Form 10QSB
period 2003-03-31
GLOBAL BROADCAST GROUP INC
filed 2003-05-20
CIK 1213660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10Q-SB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended: March 31, 2003

                         Commission file number: 0-50155

                          GLOBAL BROADCAST GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

      Delaware                                          02-0563302
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.

         5770 Roosevelt Boulevard, Suite 510, Clearwater, Florida 33760
                     (Address of Principal Executive Office)

                                 (727) 533-8300
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of March 31, 2003 was 11,497,871 shares.

                                   INDEX

                                                                           Page

PART I  - FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

    Independent Accountants' Report..........................................1-2

    Balance Sheet at March 31 2003 (Unaudited)
    and December 31, 2002......................................................3

    Statements of Changes in Stockholders' Equity
    (Deficit) for the Three Months Ended
    March 31, 2003 and 2002 and for the Period from
    Date of Inception (October 31, 2000)
    through March 31, 2003 (Unaudited).......................................4-5

    Statements of Operations for the
    Three Months Ended March 31, 2003
    and 2002 and for the Period from Date
    of Inception (October 31, 2000)
    through March 31, 2003 (Unaudited).........................................6

    Statements of Cash Flows for the
    Three Months Ended March 31, 2003
    and 2002 and for the Period from
    Date of Inception (October 31, 2000)
    through March 31, 2003 (Unaudited).......................................7-8

                        FORWARD LOOKING STATEMENTS

When used in this report, the words "may," "will," "expect," "anticipate,"
"continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933 and Section 21E Securities Exchange Act of 1934 regarding events, conditions and financial trends that may effect our future plan of operation, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business-Certain Considerations,"
"Management's Discussion and Analysis of Financial Condition and Results of
Operations," and the financial statements and their associates notes.

Important factors that may cause actual results to differ from projections include, for example:

o      the success or failure of management's efforts to implement their business strategy;
o      our ability to protect our intellectual property rights;
o      our ability to compete with major established companies;
o      our ability to attract and retain qualified employees; and
o      other risks which may be described in future filings with the SEC.

                         GLOBAL BROADCAST GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                             Clearwater, Florida

              -----------------------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                 MARCH 31, 2003
             ------------------------------------------------------

                        GLOBAL BROADCAST GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                            Clearwater, Florida

TABLE OF CONTENTS                                                Page

Independent Accountants' Report............................................F 1-2

Balance Sheets at March 31, 2003
(Unaudited) and December 31, 2002............................................F-3

Statements of Changes in Stockholders'
Equity (Deficit) for the Three
Months Ended March 31, 2003 and 2002
and for the Period from Date of Inception
(October 31, 2000) through March 31, 2003
(Unaudited)................................................................F 4-5

Statements of Operations for the
Three Months Ended March 31, 2003
and 2002 and for the Period from
Date of Inception (October 31, 2000)
through March 31, 2003 (Unaudited)...........................................F-6

Statements of Cash Flows for the
Three Months Ended March 31, 2003
and 2002 and for the Period from
Date of Inception (October 31, 2000)
through March 31, 2003 (Unaudited).........................................F 7-8

Notes to Financial Statements................................................F-9

                     INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders
Global Broadcast Group, Inc.
(A Development Stage Company)
(A Delaware Corporation)
Clearwater, Florida

           We have reviewed the accompanying  balance sheet of Global Broadcast
Group, Inc. as of March 31, 2003, and the related statements of changes in stockholder's equity (deficit), operations, and cash flows for the three months ended March 31, 2003 and 2002, and for the period from date of inception
(October 31, 2000) through March 31, 2003. These financial statements are the responsibility of the Company's management.

           We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of
America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
         Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Global
Broadcast Group, Inc. as of December 31, 2002 (presented herein), and the related statements of changes in stockholders' equity (deficit) (presented herein), operations, and cash flows (not presented herein) for the year then ended and for the period from date of inception (October 31, 2000) to December
31, 2002; and in our report dated February 28, 2003 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 and the related statement of stockholders' equity (deficit) for the year then ended and for the period from date of inception (October 31, 2000) to December 31, 2002 is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has incurred losses that have resulted in a stockholders' deficit. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are also described in Note C. The financial statements do not include any adjustments that result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., llp
Rochester, New York
  May 9, 2003

GLOBAL BROADCAST GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Clearwater, Florida

BALANCE SHEETS
-------------------------------------------------------------------------------------------------

                                                           (Unaudited)
                                                           March 31,                  December 31,
                                                             2003                         2002
-------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                                  $     3,977                 $    1,462
Accounts Receivable                                                  -                      1,160
-------------------------------------------------------------------------------------------------
Total Assets                                        $     3,977                 $    2,622
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                           $    26,811                 $   27,030
Accrued Interest Payable                                             -                      4,000                                                                       4,000
Accrued Payroll                                                 11,823                          -
Notes Payable                                                        -                    150,000                                                                                150,000
Due to Stockholder                                              19,827                          -
-------------------------------------------------------------------------------------------------
Total Liabilities                                        58,461                    181,030
-------------------------------------------------------------------------------------------------
Stockholders' Deficit
Common Stock - $.001 Par Value;
50,000,000 Shares Authorized,
12,197,871 and 11,497,871
Shares Issued
and Outstanding, Respectively                                   12,198                     11,498
Additional Paid-in Capital                                     612,732                    438,182
Deficit Accumulated During Development Stage                  (679,414)                  (628,088)
-------------------------------------------------------------------------------------------------
Total Stockholders'Deficit                              (54,484)                  (178,408)
-------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit         $     3,977                 $    2,622
-------------------------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Clearwater, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Deficit
                                                               Common                           Accumulated
                                                                Stock            Additional        During               Total
                                             Number of       ($0.001 Par          Paid-In        Development        Stockholders'
                                              Shares           Value)              Capital         Stage        Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance - October 31, 2000                    -       $       -         $          -     $          -       $              -

Common Stock Issued in Exchange
for Services and
Expenses Paid by Shareholders
(Galli)                                     11,553,100          11,553                  202                -                 11,755

Common Stock Issued in Exchange
for Services and
Expenses Paid by Shareholders
(City View)                                  3,425,000 (1)       3,425                    -                -                  3,425

Common Shares Issued for Cash -
Private Placement (City View)                  862,500 (1)         863              286,637                -                287,500

Capital Contribution - Shareholder                   -               -              100,000                -                100,000

Net Loss for the Period                              -               -                    -         (297,116)             (297,116)
------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001          15,840,600          15,841              386,839         (297,116)               105,564

Common Shares Issued for Cash -
Private Placement (City View)                   66,000              66               21,934                -                 22,000

Net Loss for the Period (Unaudited)                  -               -                    -         (101,916)              (101,916)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2002
  (Unaudited)                           15,906,600      $   15,907          $   408,773     $   (399,032)       $        25,648
------------------------------------------------------------------------------------------------------------------------------------                                                                                                                                                          - continued -
(1) Shares issued and outstanding have been adjusted to reflect the Plan of
Merger effected on March 1, 2002.

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Clearwater, Florida

STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
- continued
------------------------------------------------------------------------------------------------------------------------------------                                                                                                                                       Deficit
                                                                   Common                         Accumulated
                                                                   Stock           Additional       During              Total
                                             Number of           ($0.001 Par        Paid-In       Development        Stockholders'
                                               Shares               Value)          Capital          Stage         Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2002
 (Unaudited)                            15,906,600       $  15,907          $   408,773     $  (399,032)       $         25,648

Common Shares Issued for Cash -
Private Placement
(Global Broadcast)                             267,500             267               64,733               -                  65,000

Shares Issued for
Services Rendered                              640,000             640                5,360               -                   6,000

Shares Issued to Directors
for Services Rendered                          100,000             100                3,900               -                   4,000

Shares Repurchased                          (5,416,229)         (5,416)            (144,584)              -                (150,000)

Capital Contribution
 - Shareholder                                       -               -              100,000               -                 100,000

Net Loss for the
Period (Unaudited)                                   -               -                    -        (229,056)               (229,056)
------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002          11,497,871          11,498              438,182        (628,088)               (178,408)

Common Shares Issued for Cash
 - Private Placement
(Global Broadcast)                             250,000             250               21,000               -                  21,250

Issuance of Stock via
Conversion of Note Payable                     450,000             450              153,550               -                 154,000

Net Loss for the Period
(Unaudited)                                          -               -                    -         (51,326)                (51,326)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2003
 (Unaudited)                            12,197,871     $    12,198          $   612,732     $  (679,414)       $        (54,484)
------------------------------------------------------------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Clearwater, Florida

STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                Period From
                                             Date of Inception
                                             (October 31, 2000)        Three Months Ended March 31,
                                                  Through                -------------------------------------
                                                March 31, 2003               2003                 2002

------------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $        500          $          -         $         500
------------------------------------------------------------------------------------------------------------------------------------
Expenses
Commissions                                                    11,250                     -                 4,000
General and Administrative                                     23,056                 2,342                 1,790
Insurance                                                      39,727                 6,597                 3,616
Interest                                                        4,000                     -                     -
Investment Banker                                              35,000                     -                     -
Management Fees                                               167,392                18,000                37,188
Marketing                                                      16,000                     -                16,000
Organizational Costs                                          164,853                     -                     -
Payroll Taxes                                                   6,742                   840                   840
Production Equipment                                           24,257                     -                16,717
Professional Fees                                              56,125                   748                 3,000
Rent                                                            8,769                 1,371                 1,371
Salaries                                                       87,611                10,983                11,983
Telephone                                                      12,074                 1,998                 1,116
Transfer Agent Fees                                             3,005                   620                     -
Travel                                                         20,053                 7,827                 4,795
------------------------------------------------------------------------------------------------------------------------------------
Total Expenses                                         679,914                51,326               102,416
------------------------------------------------------------------------------------------------------------------------------------
Loss Before Provision for Taxes                       (679,414)              (51,326)             (101,916)

Provision for Taxes                                                -                      -                    -
------------------------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                           $   (679,414)          $   (51,326)         $   (101,916)
------------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of
Common Shares Outstanding                              12,765,888            12,030,843            15,893,334

Net Loss per Common Share
 - Basic and Diluted                                 $      (0.05)          $     (0.00)         $      (0.01)
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Clearwater, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                   Period From
                                                Date of Inception
                                                (October 31, 2000)             Three Months Ended March 31,
                                                    Through                    ------------------------------
                                                   March 31, 2003                 2003                 2002

------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating
 Activities

Net Loss for the Period                           $    (679,414)         $   (51,326)     $        (101,916)

Non-Cash Adjustments
Organizational Costs
Paid by Shareholders                                            14,853                    -                      -
Franchise Taxes and Filing
Fees Paid by Shareholders                                          202                    -                      -
Contributed Services
by Shareholders                                                    125                    -                      -
Common Stock Issued
for Services Rendered                                           10,000                    -                      -

Changes in Assets and Liabilities
Accounts Receivable                                                  -                1,160                      -
Accounts Payable                                                26,811                 (219)              (133,990)
Accrued Interest Payable                                         4,000                    -                      -
Accrued Payroll                                                 11,823               11,823                      -
Due to Stockholder                                              19,827               19,827                      -
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Operating Activities               (591,773)             (18,735)              (235,906)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities                          -                    -                      -
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Contribution by Shareholder                                    200,000                    -                      -
Proceeds from the Issuance of Note Payable                     150,000                    -                      -
Proceeds from the Issuance of Common Stock                     395,750               21,250                 22,000
Common Stock Repurchased                                      (150,000)                   -                      -
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Flows from Financing Activities                595,750               21,250                 22,000
------------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                   3,977                2,515               (213,906)

Cash and Cash Equivalents - Beginning of Period                      -                1,462                240,614
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period          $      3,977         $      3,977          $      26,708
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Clearwater, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
------------------------------------------------------------------------------------------------------------------------------------

                                                     Period From
                                                    Date of Inception
                                                   (October 31, 2000)          Three Months Ended March 31,
                                                         Through           -------------------------------------
                                                      March 31, 2003             2003                 2002
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures
------------------------------------------------------------------------------------------------------------------------------------
Interest Paid                                             $          -         $          -          $           -
Income Taxes Paid                                         $          -         $          -          $           -
------------------------------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND
FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
Organizational Costs Paid by Shareholders
  in Exchange for Common Stock                            $     14,583         $          -          $           -

Franchise Taxes and Filing Fees Paid by
 Shareholder                                              $        202         $          -          $           -

Contributed Services by Shareholders                      $        125         $          -          $           -

Common Stock Issued for Services Rendered                 $     10,000         $          -          $           -

Issuance of Common Stock via Conversion of
  Note Payable and Accrued Interest Payable               $    154,000         $    154,000          $           -
-----------------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Clearwater, Florida

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A -    Basis of Presentation
               The condensed financial statements of Global Broadcast
               Group, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and
               regulations of the Securities and Exchange Commission
               (the "SEC"). Certain information and footnote disclosures
               normally included in financial statements prepared in conjunction with generally accepted accounting principles have been
               condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the
               Company's registration statement on Form 10-SB.

               The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.
               Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital, and stock awards.

            Reclassifications
               Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note B -    Notes Payable
               During September 2002, the Company entered into a loan agreement with a former stockholder of the Company in the amount of
               $150,000. The note was secured by two promissory notes and 150,000 restricted shares of the Company's common stock. The notes bore interest at 8% per annum. The notes were due in full, together with accrued interest, in September 2003.

               In January 2003, the Company issued 450,000 restricted shares of common stock in full consideration of payment of the two
               promissory notes and accrued interest to date of $4,000.

Note C -    Going Concern
               The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the
               realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of
               $679,414 through March 31, 2003. As a result, there is an
               accumulated deficit of $679,414 at March 31, 2003.

               The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.
               The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of GBG's financial condition and results of its operations for the three months ended March 31, 2003 should be read in conjunction with our financial statements included elsewhere herein.

When used in the following discussions, the words "believes," "anticipates,"
"intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Company Activities

GBG (formerly known as Galli Process, Inc.) was incorporated on October 31, 2000 under the laws of the state of Delaware. Galli Process, Inc. changed to its current name on February 7, 2002.

We are in the development stage and have developed an innovative advertising and informational platform that incorporates satellite and Internet-based technology. The platform enables advertisers and businesses to promote their products and services on television sets and electronic displays in retail stores, hotels, offices, high traffic areas and other facilities. Programming will consist of short format, full motion video such as music videos, video ads and short infomercials designed to entertain, inform and educate consumers. To date, GBG has received only limited revenues from operations.

We have reported net losses since the date of inception (October 31, 2000)
through March 31, 2003 of $679,414. As a result, there is an accumulated deficit of $679,414 at March 31, 2003.

Results of Operations

Three months ended March 31, 2003 compared with three months ended March 31, 2002

Expenses for the three months ended March 31, 2003 decreased $51,000 or 50% to
$51,000 from $102,000 for the three months ended March 31, 2002. The decrease is mainly due to a decrease in management fees, marketing and production equipment.
As we are in the development stage, we expect that our expenses will fluctuate from period to period.

Liquidity and Capital Resources

As reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2003, $19,000 of cash was used by operating activities.

Cash required during the three months ended March 31, 2003 came from the issuance of common stock in the amount of $21,000

During the three months ended March 31, 2003, GBG issued 450,000 restricted shares of common stock in full consideration of payment of the $150,000 Note
Payable and Accrued Interest to date of $4,000.

Due to the lack of any significant revenues, GBG has relied upon proceeds realized from the private sale of its common stock, cash contributions from shareholders and the issuance of a note payable to meet its funding requirements. Funds raised by GBG have been expended primarily in connection with the costs to acquire Galli Process, Inc. and administrative costs.

During the next 12 months, GBG expects that it will spend between $200,000 and
$250,000 on operating expenses. The more significant expenses are management fees, salaries, marketing, professional fees and insurance. As of March 31,
2003, GBG had cash on hand of $3,977. GBG plans to use its existing financial resources, the proceeds from the sale of additional common stock, as needed, and shareholder infusion of cash, as needed, to fund its operating expenses during this period. In addition, GBG is currently utilizing a Private Placement
Memorandum seeking $2,000,000 in capital to fund operations and initial acquisitions. As of May 12, 2003, there have been no units sold. Our shareholders have committed the $200,000 to $250,000 needed during the next twelve months to fund operations if funding is not available from any other sources. There is no formal agreement for our shareholders to provide this funding.

Other than funding its operating expenses, GBG does not have any material capital commitments.

Plan of Operation

We have completed the development of our product and we have been in the process of marketing it to companies that market to our target industries as well as the companies in the industries that can best benefit from our product. We have modified our products to serve national accounts and have streamlined our entertainment package so it can be marketed to various age groups. We have been finding that most potential customers want to work with a public reporting company. On May 16, 2003 we became a public reporting company. We anticipate that we should begin generating revenues within six months of this date.

During the next 12 months we will take the following steps to market our product:

        o   We will visit with national hotel chains embracing new technologies
        o   We will seek independent representatives who will sell directly to our target audience
        o   We will joint venture with the larger companies supplying TV sets and TV services to hotels and commercial companies
        o   We will continue to develop new uses for our product
        o   We will continue to explore opportunities to acquire companies that would be synergistic with our business and that would
            provide a positive cash flow to GBG, however, no negotiations have reached the probable stage.

To date, we have discovered a new and expanded use of our services in Radiology, where high-speed connections are required to send x-rays and other diagnostic data. We can send this information from remote areas to medical facilities with trained specialists via satellite.

The above work will not require any additional working capital as it will be performed by employees and consultants accounted for in the operating expenses described above.

Until GBG receives adequate outside financing to fund its capital commitments, its operations will be limited to those that can be effected through the proceeds from the sale of additional common stock and shareholder infusion of cash.

During this 12 month period, GBG does not anticipate hiring more than two employees.

Application of Critical Accounting Policies

GBG's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. The critical accounting policy for GBG currently is revenue recognition.

GBG recognizes revenue in accordance with Staff Accounting Bulletin No. 101,
"Revenue Recognition in Financial Statements." We will recognize revenue when realized or realizable and earned, which is when the following criteria are met:
persuasive evidence of arrangement exists; delivery has occurred; the sales price is fixed and determinable; and collectibility is reasonably assured. We will provide for the estimated costs of warranties and reduce revenue for estimated returns.

For sales related to services, GBG will recognize revenue upon the completion of the installation of all equipment necessary to provide the satellite transmission services. The fees that will be billed monthly to these customers will then be recognized on a monthly basis after the services have been provided. We will only recognize our portion of any such services that relate to a revenue sharing agreement.

For equipment sales, revenue will be recognized when the equipment is shipped to the customer.

For equipment leases, rental revenue will be recognized as earned over the term of the lease.

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings or litigation, and the officers and directors are aware of no other pending litigation.

ITEM 2.   CHANGES IN SECURITIES

As of March 31, 2003, the Company issued an additional 250,000 shares of its common stock pursuant to an exemption provided for under Rule 506 of Regulation
D of the Securities Act of 1933, as amended. The shares were purchased for
$21,250. In addition, the Company authorized the issuance of 450,000 shares of its common stock in connection with the conversion of outstanding promissory notes. This conversion was made in reliance on Section 4(2) of the Securities
Act of 1933, as amended. The 450,000 restricted shares were issued as full payment of two promissory notes in the aggregate amount of $150,000 and accrued interest to date of $4,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  CONTROLS AND PROCEDURES

Sam Winer, the Company's President, Chief Executive Officer and Principal
Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Winer, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the
Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

ITEM 5.  OTHER EVENTS
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed by the registrant for the quarter ending
March 31, 2003

                                       12

                                SIGNATURES

In accordance with the requirements of Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GLOBAL BROADCAST GROUP, INC.

Date: May 19, 2003                             By: /s/ Sam Winer
                                                     ------------------------------------
                                                       Sam Winer, Chairman of the Board and
                                                       Chief Executive Officer
                                                       (Principal Executive Officer and
                                                       Principal Financial Officer)

Date:  May 19, 2003                            By: /s/ James Goodman
                                                     ----------------------------------
                                                       James Goodman, Director

Date:  May 19, 2003                            By: /s/ Micheal D. Rocha
                                                     -----------------------------------
                                                       Michael D. Rocha, Director

                                       13

                              CERTIFICATION

In connection with the Quarterly Report of Global Broadcast Group, Inc. (the
"Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I, Sam
Winer, President, Chief Executive Officer, Principal Financial Officer of the
Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)      The Report fully complies with the requirements of section 13(a) or
         5(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  May 19, 2003                               /s/ Sam Winer
                                                      Sam Winer
                                                      President, Chief Executive Officer
                                                      and Principal Financial Officer