Form 10QSB
period 2003-06-30
GLOBAL BROADCAST GROUP INC
filed 2003-08-13
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q-SB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number: 0-50155

GLOBAL BROADCAST GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	02-0563302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5770 Roosevelt Boulevard, Suite 510, Clearwater, Florida 33760

(Address of Principal Executive Office)

(727) 533-8300

(Registrant’s telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

12,317,871 Shares of Common Stock

Transitional Small Business Disclosure Format: Yes   ☐  No  ☒

GLOBAL BROADCAST GROUP, INC.

FORWARD LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E Securities Exchange Act of 1934 regarding events, conditions and financial trends that may effect our future plan of operation, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings “Business-Certain Considerations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and their associated notes.

Important factors that may cause actual results to differ from projections include, for example:

•	the success or failure of management’s efforts to implement their business strategy;
•	our ability to protect our intellectual property rights;
•	our ability to compete with major established companies;
•	our ability to attract and retain qualified employees; and
•	other risks which may be described in future filings with the SEC.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

FINANCIAL REPORTS

AT

JUNE 30, 2003

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

Independent Accountants’ Report	1-2

Balance Sheets at June 30, 2003 (Unaudited) and December 31, 2002	3

Statements of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2003 and 2002 and for the Period from Date of Inception (October 31, 2000) through June 30, 2003 (Unaudited)	4-5

Statements of Operations for the Three Months Ended June 30, 2003 and 2002 and for the Period from Date of Inception (October 31, 2000) through June 30, 2003 (Unaudited)	6

Statements of Operations for the Six Months Ended June 30, 2003 and 2002 (Unaudited)	7

Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 and for the Period from Date of Inception (October 31, 2000) through June 30, 2003 (Unaudited)	8-9

Notes to Financial Statements	10

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors

    and Stockholders

Global Broadcast Group, Inc.

(A Development Stage Company)

(A Delaware Corporation)

Clearwater, Florida

        We have reviewed the accompanying balance sheet of Global Broadcast Group, Inc. as of June 30, 2003, the related statements of operations for the three and six months ended June 30, 2003 and 2002, and the statements of changes in stockholder’s equity (deficit) and cash flows for the six months ended June 30, 2003 and 2002, and for the period from date of inception (October 31, 2000) through June 30, 2003. These financial statements are the responsibility of the Company’s management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Global Broadcast Group, Inc. as of December 31, 2002 (presented herein), and the related statements of changes in stockholders’ equity (deficit) (presented herein), operations, and cash flows (not presented herein) for the year then ended and for the period from date of inception (October 31, 2000) to December 31, 2002; and in our report dated February 28, 2003 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 and the related statement of stockholders’ equity (deficit) for the year then ended and for the period from date of inception (October 31, 2000) to December 31, 2002 is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note C. The financial statements do not include any adjustments that result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP

Rochester, New York

    August 1, 2003

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

BALANCE SHEETS

	(Unaudited) June 30, 2003	December 31, 2002

ASSETS

Current Assets
Cash and Cash Equivalents	$2,009	$1,462
Accounts Receivable	—	1,160

Total Assets	$2,009	$2,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$56,520	$27,029
Accrued Interest Payable	—	4,000
Accrued Payroll	23,646	—
Notes Payable	—	150,000
Due to Stockholder	37,200	—

Total Liabilities	117,366	181,029

Stockholders’ Deficit
Common Stock—$.001 Par Value; 50,000,000 Shares Authorized, 12,317,871 and 11,497,871 Shares Issued and Outstanding, Respectively	12,318	11,498
Additional Paid-in Capital	652,613	438,183
Deficit Accumulated During Development Stage	(780,288)	(628,088)

Total Stockholders’ Deficit	(115,357)	(178,407)

Total Liabilities and Stockholders’ Deficit	$2,009	$2,622

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Shares		Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

Balance—October 31, 2000	—		$—	$—	$—	$—
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (Galli)	11,553,100		11,553	202	—	11,755
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (City View)	3,425,000	(1)	3,425	—	—	3,425
Common Shares Issued for Cash—Private Placement (City View)	862,500	(1)	863	286,637	—	287,500
Capital Contribution—Shareholder	—		—	100,000	—	100,000
Net Loss for the Period	—		—	—	(297,116)	(297,116)

Balance—December 31, 2001	15,840,600		15,841	386,839	(297,116)	105,564
Common Shares Issued for Cash—Private Placement (City View)	66,000		66	21,934	—	22,000
Common Shares Issued for Cash—Private Placement (Global Broadcast)	5,000		5	4,995	—	5,000
Capital Contribution—Shareholder	—		—	50,000	—	50,000
Net Loss for the Period (Unaudited)	—		—	—	(179,835)	(179,835)

Balance—June 30, 2002 (Unaudited)	15,911,600		$15,907	$463,768	$(476,951)	$2,729

(1) Shares issued and outstanding have been adjusted to reflect the Plan of Merger effected on March 1, 2002.						—continued—

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)—continued

	Number of Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

Balance—June 30, 2002 (Unaudited)	15,911,600	$15,912	$463,768	$(476,951)	$2,729
Common Shares Issued for Cash—Private Placement (Global Broadcast)	262,500	263	59,738	—	60,001
Shares Issued for Services Rendered	640,000	640	5,360	—	6,000
Shares Issued to Directors for Services Rendered	100,000	100	3,900	—	4,000
Shares Repurchased	(5,416,229)	(5,417)	(144,583)	—	(150,000)
Capital Contribution—Shareholder	—	—	50,000	—	50,000
Net Loss for the Period (Unaudited)	—	—	—	(151,137)	(151,137)

Balance—December 31, 2002	11,497,871	11,498	438,183	(628,088)	(178,407)
Common Shares Issued for Cash—Private Placement (Global Broadcast)	295,000	295	35,955	—	36,250
Issuance of Stock via Conversion of Note Payable	450,000	450	153,550	—	154,000
Shares Issued for Services Rendered	75,000	75	24,925	—	25,000
Net Loss for the Period (Unaudited)	—	—	—	(152,200)	(152,200)

Balance—June 30, 2003 (Unaudited)	12,317,871	$12,318	$652,613	$(780,288)	$(115,357)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF OPERATIONS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through June 30, 2003	Three Months Ended June 30,
		2003	2002

Revenues	$500	$—	$—

Expenses
Commissions	11,250	—	—
General and Administrative	24,876	1,820	5,485
Insurance	46,176	6,449	7,762
Interest	4,000	—	—
Investment Banker	35,000	—	25,000
Management Fees	185,392	18,000	14,204
Marketing	41,000	25,000	—
Organizational Costs	164,853	—	—
Payroll Taxes	7,582	840	812
Production Equipment	24,257	—	1,050
Professional Fees	85,322	29,197	7,535
Rent	10,140	1,371	1,371
Salaries	98,594	10,983	9,983
Telephone	13,375	1,301	2,728
Transfer Agent Fees	3,875	870	1,500
Travel	25,096	5,043	489

Total Expenses	780,788	100,874	77,919

Loss Before Provision for Taxes	(780,288)	(100,874)	(77,919)
Provision for Taxes	—	—

Net Loss for the Period	$(780,288)	$(100,874)	$(77,919)

Weighted Average Number of Common Shares Outstanding	12,578,091	12,244,025	15,908,193

Net Loss per Common Share—Basic and Diluted	$(0.06)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2003	2002

Revenues	$—	$500

Expenses
Commissions	—	4,000
General and Administrative	4,162	7,275
Insurance	13,046	11,378
Investment Banker	—	25,000
Management Fees	36,000	51,392
Marketing	25,000	16,000
Payroll Taxes	1,680	1,652
Production Equipment	—	18,767
Professional Fees	29,945	10,535
Rent	2,742	2,742
Salaries	21,966	20,966
Telephone	3,299	3,844
Transfer Agent Fees	1,490	1,500
Travel	12,870	5,284

Total Expenses	152,200	180,335

Loss Before Provision for Taxes	(152,200)	(179,835)

Provision for Taxes	—	—

Net Loss for the Period	$(152,200)	$(179,835)

Weighted Average Number of Common Shares Outstanding	12,138,023	15,900,805

Net Loss per Common Share—Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through June 30, 2003	Six Months Ended June 30,
		2003	2002

Cash Flows from Operating Activities

Net Loss for the Period	$(780,288)	$(152,200)	$(179,835)

Non-Cash Adjustments
Organizational Costs Paid by Shareholders	14,853	—	—
Franchise Taxes and Filing Fees Paid by Shareholders	202	—	—
Contributed Services by Shareholders	125	—	—
Common Stock Issued for Services Rendered	35,000	25,000	—

Changes in Assets and Liabilities
Accounts Receivable	—	1,160	—
Accounts Payable	56,520	29,491	(134,022)
Accrued Interest Payable	4,000	—	—
Accrued Payroll	23,646	23,646	—
Due to Stockholder	37,200	37,200	—

Net Cash Flows from Operating Activities	(608,742)	(35,703)	(313,857)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Contribution by Shareholder	200,000	—	50,000
Proceeds from the Issuance of Note Payable	150,000	—	—
Proceeds from the Issuance of Common Stock	410,751	36,250	27,000
Common Stock Repurchased	(150,000)	—	—

Net Cash Flows from Financing Activities	610,751	36,250	77,000

Net Change in Cash and Cash Equivalents	2,009	547	(236,857)
Cash and Cash Equivalents—Beginning of Period	—	1,462	240,614

Cash and Cash Equivalents—End of Period	$2,009	$2,009	$3,757

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED)—continued

	Period From Date of Inception (October 31, 2000) Through June 30, 2003	Six Months Ended June 30,
		2003	2002

Supplemental Disclosures

Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Organizational Costs Paid by Shareholders in Exchange for Common Stock	$14,853	$—	$—

Franchise Taxes and Filing Fees Paid by Shareholder	$202	$—	$—
Contributed Services by Shareholders	$125	$—	$—

Issuance of Common Stock via Conversion of Note Payable and Accrued Interest Payable	$154,000	$154,000	$—

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The condensed financial statements of Global Broadcast Group, Inc. (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-SB.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company’s registration with the SEC, costs incurred to raise capital, and stock awards.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note B - Notes Payable

During September 2002, the Company entered into a loan agreement with a former stockholder of the Company in the amount of $150,000. The note was secured by two promissory notes and 150,000 restricted shares of the Company’s common stock. The notes bore interest at 8% per annum. The notes were due in full, together with accrued interest, in September 2003.

In January 2003, the Company issued 450,000 restricted shares of common stock in full consideration of payment of the two promissory notes and accrued interest to date of $4,000.

Note C - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $780,288 through June 30, 2003. As a result, there is an accumulated deficit of $780,288 at June 30, 2003.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of GBG’s financial condition and results of its operations for the three and six months ended June 30, 2003 should be read in conjunction with our financial statements included elsewhere herein.

When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

We have reported net losses since the date of inception (October 31, 2000) through June 30, 2003 of $780,288. As a result, there is an accumulated deficit of $780,288 at June 30, 2003.

Results of Operations

Three months ended June 30, 2003 compared with three months ended June 30, 2002

Expenses for the three months ended June 30, 2003 increased $23,000 or 29% to $101,000 from $78,000 for the three months ended June 30, 2002. The increase is mainly due to an increase in marketing, professional fees and travel. As we are in the development stage, we expect that our expenses will fluctuate from period to period.

Six months ended June 30, 2003 compared with six months ended June 30, 2002

Expenses for the six months ended June 30, 2003 decreased $28,000 or 16% to $152,000 from $180,000 for the six months ended June 30, 2002. The decrease is mainly due to a decrease in investment banking, management fees and production equipment offset by increases in marketing, professional fees and travel. As we are in the development stage, we expect that our expenses will fluctuate from period to period.

Liquidity and Capital Resources

As reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2003, $36,000 of cash was used by operating activities.

Cash required during the six months ended June 30, 2003 came from the issuance of common stock in the amount of $36,000

Due to the lack of any significant revenues, GBG has relied upon proceeds realized from the private sale of its common stock, cash contributions from shareholders and the issuance of a note payable to meet its funding requirements. During the three months ended June 30, 2003, GBG issued 45,000 shares for cash and 75,000 shares of its common stock for services rendered. No other shares were issued during this period. Funds raised by GBG have been expended primarily in connection with administrative costs.

During the next 12 months, GBG expects that it will spend between $200,000 and $250,000 on operating expenses. The more significant expenses are management fees, salaries, marketing, professional fees and insurance. As of June 30, 2003, GBG had cash on hand of $2,009. GBG plans to use its existing financial resources, the proceeds from the sale of additional common stock, as needed, and shareholder infusion of cash, as needed, to fund its operating expenses during this period. In addition, GBG is currently utilizing a Private Placement Memorandum seeking $2,000,000 in capital to fund operations and initial acquisitions. As of August 12, 2003, there have been no units sold. Our shareholders have committed the $200,000 to $250,000 needed during the next twelve months to fund operations if funding is not available from any other sources. There is no formal agreement for our shareholders to provide this funding.

Other than funding its operating expenses, GBG does not have any material capital commitments.

Plan of Operation

We have completed the development of our product and we have been in the process of marketing it to companies that market to our target industries as well as the companies in the industries that can best benefit from our product. We have modified our products to serve national accounts and have streamlined our entertainment package so it can be marketed to various age groups. We have been finding that most potential customers want to work with a publicly traded company. We anticipate that within six months of becoming a publicly traded company, we will begin to generate revenues.

During the next 12 months we will take the following steps to market our product:

•	We will visit with national hotel chains embracing new technologies

•	We will seek independent representatives who will sell directly to our target audience

•	We will joint venture with the larger companies supplying TV sets and TV services to hotels and commercial companies

•	We will continue to develop new uses for our product

•	We will continue to explore opportunities to acquire companies that would be synergistic with our business and that would provide a positive cash flow to GBG, however, no negotiations have reached the probable stage.

To date, we have discovered new and expanded uses in the medical field where high-speed connections are required. We can send information from remote areas to medical facilities with trained specialists via satellite.

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

During this 12-month period, GBG does not anticipate hiring more than two employees.

Application of Critical Accounting Policies

GBG’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The critical accounting policy for GBG currently is revenue recognition.

GBG recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” We will recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of arrangement exists; delivery has occurred; the sales price is fixed and determinable; and collectibility is reasonably assured. We will provide for the estimated costs of warranties and reduce revenue for estimated returns.

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

ITEM 3. CONTROLS AND PROCEDURES

Sam Winer, the Company’s President, Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this report (the “Evaluation Date”); and in his opinion the Company’s disclosure controls and procedures ensure that material information relating to the Company, including the Company’s consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Winer, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company’s internal controls were required.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings or litigation, and the officers and directors are aware of no other pending litigation.

ITEM 2. CHANGES IN SECURITIES

As of June 30, 2003, the Company issued no shares of its common stock offered pursuant to an exemption provided for under Rule 506 of Regulation D of the Securities Act of 1933, as amended. In addition, the Company authorized the issuance of 450,000 shares of its common stock in connection with the conversion of outstanding promissory notes. This conversion was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. The 450,000 restricted shares were issued as full payment of two promissory notes in the aggregate amount of $150,000 and accrued interest to date of $4,000. In reliance on Section 4(2), GBG issued 45,000 shares of its common stock for $15,000 and 75,000 shares of common stock for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER EVENTS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed by the registrant for the quarter ending June 30, 2003

EX-3.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX-3.2	Certification of Chief Executive Officer of Global Broadcast Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BROADCAST GROUP, INC.

Date: August 12, 2003	By:	/s/ Sam Winer
Sam Winer (Principal Executive Officer and Principal Financial Officer)