Form 10QSB
period 2003-09-30
GLOBAL BROADCAST GROUP INC
filed 2003-11-14
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 0-50155

GLOBAL BROADCAST GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	02-0563302
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

5770 Roosevelt Boulevard, Suite 510, Clearwater, Florida 33760

(Address of Principal Executive Office)

(727) 533-8300

(Registrant’s telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 7, 2003, the Company had 12,317,871 issued and outstanding shares of common stock.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

FINANCIAL REPORTS

AT

SEPTEMBER 30, 2003

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

Independent Accountants’ Report

Balance Sheets at September 30, 2003 (Unaudited) and December 31, 2002	2

Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2003 and 2002 and for the Period from Date of Inception (October 31, 2000) through September 30, 2003 (Unaudited)

3-4

Statements of Operations for the Three Months Ended September 30, 2003 and 2002 and for the Period from Date of Inception (October 31, 2000) through September 30, 2003 (Unaudited)	5

Statements of Operations for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	6

Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 and for the Period from Date of Inception (October 31, 2000) through September 30, 2003 (Unaudited)	7-8

Notes to Financial Statements	9-10

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

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders

Global Broadcast Group, Inc.

(A Development Stage Company)

(A Delaware Corporation)

Clearwater, Florida

We have reviewed the accompanying balance sheet of Global Broadcast Group, Inc. as of September 30, 2003, the related statements of operations for the three and nine months ended September 30, 2003 and 2002 and for the period from date of inception (October 31, 2000) through September 30, 2003, and the statements of changes in stockholder’s equity (deficit) and cash flows for the nine months ended September 30, 2003 and 2002 and for the period from date of inception (October 31, 2000) through September 30, 2003. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note D. The financial statements do not include any adjustments that result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP Rochester, New York

October 23, 2003

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

BALANCE SHEETS

	(Unaudited) September 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash and Cash Equivalents	$172	$1,462
Accounts Receivable	—	1,160

Total Assets	$172	$2,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$57,970	$27,030
Accrued Interest Payable	61	4,000
Accrued Payroll	37,104	—
Convertible Note Payable	7,000	—
Notes Payable	—	150,000
Due to Stockholders	62,319	—

Total Liabilities	164,454	181,030

Stockholders’ Deficit
Common Stock – $.001 Par Value; 50,000,000 Shares Authorized; 12,317,871 and 11,497,871 Shares Issued and Outstanding, Respectively	12,318	11,498
Additional Paid-in Capital	652,612	438,182
Deficit Accumulated During Development Stage	(829,212)	(628,088)

Total Stockholders’ Deficit	(164,282)	(178,408)

Total Liabilities and Stockholders’ Deficit	$172	$2,622

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Shares		Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Balance – October 31, 2000	—		$—	$—	$—	$—
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (Galli)	11,553,100		11,553	202	—	11,755
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (City View)	3,425,000	(1)	3,425	—	—	3,425
Common Shares Issued for Cash – Private Placement (City View)	862,500	(1)	863	286,637	—	287,500
Capital Contribution – Shareholder	—		—	100,000	—	100,000
Net Loss for the Period	—		—	—	(297,116)	(297,116)

Balance – December 31, 2001	15,840,600		15,841	386,839	(297,116)	105,564
Common Shares Issued for Cash – Private Placement (City View)	66,000		66	21,934	—	22,000
Common Shares Issued for Cash – Private Placement (Global Broadcast)	267,500		267	64,733	—	65,000
Shares Repurchased	(5,416,229)		(5,416)	(144,584)	—	(150,000)
Capital Contribution – Shareholder	—		—	50,000	—	50,000
Net Loss for the Period (Unaudited)	—		—	—	(234,306)	(234,306)

Balance – September 30, 2002 (Unaudited)	10,757,871		$10,758	$378,922	$(531,422)	$(141,742)

(1) Shares issued and outstanding have been adjusted to reflect the Plan of Merger effected on March 1, 2002.	– continued –

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) – continued

	Number of Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Balance – September 30, 2002 (Unaudited)	10,757,871	$10,758	$378,922	$(531,422)	$(141,742)
Shares Issued for Services Rendered	640,000	640	5,360	—	6,000
Shares Issued to Directors for Services Rendered	100,000	100	3,900	—	4,000
Capital Contribution – Shareholder	—	—	50,000	—	50,000
Net Loss for the Period (Unaudited)	—	—	—	(96,666)	(96,666)

Balance – December 31, 2002	11,497,871	11,498	438,182	(628,088)	(178,408)
Common Shares Issued for Cash – Private Placement (Global Broadcast)	295,000	295	35,955	—	36,250
Issuance of Stock via Conversion of Notes Payable	450,000	450	153,550	—	154,000
Shares Issued for Services Rendered	75,000	75	24,925	—	25,000
Net Loss for the Period (Unaudited)	—	—	—	(201,124)	(201,124)

Balance – September 30, 2003 (Unaudited)	12,317,871	$12,318	$652,612	$(829,212)	$(164,282)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF OPERATIONS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through September 30, 2003	Three Months Ended September 30,
		2003	2002
Revenues	$500	$—	$—

Expenses
Commissions	11,250	—	5,000
General and Administrative	26,905	2,029	297
Insurance	54,253	8,077	5,915
Interest	4,061	61	1,000
Investment Banker	35,000	—	—
Management Fees	205,392	20,000	25,000
Marketing	41,000	—	—
Organizational Costs	164,853	—	—
Payroll Taxes	8,539	957	589
Production Equipment	24,257	—	—
Professional Fees	85,907	585	3,448
Rent	11,511	1,371	1,371
Salaries	111,095	12,501	8,482
Telephone	14,527	1,152	2,168
Transfer Agent Fees	4,265	390	385
Travel	26,897	1,801	816

Total Expenses	829,712	48,924	54,471

Loss Before Provision for Taxes	(829,212)	(48,924)	(54,471)
Provision for Taxes	—	—	—

Net Loss for the Period	$(829,212)	$(48,924)	$(54,471)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	12,843,657	12,317,871	14,212,150
Net Loss per Common Share – Basic and Diluted	$(0.06)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Revenues	$—	$500

Expenses
Commissions	—	9,000
General and Administrative	6,191	7,572
Insurance	21,123	17,293
Interest	61	1,000
Investment Banker	—	25,000
Management Fees	56,000	76,392
Marketing	25,000	16,000
Payroll Taxes	2,637	2,241
Production Equipment	—	18,767
Professional Fees	30,530	13,983
Rent	4,113	4,113
Salaries	34,467	29,448
Telephone	4,451	6,012
Transfer Agent Fees	1,880	1,885
Travel	14,671	6,100

Total Expenses	201,124	234,806

Loss Before Provision for Taxes	(201,124)	(234,306)
Provision for Taxes	—	—

Net Loss for the Period	$(201,124)	$(234,306)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	12,201,269	15,331,735
Net Loss per Common Share – Basic and Diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through September 30, 2003	Nine Months Ended September 30,
		2003	2002
Cash Flows from Operating Activities
Net Loss for the Period	$(829,212)	$(201,124)	$(234,306)
Non-Cash Adjustments
Organizational Costs Paid by Shareholders	14,853	—	—
Franchise Taxes and Filing Fees Paid by Shareholders	202	—	—
Contributed Services by Shareholders	125	—	—
Common Stock Issued for Services Rendered	35,000	25,000	—
Common Stock Issued for Accrued Interest Payable	4,000	4,000	—
Changes in Assets and Liabilities
Accounts Receivable	—	1,160	—
Accounts Payable	57,970	30,940	(135,107)
Accrued Interest Payable	61	(3,939)	1,000
Accrued Payroll	37,104	37,104	—
Due to Stockholders	62,319	62,319	—

Net Cash Flows from Operating Activities	(617,578)	(44,540)	(368,413)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Contribution by Shareholder	200,000	—	50,000
Proceeds from the Issuance of Convertible Note Payable	7,000	7,000	—
Proceeds from the Issuance of Notes Payable	150,000	—	150,000
Proceeds from the Issuance of Common Stock	410,750	36,250	87,000
Common Stock Repurchased	(150,000)	—	(150,000)

Net Cash Flows from Financing Activities	617,750	43,250	137,000

Net Change in Cash and Cash Equivalents	172	(1,290)	(231,413)
Cash and Cash Equivalents – Beginning of Period	—	1,462	240,614

Cash and Cash Equivalents – End of Period	$172	$172	$9,201

- continued -

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED) – continued

	Period From Date of Inception (October 31, 2000) Through September 30, 2003	Nine Months Ended September 30,
		2003	2002
Supplemental Disclosures
Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Organizational Costs Paid by Shareholders in Exchange for Common Stock	$14,853	$—	$—
Franchise Taxes and Filing Fees Paid by Shareholder	$202	$—	$—
Contributed Services by Shareholders	$125	$—	$—
Issuance of Common Stock for Services Rendered	$35,000	$25,000	$—
Issuance of Common Stock via Conversion of Note Payable and Accrued Interest Payable	$154,000	$154,000	$—

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO FINANCIAL STATEMENTS

Note A – Basis of Presentation

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

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company’s registration with the SEC, costs incurred to raise capital, and stock awards. Certain financial information that is not required for interim financial reporting purposes has been omitted.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Note B – Convertible Note Payable

During August 2003, the Company entered into a loan agreement with a stockholder of the Company in the amount of $7,000. The note bears interest at 7% per annum and is due on demand.

At the stockholder’s option, the note is convertible into shares of the Company’s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The Conversion Price is $0.10.

The President of the Company has personally guaranteed payment of the note, up to 50% of the original balance, until the note is paid in full.

Note C – Notes Payable

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

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO FINANCIAL STATEMENTS

Note D – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $829,212 through September 30, 2003. As a result, there is an accumulated deficit of $829,212 at September 30, 2003.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E – Subsequent Events

During October 2003, the Company entered into a loan agreement with a stockholder of the Company in the amount of $50,000. The note bears interest at 12% per annum and is secured by 200,000 restricted shares of the Company’s common stock. The note is due in full, together with accrued interest, on November 1, 2004.

At the stockholder’s option, the note is convertible into shares of the Company’s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price at any time during the term of the note. The Conversion Price is $0.25.

During October 2003, the Company entered into a loan agreement with an unrelated third party in the amount of $150,000. The note bears interest at 12% per annum and is secured by 600,000 restricted shares of the Company’s common stock. The note is due in full, together with accrued interest, on November 15, 2004.

At the note holder’s option, the note is convertible into shares of the Company’s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price at any time during the term of the note. The Conversion Price is $0.25.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of GBG’s financial condition and results of its operations for the three and nine months ended September 30, 2003 should be read in conjunction with our financial statements included elsewhere herein.

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

We have reported net losses since the date of inception (October 31, 2000) through September 30, 2003 of $829,212. As a result, there is an accumulated deficit of $829,212 at September 30, 2003.

Results of Operations

Three months ended September 30, 2003 compared with three months ended September 30, 2002

Expenses for the three months ended September 30, 2003 decreased $5,000 or 10% to $49,000 from $54,000 for the three months ended September 30, 2002. The decrease is mainly due to a decrease in commissions and management fees and was offset by an increase in salaries. As we are in the development stage, we expect that our expenses will fluctuate from period to period.

Nine months ended September 30, 2003 compared with nine months ended September 30, 2002

Expenses for the nine months ended September 30, 2003 decreased $34,000 or 14% to $201,000 from $235,000 for the nine months ended September 30, 2002. The decrease is mainly due to a decrease in commissions, investment banking, management fees and production equipment offset by increases in insurance, marketing, professional fees, salaries and travel. As we are in the development stage, we expect that our expenses will fluctuate from period to period.

Liquidity and Capital Resources

As reflected in the Statement of Cash Flows for the nine months ended September 30, 2003, $45,000 of cash was used by operating activities.

Cash required during the nine months ended September 30, 2003 came from the issuance of common stock in the amount of $36,000 and the issuance of a convertible note payable in the amount of $7,000.

Due to the lack of any significant revenues, GBG has relied upon proceeds realized from the private sale of its common stock, cash contributions from shareholders and the issuance of a note payable to meet its funding requirements. Funds raised by GBG have been expended primarily in connection with the costs to acquire Galli Process, Inc. and administrative costs.

During the next 12 months, GBG expects that it will spend between $200,000 and $250,000 on operating expenses. The more significant expenses are management fees, salaries, marketing, professional fees and insurance. As of September 30, 2003, GBG had cash on hand of $172. To fund operations, GBG entered into 2 loan agreements in October 2003 in the amount of $50,000 and $150,000. The notes bear interest at 12% per annum and are secured by 200,000 and 600,000 restricted shares of GBG’s common stock, respectively. The notes are due in full together with accrued interest on November 1, 2004 and November 15, 2004, respectively. The notes can be converted into shares of GBG’s common stock at the note holder’s option at any time during the term of the note. In addition to this funding, GBG plans to use its existing financial resources, the proceeds from the sale of additional common stock, as needed, and shareholder infusion of cash, as needed, to fund its operating expenses during this period. In addition, GBG anticipates organizing a private placement of its stock for $2,000,000 in capital to fund operations and begin the acquisition process. Our shareholders have committed the additional funds that may be needed during the next 12 months to fund operations if funding is not available from any other sources. There is no formal agreement for our shareholders to provide this funding.

Other than funding its operating expenses, GBG does not have any material capital commitments.

Plan of Operation

We have completed the development of our product and we have been in the process of marketing it to companies that are suppliers to our target industries as well as the companies in the industries that can best benefit from our product. We have modified our products to serve national accounts and have streamlined our entertainment package so it can be marketed to various age groups. We have ascertained that most of our potential customers want to work with a publicly trading company. We anticipate that within three months of becoming a publicly trading company, we will begin to generate revenues.

During the next twelve months we will enter into distribution agreements with a marketing company that supplies equipment and entertainment products to our target audience. We will also attempt to enter into agreements with major hotel chains embracing new technologies. We will joint venture with companies supplying TV sets and TV services to hotels and commercial establishments. We will continue to develop our capabilities in the medical field where we can deliver information via satellite and avoid the use of expensive high-speed phone lines. We will continue to explore opportunities to acquire companies that would be synergistic with our business and that would provide a positive cash flow to GBG, however, no negotiations have reached the probable stage.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

GBG is not involved in any legal proceedings or litigation, and the officers and directors are aware of no other pending litigation.

ITEM 2.	CHANGES IN SECURITIES

As of September 30, 2003, GBG issued no shares of its common stock offered pursuant to an exemption provided for under Rule 506 of Regulation D of the Securities Act of 1933, as amended. In addition, GBG authorized the issuance of 450,000 shares of its common stock in connection with the conversion of outstanding promissory notes. This conversion was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. The 450,000 restricted shares were issued as full payment of two promissory notes in the aggregate amount of $150,000 and accrued interest to date of $4,000. In reliance on Section 4(2), GBG issued 295,000 shares of its common stock for $36,250 and 75,000 shares of common stock for services rendered.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER EVENTS

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Title

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on From 8-K

There were no reports on Form 8-K filed by the registrant for the quarter ending September 30, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BROADCAST GROUP, INC.

Date: November 14, 2003	/s/ Sam Winer

Sam Winer (Chief Executive Officer and Principal Financial Officer)