Form 10KSB
period 2003-12-31
GLOBAL BROADCAST GROUP INC
filed 2004-04-14
CIK 1213660

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 000-50155

GLOBAL BROADCAST GROUP, INC.

(Name of Small Business Issuer in its Charter)

Florida	02-0563302
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18495 U.S. Hwy. 19N, Clearwater, Florida 33764

(Address of Principal Executive Offices) (Zip Code)

(727) 533-8300

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

State issuer’s revenues for its most recent fiscal year. $-0-

As of March 31, 2004, there are 12,317,871 shares of voting stock issued and outstanding of which 8,436,310 shares are held by non-affiliates.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: March 31, 2004: 12,317,871 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Description of Business.

General

We are a development stage company that is developing technology and programming for the delivery of advertising based content through satellite transmission and the Internet. Our executive offices are located at 18495 U.S. Hwy. 19N, Clearwater, Florida 33764 and our telephone number is (727) 533-8300.

The Company was incorporated under the laws of the State of Delaware on October 31, 2000 as Galli Process, Inc. Effective December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). Effective February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. (“GBG”). On March 1, 2002, pursuant to a plan of merger, City View merged into GBG, which was the surviving entity. There was no change to the business, management, location, policies or the consolidated assets and liabilities of City View.

Description of Operations

We believe that consumers seeking relevant information, as well as businesses interested in advertising to targeted consumers, currently lack effective and affordable advertising solutions. Similarly, traditional advertising methods often do not offer a cost-effective means for attracting potential customers and traditional television and radio advertising is cost prohibitive for most small businesses. Merchants need cost-effective strategies to reach local consumers and to convert these people into purchasers. We believe that this advertising is often most effective at the point of sale location.

In-House Television Networks

We have developed an advertising and informational platform that is delivered through satellite and Internet-based technology. The platform enables advertisers and businesses to promote their products and services through an in-house television network and displayed on television sets and electronic displays in retail stores, hotels, offices, high traffic areas and other facilities. We have not yet begun offering these services and have not realized any profits from operations. Programming will consist of short format full motion video such as music videos, video ads and short infomercials which usually take two days to produce. Animated graphics will be used for headline news, sports and both national and local weather.

We believe our technology will enable businesses and organizations to inexpensively install an in house television network with features similar to the recently installed Wal-Mart TV Network being used by Wal-Mart. Unlike the Wal-Mart TV Network, our platform incorporates proprietary and state of the art Internet-based software allowing an advertiser or business the ability to manage its content (either video or graphics) and to deliver custom programs to specific display monitors or televisions. This feature also enables a business to run different programming on various display monitors within the same facility simultaneously.

We intend to charge clients a monthly fee for satellite transmission services and will either lease or sell the satellite receiving equipment to the client. The client may hire our production team to produce their programming/content. The client may choose to pay a monthly subscription fee for the use of our produced content/programming (music videos, news, weather, sports, etc.) We intend to direct our selling efforts to medium to large retail chains, corporate and educational organizations and the hospitality industry.

Broadcast Production

Although we have not yet commenced operations, we also intend to produce infomercials and commercials and place them on broadcast, cable, and dish TV. We intend to market products as a traditional home shopping company and will enter into joint venture agreements with inventors and owners of specific products in various industries including, but not limited to, health and home medical products, sports products, housewares and electronics.

We intend to use internal production facilities and staff to perform the full range of activities required to develop, create and broadcast commercials and electronic display advertising consisting of full motion video and graphics. We are currently housed in the same building with Key Frame, Inc. (“Key Frame”), which owns facilities required to develop, create and broadcast commercials. Key Frame is fully staffed and operated by one of our directors, Mr. Michael Rocha. Key Frame will provide these facilities for our use, although in some situations, we may hire subcontractors to perform varying degrees of our production. Production work will include creating the advertising copy, design and layouts, filming the required footage, and recording any needed voice-over.

Background of the Industry

Retail Chains and Large Retail Stores. The retail industry can be divided into segments (e.g.; department stores, food, health, electronics, auto dealers and fast food) with sales in the hundreds of billions of dollars in the United States. Some segments exceed 100 billion dollars in sales. Many of these companies spend millions of dollars on cable and satellite TV to advertise their products and services. We intend to sell to these companies for the private cable industry. For example, a pizza chain could advertise in hotels throughout the U.S. with their normal TV advertisement, but the local telephone number, the one closest to the specific hotel, will be displayed.

Currently, the membership and club warehouse format retailers such as Sam’s Club and BJ’s Wholesale Club are the largest users of in-store infomercials. These retailers feature several TVs per store running continuous loop video programming promoting the benefits of a product or service. Local employees are required to place videotapes into TV sets, initially and when changes are made. Wal-Mart has also recently embraced a live satellite feed known as the Wal-Mart TV Network. This satellite-based network is used for employee training and also in-store promotion and entertainment. Wal-Mart is recognized as an innovator and early adopter of technology. We expect that other retail chains will want to implement a similar solution. GBG presents a cost-effective, no personnel solution for those chains as well as other businesses.

Cable TV Systems. This industry consists of different types of cable services such as Cable TV to the home and private systems for the hospitality and health care industries. We intend to concentrate our efforts on the private cable industry and more specifically the hospitality (hotel) and hospital (patient rooms and patient areas) segments.

Educational and Corporate Business. This category encompasses schools, learning centers and corporations. Distance learning and other off-site training and education are a cost-effective use of our technology. Revenues are generated through tuition, government grants, and corporate clients.

Customers

Retail Chains. Retail stores can use our technology to send custom programming consisting of product information and advertisements for in store products or services to specific retail locations that in some cases will feature point-of-sale (POS) television sets or electronic displays running infomercial type videos to sell merchandise. All programming can be managed from the location of our client company. No local employees are needed to interact with the system, regardless of the number of TV sets or displays.

Corporate and Educational Organizations. Our platform can be used for “one-way” video presentations and training. Distance learning and other off-site training and education are a cost-effective use of our technology. Once developed, the teaching materials are transmitted to an “off-site location” computer by satellite, where the material resides until it is recalled. From the off-site location, the material may be recalled at any time and for any number of students or employees. The material may also be updated at any time, thereby keeping all information current.

Hospitality Industry. The hospitality industry will use our technology to deliver customized advertising regarding local and national products or services to hotel guests. Our technology will allow advertisers to manage the content broadcast to the monitors on a near real time basis. The hotel will also be able to use the same system to offer video teleconferencing services to its customers. Revenue will be generated from an advertised based program produced by us called CityView TV. An advertising agent or media buyer will purchase the rights to place advertising spots on CityView TV that will be broadcast 24x7 to the hotel guest’s “in-room television.” The hotel will pay a monthly fee for the use of the network and receiving equipment.

Technology and Systems

Most TV programming that is sent by satellite is sent on a real-time basis, similar to a major network’s operation or as a syndicated show which is sent by satellite and recorded by local TV stations for play in the future. It is standard in the industry for local TV stations to store this on reusable videotape. Our technology will use Internet Protocol (“IP”) Multicast Satellite Transmission to transmit content in a “forward and store” format. Forward and store is a type of compression technology that allows us to send our programming in a digitized (compressed) state that resides on the recipient computer’s hard drive. The recipient computer will play the material at the designated time. The digitized images will be sent during off-peak hours during the evening, when satellite time is the most economical. Since the images are compressed, the time needed to send the material is shortened, depending on the amount of compression. As the technology improves, we intend to have the capability to send 24 hours of programming in four hours.

This type of compression technology permits the management of content and ads via the Internet and satellite transmission to all receiving sites. Forward and store enables us to send multiple files consisting of full motion video and graphics using minimal satellite space and time. The remote site-receiving computer then stores the content and it is ready to broadcast at its scheduled time.

Our remote management software, Info Manage(TM)will enable an authorized user access to the control system through an Internet connection where he is able to update, change and schedule new content for one or more displays. Once the authorized user’s changes are accepted by the system, the new programming will be up linked to a communications satellite, and transmitted simultaneously to multiple display locations whereby the programming will be displayed on television sets/electronic displays only at locations specified by the user.

Our content (programming) will include information from The Weather Channel, CNN, and ESPN, (or similar companies) and our affiliate, Global Music Network, LLC (“GMN”). These programmers, with the exception of GMN, are national broadcasters and do not deliver customized programming to each site. We have no agreements in place at this time to use third party satellite services but these companies make such information available for this very purpose. Satellite services will be procured once a client is identified along with the area in which the client wants to distribute his message. Some cable companies do local ad-insertion on channels such as CNN and ESPN, where they are allowed a few minutes per hour. This ad insertion is accomplished with pre-produced ads/content and a beta tape or downloaded to a video file server. The smaller franchise and private cable companies do not have the equipment to do ad insertion, due to the prohibitive cost of the equipment. Our system will provide the ad insertion capability, making the service even more valuable to clients.

Hardware installations will vary as a function of the desired services and components. The basic equipment of most installations will consist of off the shelf components including television sets/electronic displays, servers, a satellite receiver card and a satellite dish. The InFo Manage software patent which we can use is owned by an affiliated company of which our CEO is a founder and principal shareholder. We do not have a license to use the Info Manage software, however, the software can be licensed to any paying customer. We intend to file patent protection for any intellectual property that we own. To date, we have not spent any funds on technology development.

Competition

Retail and Corporate Network TV. Competitors serving these markets are fragmented and diverse in their scope of business. In the case of the retail chain store market, if a similar solution is being utilized, it typically involves the use of a videocassette being run on a continuous loop basis, whereas, our satellite and Internet controlled solution improves the quality, effectiveness, and flexibility of the advertisement.

It is common in the industry for retail stores, the hospitality industry, and hospitals to use TVs with built in VHS playback decks for economic reasons. The standard VHS tapes used are similar to those found in homes. In a business, the store management would prefer not to have personnel rewind the tapes manually. Therefore, a continuous loop tape is used. The tapes must be shipped to the location, as must the TV set with playback deck. Once the tape is inserted into the playback unit on the TV set, it will play until stopped or it breaks from continuous use. Our system places the information on a computer’s hard-drive and the program is played continuously. If the program contains numerous bits of information or ads, the computer can be updated or redirected from a remote location to maintain or alter the program by satellite transmission.

Hospitality. There are a number of companies that provide cable television services and in- room video entertainment to the hospitality or lodging industry. The two largest providers in the United States are On Command Corp. and LodgeNet Entertainment Corporation. There are also a number of other companies that are developing ways to use their existing infrastructure to provide in-room entertainment or information services to the hospitality industry, including cable companies (including wireless cable), telecommunications companies, Internet and high speed connectivity companies, and direct broadcast satellite companies. Some of these companies have been providing guest programming services to hotels and are beginning to provide video on demand, Internet and high speed connectivity to hotels.

High Traffic Locations. We will compete in these markets with other outdoor advertising operations as well as other media, including broadcast and cable television, radio, print and direct mail marketers. In addition, we also compete with a wide variety of “out-of-home” media, including advertising in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Advertisers compare the effectiveness of relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, we will rely on our low cost per-thousand impressions and our ability to reach a broad segment of the population in a specific market or to target a particular geographic area or population with a particular set of demographic characteristics within that market.

Cable Television. There are a variety of closed circuit programs aired over cable systems. Generally these programs originate from within the operator or onsite such as a hotel, and use a VCR and tapes. This system is costly, labor intensive, and allows no flexibility for advertisers. There are a few other companies using video file servers being downloaded via a high speed Internet connection. Most, if not all, of these programs are not customized on a per site basis. These methods cannot deliver real-time information such as news, weather, and daily advertisement changes. Some cable companies broadcast a streaming community channel, but, currently, they cannot be customized.

We believe that our strong emphasis on sales and customer service and our position as a provider of innovative advertising services in each of our markets will enable us to compete effectively with our competition

Government Regulation

We will use a third party FCC licensed facility to broadcast via satellite all programming (content) which will be subject to the jurisdiction of the U.S. Federal Communications Commission, which imposes certain restrictions on telecommunications providers. There are numerous “uplink” companies that can and will supply this service to us once we determine who our clients are and to what geographical areas clients want their content sent. Satellite can transmit to anywhere in the world. By using a .9 meter (approx. 32”) receiving antenna, in most cases, we will not be required to file for a permit. This may vary due to local and state regulations. All on-site installations will be done by licensed and insured low-voltage wiring contractors. We will use a licensed service called an “uplink” to transmit data.

The receiver end uses a 12” dish, similar to a DirecTV home unit that, as generally accepted in the industry, does not require licenses or permits of any kind. There are many uplink facilities available and the selection will depend on our end user. Uplink services purchase bulk time on specific satellites and the selection of satellite depends on the locations of the end-user as satellites have specific ranges. Since we currently use a 12” satellite dish, no permits are required and we do not fall under FCC regulations.

The Internet-based services we offer may potentially be affected by various state and local laws and government regulations. While there are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet, because of the increasing popularity and use of commercial online services and the Internet, new laws and regulations may be adopted. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for our Internet-based services and products or otherwise have an adverse effect on our operations.

The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the video programming industry. Other existing federal, state and local laws and regulations currently are, or may be, the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals that could change in varying degrees the manner in which private cable operators, other video programming distributors and Internet service providers operate. We cannot predict the outcome of these proceedings or their impact on our operations at this time.

Research and Development

We do not anticipate expenditures for research and development at this time.

Employees

We have two full-time employees as of the date of this Annual Report. We have identified additional employees who will be added on an as-needed basis on completion of funding. We believe the relationship with our employees is good. We expect to hire sub-contractors to install hardware nationwide when applicable.

Web Site

Our current web site URL is http://www.globalbroadcastgroup.com. The web site will promote and explain our business. The site is hosted at a Florida-based Internet service provider on a Cobalt model Raq 3 server running the Red Hat Linux operating system. A major telephone company supplies the Internet connection and backup is done automatically once per day.

Item 2.	Description of Property.

We maintain our principal business operations at 18495 U.S. Hwy. 19N, Clearwater, FL 33764. Our telephone number is (727) 533-8300. We lease approximately 1,000 square feet with an annual lease of $7,800 including utilities.

Item 3.	Legal Proceedings.

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Equity

Trading Market. There is no trading market for our shares of common stock. There are currently 12,317,871 shares of our common stock outstanding which are defined as restricted stock under the Securities Act. Of the 12,317,871 shares currently outstanding, 3,881,561 shares are owned by our affiliates, as that term is defined under the Securities Act. Absent registration under the Securities Act, the sale of our remaining outstanding shares is subject to Rule 144. Under Rule 144, if certain conditions are satisfied, a person (including any of our affiliates) who has beneficially owned restricted shares of common stock for at least one year is entitled to sell within any three-month period a number of shares up to the greater of 1% of the total number of outstanding shares of common stock, or if the common stock is quoted on Nasdaq, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of ours for at least three months immediately preceding the sale, and who has beneficially owned the shares of common stock for at least two years, is entitled to sell the shares under Rule 144 without regard to any of the volume limitations described above.

Dividends. Since inception of GBG, we have not paid cash dividends on our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payments of cash dividends in the future will be dependent upon, among other things, the amount of funds available, our earnings, financial condition, capital requirements, and other factors which the Board of Directors deems relevant.

Number of Holders. As of March 31, 2004, we had 1,346 common shareholders of record.

Recent Sales of Unregistered Securities and Other Matters

1) On February 25, 2001, we issued 11,553,100 shares of our common stock to Galli Holding Co. for the benefit of the shareholders of Hydrox Sales Corp, in exchange for certain securities of closely held companies and the funding of certain legal, accounting and organization costs. We recorded these shares at the fair value of the expenses paid as this was more readily determinable than the value of the stock.

2) Effective December 31, 2001, City View acquired 5,897,790 shares of the common stock of GBG (the controlling interest) from the controlling shareholders for a total purchase price of $150,000. City View deposited $15,000 on the acquisition prior to December 31, 2001 and the balance of the purchase was paid in cash on January 10, 2002. City View issued 3,425,000 shares of its common stock at par value to three officers in exchange for services rendered and funding of certain organization costs paid by its shareholders during 2001.

3) From July 2001 until September 2002, we raised $374,500 in the form of loans from individuals residing offshore. The loans were made in reliance on Regulation S based on the offshore transactions. From March 2002 through April 2003, all foreign noteholders elected to convert the debt into 1,196,000 shares of GBG common stock. The shares may be resold in compliance with the provisions of Rule 144 of the Securities Act of 1933, as amended.

4) During September 2002, we entered into a loan agreement with a former stockholder of GBG in the amount of $150,000. The note was secured by two promissory notes and 150,000 restricted shares of GBG’s common stock. The notes bore interest at 8% per annum. The notes were due in full, together with accrued interest, in September 2003. In January 2003, we issued 450,000 restricted shares of common stock in full consideration of payment of the two promissory notes and accrued interest to date of $4,000.

5) In October 2002, we issued 640,000 shares of our common stock for services. These shares were issued pursuant to Rule 504 of Regulation D. Forty thousand (40,000) shares were issued to Pim de Koekkoek for investor relations services and 600,000 shares were issued to GBG employee Jeanette Nohe in consideration of her employment with GBG.

6) In December 2002, we issued 50,000 shares of our common stock to each of James Goodman and Michael D. Rocha for the time spent serving as board members of GBG. These shares were issued pursuant to Section 4(2).

7) During 2003, we raised capital pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, by selling 295,000 shares of our common stock to five non-affiliated investors for $36,250.

8) In May 2003, we issued 75,000 shares of our common stock for services provided by a third party. We charged operations in 2003 for $25,000 for the fair value of services rendered and charged common stock and additional paid-in capital for $75 and $24,925, respectively.

9) During August 2003 and October 2003, we entered into two loan agreements with a stockholder of GBG in the amounts of $7,000 and $7,500 respectively. At the stockholder’s option, the notes are convertible into shares of GBG’s common stock equal in number to the amount determined by dividing each $1,000 of the note principal to be converted by the Conversion Price. The Conversion Price is $0.10.

10) During October 2003, we entered into a loan agreement with an unrelated party in the amount of $150,000. The note is convertible at the note holder’s option at any time during the term of the note into shares of GBG’s common stock equal in number to the amount determined by dividing $1,000 of the note principal to be converted by the Conversion Price. The Conversion Price is $0.25.

Our securities are not registered under the Securities Act of 1933, and, therefore, no offering may be made which would constitute a “public offering” within the meaning of the Securities Act of 1933, unless the shares are registered pursuant to an effective registration statement under the Act. The shares issued for services were issued without general solicitation and were not part of a public distribution of securities.

The stockholders may not sell, transfer, pledge or otherwise dispose of the common shares of GBG in the absence of either an effective registration statement covering said shares under the 1933 Act and relevant state securities laws, or an opinion of counsel that registration is not required under the Act or under the securities laws of any such state.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Introduction

The following discussion is based upon, and should be read in conjunction with, the our consolidated financial statements as of and for the years ended December 31, 2003 and 2002,

together with the notes to the financial statements. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Results of Operations

Year ended December 31, 2003 as compared to year ended December 31, 2002:

Revenues

Revenues for the year ended December 31, 2003 were $0 compared to $500, as reported for the year ended December 31, 2002.

Selling Expenses

Selling expenses for 2003 were $50,171, an increase of $19,560, or 64%, from $30,611 in 2002. Selling expenses include marketing, commissions and travel. The increase in selling expenses was attributable to increased costs of $19,000 associated with marketing and $9,560 in travel which was a direct result of our increased marketing efforts to launch our product which has recently come out of the development phase. This increase was offset by $0 outlay for commissions in 2003.

General and administrative expenses

General and administrative expenses for 2003 were $241,905, a decrease of $58,956, or 19%, from $300,861 in 2002. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. The decrease was attributable to a decrease of $6,198 in our general and administrative expenses, a decrease of $19,767 in production expenses, a decrease of $2,966 in salaries, a decrease of $30,030 in expenses attributed to investment banking fees, and a decrease $5,392 in management fees in 2003 as compared to 2002.

Total expenses for 2003 were $292,076, an overall decrease of $39,396, or 12%, from $331,472 in 2002.

Liquidity and Capital Resources

As reflected in the Statement of Cash Flows for the years ended December 31, 2003 and 2002, net cash used in operations for 2003 was $190,000, a decrease of $236,000 or 55% from $426,000 in 2002 and primarily resulted from a reduction in the net loss of $39,000, an increase in accounts payable of $129,000 and an increase in accrued payroll of $51,000.

Net cash provided by financing activities for 2003 was $249,000, an increase of $62,000, or 33%, from $187,000 in 2002. The increase in net cash from financing activities is due to issuance of a note, proceeds from issuance of common stock and contributions from a shareholder.

Due to the lack of any significant revenues, we have relied upon proceeds realized from the private sale of our common stock, cash contributions from shareholders, advances from a shareholder and the issuance of a note payable to meet our funding requirements. Funds raised by us have been expended primarily in connection with the costs to acquire Galli Process, Inc. and administrative costs.

During the next 12 months, we expect to spend between $200,000 and $250,000 on operating expenses. Our significant expenses will be management fees, salaries, marketing, professional fees and insurance. As of December 31, 2003, we had cash on hand of $60,120.

To fund operations, we entered into loan agreements for an aggregate of $164,500. During August 2003 and October 2003, we entered into two loan agreements with a stockholder for notes in the amounts of $7,000 and $7,500, respectively, bearing interest at 7% annum. The notes are due August 10, 2004 and October 8, 2004, respectively, and are convertible in GBG common stock at the note holder’s option. During October 2003, we entered into a loan agreement with an unrelated third party in the amount of $150,000, bearing interest at 12% annum and secured by 600,000 shares of our restricted common stock. The note is due in full together with accrued interest on November 15, 2004, and can be converted into shares of GBG’s common stock at the note holder’s option at any time during the term of the note.

In addition to this funding, we plan to use our existing financial resources, the proceeds from the sale of additional common stock, as needed, and shareholder infusion of cash, as needed, to fund our operating expenses during this period.

Our shareholders have committed the additional funds that may be needed during the next 12 months to fund operations if funding is not available from any other sources. There is no formal agreement for our shareholders to provide this funding. If deemed necessary by management, we may conduct a private placement of our stock to raise $2,000,000 in capital to fund operations.

Other than funding our operating expenses, we have not entered into any material capital commitments.

Off-Balance Sheet Items

We have no material off-balance sheet arrangements.

Plan of Operations

We have completed the development of our product and are in the process of marketing it to companies that are suppliers to our target industries as well as the companies in the industries that can best benefit from our product. We have modified our products to serve national accounts and have ascertained that most of our potential customers prefer to work with a publicly trading company. We anticipate that within three months of becoming a publicly trading company, we will begin to generate revenues.

During the next twelve months we will enter into distribution agreements with a marketing company that supplies equipment and entertainment products to our target audience. We will also attempt to enter into agreements with major hotel chains and enter into joint ventures with companies supplying television sets and television services to hotels and commercial establishments. We will develop our capabilities in the medical field where we can deliver information via satellite and avoid the use of expensive high-speed phone lines. We will explore opportunities to acquire companies that would be synergistic with our business and that would provide a positive cash flow to us, however, no negotiations have reached the probable stage.

During the next 12 months we will take the following steps to market our product:

1) We will visit with national hotel chains embracing new technologies

2) We will seek independent representative who will sell directly to our target audience

3) We will joint venture with the larger companies supplying TV sets and TV services to hotels and commercial companies

4) We will continue to develop new uses for our product

5) We will continue to explore opportunities to acquire companies that would be synergistic with our business and that would provide a positive cash flow to GBG, however, no negotiations have reached the probable stage.

During the next 12 months, we do not anticipate hiring more than two employees.

Unless we receive adequate outside financing to fund our capital commitments, our operations will be limited to those that can be effected through shareholder infusions of cash and from proceeds from the sale of additional common stock.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition and accounting for income taxes.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” We will recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of arrangement exists; delivery has occurred; the sales price is fixed and determinable; and the ability to collect is reasonably assured. We will provide for the estimated costs of warranties and reduce revenue for estimated returns.

For sales related to services, we will recognize revenue upon the completion of the installation of all equipment necessary to provide the satellite transmission services. The fees that will be billed monthly to these customers will then be recognized on a monthly basis after the services have been provided. We will only recognize our portion of any such services that relate to a revenue sharing agreement.

For equipment sales, revenue will be recognized when the equipment is shipped to the customer. For equipment leases, rental revenue will be recognized as earned over the term of the lease.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

Item 7.	Financial Statements.

The information required by Item 310 (a) of Regulation S-B is included herein elsewhere in this report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our Directors and Executive Officers are as follows:

Name	Age	Positions Held	Director Since
Sam Winer	66	Chief Executive Officer, Chairman and Secretary	2002

James Goodman	58	Vice President, Director	2002

Michael D. Rocha	32	Vice President, Director	2002

Sam Winer has been Chief Executive Officer, Secretary and Chairman of the Board of GBG since January of 2002. From 1985-1996 he was President of American Capital Group, Inc., a financial consulting and investment banking firm specializing in raising capital for start-up companies and real estate projects. From 1996 until the present he has been the President of Global Music Network LLC, a company that he founded. Global Music produces TV programming featuring music videos and has been seen in over 70 million homes. Mr. Winer was also one of the founders of eView Technologies, a company in the outdoor billboard industry that replaces static billboards with LED displays that are transmitted by satellite. He is a member of the National Association of Television Programming Executives and holds a Bachelors Degree from the Pennsylvania State University.

James Goodman has been Vice President and Director of GBG since September of 2002. Mr. Goodman is a television management executive having most recently developed TV station KWBM-TV (WB31) in Springfield, MO from start-up to on-air status. He continued to manage the station until 2002, when it was sold. From 1989 to 1996, Mr. Goodman directed construction of Home Shopping Network’s first full power TV station and also managed all production and financial aspects for the launch of Home Shopping Network’s 24 hour infomercial channel. In 1998, he managed all aspects of a talk show pilot for PAX TV network and created a cable sales interconnect for the Miami area. In addition, he developed and introduced a Spanish language cable channel which won multiple national Cable ACE awards. From 1967 until 1980 he directed the production of the Sally Jessy Raphael Show. Prior TV experience includes managing all aspects of the construction of a state of the art broadcast facilities at the University of Miami and served on the Board of the Florida Chapter of the National Academy of Television Arts and Sciences.

Michael D. Rocha has been a Vice President and Director of GBG since September of 2002. From 1990 to present, Mr. Rocha successfully built and operated Keyframe, Inc., a television production company specializing in content for large video screens. Keyframe has five offices across the US which employ over 70 talented artists, engineers and programmers. In

2001, Keyframe became a division of Daktronics, Inc., where Mr. Rocha has continued to run the Keyframe division. From 1994 to 1999, Mr. Rocha served as the Electronic Information Specialist for Tampa Bay Lightning, maintaining a network of over 60 computers. In 2001, Mr. Rocha was selected to direct the large screen video for the Super Bowl in Tampa Florida. In 2002, Mr. Rocha served as the Director of Video at the Soldier Hollow venue for the 2002 Olympic Games in Salt Lake City, Utah.

Our directors are elected at the annual meeting of stockholders and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with Messrs. Winer, Goodman and Rocha.

Code of Ethics

As of the year ended December 31, 2003, we adopted a Code of Ethics. The code applies to our officers and directors. The code provides written standards that are designed to deter wrongdoing and promote: (1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure; (3) compliance with applicable laws and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code.

Committees

To date, we have not established a compensation or audit committee. The Board of Directors reviews the professional services provided by GBG’s independent auditors, the independence of GBG’s auditors from its management, GBG’s annual financial statements and its system of internal accounting controls. None of our Directors qualify as a “financial expert” as defined under Item 401 of Regulation S-B.

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of its outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. These persons are required by SEC regulation to furnish GBG with copies of these reports they file.

To our knowledge, based solely on a review of the copies of reports furnished to it, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates.

Item 10.	Executive Compensation

Executive Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to GBG for the prior fiscal years ended December 31, 2003, 2002 and 2001 of those persons who were either the chief executive officer during the last completed fiscal year or any other highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000.

Annual Compensation
Name and Principal Position	Year	Salary
Sam Winer, Chief Executive Officer	2003 2002 2001	$ $ $	76,000 61,000 6,000

Compensation of Directors

All directors will be reimbursed for expenses incurred in attending Board or committee meetings. Directors do not receive any other compensation from GBG with the exception of James Goodman and Michael D. Rocha who received an aggregate of 100,000 shares of GBG’s common stock in December 2002, for time spent serving as board members of GBG.

Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of March 31, 2004, there were 12,317,871 shares of our Common Stock issued and outstanding. The following table sets forth information with respect to the beneficial ownership of each class of voting securities of GBG by: (1) each person known by us to be the owner of more than 5% of the outstanding shares of any class of voting securities; (2) each officer and director; and (3) all officers and directors as a group.

	Beneficial Ownership(1)
Name and Address	Shares	% of Shares(2)
Sam Winer 18495 U.S. Hwy. 19N Clearwater, FL 33764	3,781,561	31%

James Goodman 1851 Juanita Ct. Clearwater, FL 33764	50,000	*

Michael D. Rocha 18495 U.S. Hwy. 19N Clearwater, FL 33764	50,000	*

All Executive Officers and Directors as a Group (3 persons)	3,881,561	31.5%

*	Less than 1% of the shares deemed outstanding.
(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security)
(2)	Figures are rounded to the nearest percentage.

Securities Authorized for Issuance Under Compensation Plans

We have not authorized an equity compensation plan, nor have we issued any securities to any officer as compensation.

Item 12.	Certain Relationships and Related Transactions

a)	From September 1, 2001 through December 31, 2001, we paid monthly management fees to Global Music Network, LLC (“GMN”) in the amount of $8,000. Sam Winer, Chairman, Chief Executive Officer and Secretary of GBG is the President and a shareholder of GMN. Fees paid in accordance with this management agreement were $32,000 in 2001.

b)	GMN paid monthly operating expenses for GBG from August 2001 through November 2001 that were reimbursed by GBG on a monthly basis. These expenses and reimbursements amounted to $46,330 in 2001.

c)	During September 2002, we entered into a loan agreement with a former stockholder of GBG in the amount of $150,000. The note was secured by two promissory notes and 150,000 restricted shares of GBG’s common stock. The notes bore interest at 8% per annum. The notes were due in full, together with accrued interest, in September 2003. In January 2003, we issued 450,000 restricted shares of common stock in full consideration of payment of the two promissory notes and accrued interest to date of $4,000.

d)	During the year ended December 31, 2002, we repurchased 5,416,229 shares of Global Broadcast Group, Inc. common stock from two of GBG’s stockholders at an aggregate sum of $150,000. The stock repurchase was paid with funds obtained from the notes payable described in the (c) above.

e)	We paid consulting fees to Ed Berkhof Management Inc. in the amount of $0, $30,392 and $50,392 for the periods ended December 31, 2003, 2002 and the period from date of inception, October 31, 2000 through December 31, 2003, respectively. Ed Berkhof was the former President of GBG.

f)	We incurred management fees to Sam Winer, Chairman, Chief Executive Officer and Secretary of GBG, for services provided in the amount of $76,000, $61,000 and $143,000 for the periods ended December 31, 2003, 2002 and the period from date of inception (October 31, 2000) through December 31, 2003, respectively. The amount owed at December 31, 2003 and 2002, was $46,758 and $0, respectively.

g)	During August 2003 and October 2003, we entered into two loan agreements with a stockholder of GBG in the amounts of $7,000 and $7,500 respectively. The notes bear interest at 7% per annum and are due August 10, 2004 and October 8, 2004, respectively. At the stockholder’s option, the notes are convertible into shares of GBG’s common stock equal in number to the amount determined by dividing each $1,000 of the note principal to be converted by the Conversion Price. The Conversion Price is $0.10. Sam Winer personally guaranteed payment of the $7,000 note, up to 50% of the original balance, until the note is paid in full.

h)	During October 2003, we entered into a loan agreement with an unrelated party in the amount of $150,000. The note bears interest at 12% per annum and is secured by 600,000 shares of our restricted common stock. The note is due in full together with accrued interest on November 15, 2004 and can be converted into shares of GBG’s common stock at the note holder’s option at any time during the term of the note.

Item 13.	Exhibits, Lists and Reports on Form 8-K.

(A)	Exhibits

Exhibit Number	Description
3.0	Articles of Incorporation(1)

3.1	Amendment to Articles of Incorporation(1)

3.2	Bylaws(1)

14.0	Code of Ethics

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Previously filed on Form 10-SB Registration Statement dated January 17, 2003.

(B)	Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Item 14.	Principal Accountant Fees and Services

Fees to Auditors

The following table sets forth the aggregate fees billed to GBG for the years ended December 31, 2003 and 2002 by Rotenberg & Co. LLP:

	YEAR ENDED DECEMBER 31,
	2003	2002
Audit Fees	$16,250	$9,750
Audit-Related Fees	$4,000	$—
Tax Fees	$1,750	$250
All Other Fees	$—	$—

Audit-related fees billed during the years ended December 31, 2003 and 2002 were for services related to consents and assistance with and review of documents filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

GLOBAL BROADCAST GROUP, INC.

Date: April 13, 2004	By:	/s/ Sam Winer
Chairman, Chief Executive Officer and Secretary

Date: April 13, 2004	By:	/s/ Michael D. Rocha
Director

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

FINANCIAL REPORTS

AT

DECEMBER 31, 2003

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

Independent Auditors’ Report	1

Consolidated Balance Sheets at December 31, 2003 and 2002	2

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Period From the Date of Inception (October 31, 2000) through December 31, 2003	3-4

Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2002 and for the Period from the Date of Inception (October 31, 2000) through December 31, 2003	5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002 and for the Period from the Date of Inception (October 31, 2000) through December 31, 2003	6

Notes to Consolidated Financial Statements	7-13

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Global Broadcast Group, Inc.

(A Development Stage Company)

(A Delaware Corporation)

Clearwater, Florida

We have audited the accompanying consolidated balance sheets of Global Broadcast Group, Inc. (A Development Stage Company) (A Delaware Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, consolidated changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the period from the date of inception (October 31, 2000) through December 31, 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Broadcast Group, Inc. (A Development Stage Company) (A Delaware Corporation) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 and for the period from the date of inception (October 31, 2000) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Global Broadcast Group, Inc. (A Delaware Corporation) will continue as a going concern. As discussed in Note J to the financial statements, the Company has incurred losses that have resulted in a retained deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Rotenberg & Co., LLP

Rochester, New York

    March 23, 2004

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED BALANCE SHEETS

December 31,	2003	2002
ASSETS

Current Assets
Cash and Cash Equivalents	$60,120	$1,462
Accounts Receivable	—	1,160

Total Current Assets	$60,120	$2,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$47,757	$27,029
Accrued Interest Payable	4,159	4,000
Accrued Payroll	50,559	—
Convertible Notes Payable	164,500	—
Notes Payable	—	150,000
Due to Stockholder	48,378	—

Total Current Liabilities	315,353	181,029

Stockholders’ Deficit
Common Stock - $.001 Par Value; 50,000,000 Shares Authorized, 12,317,871 and 11,497,871 Shares Issued and Outstanding as of December 31, 2003 and 2002, Respectively	12,318	11,498
Additional Paid-in Capital	652,613	438,183
Deficit Accumulated During Development Stage	(920,164)	(628,088)

Total Stockholders’ Deficit	(255,233)	(178,407)

Total Liabilities and Stockholders’ Deficit	$60,120	$2,622

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM DATE OF INCEPTION (OCTOBER 31, 2000) THROUGH DECEMBER 31, 2003

	Number of Shares		Common Stock $.001 Par Value	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Balance - October 31, 2000	—		$—	$—	$—	$—
Common Stock Issued in Exchange for Services and
Expenses Paid by Shareholders (Galli)	11,553,100		11,553	202	—	11,755
Common Stock Issued in Exchange for Services and
Expenses Paid by Shareholders (City View)	3,425,000	(1)	3,425	—	—	3,425
Common Shares Issued for Cash - Private Placement (City View)	862,500	(1)	863	286,637	—	287,500
Capital Contribution - Shareholder				100,000		100,000
Net Loss for the Period	—		—	—	(297,116)	(297,116)

Balance - December 31, 2001	15,840,600		$15,841	$386,839	$(297,116)	$105,564

(1)	Shares issued and outstanding have been adjusted to reflect the Plan of Merger effected on March 1, 2002

The accompanying notes are an integral part of these financial statements.

- continued -

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM DATE OF INCEPTION (OCTOBER 31, 2000) THROUGH DECEMBER 31, 2003 – continued

	Number of Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2001	15,840,600	$15,841	$386,839	$(297,116)	$105,564
Common Shares Issued for Cash - Private Placement (City View)	66,000	66	21,934	—	22,000
Common Shares Issued for Cash - Private Placement (Global Broadcast)	267,500	268	64,733	—	65,001
Shares Issued for Services	640,000	640	5,360	—	6,000
Shares Issued to Directors for Services	100,000	100	3,900	—	4,000
Shares Purchased	(5,416,229)	(5,417)	(144,583)	—	(150,000)
Capital Contribution - Shareholder	—	—	100,000	—	100,000
Net Loss for the Period	—	—	—	(330,972)	(330,972)

Balance - December 31, 2002	11,497,871	11,498	438,183	(628,088)	(178,407)
Common Shares Issued for Cash - Private Placement (Global Broadcast)	295,000	295	35,955	—	36,250
Issuance of Stock via Conversion of Notes Payable	450,000	450	153,550	—	154,000
Shares Issued for Services Rendered	75,000	75	24,925	—	25,000
Net Loss for the Period	—	—	—	(292,076)	(292,076)

Balance - December 31, 2003	12,317,871	$12,318	$652,613	$(920,164)	$(255,233)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period From Date of Inception (October 31, 2000) Through December 31, 2003	Years Ended December 31,
		2003	2002
Revenues	$500	$—	$500

Expenses
Commissions	11,250	—	9,000
General and Administrative	28,410	7,696	13,894
Insurance	58,171	25,041	25,151
Interest	8,159	4,159	4,000
Investment Banker	39,970	4,970	35,000
Management Fees	235,392	86,000	91,392
Marketing	51,000	35,000	16,000
Organizational Costs	164,853	—	—
Payroll Taxes	9,520	3,618	3,860
Production Equipment	24,257	—	19,767
Professional Fees	104,863	49,486	42,228
Rent	12,425	5,027	5,484
Salaries	123,594	46,966	49,932
Telephone	16,538	6,462	7,768
Transfer Agent Fees	4,865	2,480	2,385
Travel	27,397	15,171	5,611

Total Expenses	920,664	292,076	331,472

Loss Before Provision for Taxes	(920,164)	(292,076)	(330,972)
Provision for Taxes	—	—	—

Net Loss for the Period	$(920,164)	$(292,076)	$(330,972)

Net Loss per Common Share - Basic and Diluted	$(0.07)	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	12,801,846	12,230,659	14,332,952

The accompanying notes are an integral part of this financial statement.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period From Date of Inception (October 31, 2000) Through December 31, 2003	Years Ended December 31,
		2003	2002
Cash Flows from Operating Activities
Net Loss for the Period	$(920,164)	$(292,076)	$(330,972)

Non-Cash Adjustments:
Organizational Costs	14,853	—	—
Franchise Taxes and Filing Fees	202	—	—
Contributed Services	125	—	—
Shares Issued for Services	35,000	25,000	10,000
Changes in Assets and Liabilities:
Accounts Receivable	—	1,160	(1,160)
Accounts Payable	47,757	20,728	(108,021)
Accrued Payroll	50,559	50,559	—
Accrued Interest Payable	8,159	4,159	4,000

Net Cash Flows from Operating Activities	(763,509)	(190,470)	(426,153)

Cash Flows from Financing Activities
Contribution by Shareholder	200,000	—	100,000
Due to Stockholder	48,378	48,378	—
Proceeds from the Issuance of Convertible Notes Payable	164,500	164,500	—
Proceeds from the Issuance of Note Payable	150,000	—	150,000
Proceeds from the Issuance of Common Stock	410,751	36,250	87,001
Common Stock Repurchased	(150,000)	—	(150,000)

Net Cash Flow from Financing Activities	823,629	249,128	187,001

Net Increase in Cash and Cash Equivalents	60,120	58,658	(239,152)

Cash and Cash Equivalents - Beginning of Period	—	1,462	240,614

Cash and Cash Equivalents - End of Period	$60,120	$60,120	$1,462

Supplemental Disclosures
Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—

Non-Cash Financing Activities
Organizational Costs Paid by Shareholders in Exchange for Common Stock Issued	$14,853	$—	$—
Franchise Taxes Paid by Shareholder	$202	$—	$—
Issuance of Stock via Conversion of Notes Payable	$154,000	$154,000	$—

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The Company

The Company was incorporated under the laws of the State of Delaware on October 31, 2000 as Galli Process, Inc. Galli Process, Inc. did not have operating activities prior to the merger with City View TV, Inc. Effective February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc.

Effective December 31, 2001, Galli Process, Inc. (Global Broadcast Group, Inc.) became a majority owned subsidiary of City View TV, Inc. (A Florida Corporation). On March 1, 2002, pursuant to a plan of merger, City View TV, Inc. (a Florida Corporation) merged into Global Broadcast Group, Inc. (formerly Galli Process, Inc.). The shareholders of City View TV, Inc. converted 3 shares of City View TV, Inc. stock into 1 share of the surviving corporation (Global Broadcast Group, Inc.). There was no change to the business, management, location, policies or the consolidated assets and liabilities of City View TV, Inc. Global Broadcast Group, Inc. (a Delaware Corporation) (“The Company”) is the surviving corporation effective on the date of the merger.

The transaction was accounted for as a recapitalization, resulting in the historical operations of City View TV, Inc. being the historical operations of Global Broadcast Group, Inc. Accordingly, the accompanying financial statements have been restated to reflect the financial position, results of operations, and cash flows for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented.

Scope of Business

The Company’s principal business activity is marketing its advertising and informational platform that incorporates satellite and internet-based technology. The Company is currently in the development stage.

Note B - Nature of Operations and Summary of Significant Accounting Policies

Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

Revenue Recognition

Production revenue recognized for the year ended December 31, 2002 represented a commercial production and was recorded upon completion of such production.

The Company intends to have sales of the following in the future: services under revenue sharing agreements, services with no revenue sharing and equipment sales and leases. The Company will recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed and determinable; and collectibility is reasonably assured. At the time revenue is recognized, the Company will provide for the estimated costs of warranties and reduce revenue for estimated returns.

- continued -

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Nature of Operations and Summary of Significant Accounting Policies - continued

Revenue Recognition - continued

For sales related to services, the Company will recognize revenue upon the completion of the installation of all equipment necessary to provide the satellite transmission services. The fees that will be billed monthly to these customers will then be recognized on a monthly basis after the services have been provided. The Company will only recognize their portion of any such services that relate to a revenue sharing agreement.

For equipment sales, revenue will be recognized when the equipment is shipped to the customer.

For equipment leases, rental revenue will be recognized as earned over the term of the operating lease.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive convertible securities. Diluted earnings per share is the same as basic earnings per share for all of the periods presented since the effect of the conversion of the notes would have an anti-dilutive effect on earnings per share.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits. Cash is placed primarily in high quality short-term interest bearing financial instruments.

- continued -

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Nature of Operations and Summary of Significant Accounting Policies - continued

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its products. Accordingly, the financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” issued by the Financial Accounting Standards Board.

The Company was inactive from October 31, 2000 through March 31, 2001. Activities began on or about April 1, 2001.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, notes payable, and due to stockholder. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

The fair value of due to stockholder could not be obtained without incurring excessive costs as they have no readily determinable market place.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results can differ from those estimates.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Related Party Transactions

From September 1, 2001 through December 31, 2001, the Company paid monthly management fees to Global Music Network, LLC (“GMN”) in the amount of $8,000. Fees paid in accordance with this management agreement were $32,000 in 2001.

GMN also paid monthly operating expenses for the Company from August 2001 through November 2001 that were reimbursed by the Company on a monthly basis. These expenses and reimbursements amounted to $46,330 in 2001.

One of the directors of the Company is a shareholder of GMN.

The Company paid consulting fees to Ed Berkhof Management Inc. in the amount of $-0-, $30,392 and $50,392 for the periods ended December 31, 2003, 2002 and the period from date of inception (October 31, 2000) through December 31, 2003, respectively. Ed Berkhof was the former President of the Company.

The Company incurred management fees to Sam Winer, Chairman, Chief Executive Officer and Secretary of the Company, for services provided in the amount of $76,000, $61,000 and $143,000 for the periods ended December 31, 2003, 2002 and the period from date of inception (October 31, 2000) through December 31, 2003, respectively. The amount owed at December 31, 2003 and 2002, was $46,758 and $0, respectively.

Note D - Income Taxes

At December 31, 2003 and 2002, the Company had approximately $903,000 and $608,000, respectively, of net operating losses available for Federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2021. The Company has fully reserved for any future tax benefits from the net operating loss carry forwards since it has not generated any revenues to date. The Company has no other material deferred tax assets or liabilities for the periods presented.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E - Common Stock

On February 25, 2001 Galli Process, Inc. issued 11,553,100 shares of its common stock to Galli Holding Co. for the benefit of the shareholders of Hydrox Sales Corp. in exchange for certain securities of closely held companies and the funding of certain legal, accounting and organization costs. The Company recorded these shares at the fair value of the expenses paid as this was more readily determinable than the value of the stock.

Effective December 31, 2001 City View TV, Inc. acquired 5,897,790 shares of the common stock of Galli Process, Inc. (the controlling interest) from the controlling shareholders for a total purchase price of $150,000. City View TV, Inc. had deposited $15,000 on the acquisition prior to December 31, 2001 and the balance of the purchase was paid in cash on January 10, 2002. The Company has expensed the acquisition as part of the corporate reorganization as of December 31, 2001. The acquisition agreement did not require Galli to include its holdings of shares of various closely held companies.

City View TV, Inc. issued 3,425,000 shares of its common stock at par value in exchange for services rendered and funding of certain organization costs paid by its shareholders during 2001.

The Company also raised capital through the issuance of 862,500 shares of its common stock to individuals at $1.00 per unit (3 shares per unit) through private placements during 2001. The share and per share amounts reflect the 1 for 3 share reverse stock split that was effected on March 1, 2002 as part of the Plan of Merger with Global Broadcast Group, Inc.

During 2002, the Company raised capital through the issuance of 333,500 shares of its common stock for $87,001.

In October 2002, the Company issued 640,000 shares of its common stock for services provided. The Company charged operations in 2002 for $6,000 for the fair value of services rendered and charged common stock and additional paid-in capital for $640 and $5,360, respectively.

In December 2002, the Company issued 100,000 shares of its common stock to two members of the Board of Directors for services provided. The Company charged operations in 2002 for $4,000 for the fair value of services rendered and charged common stock and additional paid-in capital for $100 and $3,900, respectively.

During 2003, the Company raised capital through the issuance of 295,000 shares of its common stock for $36,250.

In May 2003, the Company issued 75,000 shares of its common stock for services provided. The Company charged operations in 2003 for $25,000 for the fair value of services rendered and charged common stock and additional paid-in capital for $75 and $24,925, respectively.

- continued -

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E - Common Stock - continued

The Company’s Securities are not registered under the Securities Act of 1933 and, therefore, no offering may be made which would constitute a “Public Offering” within the meaning of the United States Securities Act of 1933, unless the shares are registered pursuant to an effective registration statement under the Act.

The stockholders may not sell, transfer, pledge or otherwise dispose of the common shares of the company in the absence of either an effective registration statement covering said shares under the 1933 Act and relevant state securities laws, or an opinion of counsel that registration is not required under the Act or under the securities laws of any such state.

Note F - Convertible Notes Payable

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

During October 2003, the Company entered into a loan agreement with a stockholder of the Company in the amount of $7,500. The note bears interest at 7% per annum and is due on demand.

At the stockholder’s option, the note is convertible into shares of the Company’s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price at any time during the term of the note. The Conversion Price is $0.10.

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

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Notes Payable

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

Note H - Stock Repurchase

During the year ended December 31, 2002, the Company repurchased 5,416,229 shares of Global Broadcast Group, Inc. common stock from two of the Company’s stockholders at an aggregate sum of $150,000. The stock repurchase was paid with funds obtained from the notes payable described in Note G above.

Note I - Lease Arrangements

The Company leases office space on a month to month basis. Rent expense under operating lease was $5,027, $5,484, and $12,425 for the periods ended December 31, 2003, 2002 and the period from date of inception (October 31, 2000) through December 31, 2003, respectively.

Note J - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $920,164 through December 31, 2003. As a result, there is an accumulated deficit of $920,164 at December 31, 2003.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.