Form 10QSB
period 2004-03-31
GLOBAL BROADCAST GROUP INC
filed 2004-05-21
CIK 1213660

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-50155

GLOBAL BROADCAST GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	02-0563302
(State of Incorporation)	(I.R.S. Employer Identification Number)

18495 U.S. Hwy 19N, Clearwater, Florida 33764

(Address of principal executive offices)

(727) 533-8300

(Registrant’s telephone number, including area code)

5770 Roosevelt Blvd, Suite 510, Clearwater, FL 33760

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of May 19, 2004, there were 12,317,871 shares of our Common Stock, $.001 par value outstanding.

GLOBAL BROADCAST GROUP, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

FINANCIAL REPORTS

AT

MARCH 31, 2004

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

Balance Sheets at March 31, 2004 (Unaudited) and December 31, 2003	3

Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2004 and 2003 and for the Period from Date of Inception (October 31, 2000) through March 31, 2004 (Unaudited)	4-5

Statements of Operations for the Three Months Ended March 31, 2004 and 2003 and for the Period from Date of Inception (October 31, 2000) through March 31, 2004 (Unaudited)	6

Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 and for the Period from Date of Inception (October 31, 2000) through March 31, 2004 (Unaudited)	7-8

Notes to Financial Statements	9

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

BALANCE SHEETS

	(Unaudited) March 31, 2004	December 31, 2003
ASSETS

Current Assets
Cash and Cash Equivalents	$4,434	$60,120

Total Assets	$4,434	$60,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$52,907	$47,757
Accrued Interest Payable	8,887	4,159
Accrued Payroll	51,662	50,559
Convertible Notes Payable	164,500	164,500
Due to Stockholder	39,843	48,378

Total Liabilities	317,799	315,353

Stockholders’ Deficit
Common Stock - $.001 Par Value; 50,000,000 Shares Authorized, 12,317,871 Shares Issued and Outstanding	12,318	12,318
Additional Paid-in Capital	652,613	652,613
Deficit Accumulated During Development Stage	(978,296)	(920,164)

Total Stockholders’ Deficit	(313,365)	(255,233)

Total Liabilities and Stockholders’ Deficit	$4,434	$60,120

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of Shares		Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance - October 31, 2000	—		$—	$—	$—	$—

Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (Galli)	11,553,100		11,553	202	—	11,755

Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (City View)	3,425,000	(1)	3,425	—	—	3,425

Common Shares Issued for Cash - Private Placement (City View)	928,500	(1)	929	308,571	—	309,500

Common Shares Issued for Cash - Private Placement (Global Broadcast)	267,500		267	64,734	—	65,001

Shares Issued for Services Rendered	640,000		640	5,360	—	6,000

Shares Issued to Directors for Services Rendered	100,000		100	3,900	—	4,000

Shares Repurchased	(5,416,229)		(5,416)	(144,584)	—	(150,000)

Capital Contribution – Shareholder	—		—	200,000	—	200,000

Net Loss for the Period	—		—	—	(628,088)	(628,088)

Balance - December 31, 2002	11,497,871		$11,498	$438,183	$(628,088)	$(178,407)

(1)	Shares issued and outstanding have been adjusted to reflect the Plan of Merger effected on March 1, 2002.

- continued -

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT - continued

	Number of Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance - December 31, 2002	11,497,871	$11,498	$438,183	$(628,088)	$(178,407)

Common Shares Issued for Cash - Private Placement (Global Broadcast)	250,000	250	21,000	—	21,250

Issuance of Stock via Conversion of Note Payable	450,000	450	153,550	—	154,000

Net Loss for the Period (Unaudited)	—	—	—	(51,326)	(51,326)

Balance - March 31, 2003 (Unaudited)	12,197,871	12,198	612,733	(679,414)	(54,483)

Common Shares Issued for Cash - Private Placement (Global Broadcast)	45,000	45	14,955	—	15,000

Shares Issued for Services Rendered	75,000	75	24,925	—	25,000

Net Loss for the Period (Unaudited)	—	—	—	(240,750)	(240,750)

Balance - December 31, 2003	12,317,871	12,318	652,613	(920,164)	(255,233)

Net Loss for the Period (Unaudited)	—	—	—	(58,132)	(58,132)

Balance - March 31, 2004 (Unaudited)	12,317,871	$12,318	$652,613	$(978,296)	$(313,365)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF OPERATIONS (UNAUDITED)

	Period From Date of Inception (October 31, 2000)	Three Months Ended March 31,
	Through March 31, 2004	2004	2003
Revenues	$500	$—	$—

Expenses
Commissions	11,250	—	—
General and Administrative	29,738	1,328	2,342
Insurance	61,901	3,730	6,597
Interest	12,887	4,728	—
Investment Banker	39,970	—	—
Management Fees	255,392	20,000	18,000
Marketing	51,000	—	—
Organizational Costs	164,853	—	—
Payroll Taxes	10,665	1,145	840
Production Equipment	24,257	—	—
Professional Fees	116,071	11,208	748
Rent	14,182	1,757	1,371
Salaries	136,095	12,501	10,983
Telephone	16,995	457	1,998
Transfer Agent Fees	5,465	600	620
Travel	28,075	678	7,827

Total Expenses	978,796	58,132	51,326

Loss Before Provision for Taxes	(978,296)	(58,132)	(51,326)

Provision for Taxes	—	—	—

Net Loss for the Period	$(978,296)	$(58,132)	$(51,326)

Weighted Average Number of Common Shares Outstanding	12,766,557	12,317,871	12,030,843

Net Loss per Common Share - Basic and Diluted	$(0.08)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through March 31, 2004	Three Months Ended March 31.
		2004	2003
Cash Flows from Operating Activities

Net Loss for the Period	$(978,296)	$(58,132)	$(51,326)

Non-Cash Adjustments
Organizational Costs Paid by Shareholders	14,853	—	—
Franchise Taxes and Filing Fees Paid by Shareholders	202	—	—
Contributed Services by Shareholders	125	—	—
Common Stock Issued for Services Rendered	35,000	—	—

Changes in Assets and Liabilities
Accounts Receivable	—	—	1,160
Accounts Payable	52,907	5,150	(219)
Accrued Interest Payable	12,887	4,728	—
Accrued Payroll	51,662	1,103	11,823
Due to Stockholder	39,843	(8,535)	19,827

Net Cash Flows from Operating Activities	(770,817)	(55,686)	(18,735)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Contribution by Shareholder	200,000	—	—
Proceeds from the Issuance of Convertible Notes Payable	164,500	—	—
Proceeds from the Issuance of Note Payable	150,000	—	—
Proceeds from the Issuance of Common Stock	410,751	—	21,250
Common Stock Repurchased	(150,000)	—	—

Net Cash Flows from Financing Activities	775,251	—	21,250

Net Change in Cash and Cash Equivalents	4,434	(55,686)	2,515

Cash and Cash Equivalents - Beginning of Period	—	60,120	1,462

Cash and Cash Equivalents - End of Period	$4,434	$4,434	$3,977

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

	Period From Date of Inception (October 31, 2000) Through March 31, 2004
		Three Months Ended March 31,
		2004	2003
Supplemental Disclosures

Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Organizational Costs Paid by Shareholders in Exchange for Common Stock	$14,583	$—	$—

Franchise Taxes and Filing Fees Paid by Shareholder	$202	$—	$—

Contributed Services by Shareholders	$125	$—	$—

Common Stock Issued for Services Rendered	$35,000	$—	$—

Issuance of Common Stock via Conversion of Note Payable and Accrued Interest Payable	$154,000	$—	$154,000

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The condensed financial statements of Global Broadcast Group, Inc. (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB.

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

Note B - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $978,296 through March 31, 2004. As a result, there is an accumulated deficit of $978,296 at March 31, 2004.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of the Company

We were incorporated under the laws of Delaware on October 31, 2000, as Galli Process, Inc. On February 7, 2002, we changed our name to Global Broadcast Group, Inc. (“GBG”). Our executive offices are located at 18495 U.S. Hwy 19N, Clearwater, Florida 33764 and our telephone number is (727) 533-8300.

We have developed an innovative advertising and informational platform that incorporates satellite and Internet-based technology. The platform enables advertisers, businesses and educators to promote their products and services on television sets and electronic displays in retail stores, hotels, offices, high traffic areas and other facilities. Programming will consist of short format full motion video such as music videos, video ads and short infomercials which usually take two days to produce. Animated graphics will be used for headline news, sports and both national and local weather. All programming and content is designed to entertain, inform and educate consumers, employees, and students.

The following discussion is based upon, and should be read in conjunction with our financial statements as of and for the three months ended March 31, 2004 and 2003, together with the notes to the financial statements. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Results of Operations

Three months ended March 31, 2004 as compared to three months ended March 31, 2003:

Selling Expenses

Selling expenses for the three months ended March 31, 2004 were $1,000 a decrease of $7,000, or 91%, from $8,000 for the three months March 31, 2003. The decrease was due to a decrease in travel expenses.

General and administrative expenses

General and administrative expenses for three months ended March 31, 2004 were $52,000, an increase of $8,000, or 21%, from $44,000 for the three months March 31, 2003. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. The increase is primarily due to an increase in professional fees related to regulatory filings for the registration of our stock and the yearly filing as required by the Securities and Exchange Commission now that we are a registered company.

Interest expense

Interest expense for three months ended March 31, 2004 was $5,000 compared to $0 for the three months March 31, 2003. The increase is due to interest on the convertible notes payable entered into during 2003.

Total expenses for the three months ended March 31, 2004 were $58,000, an overall increase of $7,000, or 13%, from $51,000 for the three months ended March 31, 2003.

Liquidity and Capital Resources

As reflected in the Statement of Cash Flows for the three months ended March 31, 2004 and 2003, net cash flows from operating activities for the three months ended March 31, 2004 was $56,000, an increase of $37,000 or 197% from $19,000 for the three months ended March 31, 2003. The increase is primarily the result of a decrease in accrued payroll of $10,000 and a decrease in the amount due to stockholder of $28,000.

Net cash flows from financing activities for the three months ended March 31, 2004 was $0, a decrease of $21,000, or 100%, from $21,000 for the three months ended March 31, 2003. The decrease is due to proceeds from issuance of common stock in the three months ended March 31, 2003 that did not reoccur during the three months ended March 31, 2004.

Due to the lack of any significant revenues, we have relied upon proceeds realized from the private sale of our common stock, cash contributions from shareholders, advances from a shareholder and the issuance of a note payable to meet our funding requirements. Funds raised by us have been expended primarily in connection with the costs to acquire Galli Process, Inc. and administrative costs.

During the next 12 months, we expect to spend between $200,000 and $250,000 on operating expenses. Our significant expenses will be management fees, salaries, marketing, professional fees and insurance. As of March 31, 2004, we had cash on hand of $4,434.

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

Plan of Operation

We have completed the development of our product and are in the process of marketing it to companies that are suppliers to our target industries which includes retail stores, hotels, corporate offices and education providers, as well as the companies in industries that we believe can best benefit from our product. During the next twelve months we will enter into distribution agreements with a marketing company that supplies equipment and entertainment products to our target industries. We will also attempt to enter into agreements with major hotel chains and enter into joint ventures with companies supplying television sets and television services to hotels and commercial establishments. We will develop our capabilities to expand our services to the medical field where we can deliver information via satellite and avoid the use of expensive high-speed phone lines. We will also explore opportunities and identify acquisitions and companies that are synergistic with our business and that will provide us with a positive cash flow.

Employees

We currently have two full-time employees. During the next 12 months, we do not anticipate hiring more than two additional employees.

Financing/Capital Commitments

Unless we receive adequate outside financing to fund our capital commitments, our operations will be limited to those that can be effected through shareholder infusions of cash and from proceeds from the sale of additional common stock.

Item 3: Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, he concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Change in Securities and Use of Proceeds

On behalf of our selling shareholders, we filed Form SB-2 (File No. 333-114985) on April 29, 2004, which went effective on May 18, 2004. Through the registration statement we registered 8,161,871 shares of our common stock owned by selling shareholders. We will not receive any proceeds from the sale of those shares.

There is currently no public trading market for our common stock. A market maker has filed an application for us to become eligible for quotation on the OTC Bulletin Board. That application is now pending.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Index to Exhibits.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2	Agreement and Plan of Merger of City View, Inc., a Florida corporation and Global Broadcast Group, Inc., formerly known as Galli Process, Inc., a Delaware corporation(1)

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment(1)

3.3	Authorization to Transact Business in Florida(1)

3.4	Bylaws(1)

5	Opinion and Consent of Adorno & Yoss, P.A(3)

14	Code of Ethics(2)

23.1	Consent of Rotenberg & Co. LLP(3)

23.2	Consent of Adorno & Yoss, P.A. is included in Exhibit 5

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits with the corresponding numbers filed with our registration statement on Form 10-SB (File No. 000-50155) filed January 17, 2003.

(2)	Previously submitted with our Form 10-KSB, (File No. 000-50155) filed April 14, 2004.
(3)	Previously submitted with our Form SB-2, (File No. 333-114985) filed April 29, 2004

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter for which this Form 10-QSB is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officers.

Date: May 21, 2004	/s/ Sam Winer
Sam Winer
Chief Executive Officer,Chief Financial Officer, Secretary and Chairman of the Board of Directors