Form 10QSB
period 2004-06-30
GLOBAL BROADCAST GROUP INC
filed 2004-08-19
CIK 1213660

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

As of August 17, 2004, there were 12,567,871 shares of our common stock, $.001 par value outstanding.

GLOBAL BROADCAST GROUP, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

BALANCE SHEETS

	(Unaudited) June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	$63	$60,120

Total Current Assets	$63	$60,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$80,780	$47,757
Accrued Interest Payable	13,615	4,159
Accrued Payroll	64,016	50,559
Convertible Notes Payable	164,500	164,500
Due to Stockholder	64,618	48,378

Total Current Liabilities	387,529	315,353

Stockholders’ Deficit
Common Stock - $.001 Par Value; 50,000,000 Shares Authorized, 12,317,871 Shares Issued and Outstanding	12,318	12,318
Additional Paid-in Capital	662,613	652,613
Deficit Accumulated During Development Stage	(1,062,397)	(920,164)

Total Stockholders’ Deficit	(387,466)	(255,233)

Total Liabilities and Stockholders’ Deficit	$63	$60,120

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of Shares		Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance - October 31, 2000	—		$—	$—	$—	$—
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (Galli)	11,553,100		11,553	202	—	11,755
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (City View)	3,425,000	(1)	3,425	—	—	3,425
Common Shares Issued for Cash - Private Placement (City View)	928,500	(1)	929	308,571	—	309,500
Common Shares Issued for Cash - Private Placement (Global Broadcast)	267,500		267	64,734	—	65,001
Shares Issued for Services Rendered	640,000		640	5,360	—	6,000
Shares Issued to Directors for Services Rendered	100,000		100	3,900	—	4,000
Shares Repurchased	(5,416,229)		(5,416)	(144,584)	—	(150,000)
Capital Contribution - Shareholder	—		—	200,000	—	200,000
Net Loss for the Period	—		—	—	(628,088)	(628,088)

Balance - December 31, 2002	11,497,871		$11,498	$438,183	$(628,088)	$(178,407)

(1)	Shares issued and outstanding have been adjusted to reflect the Plan of Merger effected on March 1, 2002

The accompanying notes are an integral part of these financial statements.

- continued -

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT - continued

	Number of Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance - December 31, 2002	11,497,871	$11,498	$438,183	$(628,088)	$(178,407)
Common Shares Issued for Cash - Private Placement (Global Broadcast)	295,000	295	35,955	—	36,250
Issuance of Stock via Conversion of Note Payable	450,000	450	153,550	—	154,000
Shares Issued for Services Rendered	75,000	75	24,925	—	25,000
Net Loss for the Period (Unaudited)	—	—	—	(152,200)	(152,200)

Balance - June 30, 2003 (Unaudited)	12,317,871	12,318	652,613	(780,288)	(115,357)
Net Loss for the Period (Unaudited)	—	—	—	(139,876)	(139,876)

Balance - December 31, 2003	12,317,871	12,318	652,613	(920,164)	(255,233)
Shares Granted for Services Rendered	—	—	2,000	—	2,000
Shares Granted to Directors for Services Rendered	—	—	8,000	—	8,000
Net Loss for the Period (Unaudited)	—	—	—	(142,233)	(142,233)

Balance - June 30, 2004 (Unaudited)	12,317,871	$12,318	$662,613	$(1,062,397)	$(387,466)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF OPERATIONS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through June 30, 2004	Three Months Ended June 30,
		2004	2003
Revenues	$500	$—	$—

Expenses
Commissions	11,250	—	—
General and Administrative	32,536	2,798	1,820
Insurance	64,628	2,727	6,449
Interest	17,615	4,728	—
Investment Banker	39,970	—	—
Management Fees	283,392	28,000	18,000
Marketing	51,000	—	25,000
Organizational Costs	164,853	—	—
Payroll Taxes	11,622	957	840
Production Equipment	24,257	—	—
Professional Fees	142,224	26,153	29,197
Rent	15,939	1,757	1,371
Salaries	150,596	14,501	10,983
Telephone	18,851	1,856	1,301
Transfer Agent Fees	6,089	624	870
Travel	28,075	—	5,043

Total Expenses	1,062,897	84,101	100,874

Loss Before Provision for Taxes	(1,062,397)	(84,101)	(100,874)
Provision for Taxes	—	—	—

Net Loss for the Period	$(1,062,397)	$(84,101)	$(100,874)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	12,736,065	12,317,871	12,251,937
Net Loss per Common Share - Basic and Diluted	$(0.08)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Revenues	$—	$—

Expenses
General and Administrative	4,126	4,162
Insurance	6,457	13,046
Interest	9,456	—
Management Fees	48,000	36,000
Marketing	—	25,000
Payroll Taxes	2,102	1,680
Professional Fees	37,361	29,945
Rent	3,514	2,742
Salaries	27,002	21,966
Telephone	2,313	3,299
Transfer Agent Fees	1,224	1,490
Travel	678	12,870

Total Expenses	142,233	152,200

Loss Before Provision for Taxes	(142,233)	(152,200)

Provision for Taxes	—	—

Net Loss for the Period	$(142,233)	$(152,200)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	12,317,871	12,142,001

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through June 30, 2004	Six Months Ended June 30,
		2004	2003
Cash Flows from Operating Activities

Net Loss for the Period	$(1,062,397)	$(142,233)	$(152,200)

Non-Cash Adjustments
Organizational Costs Paid by Shareholders	14,853	—	—
Franchise Taxes and Filing Fees Paid by Shareholders	202	—	—
Contributed Services by Shareholders	125	—	—
Common Stock Issued for Services Rendered	35,000	—	25,000
Common Stock Granted for Services Rendered	10,000	10,000	—

Changes in Assets and Liabilities
Accounts Receivable	—	—	1,160
Accounts Payable	80,780	33,023	29,491
Accrued Interest Payable	17,615	9,456	—
Accrued Payroll	64,016	13,457	23,646
Due to Stockholder	64,618	16,240	37,200

Net Cash Flows from Operating Activities	(775,188)	(60,057)	(35,703)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Contribution by Shareholder	200,000	—	—
Proceeds from the Issuance of Convertible Notes Payable	164,500	—	—
Proceeds from the Issuance of Note Payable	150,000	—	—
Proceeds from the Issuance of Common Stock	410,751	—	36,250
Common Stock Repurchased	(150,000)	—	—

Net Cash Flows from Financing Activities	775,251	—	36,250

Net Change in Cash and Cash Equivalents	63	(60,057)	547

Cash and Cash Equivalents - Beginning of Period	—	60,120	1,462

Cash and Cash Equivalents - End of Period	$63	$63	$2,009

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

	Period From Date of Inception (October 31, 2000) Through June 30, 2004	Six Months Ended June 30,
		2004	2003
Supplemental Disclosures
Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Organizational Costs Paid by Shareholders in Exchange for Common Stock	$14,853	$—	$—
Franchise Taxes and Filing Fees Paid by Shareholder	$202	$—	$—
Contributed Services by Shareholders	$125	$—	$—
Common Stock Issued for Services Rendered	$35,000	$—	$—
Issuance of Common Stock via Conversion of Note Payable and Accrued Interest Payable	$154,000	$—	$154,000
Common Stock Granted for Services Rendered	$10,000	$10,000	$—

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

Note B - Common Stock

In April 2004, the Company granted 200,000 shares of its common stock to directors for services rendered. The Company charged operations in 2004 for $8,000 for the fair value of services rendered and credited additional paid-in-capital for $8,000. As of June 30, 2004, these shares have not been issued.

In April 2004, the Company granted 50,000 shares of its common stock to an employee for services rendered. The Company charged operations in 2004 for $2,000 for the fair value of services rendered and credited additional paid-in-capital for $2,000. As of June 30, 2004, these shares have not been issued.

Note C - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $1,062,397 through June 30, 2004. As a result, there is an accumulated deficit of $1,062,397 at June 30, 2004.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

GLOBAL BROADCAST GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO FINANCIAL STATEMENTS

Note D - Subsequent Events

During July 2004, the Company received $10,000 in cash from a shareholder in exchange for 100,000 additional shares of common stock.

During August 2004, the Company entered into a loan agreement with an unrelated third party in the amount of $200,000. The note bears interest at 12% per annum and is secured by 800,000 restricted shares of the Company’s common stock. The note is due in full, together with accrued interest, on September 9, 2005.

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

On July 22, 2004, the NASD cleared us to trade our common stock on the OTC Bulletin Board. Our symbol is GBCG.

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

We have developed a platform known as GBG Medical to focus on a new use of our technology which is to transmit data used by radiologists in the diagnosis (and in some cases, treatment) of disease. We can transmit X-rays, MRI, CT scans, and ultrasound in a process known as “teleradiology”. Teleradiology is the transmission of x-rays and other images from diagnostic tests to radiologists who are in a different location. We believe this is a needed service due to a chronic shortage of radiologists worldwide . Currently, a high-speed telephone line is needed to utilize this service. Our platform uses a 12” satellite dish, which is the same dish that is used in homes, and a computer, making our solution efficient and economical. Initially, we will focus our selling efforts on the medical field.

The following discussion is based upon, and should be read in conjunction with our financial statements as of and for the six months and quarter ended June 30, 2004 and 2003, together with the notes to the financial statements. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Results of Operations

Quarter ended June 30, 2004 as compared to quarter ended June 30, 2003:

Selling Expenses

Selling expenses for the quarter ended June 30, 2004 were $0 as compared to $30,000 for the quarter ended June 30, 2003. The decrease was due to a decrease in marketing and travel expenses.

General and administrative expenses

General and administrative expenses for quarter ended June 30, 2004 were $79,000, an increase of $8,000, or 10% as compared to $71,000 for the quarter ended June 30, 2003. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. The increase is primarily due to an increase in management fees and salaries.

Interest expense

Interest expense for quarter ended June 30, 2004 was $5,000 compared to $0 for the quarter ended June 30, 2003. The increase is due to interest on the convertible notes payable entered into during 2003.

Total expenses for the quarter ended June 30, 2004 were $84,000, an overall decrease of $17,000, or 17%, from $101,000 for the quarter ended June 30, 2003.

Six months ended June 30, 2004 as compared to six months ended June 30, 2003:

Selling Expenses

Selling expenses for the six months ended June 30, 2004 were $1,000 a decrease of $37,000, or 97%, from $38,000 for the six months June 30, 2003. The decrease was due to a decrease in marketing and travel expenses.

General and administrative expenses

General and administrative expenses for six months ended June 30, 2004 were $132,000, an increase of $18,000, or 16%, from $114,000 for the six months June 30, 2003. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. The increase is primarily due to an increase in management fees, salaries and professional fees. The increase is offset by a decrease in insurance expense.

Interest expense

Interest expense for six months ended June 30, 2004 was $9,000 compared to $0 for the six months June 30, 2003. The increase is due to interest on the convertible notes payable entered into during 2003.

Total expenses for the six months ended June 30, 2004 were $142,000, an overall decrease of $10,000, or 7%, from $152,000 for the six months ended June 30, 2003.

Liquidity and Capital Resources

As reflected in the Statement of Cash Flows for the six months ended June 30, 2004 and 2003, net cash flows from operating activities for the six months ended June 30, 2004 was ($60,000), an increase of $24,000 or 68% from ($36,000) for the six months ended June 30, 2003. The decrease is primarily the result a decrease in accrued payroll of $11,000, a decrease in the amount due to stockholder of $11,000 and a decrease in common stock issued/granted of $15,000. This is offset by an increase in accrued interest payable of $9,000 and an increase in accounts payable of $4,000.

Net cash flows from financing activities for the six months ended June 30, 2004 was $0, a decrease of $36,000, or 100%, from $36,000 for the six months ended June 30, 2003. The decrease is due to proceeds from issuance of common stock in the six months ended June 30, 2003 that did not reoccur during the six months ended June 30, 2004.

Due to the lack of any significant revenues, we have relied upon proceeds realized from the private sale of our common stock, cash contributions from shareholders, advances from a shareholder and the issuance of a note payable to meet our funding requirements. Funds raised by us have been expended primarily in connection with the costs to acquire Galli Process, Inc. and administrative costs.

During the next 12 months, we expect to spend between $200,000 and $250,000 on operating expenses. Our significant expenses will be management fees, salaries, marketing, professional fees and insurance. As of June 30, 2004, we had cash on hand of $63. To fund operations, we entered into a loan agreement in August 2004 in the amount of $200,000. The note bears interest at 12% per annum and is secured by 800,000 restricted shares of our common stock. The note is due on September 9, 2005 and interest will be paid quarterly. The note can be converted into shares of our common stock at the note holder’s option at any time during the term of the note.

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

Plan of Operation

We are in the process of marketing our product to companies that are suppliers to our target industries which includes retail stores, hotels, corporate offices and education providers, as well as the companies in industries that we believe can best benefit from our product. During the next nine months we will enter into distribution agreements with a marketing company that supplies equipment and entertainment products to our target industries. We will also attempt to enter into agreements with major hotel chains and enter into joint ventures with companies supplying television sets and television services to hotels and commercial establishments.

We will also develop our capabilities to expand our GBG Medical services to the medical field where we can deliver teleradiology and other information via satellite and avoid the use of expensive high-speed phone lines. We will also explore opportunities and identify acquisitions and companies that are synergistic with our business and that will provide us with a positive cash flow.

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

Item 3: Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Change in Securities and Use of Proceeds

In April, 2004, we granted 200,000 shares of our common stock to two directors for services rendered, valued at $8,000. Additionally in April, we granted 50,000 shares of our common stock to an employee for services rendered, valued at $2,000. All of these shares were issued to the three individuals in July, 2004.

During July, 2004, we sold 100,000 shares of our common stock to an unaffiliated party for total proceeds of $10,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Index to Exhibits.

The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

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

Date: August 19, 2004	/s/ Sam Winer
Sam Winer,
Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors