Form 10QSB
period 2004-09-30
Diagnostic CORP of America
filed 2004-11-15
CIK 1213660

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-50155

DIAGNOSTIC CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

DELAWARE	02-0563302
(State of Incorporation)	(I.R.S. Employer Identification Number)

18495 U.S. Hwy 19N, Clearwater, Florida 33764

(Address of principal executive offices)

(727) 533-8300

(Registrant’s telephone number, including area code)

GLOBAL BROADCAST GROUP, INC.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

As of November 10, 2004, there were 12,567,871 shares of our Common Stock, $.001 par value outstanding.

DIAGNOSTIC CORPORATION OF AMERICA

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003		1

Consolidated Statements of Changes in Stockholders’ Deficit for the Nine Months Ended September 30, 2004 and 2003 and for the Period from Date of Inception (October 31, 2000) through September 30, 2004 (Unaudited)

		2-3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003 and for the Period from Date of Inception (October 31, 2000) through September 30, 2004 (Unaudited)

		4-5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 and for the Period from the Date of Inception (October 31, 2000) through September 30, 2004 (Unaudited)		6-7

Notes to Consolidated Financial Statements		8-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

ii

GLOBAL BROADCAST GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	$287,825	$60,120

Total Assets	$287,825	$60,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$62,024	$47,757
Accrued Interest Payable	18,395	4,159
Accrued Payroll	60,629	50,559
Convertible Notes Payable	564,500	164,500
Due to Stockholder	59,875	48,378

Total Liabilities	765,423	315,353

Stockholders’ Deficit
Common Stock - $.001 Par Value; 50,000,000 Shares Authorized, 12,567,871 and 12,317,871 Shares Issued and Outstanding, respectively	12,568	12,318
Additional Paid-in Capital	672,713	652,613
Deficit Accumulated During Development Stage	(1,162,879)	(920,164)

Total Stockholders’ Deficit	(477,598)	(255,233)

Total Liabilities and Stockholders’ Deficit	$287,825	$60,120

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of Shares		Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance - October 31, 2000	—		$—	$—	$—	$—
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (Galli)	11,553,100		11,553	202	—	11,755
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (City View)	3,425,000	(1)	3,425	—	—	3,425
Common Shares Issued for Cash - Private Placement (City View)	928,500	(1)	929	308,571	—	309,500
Common Shares Issued for Cash - Private Placement (Global Broadcast)	267,500		267	64,734	—	65,001
Shares Issued for Services Rendered	640,000		640	5,360	—	6,000
Shares Issued to Directors for Services Rendered	100,000		100	3,900	—	4,000
Shares Repurchased	(5,416,229)		(5,416)	(144,584)	—	(150,000)
Capital Contribution - Shareholder	—		—	200,000	—	200,000
Net Loss for the Period	—		—	—	(628,088)	(628,088)

Balance - December 31, 2002	11,497,871		$11,498	$438,183	$(628,088)	$(178,407)

(1) Shares issued and outstanding have been adjusted to reflect the Plan of Merger effected on March 1, 2002						- continued -

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT - continued

	Number of Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance - December 31, 2002	11,497,871	$11,498	$438,183	$(628,088)	$(178,407)
Common Shares Issued for Cash - Private Placement (Global Broadcast)	295,000	295	35,955	—	36,250
Issuance of Stock via Conversion of Notes Payable	450,000	450	153,550	—	154,000
Shares Issued for Services Rendered	75,000	75	24,925	—	25,000
Net Loss for the Period (Unaudited)	—	—	—	(201,124)	(201,124)

Balance - September 30, 2003 (Unaudited)	12,317,871	12,318	652,613	(829,212)	(164,281)
Net Loss for the Period (Unaudited)	—	—	—	(90,952)	(90,952)

Balance - December 31, 2003	12,317,871	12,318	652,613	(920,164)	(255,233)
Common Shares Subscribed - Private Placement (Global Broadcast)	—	—	10,000	—	10,000
Shares Issued for Services Rendered	50,000	50	1,950	—	2,000
Shares Issued to Directors for Services Rendered	200,000	200	7,800	—	8,000
Capital Contribution - Shareholder	—	—	350	—	350
Net Loss for the Period (Unaudited)	—	—	—	(242,715)	(242,715)

Balance - September 30, 2004 (Unaudited)	12,567,871	$12,568	$672,713	$(1,162,879)	$(477,598)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through September 30, 2004
		Three Months Ended September 30,
		2004	2003
Revenues	$500	$—	$—

Expenses
Commissions	11,250	—	—
General and Administrative	36,468	3,932	2,029
Insurance	69,994	5,366	8,077
Interest	24,694	7,079	61
Investment Banker	39,970	—	—
Management Fees	313,392	30,000	20,000
Marketing	81,000	30,000	—
Organizational Costs	164,853	—	—
Payroll Taxes	12,578	956	957
Production Equipment	24,257	—	—
Professional Fees	147,068	4,844	585
Rent	17,696	1,757	1,371
Salaries	163,097	12,501	12,501
Telephone	19,977	1,126	1,152
Transfer Agent Fees	8,225	2,136	390
Travel	28,860	785	1,801

Total Expenses	1,163,379	100,482	48,924

Loss Before Provision for Taxes	(1,162,879)	(100,482)	(48,924)
Provision for Taxes	—	—	—

Net Loss for the Period	$(1,162,879)	$(100,482)	$(48,924)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	12,722,809	12,331,498	12,317,871
Net Loss per Common Share - Basic and Diluted	$(0.09)	$(0.01)	$(0.00)

- continued -

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - continued

	Nine Months Ended September 30,
	2004	2003
Revenues	$—	$—

Expenses
General and Administrative	8,058	6,191
Insurance	11,823	21,123
Interest	16,535	61
Management Fees	78,000	56,000
Marketing	30,000	25,000
Payroll Taxes	3,058	2,637
Professional Fees	42,205	30,530
Rent	5,271	4,113
Salaries	39,503	34,467
Telephone	3,439	4,451
Transfer Agent Fees	3,360	1,880
Travel	1,463	14,671

Total Expenses	242,715	201,124

Loss Before Provision for Taxes	(242,715)	(201,124)
Provision for Taxes	—	—

Net Loss for the Period	$(242,715)	$(201,124)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	12,331,498	12,201,269
Net Loss per Common Share - Basic and Diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through September 30, 2004	Nine Months Ended September 30,
		2004	2003
Cash Flows from Operating Activities
Net Loss for the Period	$(1,162,879)	$(242,715)	$(201,124)
Non-Cash Adjustments
Organizational Costs Paid by Shareholders	14,853	—	—
Franchise Taxes and Filing Fees Paid by Shareholders	202	—	—
Contributed Services by Shareholders	125	—	—
Common Stock Issued for Services Rendered	45,000	10,000	25,000
Changes in Assets and Liabilities
Accounts Receivable	—	—	1,160
Accounts Payable	62,024	14,267	30,940
Accrued Interest Payable	22,395	14,236	61
Accrued Payroll	60,629	10,070	37,104
Due to Stockholder	59,875	11,497	62,319

Net Cash Flows from Operating Activities	(897,776)	(182,645)	(44,540)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Contribution by Shareholder	200,350	350	—
Proceeds from the Issuance of Convertible Notes Payable	564,500	400,000	7,000
Proceeds from the Issuance of Notes Payable	150,000	—	—
Proceeds from the Issuance of Common Stock	410,751	—	36,250
Proceeds from Common Stock Subscription	10,000	10,000	—
Common Stock Repurchased	(150,000)	—	—

Net Cash Flows from Financing Activities	1,185,601	410,350	43,250

Net Change in Cash and Cash Equivalents	287,825	227,705	(1,290)
Cash and Cash Equivalents - Beginning of Period	—	60,120	1,462

Cash and Cash Equivalents - End of Period	$287,825	$287,825	$172

- continued -

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

	Period From Date of Inception (October 31, 2000) Through September 30, 2004	Nine Months Ended September 30,
		2004	2003
Supplemental Disclosures
Interest Paid	$—	$2,299	$—
Income Taxes Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Common Stock via Conversion of Notes Payable and Accrued Interest Payable	$154,000	$—	$154,000

The accompanying notes are an integral part of these financial statements.

GLOBAL BROADCAST GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The condensed consolidated financial statements of Global Broadcast Group, Inc. and Subsidiary (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB, and other reports filed with the SEC.

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

Note B - Principles of Consolidation

In August 2004, Global Broadcast Group, Inc. activated a wholly-owned subsidiary, Diagnostic Medical Partners, LLC, for the purpose of marketing and leasing diagnostic medical equipment for future business acquisitions.

The consolidated financial statements include the accounts of Global Broadcast Group, Inc. and its wholly owned subsidiary, Diagnostic Medical Partners, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Note C - Common Stock

In April 2004, the Company granted 200,000 shares of its common stock to directors for services rendered. The Company charged operations in 2004 for $8,000 for the fair value of services rendered and credited common stock and additional paid-in-capital for $200 and $7,800, respectively.

In April 2004, the Company granted 50,000 shares of its common stock to an employee for services rendered. The Company charged operations in 2004 for $2,000 for the fair value of services rendered and credited common stock and additional paid-in-capital for $50 and $1,950, respectively.

In July 2004, the Company received $10,000 in cash from a shareholder in exchange for 100,000 additional shares of common stock. As of September 30, 2004, these shares have not been issued.

GLOBAL BROADCAST GROUP, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Convertible Notes Payable

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

During September 2004, the Company entered into a loan agreement with an unrelated third party in the amount of $200,000. The note bears interest at 12% per annum and is secured by 800,000 restricted shares of the Company’s common stock. The note is due in full, together with accrued interest, on October 6, 2005.

At the note holder’s option, the note is convertible into shares of the Company’s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price at any time during the term of the note. The Conversion Price is $0.25.

Note E - Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $1,162,879 through September 30, 2004. As a result, there is an accumulated deficit of $1,162,879 at September 30, 2004.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note F - Subsequent Event

In October 2004, the Board of Directors approved to change the name of Global Broadcast Group, Inc. to Diagnostic Corporation of America.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon, and should be read in conjunction with our consolidated financial statements as of September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, together with the notes to the consolidated financial statements. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Results of Operations

Quarter ended September 30, 2004 as compared to quarter ended September 30, 2003

Selling Expenses

Selling expenses for the quarter ended September 30, 2004 were $31,000 as compared to $2,000 for the quarter ended September 30, 2003, an increase of $29,000 or 94%. The increase was due to a significant increase in our marketing efforts.

General and administrative expenses

General and administrative expenses for quarter ended September 30, 2004 were $63,000, an increase of $16,000 or 34% as compared to $47,000 for the quarter ended September 30, 2003. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. The increase is primarily due to an increase in management fees, professional fees and transfer agent fees. The increase is offset by a decrease in insurance expense.

Interest expense

Interest expense for quarter ended September 30, 2004 was $7,000, an increase of $7,000 compared to $-0- for the quarter ended September 30, 2003. The increase is due to interest on the convertible notes payable entered into during the fourth quarter of 2003 and the third quarter of 2004.

Nine months ended September 30, 2004 as compared to nine months ended September 30, 2003:

Selling Expenses

Selling expenses for the nine months ended September 30, 2004 were $31,000 a decrease of $9,000 or 23%, from $40,000 for the nine months September 30, 2003. While our marketing expenses increased, a significant decrease in our travel expenses significantly offset the increase.

General and administrative expenses

General and administrative expenses for nine months ended September 30, 2004 were $195,000 an increase of $34,000 or 21%, from $161,000 for the nine months September 30, 2003. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. The increase is primarily due to an increase in management fees, salaries, professional fees and transfer agent fees. The increase is offset by a decrease in insurance expense.

Interest expense

Interest expense for nine months ended September 30, 2004 was $17,000, an increase of $17,000 compared to $-0- for the nine months September 30, 2003. The increase is due to interest on the convertible notes payable entered into during the fourth quarter of 2003 and the third quarter 2004.

Liquidity and Capital Resources

As reflected in the Statement of Cash Flows for the nine months ended September 30, 2004 and 2003, net cash flows from operating activities for the nine months ended September 30, 2004 was ($183,000), an increase of ($138,000) or 306% from ($45,000) for the nine months ended September 30, 2003. The decrease is primarily the result of a decrease in accounts receivable of $1,000, a decrease in accounts payable of $17,000, a decrease in accrued payroll of $27,000, a decrease in the amount due to stockholder of $51,000 and a decrease in common stock issued of $15,000. This is offset by an increase in accrued interest payable of $14,000.

Net cash flows from financing activities for the nine months ended September 30, 2004 was $410,000, an increase of $367,000 or 853% from $43,000 for the nine months ended September 30, 2003. The increase is due to proceeds from the issuance of convertible notes payable.

Due to the lack of revenue, we have relied upon proceeds realized from the private sale of our common stock, cash contributions from stockholders, advances from a stockholder and the issuance of notes payable to meet our funding requirements. Funds raised by us in the quarter ended September 30, 2004 have been expended primarily in connection with the implementation of Diagnostic Medical Partners, LLC, a Florida limited liability company and wholly owned subsidiary to market and lease equipment for a process known as “teleradiology” and medical testing.

As of September 30, 2004, we have reported net losses and show an accumulated deficit of $1,162,897. We had cash on hand of $287,825.

During the next 12 months, we expect to spend between $250,000 to $300,000 on operating expenses. Our significant expenses will be management fees, professional fees, marketing and insurance. To fund operations, we plan to use our existing financial resources, proceeds from the sale of additional common stock, as needed, and stockholder infusion of cash, as needed. We have not entered into any material capital commitments other than two (2) loan agreements with an unrelated third party for an aggregate of $400,000 during the quarter ended September 30, 2004.

Off-Balance Sheet Items

We have no material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition and accounting for income taxes.

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

Plan of Operation

Effective November 12, 2004, we changed the name of the Company to Diagnostic Corporation of America to provide a more accurate description of our current operations and to be consistent with our marketing efforts in the medical diagnostic industry.

In August 2004, we engaged Diagnostic Medical Partners, a Florida limited liability company we formed in November 2003 and wholly-owned subsidiary, to market and lease equipment for teleradiology and medical testing. We are looking to acquire independent testing facilities in order to set up hubs for the receipt and interpretation of data and to consolidate independent operators in the fragmented $12 billion MRI industry. Diagnostic Medical Partners will also be a world-wide distributor for Digital Motion X-ray (“DMX”), an alternative use of x-ray technology. We believe that DMX is complementary to independent MRI centers because a great part of their business is composed of accident victims. Diagnostic Medical Partners will lease DMX units on a “use” lease basis. We will receive a percentage of the revenues derived from each test for five (5) years after which time the facility will own the equipment.

Employees

We currently have two (2) full-time employees. During the next 12 months, we do not anticipate hiring more than two additional employees.

Financing/Capital Commitments

During the quarter ended September 30, 2004, we entered into two (2) loan agreements with an unrelated third party for an aggregate of $400,000. Each loan agreement was in the amount of $200,000 bearing interest at 12% per annum. Each note is secured by 800,000 restricted shares of our common stock. The notes are convertible into shares of our common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price of $0.25 at any time during the term of the notes. The notes are due in full together with accrued interest, on September 9, 2005 and October 6, 2005, respectively.

Unless we receive adequate outside financing to fund our capital commitments, our operations will continue to be limited to those that can be effected through stockholder infusions of cash and from proceeds from the sale of additional common stock.

Item 3:	Controls and Procedures

An evaluation of the our disclosure controls and procedures as defined in Rule 13(a)-15(e) of the Exchange Act, as of September 30, 2004, was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures currently in place are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. There have been no changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Act that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to affect, our internal control over the financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Change in Securities and Use of Proceeds

During the quarter ended September 30, 2004, we were cleared to trade our common stock on the OTC Bulletin Board under the symbol is GBCG.OB. In connection with our name change, we obtained a new CUSIP number and a new symbol “DGCP” which will be effective at the open of the market on November 15, 2004.

In July 2004, we issued 250,000 shares of our common stock that were originally granted to three stockholders in April 2004. We also granted 100,000 shares in exchange for $10,000 from a stockholder; however, as of September 30, 2004, these shares have not been issued.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 20, 2004, the directors and a majority of the holders of the voting capital stock considered and voted on an amendment to the Corporation’s Certificate of Incorporation to change the name of the Company to better reflect the business of the Company. We filed a 14C Information Statement with the SEC on October 22, 2004, providing notice to all stockholders that a majority action of stockholders in lieu of an annual meeting of the Company was taken on

October 20, 2004 to authorize an amendment to change the name of the Company to Diagnostic Corporation of America. The Certificate of Amendment became effective upon filing on November 12, 2004, with the Delaware Secretary of State.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Index to Exhibits.

The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference or filed with this report as follows:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2	Agreement and Plan of Merger of City View, Inc., a Florida corporation and Global Broadcast Group, Inc., formerly known as Galli Process, Inc., a Delaware corporation(1)
3.1	Certificate of Incorporation(1)
3.2	Certificate of Amendment(1)
3.3	Authorization to Transact Business in Florida(1)
3.4	Bylaws(1)
3.5	Certificate of Amendment to change the name from Global Broadcast Group, Inc. to Diagnostic Corporation of America
5	Opinion and Consent of Adorno & Yoss, P.A(3)
14	Code of Ethics(2)
23.1	Consent of Rotenberg & Co. LLP(3)
23.2	Consent of Adorno & Yoss, P.A. is included in Exhibit 5
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits with the corresponding numbers filed with our registration statement on Form 10-SB (File No. 000-50155) filed January 17, 2003.

(2)	Previously submitted with our Form 10-KSB, (File No. 000-50155) filed April 14, 2004.

(3)	Previously submitted with our Form SB-2, (File No. 333-114985) filed April 29, 2004.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter for which this Form 10-QSB is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officers.

Date: November 12, 2004	/s/ Sam Winer
Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors