Form 10KSB
period 2004-12-31
Diagnostic CORP of America
filed 2005-04-15
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50155

DIAGNOSTIC CORPORATION OF AMERICA

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

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

The Registrant’s revenues for its fiscal year ended December 31, 2004 were $0.

The aggregate market value of the voting stock on April 13, 2005 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $6,777,232 based upon the most recent sales price for such Common Stock on said date ($0.75). On such date, there were 13,412,871 shares of the Registrant’s Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

PART I

Item 1. Description of Business.

We are a development stage company, incorporated under the laws of the State of Delaware on October 31, 2000 as Galli Process, Inc. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity.

In 2004, we redirected our marketing efforts to focus sales of our products and services to the medical diagnostic industry. In August 2004, we activated a wholly owned subsidiary, Diagnostic Medical Partners, LLC, a Florida limited liability company (“DMP”) for the purpose of marketing and leasing diagnostic medical equipment. On November 12, 2004, we changed the name of the Company to Diagnostic Corporation of America (“DCA”) to more accurately reflect our current and proposed business.

Our executive offices are located at 18495 U.S. Hwy. 19N, Clearwater, Florida 33764 and our telephone number is (727) 533-8300. Our website is www.dgcponline.com.

We initially began developing technology and programming for the delivery of advertising based content through satellite transmission and the Internet. In 2004, we determined that the best market for our products and services was in diagnostic imaging services, or teleradiology, for the medical community. Teleradiology is the transmission of data from x-rays, MRI, CT and PET scans, and ultrasound to receivers in multiple locations to be read by radiologists.

Diagnostic imaging centers are operated by hospitals with large management staffs as well as smaller facilities which are owned and operated by practitioners and independent entrepreneurs. We began acquiring and managing outpatient diagnostic healthcare facilities with the goal of consolidating several facilities into a larger network to provide management expertise and operating efficiencies.

Because additional staff radiologists and facilities are required to successfully implement our strategy, we have targeted suitable acquisition candidates that possess the required personnel, licenses and provider approvals. We will provide strong profit-based financial incentives to retain and motivate the management of acquired imaging centers giving the principals a vested interest in continued growth and prosperity. In exchange, we provide management and operational expertise for independent centers leaving the practitioners to focus on their areas of expertise.

Our ability to operate profitably will depend in part upon us, the acquired centers that we purchase and the physicians obtaining and maintaining all necessary licenses and other approvals and operating in compliance with applicable healthcare regulations. We believe that healthcare regulations will continue to change. We constantly monitor developments in healthcare law and will modify our future operations from time to time as the business and regulatory environment changes.

The ownership, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of centers and personnel. Free-standing diagnostic imaging centers that provide services not performed as part of a physician’s office must meet Medicare requirements to be certified as an independent diagnostic testing facility to bill the Medicare program. We intend to purchase only fully-licensed and operating centers. A loss of these approvals and licenses for any reason could limit the market for our services.

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

Item 2. Description of Property.

We lease approximately 1,000 square feet on a month to month basis lease of approximately $5,500 annually.

Item 3. Legal Proceedings.

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter. On October 22, 2004, we electronically filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission. The Information Statement was provided to the Company’s shareholders in connection with the consent of a majority of shareholders authorizing the name change of the Company from Global Broadcast Group, Inc. to Diagnostic Corporation of America. The actions approved by the shareholders became effective on November 12, 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Trading Market for Common Equity

Our common stock, $.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGCP”. Prior to December 4, 2004, there was no public trading market for our common stock. The following table sets forth the high and low bid prices posted on the OTC Bulletin Board for our Common Stock for the period December 2004 through April 13, 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter	High	Low
2004: Fourth Quarter	$0.55	$0.55
2005: First Quarter	$0.75	$0.75
2005: Second Quarter (up to April 13, 2005)	$0.75	$0.70

Dividends

Since inception of DCA, we have not paid cash dividends on our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payments of cash dividends in the future will be dependent upon, among other things, the amount of funds available therefore, our earnings, financial condition, capital requirements, and other factors which the Board of Directors deems relevant.

Number of Holders

As of April 13, 2005, we had 1,346 Common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a)	In April 2004, we authorized the issuance of 100,000 shares each of our Common stock to two of our directors, Michael Rocha and Sam Winer for payment of services rendered as directors of the Company.

(b)	In April 2004, we granted 50,000 shares of our Common stock to Jeannette Nohe, an employee of the Company, for services rendered.

(c)	In July 2004, we sold 100,000 shares of our Common stock at $0.10 per share to an existing shareholder.

(d)	In January 2005, we issued 145,000 shares of our Common stock to an existing shareholder in exchange for conversion of an August 2003 note payable in the amount of $7,000 and an October 2003 note payable in the amount of $7,500.

(e)	In November 2004, we issued an aggregate of 600,000 shares of our Common Stock, to two unaffiliated third parties in exchange for conversion of an October 2003 note payable in the amount of $150,000, along with accrued interest to date of $19,584.

The foregoing transactions were private transactions not involving a public offering and was exempt from registration provisions of the Securities Act of 1933, as amended, or the “Act”, pursuant to Section 4(2) thereof. The sale of the securities was without the use of an underwriter, and the certificates representing the shares of common stock bear a restrictive legend permitting transfer only upon registration or under an exemption from registration under the Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any of our outstanding shares during the period covered by this report.

Change of Transfer Agent

In September 2004, we closed our account with Florida Atlantic Stock Transfer, Inc. and engaged Island Stock Transfer as our transfer agent. The address of Island Stock Transfer is 100 First Avenue South, Suite 212, St. Petersburg, Florida 33701.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

The following discussion is based upon, and should be read in conjunction with our consolidated financial statements as of and for the periods ended December 31, 2004 and 2003, and for the period from date of inception through December 31, 2004, together with the notes to the financial statements. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

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

Plant and Equipment

We do not anticipate purchasing or selling significant equipment at this time.

Research and Development

We do not anticipate expenditures for research and development at this time.

Employees

We currently have two (2) full-time employees. During the next 12 months, we do not anticipate hiring more than two additional employees.

Results of Operations

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have reported net losses of $1,264,521 through December 31, 2004. As a result, there is an accumulated deficit of $1,264,521 at December 31, 2004. For the year ended December 31, 2004 as compared to year ended December 31, 2003:

Revenues

Revenues for the year ended December 31, 2004 were $0, no change from the $0 reported for the year ended December 31, 2003.

Selling Expenses

Selling expenses for 2004 were $64,889, an increase of $14,718, or 29%, from $50,171 in 2003. Selling expenses include marketing, commissions and travel. The increase in selling expenses was attributable to increased costs of $24,250 which was a direct result of our increased marketing efforts to target the medical community. This increase was offset by $(9,532) decrease in travel and entertainment expenses in 2004.

General and administrative expenses

General and administrative expenses for 2004 were $279,622, an increase of $37,717, or 16%, from $241,905 in 2003. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. The increase was attributable to a 647% increase in interest expense due to a significantly higher average outstanding balance on convertible notes payable during 2004 as compared to 2003. We saw a 43% increase in our general and administrative expenses due to an increase in SEC filing fees incurred by our financial printer; and a 35% increase in transfer agent fees due to a change of our transfer agent from Florida Atlantic Stock Exchange to a local transfer agent, Island Stock Transfer. Expenses for management fees, payable to Sam Winer, our CEO, increased by 26% in 2004 as a result of our Board of Directors authorizing an increase to $10,000 of the monthly base management fee payable to Mr. Winer. The overall increases were offset by decreases in 2004 of expenses attributed to investment banking fees ($0); insurance expenses (36% or $8,902); and telephone expenses (28% or ($1,819).

Total expenses for 2004 were $344,511, an overall increase of $52,435, or 18%, from $292,076 in 2003. Because we are in the development stage, we expect that our expenses will fluctuate from period to period.

Liquidity and Capital Resources

As reflected in the Statement of Cash Flows for the years ended December 31, 2004 and 2003, net cash used in operations for 2004 was $(363,546), a $221,454 or 156% increase from $(142,092) in 2003 as a result of an increase of $52,281 in the net loss and changes to assets and liabilities, specifically, with respect to an increase of $25,750 in prepaid expenses, a decrease of $556 in accounts payable, an increase of $16,751 in accrued interest payable, a decrease of $9,030 in accrued payroll and a decrease of $10,604 in amounts due to stockholders.

Net cash provided by financing activities for 2004 was $410,350, an increase of $209,600, or 104%, from $200,750 in 2003. The increase in net cash from financing activities is primarily attributed to additional proceeds from convertible notes payable.

Due to the lack of any significant revenues, we have relied upon proceeds realized from the issuance of notes payable to meet our funding requirements. Funds raised by us have been expended primarily in connection with marketing costs to implement our sales and leasing program of medical teleradiology equipment.

During the next 12 months, we expect to spend between $405,000 and $523,000 on operating expenses. The significant expenses will be professional fees which will include audit and accounting fees associated with planned acquisitions, management fees, salaries, marketing fees, interest, and insurance. As of December 31, 2004, we had cash on hand of $106,924. To fund operations, we plan to use our existing financial resources, the proceeds from the sale of additional common stock, as needed, and shareholder infusion of cash, as needed, to fund our operating expenses during this period. Our shareholders have committed to providing additional funds that may be needed during the next 12 months to fund operations if funding is not available from any other sources. There is no formal agreement for our shareholders to provide this funding. In addition to this funding, we may, if necessary, conduct a private placement or public offering of our stock.

Other than funding operating expenses, we have not entered into any material capital commitments.

Off-Balance Sheet Items

We have no material off-balance sheet arrangements.

Application of Significant Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition, accounting for income taxes and earnings per share, and accounting and reporting for development stage companies.

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

Earnings Per Share

Net income (loss) per common share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive convertible securities. Diluted earnings per share is the same as basic earnings per share for all of the periods presented since the effect of the conversion of the convertible notes payable would have an anti-dilutive effect on earnings per share.

Development Stage

We have operated as a development stage company since inception by devoting substantially all of our efforts to financial planning, raising capital, research and development, and developing markets for our products. Our consolidated financial statements have been prepared in accordance with the accounting and reporting principles prescribed by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Recently Issued Accounting Standards

Several Statements of Financial Accounting Standards were recently issued that apply to the Company and will likely be adopted by the Company in 2005. These statements are more fully described in Note C to our consolidated financial statements attached to this Report and apply to inventory costs, accounting for real estate time sharing transactions, exchanges of non-monetary assets and accounting for stock based payments and services. We are currently evaluating the impact of these statements on our future consolidated financial statements and operations.

Item 7. Financial Statements.

The consolidated financial statements include the accounts of DCA and DMP, its wholly owned subsidiary. The following selected financial data for the periods ending December 31, 2004 and 2003 is derived from our consolidated financial which should be read in conjunction with the consolidated financial statements and related notes presented as a separate section commencing on page F-1.

	December 31,
	2004	2003
Balance Sheet

Total Assets	132,674	60,120
Total Liabilities	542,330	315,353
Total Stockholders’ Deficit	(409,656)	(255,233)
Total Liabilities and Stockholders’ Deficit	132,674	60,120

Statements of Operations

Total Expenses	344,511	292,076
Other Income	154	0
Net Loss for Period	(344,357)	(292,076)
Net Loss per Common Share	(0.03)	(0.02)
Weighted Average Common Shares Outstanding	12,388,258	12,230,659

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

Item 8B. Other Information.

No event occurred during the fourth quarter of 2004 that would have required disclosure in a report on Form 8-K.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our directors are elected at the annual meeting of shareholders and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with our executive officers.

Name	Age	Positions Held	Director Since
Sam Winer	67	Chief Executive Officer, Chairman and Secretary	2002
James Goodman	59	Vice President, Director	2002
Michael D. Rocha	33	Vice President, Director	2002

Sam Winer has been Chief Executive Officer, Secretary and Chairman of the Board of DCA since January of 2002. From 1985-1996 he was President of American Capital Group, Inc., a financial consulting and investment banking firm specializing in raising capital for start-up companies and real estate projects. From 1996 until the present he has been the President of Global Music Network LLC, a company that he founded. Global Music produces TV programming featuring music videos and has been seen in over 70 million homes. Mr. Winer was also one of the founders of eView Technologies, a company in the outdoor billboard industry that replaces static billboards with LED displays that are transmitted by satellite. He is a member of the National Association of Television Programming Executives and holds a Bachelors Degree from the Pennsylvania State University.

James Goodman has been Vice President and Director of DCA since September of 2002. Mr. Goodman is a television management executive having most recently developed TV station KWBM-TV (WB31) in Springfield, MO from start-up to on-air status. He continued to manage the station until 2002, when it was sold. From 1989 to 1996, Mr. Goodman directed construction of Home Shopping Network’s first full power TV station and also managed all production and financial aspects for the launch of Home Shopping Network’s 24 hour infomercial channel. In 1998, he managed all aspects of a talk show pilot for PAX TV network and created a cable sales interconnect for the Miami area. In addition, he developed and introduced a Spanish language cable channel which won multiple national Cable ACE awards. From 1967 until 1980 he directed the production of the Sally Jessy Raphael Show. Prior TV experience includes managing all aspects of the construction of a state of the art broadcast facilities at the University of Miami and served on the Board of the Florida Chapter of the National Academy of Television Arts and Sciences.

Michael D. Rocha has been a Vice President and Director of DCA since September of 2002. From 1990 to present, Mr. Rocha successfully built and operated Keyframe, Inc., a television production company specializing in content for large video screens. Keyframe has five offices across the US which employ over 70 talented artists, engineers and programmers. In 2001, Keyframe became a division of Daktronics, Inc., where Mr. Rocha has continued to run the Keyframe division. From 1994 to 1999, Mr. Rocha served as the Electronic Information Specialist for Tampa Bay Lightning, maintaining a network of over 60 computers. In 2001, Mr. Rocha was selected to direct the large screen video for the Super Bowl in Tampa Florida. In 2002, Mr. Rocha served as the Director of Video at the Soldier Hollow venue for the 2002 Olympic Games in Salt Lake City, Utah.

Code of Ethics

We adopted a Code of Ethics for Directors, Executive Officers in 2003, a copy of which was attached as an exhibit to Form 10-KSB filed with the SEC on April 14, 2004.

Committees

To date, we have not established a compensation or audit committee. The Board of Directors reviews the professional services provided by DCA’s independent auditors, the independence of DCA’s auditors from its management, DCA’s annual financial statements and its system of internal accounting controls. None of our Directors qualify as a “financial expert” as defined under Item 401 of Regulation S-B.

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities (collectively the “Reporting Persons”) to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company’s fiscal year ended December 31, 2004 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company’s fiscal year ended December 31, 2004, it has been determined that no Reporting Persons were delinquent with respect to such person’s reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to DCA for the prior fiscal years ended December 31, 2004, 2003 and 2002, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
Name/Position	Year	Salary		Bonus		Other Annual Compensation		Restricted Stock Awards(2)		Securities Underlying Options/SARS	LTIP Payouts		All Other Compensation
Sam Winer, CEO(1)	2004 2003 2002	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	100,000 76,000 61,000	$ $ $	4,000 0 0	None None None	$ $ $	0 0 0	$ $ $	0 0 0

James Goodman, VP	2004 2003 2002	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	None None None	$ $ $	0 0 0	$ $ $	0 0 0

Michael D. Rocha, VP	2004 2003 2002	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	4,000 0 0	None None None	$ $ $	0 0 0	$ $ $	0 0 0

(1)	Other Annual Compensation to Mr. Winer in the form of management fees.
(2)	Value of stock issued as compensation for services performed as director of the Company.

Compensation of Directors

All directors are reimbursed for expenses incurred in attending Board or committee meetings. Directors do not receive any other compensation from DCA with the exception of Mr. Rocha and Mr. Winer who each received 100,000 shares of Common stock, respectively, in April 2004 for payment of services rendered as directors of the Company.

Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of April 13, 2005, there were 13,412,871 shares of our Common Stock issued and outstanding. The following table sets forth as of April 13, 2005, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Corporation to be the beneficial owner of 5% or more of such shares, each officer and director of the Corporation, and all officers and directors of the Corporation as a group.

Name and Address of Beneficial Owners	No. Common Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Sam Winer 7270 Maidencane Ct. Largo, FL 33777	100,000	*
James Goodman 1851 Juanita Ct. Clearwater, FL 33764	50,000	*
Michael Rocha 18495 U.S. Hwy. 19 N. Clearwater, FL 33764	150,000	1%
The Winer Family Trust(1) 504 8th Ave. N.E. Delray Beach, FL 33483	2,281,561	17%
Scott Wyler(2) 504 8th Ave. N.E. Delray Beach, FL 33483	1,500,000	11%
Bernard Magdovitz 901 Harbor Drive Belleair Beach, FL 33786	895,000	7%
Jeanette Nohe 1861 Barcelona Dr. Dunedin, FL 34698	650,000	5%
All officers and directors as a group (three persons)	300,000	2%

(1)	Shares transferred from Sam Winer in April 2004.
(2)	Shares gifted by Sam Winer to his son, Scott L. Wyler in April 2004 Mr. Winer disclaims beneficial ownership of the 1,500,000 shares gifted to Mr. Wyler.
*	represents less than 1%

Item 12. Certain Relationships and Related Transactions.

a)	We paid management fees to Sam Winer, our Chairman, Chief Executive Officer and Secretary, for services provided in the amount of $100,000, $76,000 and $243,000 for the periods ended December 31, 2004, 2003 and the period from date of inception (October 31, 2000) through December 31, 2004, respectively. The amount owed at December 31, 2004 and 2003, was $33,723 and $46,758 respectively.

b)	During August 2004, we entered into a loan agreement with an unrelated third party in the amount of $200,000. The note bears interest at 12% per annum and is secured by 800,000 restricted shares of the Company’s common stock. The note is due in full, together with accrued interest, on September 9, 2005. At the note holder’s option, the note is convertible into shares of the Company’s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price at any time during the term of the note, at a Conversion Price of $0.25.

c)	During September 2004, we entered into a loan agreement with an unrelated third party in the amount of $200,000. The note bears interest at 12% per annum and is secured by 800,000 restricted shares of the Company’s common stock. The note is due in full, together with accrued interest, on October 6, 2005. At the note holder’s option, the note is convertible into shares of the Company’s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price at any time during the term of the note. The Conversion Price is $0.25.

Item 13. Exhibits.

Exhibit Number	Description
3.1	Amendment to Articles of Incorporation

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Item 14. Principal Accountant Fees and Services.

Fees to Auditors

The following table sets forth the aggregate fees billed to DCA for the years ended December 31, 2004 and 2003 by Rotenberg & Co. LLP:

	YEAR ENDED DECEMBER 31,
	2004	2003
Audit Fees	$17,850	$16,250
Audit-Related Fees	$2,200	$4,000
Tax Fees	$1,200	$1,750
All Other Fees	$—	$—

Audit-related fees billed during the years ended December 31, 2004 and 2003 were for services related to consents and assistance with and review of documents filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

DIAGNOSTIC CORPORATION OF AMERICA

Date: April 14, 2005	/s/ Sam Winer
Chairman, Chief Executive Officer and Secretary

Date: April 14, 2005	/s/ Michael D. Rocha
Director

DIAGNOSTIC CORPORATION OF AMERICA

(FORMERLY GLOBAL BROADCAST GROUP, INC.)

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

FINANCIAL REPORTS

AT

DECEMBER 31, 2004

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2004 and 2003	F-2

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2004 and 2003 and for the Period from Date of Inception (October 31, 2000) through December 31, 2004	F-3 - F-4

Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003 and for the Period from Date of Inception (October 31, 2000) through December 31, 2004	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 and for the Period from Date of Inception (October 31, 2000) through December 31, 2004	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Diagnostic Corporation of America

    (formerly Global Broadcast Group, Inc.) and Subsidiary

(A Development Stage Company)

(A Delaware Corporation)

Clearwater, Florida

We have audited the accompanying consolidated balance sheets of Diagnostic Corporation of America (formerly Global Broadcast Group, Inc.) and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2004 and for the period from date of inception (October 31, 2000) through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diagnostic Corporation of America (formerly Global Broadcast Group, Inc.) and Subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 and for the period from the date of inception (October 31, 2000) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Diagnostic Corporation of America (formerly Global Broadcast Group, Inc.) and Subsidiary will continue as a going concern. As discussed in Note K to the consolidated financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are described in Note K. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rochester, New York

March 28, 2005

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003
ASSETS

Current Assets
Cash and Cash Equivalents	$106,924	$60,120
Prepaid Expenses	25,750	—

Total Assets	$132,674	$60,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$47,201	$47,757
Accrued Interest Payable	1,326	4,159
Accrued Payroll	41,529	50,559
Convertible Notes Payable	414,500	164,500
Due to Stockholders	37,774	48,378

Total Liabilities	542,330	315,353

Stockholders’ Deficit
Common Stock - $.001 Par Value; 50,000,000 Shares Authorized; 13,267,871 and 12,317,871 Shares Issued and Outstanding, respectively	13,268	12,318
Additional Paid-in Capital	841,597	652,613
Deficit Accumulated During Development Stage	(1,264,521)	(920,164)

Total Stockholders’ Deficit	(409,656)	(255,233)

Total Liabilities and Stockholders’ Deficit	$132,674	$60,120

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of Shares		Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Inception - October 31, 2000	—		$—	$—	$—	$—
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (Galli)	11,553,100		11,553	202	—	11,755
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (City View)	3,425,000	(1)	3,425	—	—	3,425
Common Shares Issued for Cash - Private Placement (City View)	928,500	(1)	929	308,571	—	309,500
Common Shares Issued for Cash – Private Placement (Global Broadcast)	267,500		268	64,733	—	65,001
Shares Issued for Services Rendered	640,000		640	5,360	—	6,000
Shares Issued to Directors for Services Rendered	100,000		100	3,900	—	4,000
Shares Repurchased for Cancellation	(5,416,229)		(5,417)	(144,583)	—	(150,000)
Capital Contribution - Shareholder	—		—	200,000	—	200,000
Net Loss for the Period	—		—	—	(628,088)	(628,088)

Balance - December 31, 2002	11,497,871		$11,498	$438,183	$(628,088)	$(178,407)

(1)	Shares issued and outstanding have been adjusted to reflect the Plan of Merger effected on March 1, 2002

- continued -

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT - continued

	Number of Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance - December 31, 2002	11,497,871	$11,498	$438,183	$(628,088)	$(178,407)
Common Shares Issued for Cash - Private Placement (Global Broadcast)	295,000	295	35,955	—	36,250
Issuance of Stock via Conversion of Notes Payable	450,000	450	153,550	—	154,000
Shares Issued for Services Rendered	75,000	75	24,925	—	25,000
Net Loss for the Period	—	—	—	(292,076)	(292,076)

Balance - December 31, 2003	12,317,871	12,318	652,613	(920,164)	(255,233)
Common Shares Issued for Cash - Private Placement (Global Broadcast)	100,000	100	9,900	—	10,000
Issuance of Stock via Conversion of Notes Payable	600,000	600	168,984	—	169,584
Shares Issued for Services Rendered	50,000	50	1,950	—	2,000
Shares Issued to Directors for Services Rendered	200,000	200	7,800	—	8,000
Capital Contribution - Shareholder	—	—	350	—	350
Net Loss for the Period	—	—	—	(344,357)	(344,357)

Balance - December 31, 2004	13,267,871	$13,268	$841,597	$(1,264,521)	$(409,656)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period From Date of Inception (October 31, 2000) Through December 31, 2004	Years Ended December 31,
		2004	2003
Revenues	$500	$—	$—

Expenses
Commissions	11,250	—	—
General and Administrative	39,388	10,978	7,696
Insurance	74,310	16,139	25,041
Interest	39,210	31,051	4,159
Investment Banker	39,970	—	4,970
Management Fees	343,392	108,000	86,000
Marketing	110,250	59,250	35,000
Organizational Costs	164,853	—	—
Payroll Taxes	13,590	4,070	3,618
Production Equipment	24,257	—	—
Professional Fees	148,756	43,893	49,486
Rent	17,909	5,484	5,027
Salaries	175,598	52,004	46,966
Telephone	21,181	4,643	6,462
Transfer Agent Fees	8,225	3,360	2,480
Travel and Entertainment	33,036	5,639	15,171

Total Expenses	1,265,175	344,511	292,076

Loss Before Other Income and Provision for Taxes	(1,264,675)	(344,511)	(292,076)

Other Income
Interest Income	154	154	—

Loss Before Provision for Taxes	(1,264,521)	(344,357)	(292,076)

Provision for Taxes	—	—	—

Net Loss for the Period	$(1,264,521)	$(344,357)	$(292,076)

Net Loss per Common Share - Basic and Diluted	$(0.10)	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	12,755,926	12,388,258	12,230,659

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period From Date of Inception (October 31, 2000) Through December 31, 2004	Years Ended December 31,
		2004	2003
Cash Flows from Operating Activities

Net Loss for the Period	$(1,264,521)	$(344,357)	$(292,076)

Non-Cash Adjustments:
Organizational Costs Paid by Shareholders	14,853	—	—
Franchise Taxes and Filing Fees Paid by Shareholders	202	—	—
Contributed Services by Shareholders	125	—	—
Common Stock Issued for Services Rendered	45,000	10,000	25,000

Changes in Assets and Liabilities:
Accounts Receivable	—	—	1,160
Prepaid Expenses	(25,750)	(25,750)	—
Accounts Payable	47,201	(556)	20,728
Accrued Interest Payable	24,910	16,751	4,159
Accrued Payroll	41,529	(9,030)	50,559
Due to Stockholders	37,774	(10,604)	48,378

Net Cash Flows from Operating Activities	(1,078,677)	(363,546)	(142,092)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Contribution by Shareholder	200,350	350	—
Proceeds from the Issuance of Convertible Notes Payable	564,500	400,000	164,500
Proceeds from the Issuance of Note Payable	150,000	—	—
Proceeds from the Issuance of Common Stock	420,751	10,000	36,250
Common Stock Repurchased for Cancellation	(150,000)	—	—

Net Cash Flow from Financing Activities	1,185,601	410,350	200,750

Net Change in Cash and Cash Equivalents	106,924	46,804	58,658

Cash and Cash Equivalents - Beginning of Period	—	60,120	1,462

Cash and Cash Equivalents - End of Period	$106,924	$106,924	$60,120

The accompanying notes are an integral part of these financial statements.

- continued -

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Period From Date of Inception (October 31, 2000) Through December 31, 2004	Years Ended December 31,
		2004	2003
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Stock via Conversion of Convertible Notes Payable and Accrued Interest Payable	$169,584	$169,584	$—
Issuance of Stock via Conversion of Notes Payable and Accrued Interest Payable	$154,000	$—	$154,000

SUPPLEMENTAL DISCLOSURES
Interest Paid	$14,300	$14,300	$—
Income Taxes Paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

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

Effective December 31, 2001, Galli Process, Inc. (Global Broadcast Group, Inc.) became a majority owned subsidiary of City View TV, Inc. (A Florida Corporation). On March 1, 2002, pursuant to a plan of merger, City View TV, Inc. (a Florida Corporation) merged into Global Broadcast Group, Inc. (formerly Galli Process, Inc.). The shareholders of City View TV, Inc. converted 3 shares of City View TV, Inc. stock into 1 share of the surviving corporation (Global Broadcast Group, Inc.). There was no change to the business, management, location, policies or the consolidated assets and liabilities of City View TV, Inc. Global Broadcast Group, Inc. (a Delaware Corporation) is the surviving corporation effective on the date of the merger.

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

Effective November 12, 2004, Global Broadcast Group, Inc. changed its name to Diagnostic Corporation of America.

Scope of Business

The Company’s principal business activity was marketing its advertising and informational platform that incorporates satellite and internet-based technology. During 2004, the Company determined that the best market for the Company’s products and services was in diagnostic imaging services, or teleradiology. Teleradiology is the transmission of data from x-rays, MRI, CT and PET scans, and ultrasound to receivers in multiple locations to be read by radiologists. The Company is currently in the development stage.

Note B - Principles of Consolidation

In August 2004, Global Broadcast Group, Inc. activated a wholly-owned subsidiary, Diagnostic Medical Partners, LLC, for the purpose of marketing and leasing diagnostic medical equipment for future business acquisitions.

The consolidated financial statements include the accounts of Diagnostic Corporation of America (formerly Global Broadcast Group, Inc.) and its wholly owned subsidiary, Diagnostic Medical Partners, LLC (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Nature of Operations and Summary of Significant Accounting Policies

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

The Company intends to have sales of the following in the future: services under revenue sharing agreements, services with no revenue sharing agreements, and equipment sales and leases. The Company will recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed and determinable; and collectibility is reasonably assured. At the time revenue is recognized, the Company will provide for the estimated costs of warranties and reduce revenue for estimated returns.

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

- continued -

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Nature of Operations and Summary of Significant Accounting Policies - continued

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive convertible securities. Diluted earnings per share is the same as basic earnings per share for all of the periods presented since the effect of the conversion of the convertible notes payable would have an anti-dilutive effect on earnings per share.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits. Cash is placed primarily in high quality short-term interest bearing financial instruments.

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its products. Accordingly, the consolidated financial statements of the Company have been prepared in accordance with the accounting and reporting principles prescribed by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises,” issued by FASB.

The Company was inactive from October 31, 2000 through March 31, 2001. Activities began on or about April 1, 2001.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and convertible notes payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

The fair value of due to stockholders could not be obtained without incurring excessive costs as it has no readily determinable market place.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

- continued -

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Nature of Operations and Summary of Significant Accounting Policies - continued

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation. The reclassifications made to the prior year have no impact on the net income (loss), or overall presentation of the financial statements.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. Management does not expect the adoption of SFAS 152 to have a significant impact on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company is currently evaluating the impact of SFAS 153 on its consolidated financial statements.

- continued -

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Nature of Operations and Summary of Significant Accounting Policies - continued

Recently Issued Accounting Standards - continued

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended March 31, 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

Note D - Related Party Transactions

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

The Company paid consulting fees to Ed Berkhof Management Inc. in the amount of $-0-, $-0-, and $50,392 for the years ended December 31, 2004 and 2003 and the period from date of inception (October 31, 2000) through December 31, 2004, respectively. Ed Berkhof was the former President of the Company.

The Company incurred management fees to Sam Winer, Chairman, Chief Executive Officer and Secretary of the Company, for services provided in the amount of $100,000, $76,000 and $243,000 for the periods ended December 31, 2004, 2003 and the period from date of inception (October 31, 2000) through December 31, 2004, respectively. The amount owed at December 31, 2004 and 2003, was $33,723 and $46,758, respectively.

Note E - Income Taxes

At December 31, 2004 and 2003, the Company had approximately $1,215,000 and $838,000, respectively, of net operating losses available for Federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2021. The Company has fully reserved for any future tax benefits from the net operating loss carry forwards since it has not generated any revenues to date. The Company has no other material deferred tax assets or liabilities for the periods presented.

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F - Common Stock

On February 25, 2001, Galli Process, Inc. issued 11,553,100 shares of its common stock to Galli Holding Co. for the benefit of the shareholders of Hydrox Sales Corp. in exchange for certain securities of closely held companies and the funding of certain legal, accounting and organization costs. The Company recorded these shares at the fair value of the expenses paid as this was more readily determinable than the value of the stock.

Effective December 31, 2001, City View TV, Inc. acquired 5,897,790 shares of the common stock of Galli Process, Inc. (the controlling interest) from the controlling shareholders for a total purchase price of $150,000. City View TV, Inc. had deposited $15,000 on the acquisition prior to December 31, 2001 and the balance of the purchase was paid in cash on January 10, 2002. The Company has expensed the acquisition as part of the corporate reorganization as of December 31, 2001. The acquisition agreement did not require Galli to include its holdings of shares of various closely held companies.

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

In October 2002, the Company issued 640,000 shares of its common stock for services rendered. The Company charged operations in 2002 for $6,000 for the fair value of services rendered and credited common stock and additional paid-in capital for $640 and $5,360, respectively.

In December 2002, the Company issued 100,000 shares of its common stock to two members of the Board of Directors for services provided. The Company charged operations in 2002 for $4,000 for the fair value of services rendered and credited common stock and additional paid-in capital for $100 and $3,900, respectively.

During 2003, the Company raised capital through the issuance of 295,000 shares of its common stock for $36,250.

In May 2003, the Company issued 75,000 shares of its common stock for services rendered. The Company charged operations in 2003 for $25,000 for the fair value of services rendered and credited common stock and additional paid-in capital for $75 and $24,925, respectively.

In April 2004, the Company granted 200,000 shares of its common stock to directors for services rendered. The Company charged operations in 2004 for $8,000 for the fair value of services rendered and credited common stock and additional paid-in-capital for $200 and $7,800, respectively.

- continued -

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F - Common Stock - continued

In April 2004, the Company granted 50,000 shares of its common stock to an employee for services rendered. The Company charged operations in 2004 for $2,000 for the fair value of services rendered and credited common stock and additional paid-in-capital for $50 and $1,950, respectively.

During 2004, the Company raised capital through the issuance of 100,000 shares of its common stock for $10,000.

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

Note G - Convertible Notes Payable

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

During October 2003, the Company entered into a loan agreement with an unrelated third party in the amount of $150,000. The note bore interest at 12% per annum and was secured by 600,000 restricted shares of the Company’s common stock. The note was due in full, together with accrued interest, on November 15, 2004.

At the note holder’s option, the note was convertible into shares of the Company’s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price at any time during the term of the note. The Conversion Price was $0.25.

- continued -

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Convertible Notes Payable - continued

On November 15, 2004, at the note holder’s option, the note was converted into 600,000 restricted shares of common stock, along with accrued interest to date of $19,584.

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

Note H - Notes Payable

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

Note I - Stock Repurchase

During the year ended December 31, 2002, the Company repurchased 5,416,229 shares of Global Broadcast Group, Inc. common stock from two of the Company’s stockholders for cancellation, at an aggregate sum of $150,000. The stock repurchase was paid with funds obtained from the notes payable described in Note H above.

Note J - Lease Arrangements

The Company leases office space on a month to month basis. Rent expense under operating leases was $5,484, $5,027, and $17,909 for the years ended December 31, 2004 and 2003 and the period from date of inception (October 31, 2000) through December 31, 2004, respectively.

DIAGNOSTIC CORPORATION OF AMERICA

    (FORMERLY GLOBAL BROADCAST GROUP, INC.) AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $1,264,521 through December 31, 2004. As a result, there is an accumulated deficit of $1,264,521 at December 31, 2004.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.