Form 10QSB
period 2005-03-31
Diagnostic CORP of America
filed 2005-05-13
CIK 1213660

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(727) 533-8300

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of May 6, 2005, there were 13,412,871 shares of our Common Stock, $.001 par value outstanding.

DIAGNOSTIC CORPORATION OF AMERICA

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

DIAGNOSTIC CORPORATION OF AMERICA

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

FINANCIAL REPORTS

AT

MARCH 31, 2005

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

Consolidated Balance Sheets at March 31, 2005 (Unaudited) and December 31, 2004	1

Consolidated Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2005 and 2004 and for the Period from Date of Inception (October 31, 2000) through March 31, 2005 (Unaudited)

2-3

Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 and for the Period from Date of Inception (October 31, 2000) through March 31, 2005 (Unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 and for the Period from Date of Inception (October 31, 2000) through March 31, 2005 (Unaudited)	5-6

Notes to Consolidated Financial Statements	7

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2005	December 31, 2004
ASSETS

Current Assets
Cash and Cash Equivalents	$39,112	$106,924
Prepaid Expenses	9,375	25,750

Total Assets	$48,487	$132,674

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$47,790	$47,201
Accrued Interest Payable	—	1,326
Accrued Payroll	41,473	41,529
Convertible Notes Payable	400,000	414,500
Due to Stockholders	47,774	37,774

Total Liabilities	537,037	542,330

Stockholders’ Deficit
Common Stock - $.001 Par Value; 50,000,000 Shares Authorized, 13,412,871 and 13,267,871 Shares Issued and Outstanding, Respectively	13,413	13,268
Additional Paid-in Capital	857,278	841,597
Deficit Accumulated During Development Stage	(1,359,241)	(1,264,521)

Total Stockholders’ Deficit	(488,550)	(409,656)

Total Liabilities and Stockholders’ Deficit	$48,487	$132,674

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of Shares		Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Inception - October 31, 2000	—		$—	$—	$—	$—
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (Galli)	11,553,100		11,553	202	—	11,755
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (City View)	3,425,000	(1)	3,425	—	—	3,425
Common Shares Issued for Cash - Private Placement (City View)	928,500	(1)	929	308,571	—	309,500
Common Shares Issued for Cash - Private Placement (Global Broadcast)	562,500		563	100,688	—	101,251
Conversion of Notes Payable in Exchange for Stock	450,000		450	153,550	—	154,000
Shares Issued for Services Rendered	715,000		715	30,285	—	31,000
Shares Issued to Directors for Services Rendered	100,000		100	3,900	—	4,000
Shares Repurchased for Cancellation	(5,416,229)		(5,417)	(144,583)	—	(150,000)
Capital Contribution - Shareholder	—		—	200,000	—	200,000
Net Loss for the Period	—		—	—	(920,164)	(920,164)

Balance - December 31, 2003	12,317,871		$12,318	$652,613	$(920,164)	$(255,233)

(1)	Shares issued and outstanding have been adjusted to reflect the Plan of Merger effected on March 1, 2002.

- continued -

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT - continued

	Number of Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance - December 31, 2003	12,317,871	$12,318	$652,613	$(920,164)	$(255,233)
Net Loss for the Period (Unaudited)	—	—	—	(58,132)	(58,132)

Balance - March 31, 2004 (Unaudited)	12,317,871	12,318	652,613	(978,296)	(313,365)
Common Shares Issued for Cash - Private Placement (Global Broadcast)	100,000	100	9,900	—	10,000
Conversion of Notes Payable in Exchange for Stock	600,000	600	168,984	—	169,584
Shares Issued for Services Rendered	50,000	50	1,950	—	2,000
Shares Issued to Directors for Services Rendered	200,000	200	7,800	—	8,000
Capital Contribution - Shareholder	—	—	350	—	350
Net Loss for the Period (Unaudited)	—	—	—	(286,225)	(286,225)

Balance - December 31, 2004	13,267,871	13,268	841,597	(1,264,521)	(409,656)
Conversion of Notes Payable in Exchange for Stock	145,000	145	15,681	—	15,826
Net Loss for the Period (Unaudited)	—	—	—	(94,720)	(94,720)

Balance - March 31, 2005 (Unaudited)	13,412,871	$13,413	$857,278	$(1,359,241)	$(488,550)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through March 31, 2005	Three Months Ended March 31,
		2005	2004
Revenues	$500	$—	$—

Expenses
Commissions	11,250	—	—
General and Administrative	41,193	1,805	1,328
Insurance	78,707	4,397	3,730
Interest	51,210	12,000	4,728
Investment Banker	39,970	—	—
Management Fees	373,392	30,000	20,000
Marketing	126,625	16,375	—
Organizational Costs	164,853	—	—
Payroll Taxes	14,546	956	1,145
Production Equipment	24,257	—	—
Professional Fees	162,776	14,020	11,208
Rent	19,280	1,371	1,757
Salaries	188,099	12,501	12,501
Telephone	22,227	1,046	457
Transfer Agent Fees	8,225	—	600
Travel and Entertainment	33,367	331	678

Total Expenses	1,359,977	94,802	58,132

Loss Before Other Income and Provision for Taxes	(1,359,477)	(94,802)	(58,132)

Other Income
Interest Income	236	82	—

Loss Before Provision for Taxes	(1,359,241)	(94,720)	(58,132)

Provision for Taxes	—	—	—

Net Loss for the Period	$(1,359,241)	$(94,720)	$(58,132)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	12,792,584	13,412,871	12,317,871
Net Loss per Common Share - Basic and Diluted	$(0.11)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through March 31, 2005	Three Months Ended March 31,

		2005	2004
Cash Flows from Operating Activities

Net Loss for the Period	$(1,359,241)	$(94,720)	$(58,132)

Non-Cash Adjustments:
Organizational Costs Paid by Shareholders	14,853	—	—
Franchise Taxes and Filing Fees Paid by Shareholders	202	—	—
Contributed Services by Shareholders	125	—	—
Common Stock Issued for Services Rendered	45,000	—	—

Changes in Assets and Liabilities:
Prepaid Expenses	(9,375)	16,375	—
Accounts Payable	47,790	589	5,150
Accrued Interest Payable	24,910	—	4,728
Accrued Payroll	41,473	(56)	1,103
Due to Stockholders	47,774	10,000	(8,535)

Net Cash Flows from Operating Activities	(1,146,489)	(67,812)	(55,686)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Contribution by Shareholder	200,350	—	—
Proceeds from the Issuance of Convertible Notes Payable	564,500	—	—
Proceeds from the Issuance of Notes Payable	150,000	—	—
Proceeds from the Issuance of Common Stock	420,751	—	—
Common Stock Repurchased	(150,000)	—	—

Net Cash Flows from Financing Activities	1,185,601	—	—

Net Change in Cash and Cash Equivalents	39,112	(67,812)	(55,686)
Cash and Cash Equivalents - Beginning of Period	—	106,924	60,120

Cash and Cash Equivalents - End of Period	$39,112	$39,112	$4,434

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

	Period From Date of Inception (October 31, 2000) Through March 31, 2005	Three Months Ended March 31,
		2005	2004
Supplemental Disclosures

Interest Paid	$26,300	$12,000	$—
Income Taxes Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of Convertible Notes Payable and Accrued Interest Payable in Exchange for Stock	$185,410	$15,826	$—

Conversion of Notes Payable and Accrued Interest Payable in Exchange for Stock	$154,000	$—	$—

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The consolidated financial statements of Diagnostic Corporation of America and Subsidiary (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB, and other reports filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the formation of the wholly-owned subsidiary, costs incurred to raise capital, and stock awards.

Note B - Principles of Consolidation

The consolidated financial statements include the accounts of Diagnostic Corporation of America and its wholly owned subsidiary, Diagnostic Medical Partners, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Note C - Convertible Notes Payable

During August 2003 and October 2003, the Company entered into loan agreements with a stockholder of the Company in the amount of $7,000 and $7,500, respectively. The notes bore interest at 7% per annum and were due on demand. At the stockholder’s option, the notes were convertible into shares of the Company’s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The Conversion Price was $0.10.

On January 1, 2005, the total $14,500 of notes were converted into 145,000 restricted shares of common stock, along with accrued interest to date of $1,326.

Note D - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $1,359,241 through March 31, 2005. As a result, there is an accumulated deficit of $1,359,241 at March 31, 2005.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon, and should be read in conjunction with our consolidated financial statements for the periods ended March 31, 2005 (unaudited) and December 31, 2004 (audited) and the related statements of operations and statements of cash flows, for the three months ended March 31, 2005 and 2004 and the period from inception (October 31, 2000) through March 31, 2005, together with the notes to the consolidated financial statements. The accompanying consolidated financial statements include the accounts of Diagnostic Corporation of America (“DCA”) and our wholly owned subsidiary, Diagnostic Medical Partners, LLC, a Florida limited liability company (“DMP”).

When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Results of Operations

Quarter ended March 31, 2005 as compared to quarter ended March 31, 2004

Revenues

Revenues for the quarter ended March 31, 2005 were $0, no change from the $0 reported for the quarter ended March 31, 2004.

Selling Expenses

Selling expenses (marketing, commissions and travel) for the quarter ended March 31, 2005 were $16,706 as compared to $678 for the quarter ended March 31, 2004, an increase of $16,028 or 2,364%. The increase is due to a redirection of our marketing efforts to focus sales of our products and services to the medical diagnostic industry.

General and administrative expenses

General and administrative expenses for quarter ended March 31, 2005 were $66,096, an increase of $13,370 or 25% as compared to $52,726 for the quarter ended March 31, 2004. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. The increase is primarily due to significant telephone expenses and overall general and administrative expenses. Expenses for management fees, payable to Sam Winer, our Chief Executive Officer, increased by 33% as a result of our Board of Directors authorizing an increase to $10,000 of the monthly base management fee payable to Mr. Winer.

Interest expense

Interest expense for the quarter ended March 31, 2005 was $12,000, an increase of $7,272 or 154% compared to $4,728 for the quarter ended March 31, 2004. The increase is due to interest on convertible notes payable that we entered into during the third quarter of 2004.

Liquidity and Capital Resources

As reflected in the Statement of Cash Flows for the three months ended March 2005 and 2004, net cash flow from operating activities for the three months ended March 31, 2005 was $(67,812), an increase of $(12,126) or 22% from $(55,686) for the three months ended March 31, 2004. We saw a decrease in accounts payable from $5,150 for the period ended March 31, 2004, to $589 for the period ended March 31, 2005. Our accrued interest payable was $0 for the period March 31, 2005, as compared to $4,728 for the period ended March 31, 2004. Accrued payroll was $(56) for the period ended March 31, 2005 compared to $1,103 as of March 31, 2004. The changes in assets and liabilities is offset by an increase in prepaid expenses of $16,375 in connection with our redirected marketing efforts as of March 31, 2005 compared to $0 as of March 31, 2004, and amounts due to stockholders of $10,000 as of March 31, 2005 compared to $(8,535) at March 31, 2004.

As reported in our Form 10-KSB filed on April 15, 2005, we have relied upon proceeds realized from the issuance of notes payable to meet our funding requirements. Funds raised by us have been expended primarily in connection with marketing costs to implement our sales and leasing program of medical teleradiology equipment and to acquire independent imaging centers. As of March 31, 2005, we reported net losses of $94,720 and show an accumulated deficit since inception of $1,359,241.

During the next 12 months, we expect to spend between $405,000 and $523,000 on operating expenses. The significant expenses will be professional fees which will include audit and accounting fees associated with planned acquisitions, management fees, salaries, marketing fees, interest, and insurance. As of the March 31, 2005, we had cash on hand of $39,112.

Financing/Capital Commitments

We did not enter into any material capital commitments for the quarter covered by this report. To fund operations, we plan to use our existing financial resources and proceeds from the sale of additional common stock, as needed. Our stockholders have committed to providing additional funds that may be needed to fund operations if funding is not available from any other sources. There is no formal agreement for our stockholders to provide this funding. In addition to this funding, we may, if necessary, conduct a private placement or public offering of our stock.

Off-Balance Sheet Items

We have no material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition, accounting for income taxes, accounting for earnings per share, and accounting and reporting for development stage companies.

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

Earnings Per Share

Net income (loss) per common share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive convertible securities. Diluted earnings per share is the same as basic earnings per share for all of the periods presented since the effect of the conversion of the convertible notes payable would have an anti-dilutive effect on earnings per share.

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

Recently Issued Accounting Standards

Several Statements of Financial Accounting Standards were recently issued that apply to us and will likely be adopted by us in 2005. These statements are more fully described in Note C to our consolidated financial statements attached to our Form 10-KSB filed April 15, 2005 and apply to inventory costs, accounting for real estate time sharing transactions, exchanges of non-monetary assets and accounting for stock based payments and services. We are currently evaluating the impact of these statements on our future consolidated financial statements and operations.

Plan of Operation

Through our wholly owned subsidiary, Diagnostic Medical Partners, a Florida limited liability company, (“DMP”) we are marketing and leasing equipment for teleradiology and medical testing to physicians and medical diagnostic centers. These centers perform a broad range of traditional imaging procedures, including general radiology (“X-ray”) and fluoroscopy, magnetic resonance imaging (“MRI”), computer tomography (“CT”), ultrasound, mammography, nuclear medicine and positron emission tomography (“PET”).

In addition to offering equipment for traditional static diagnostic procedures, we have entered into an agreement with DMX Works, Inc. to market and sell digital motion x-ray (“DMX”) systems. DMX is a type of fluoro-based x-ray system outfitted with digital and optic technology that records real time, full motion x-ray imaging of any body part in motion at 30 x-rays per second. Unlike traditional diagnostic imaging equipment that requires a patient to lie or remain still, DMX allows a technician to view and evaluate a patient in motion. DMX technology is more likely to reveal soft tissue and ligament damage which is not generally discernable through static images produced by traditional diagnostic equipment.

We receive a percentage of the purchase price of each DMX unit we place and through our subsidiary, DMP, we will lease DMX units to diagnostic imaging facilities on a “use” lease basis. We will receive a percentage of the revenues derived from each “use” for five years after which time the facility will own the equipment.

Acquisition and Consolidation of Outpatient Imaging Centers. Diagnostic imaging centers are operated by hospitals with large staffs as well as smaller facilities which are owned and operated by practitioners and independent entrepreneurs. In addition to selling and leasing diagnostic equipment, we will acquire and manage outpatient diagnostic healthcare facilities with the goal of consolidating several facilities into a larger network to provide management expertise and operating efficiencies.

Our success is dependent on identifying and acquiring facilities with in-place staff radiologists and technicians. We have targeted several acquisition candidates that possess the required personnel, licenses and provider approvals. To attract acquisition targets, we will provide strong profit-based financial incentives to retain and motivate the management of acquired imaging centers giving the principals a vested interest in continued growth and prosperity.

As of the date of this report, we are conducting due diligence on eight acquisition candidates in Florida. We anticipate acquiring three of these facilities within the next 12 months.

Employees

We have two full-time employees. During the next 12 months, we do not anticipate hiring more than two additional employees.

Item 3. Controls and Procedures

There have been no changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Act that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to affect, our internal control over the financial reporting. We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2005, we issued 145,000 shares of our common stock in satisfaction of two convertible notes dated August 2003 and October 2003 in the aggregate amount of $14,500.

Item 3. Defaults Upon Senior Securities

There have been no material defaults in the payments of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days during the quarter covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders through solicitation or proxies during the quarter covered by this report.

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

Date: May 11, 2005	/s/ Sam Winer
Chief Executive Officer, Chief Financial Officer,
Secretary and Chairman of the Board of Directors