Form 10QSB
period 2005-06-30
Diagnostic CORP of America
filed 2005-08-15
CIK 1213660

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50155

DIAGNOSTIC CORPORATION OF AMERICA

(Name of Small Business Issuer in its Charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14375 Myer Lake Circle, Clearwater FL 33760

(Address of Principal Executive Offices)

(727) 533-8300

(Issuer’s Telephone Number)

18495 U.S. Hwy. 19N, Clearwater, Florida 33764

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

As of August 8, 2005, there were 15,362,871 shares of our Common Stock, $.001 par value issued and outstanding.

DIAGNOSTIC CORPORATION OF AMERICA

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2005 (Unaudited) and December 31, 2004	1

Consolidated Statements of Changes in Stockholders’ Deficit for the Six Months Ended June 30, 2005 and 2004 and for the Period from Date of Inception (October 31, 2000) through June 30, 2005 (Unaudited)

		2-3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 and for the Period from Date of Inception (October 31, 2000) through June 30, 2005 (Unaudited)	4-5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 and for the Period from Date of Inception (October 31, 2000) through June 30, 2005 (Unaudited)	6-7
	Notes to Consolidated Financial Statements	8-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

DIAGNOSTIC CORPORATION OF AMERICA

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS

Current Assets
Cash and Cash Equivalents	$32,612	$106,924
Prepaid Expenses and Deposits	650	25,750

Total Assets	$33,262	$132,674

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$49,729	$47,201
Accrued Interest Payable	—	1,326
Accrued Payroll	41,473	41,529
Convertible Notes Payable	400,000	414,500
Due to Stockholders	67,774	37,774

Total Liabilities	558,976	542,330

Stockholders’ Deficit
Common Stock - $.001 Par Value; 50,000,000 Shares Authorized; 13,612,871 and 13,267,871 Shares Issued and Outstanding, Respectively	13,613	13,268
Additional Paid-in Capital	917,078	841,597
Deficit Accumulated During Development Stage	(1,456,405)	(1,264,521)

Total Stockholders’ Deficit	(525,714)	(409,656)

Total Liabilities and Stockholders’ Deficit	$33,262	$132,674

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of Shares		Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Inception - October 31, 2000	—		$—	$—	$—	$—

Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (Galli)	11,553,100		11,553	202	—	11,755
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (City View)	3,425,000	(1)	3,425	—	—	3,425
Common Shares Issued for Cash - Private Placement (City View)	928,500	(1)	929	308,571	—	309,500
Common Shares Issued for Cash - Private Placement (Global Broadcast)	562,500		563	100,688	—	101,251
Conversion of Notes Payable in Exchange for Stock	450,000		450	153,550		154,000
Shares Issued for Services Rendered	715,000		715	30,285	—	31,000
Shares Issued to Directors for Services Rendered	100,000		100	3,900	—	4,000
Shares Repurchased for Cancellation	(5,416,229)		(5,417)	(144,583)	—	(150,000)
Capital Contribution - Shareholder	—		—	200,000	—	200,000
Net Loss for the Period	—		—	—	(920,164)	(920,164)

Balance - December 31, 2003	12,317,871		$12,318	$652,613	$(920,164)	$(255,233)

(1) Shares issued and outstanding have been adjusted to reflect the Plan of Merger effected on March 1, 2002	- continued -

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT - continued

	Number of Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance - December 31, 2003	12,317,871	$12,318	$652,613	$(920,164)	$(255,233)
Shares Granted for Services Rendered	—	—	2,000	—	2,000
Shares Granted to Directors for Services Rendered	—	—	8,000	—	8,000
Net Loss for the Period (Unaudited)	—	—	—	(142,233)	(142,233)

Balance - June 30, 2004 (Unaudited)	12,317,871	12,318	662,613	(1,062,397)	(387,466)

Common Shares Issued for Cash - Private Placement (Global Broadcast)	100,000	100	9,900	—	10,000
Conversion of Notes Payable in Exchange for Stock	600,000	600	168,984	—	169,584
Shares Issued for Services Rendered	50,000	50	(50)	—	—
Shares Issued to Directors for Services Rendered	200,000	200	(200)	—	—
Capital Contribution - Shareholder	—	—	350	—	350
Net Loss for the Period (Unaudited)	—	—	—	(202,124)	(202,124)

Balance - December 31, 2004	13,267,871	13,268	841,597	(1,264,521)	(409,656)

Conversion of Notes Payable in Exchange for Stock	145,000	145	15,681	—	15,826
Shares Issued for Services Rendered	200,000	200	9,800	—	10,000
Common Stock Subscription - Private Placement (Diagnostic)	—	—	50,000	—	50,000
Net Loss for the Period (Unaudited)	—	—	—	(191,884)	(191,884)

Balance - June 30, 2005 (Unaudited)	13,612,871	$13,613	$917,078	$(1,456,405)	$(525,714)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATES STATEMENTS OF OPERATIONS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through June 30, 2005	Three Months Ended June 30,
		2005	2004
Revenues	$500	$—	$—

Expenses
Commissions	11,250	—	—
General and Administrative	45,180	4,199	2,798
Insurance	82,974	4,267	2,727
Interest	63,210	12,000	4,728
Investment Banker	39,970	—	—
Management Fees	403,392	30,000	28,000
Marketing	136,165	9,540	—
Organizational Costs	164,853	—	—
Payroll Taxes	15,588	1,042	957
Production Equipment	24,257	—	—
Professional Fees	177,822	15,046	26,153
Rent	20,847	1,567	1,757
Salaries	200,600	12,501	14,501
Telephone	23,699	1,472	1,856
Transfer Agent Fees	13,754	5,317	624
Travel	33,639	272	—

Total Expenses	1,457,200	97,223	84,101

Loss Before Other Income and Provisions for Taxes	(1,456,700)	(97,223)	(84,101)

Other Income
Interest Income	295	59	—

Loss Before Provision for Taxes	(1,456,405)	(97,164)	(84,101)

Provision for Taxes	—	—	—

Net Loss for the Period	$(1,456,405)	$(97,164)	$(84,101)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	12,831,574	13,522,761	12,510,179

Net Loss per Common Share - Basic and Diluted	$(0.11)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Revenues	$—	$—

Expenses
General and Administrative	5,792	4,126
Insurance	8,664	6,457
Interest	24,000	9,456
Management Fees	60,000	48,000
Marketing	25,915	—
Payroll Taxes	1,998	2,102
Professional Fees	29,066	37,361
Rent	2,938	3,514
Salaries	25,002	27,002
Telephone	2,518	2,313
Transfer Agent Fees	5,529	1,224
Travel	603	678

Total Expenses	192,025	142,233

Loss Before Other Income and Provisions for Taxes	(192,025)	(142,233)

Other Income
Interest Income	141	—

Loss Before Provision for Taxes	(191,884)	(142,233)

Provision for Taxes	—	—

Net Loss for the Period	$(191,884)	$(142,233)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,468,120	12,414,025

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through June 30, 2005	Six Months Ended June 30,
		2005	2004
Cash Flows from Operating Activities

Net Loss for the Period	$(1,456,405)	$(191,884)	$(142,233)

Non-Cash Adjustments:
Organizational Costs Paid by Shareholders	14,853	—	—
Franchise Taxes and Filing Fees Paid by Shareholders	202	—	—
Contributed Services by Shareholders	125	—	—
Common Stock Issued for Services Rendered	55,000	10,000	—
Common Stock Granted for Services Rendered	—	—	10,000

Changes in Assets and Liabilities:
Prepaid Expenses and Deposits	(650)	25,100	—
Accounts Payable	49,729	2,528	33,023
Accrued Interest Payable	24,910	—	9,456
Accrued Payroll	41,473	(56)	13,457
Due to Stockholders	67,774	30,000	16,240

Net Cash Flows from Operating Activities	(1,202,989)	(124,312)	(60,057)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Contribution by Shareholder	200,350
Proceeds from the Issuance of Convertible		—	—
Notes Payable	564,500	—	—
Proceeds from the Issuance of Notes Payable	150,000	—	—
Proceeds from the Issuance of Common Stock	420,751	—	—
Proceeds from Common Stock Subscription	50,000	50,000	—
Common Stock Repurchased	(150,000)	—	—

Net Cash Flows from Financing Activities	1,235,601	50,000	—

Net Change in Cash and Cash Equivalents	32,612	(74,312)	(60,057)

Cash and Cash Equivalents - Beginning of Period	—	106,924	60,120

Cash and Cash Equivalents - End of Period	$32,612	$32,612	$63

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) – continued

	Period From Date of Inception (October 31, 2000) Through June 30, 2005	Six Months Ended June 30,
		2005	2004
Supplemental Disclosures
Interest Paid	$38,300	$24,000	$—
Income Taxes Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Convertible Notes Payable and Accrued Interest Payable in Exchange for Stock	$185,410	$15,826	$—

Conversion of Notes Payable and Accrued Interest Payable in Exchange for Stock	$154,000	$—	$—

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

Note C -	Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

Note D -	Convertible Notes Payable

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

In May 2005, the Company issued 200,000 shares of its common stock to consultants for services rendered. The Company charged operations in 2005 for $10,000 for the fair value of services rendered and credited common stock and additional paid-in-capital for $200 and $9,800, respectively.

In May 2005, the Company raised capital through a private placement of 1,000,000 shares of its common stock for $50,000 from an existing stockholder. The shares were subsequently issued in July 2005.

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

Note F -	Lease Arrangements

During April 2005, the Company entered into a one-year operating lease for office space with an unrelated entity, with monthly rent of $653, beginning June 1, 2005. The lease requires the payment of property and business taxes, insurance, and maintenance costs in addition to rental payments. The future minimum lease payments are $7,187.

Note G -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $1,456,405 through June 30, 2005. As a result, there is an accumulated deficit of $1,456,405 at June 30, 2005.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements made in this quarterly report that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. These forward-looking statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company’s equity securities. The forward-looking statements included in this quarterly report are based on current expectations that involve numerous risks and uncertainties. Assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

The words “we,” “us,” “our,” the “Company,” and “DCA” refer to Diagnostic Corporation of America. The words or phrases “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative thereof, are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to acquire one or more operating businesses which have not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this quarterly report or included in our previous filings with the Securities and Exchange Commission (“SEC”).

Summary and Recent Developments

We were incorporated under the laws of the State of Delaware on October 31, 2000 as Galli Process, Inc. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity.

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

In April 2005, we relocated our executive offices from 18495 U.S. Hwy. 19N, Clearwater, Florida 33764 to 14375 Myer Lake Circle, Clearwater FL 33760. Our telephone number did not change and remains (727) 533-8300. Our website is dgcponline.com.

We have continued our due diligence of acquisition candidates in Florida. Our inquiries are still preliminary at this stage and we have not entered into formal negotiations with any potential target.

Results of Operations

The following discussion is based upon, and should be read in conjunction with our consolidated financial statements for the periods ended June 30, 2005 (unaudited) and December 31, 2004 (audited) and the related statements of operations and statements of cash flows, for the three months and six months ended June 30, 2005 and 2004 and the period from inception (October 31, 2000) through June 30, 2005, together with the notes to the consolidated financial statements. The accompanying consolidated financial statements include the accounts of DCA and DMP, our wholly owned subsidiary.

Quarter ended June 30, 2005 as compared to quarter ended June 30, 2004

Revenues

Revenues for the quarter ended June 30, 2005 were $0, no change from the $0 reported for the quarter ended June 30, 2004.

Selling Expenses

Selling expenses (marketing, commissions and travel) for the quarter ended June 30, 2005 were $9,812 as compared to $0 for the quarter ended June 30, 2004. The increase is due to a redirection of our marketing efforts to focus sales of our products and services to the medical diagnostic industry.

General and administrative expenses

General and administrative expenses for quarter ended June 30, 2005 were $75,411, a decrease of ($3,962) or (5%) as compared to $79,373 for the quarter ended June 30, 2004. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. We experienced a significant decrease in professional fees down from $26,153 for the quarter ending June 2004 to

$15,046, a decrease of ($11,107) or (42%) for the quarter ending June 30, 2005. This is due to cost delays associated with our ongoing due diligence of acquisition targets. We expect professional fees to increase once we move towards final negotiations with intended targets. Salaries for this quarter were on track compared to salaries paid during the three months ending June 30, 2004, which included payment of deferred salary due an employee for services rendered in 2003. We realized a slight decrease in rent as a result of relocating to our new space. However, we realized an increase in general administrative expenses of $4,199, an increase of $1,401 or 50% up from $2,798 for the quarter ending June 30, 2004, due to costs associated with our relocation (purchase of new supplies, equipment, accounting software and costs associated with relocating our telephones). Decreases were further offset by a significant increase in transfer agent fees which were $5,317 for the quarter ending June 30, 2005 as compared to $624 for the quarter ending June 30, 2004 or a 752% increase. The higher transfer agent expense is attributed to ongoing costs associated with our engagement of a new transfer agent in the last quarter of 2004 and costs incurred in the reprinting of certificates following our name change in November 2004. We also realized an increase in insurance expenses, $4,297 for the quarter ending June 30, 2005, an increase of $1,540 or 56% up from $2,727 for the quarter ending June 30, 2004. This increase was due to a monthly rate increase from United Healthcare.

Interest expense

Interest expense for the quarter ended June 30, 2005 was $12,000, an increase of $7,272 or 154% compared to $4,728 for the quarter ended June 30, 2004. The increase is due to interest on convertible notes payable that we entered into during the third quarter of 2004.

Six months ended June 30, 2005 as compared to six months ended June 30, 2004

Revenues

Revenues for the six months ended June 30, 2005 were $0, no change from the $0 reported for the six months ended June 30, 2004.

Selling Expenses

Selling expenses (marketing, commissions and travel) for the six months ended June 30, 2005 were up 3811% to $26,518 as compared to $678 for the six months ended June 30, 2004. As indicated in our quarterly comparison, the increase was due to our redirected marketing efforts.

General and administrative expenses

Total general and administrative expenses for six months ended June 30, 2005 were $141,507 an increase of $9,408 or 7% as compared to $132,099 for the six months ended June 30, 2004. We incurred a significant increase of $4,305 or 352% in transfer agent fees which were $5,529 for the six months ending June 30, 2005 as compared to $1,224 for the six months ending June 30, 2004. As indicated in the three month comparison above, the higher transfer agent expense was due to our changing transfer agents in the last quarter of 2004 and increasing costs to reprint certificates following our name change in November 2004. We also realized an increase in insurance expenses, $8,664 for the six months ending June 30, 2005, an increase of $2,207 or 34% up from $6,457 for the six months ending June 30, 2004 due to rate increases from our provider, United Healthcare.

Interest expense

Interest expense for the six months ended June 30, 2005 was $24,000, the increase due to interest on convertible notes entered into during the third quarter of 2004. The increase was $14,544 or 154% compared to $9,456 for the six months ended June 30, 2004.

Liquidity and Capital Resources

As reflected in the Statement of Cash Flows for the six months ended June 30, 2005 and 2004, net cash flow from operating activities for the six months ended June 30, 2005 was ($124,312), a decrease of ($64,255) or 107% as compared to ($60,057) for the six months ended June 30, 2004. We realized a significant decrease in accounts payable from $33,023 for the period ended June 30, 2004, to $2,528 for the period ended June 30, 2005. Our accrued interest payable was $0 for the period June 30, 2005, as compared to $9,456 for the period ended June 30, 2004. Accrued payroll was ($56) for the period ended June 30, 2005 compared to $13,457 as of June 30, 2004. The changes in assets and liabilities is offset by an increase in prepaid expenses of $25,100 in connection with our redirected marketing efforts compared to $0 for the six months ending June 30, 2004, and amounts due to stockholders of $30,000 as of the six months ending June 30, 2005 compared to $16,240 for the six months ending June 30, 2004.

We continue to rely upon proceeds realized from the issuance of notes payable and stock sold to an existing shareholder to meet our funding requirements. Funds raised by us have been redirected to fund our efforts to identify and acquire independent imaging centers. As of June 30, 2005, we reported net losses of ($191,884) and show an accumulated deficit since inception of ($1,456,405).

Between now and the end of the year, we expect to spend between $305,000 and $423,000 on operating expenses. The significant expenses will be professional fees which will include audit and accounting fees associated with planned acquisitions, management fees, salaries, marketing fees, interest, and insurance. As of the June 30, 2005, we had cash on hand of $32,612.

Financing/Capital Commitments

Our contractual obligations and commitments at June 30, 2005 include our obligations under the terms of a lease agreement with Daktronics, Inc. to sublease approximately 560 sq. feet of new office space. Our total future obligation is approximately $7,187 until May 31, 2006 and we expect to finance this contractual commitment from cash on hand and cash generated from operations.

To fund operations, we plan to use our existing financial resources and proceeds from the sale of additional common stock, if needed. Although we have no formal agreement, our stockholders have committed to providing additional funds in the event funding is not available from other sources. We may also, if necessary, conduct a private placement or public offering of our stock.

Off-Balance Sheet Items

We have no material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition, accounting for income taxes, accounting for earnings per share, and accounting and reporting for development stage companies.

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

In addition, SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” issued in May 2005 (“SFAS 154”) changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and we are required to adopt these provisions at the beginning of the fiscal year ending December 31, 2006. We are currently evaluating the impact of SFAS 154 on our future consolidated financial statements and operations.

Plan of Operation

Through our wholly owned subsidiary, Diagnostic Medical Partners, a Florida limited liability company, (“DMP”) we continue to market and lease equipment for teleradiology and medical testing to physicians and medical diagnostic centers. We are also actively marketing and selling digital motion x-ray (“DMX”) systems through an agreement with DMX Works, Inc. We receive a percentage of the purchase price of each DMX unit we place and through our subsidiary, DMP and will lease DMX units to diagnostic imaging facilities on a “use” lease basis.

As of the date of this quarterly report, we have been unable to place any DMX units. Our prospective lessees have been focusing on becoming full modality centers, since most managed care plans, as well as government-sponsored plans only want to refer patients to full modality centers. We feel that our efforts are better served by marketing conventional CT scan and other equipment. Currently, we are seeking contracts with manufacturers to market these units. It is unknown at this time, whether or not we will be able to market “use” leases on this equipment.

The main focus of the company is to acquire and manage outpatient diagnostic healthcare facilities and provide them with management expertise and operating efficiencies. We continue to actively pursue this plan. Our goal of consolidating several facilities and building a larger network will come closer to fruition as soon as financing is in place. As of the date of this quarterly report, our due diligence of acquisition candidates in Florida is ongoing and our queries remain preliminary. We intend to complete our due diligence and anticipate acquiring at least three facilities within the next nine months.

Employees

We have two full-time employees. During the next 12 months, we do not anticipate hiring more than two additional employees.

Item 3. Controls and Procedures

There have been no changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Act that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to affect, our internal control over the financial reporting. We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2005, we issued 100,000 shares of restricted common stock with a fair value of $5,000 or $.05 per share each to Private Capital Group, Inc. for consulting services rendered to the Company and to Island Stock Transfer, our transfer agent, for services rendered to the Company. The securities were issued with legends restricting their transferability absent registration or applicable exemptions.

In May 2005, we sold 1,000,000 shares of restricted common stock in a private placement to an existing stockholder for $50,000 or $.05 per share. The shares were issued in July 2005. The transaction was exempt from registration under Section 4(2) of the Securities Act. The securities were issued with legends restricting their transferability absent registration or applicable exemptions.

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

Date: August 12, 2005	/s/ Sam Winer
Chief Executive Officer, Chief Financial Officer,
Secretary and Chairman of the Board of Directors