Form 10QSB
period 2005-09-30
Diagnostic CORP of America
filed 2005-11-14
CIK 1213660

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 8, 2005, there were 15,797,871 shares of our Common Stock, $.001 par value issued and outstanding.

DIAGNOSTIC CORPORATION OF AMERICA

PAR T I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

DIAGNOSTIC CORPORATION OF AMERICA

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

FINANCIAL REPORTS

AT

SEPTEMBER 30, 2005

DIAGNOSTIC CORPORATION OF AMERICA

  AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

Consolidated Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004	3

Consolidated Statements of Changes in Stockholders’ Deficit for the Nine Months Ended September 30, 2005 and 2004 and for the Period from Date of Inception (October 31, 2000) through September 30, 2005 (Unaudited)

4-5

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 and for the Period from Date of Inception (October 31, 2000) through September 30, 2005 (Unaudited)

6-7

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 and for the Period from Date of Inception (October 31, 2000) through September 30, 2005 (Unaudited)	8-9

Notes to Consolidated Financial Statements	10-12

DIAGNOSTIC CORPORATION OF AMERICA

  AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2005	December 31, 2004

ASSETS

Current Assets
Cash and Cash Equivalents	$8,873	$106,924
Prepaid Expenses and Deposits	650	25,750

Total Assets	$9,523	$132,674

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$54,467	$47,201
Accrued Interest Payable	14,567	1,326
Accrued Payroll	41,473	41,529
Convertible Notes Payable	400,000	414,500
Due to Stockholders	102,774	37,774

Total Liabilities	613,281	542,330

Stockholders’ Deficit
Common Stock - $.001 Par Value; 50,000,000 Shares Authorized; 15,797,871 and 13,267,871 Shares Issued and Outstanding, Respectively	15,798	13,268
Additional Paid-in Capital	974,143	841,597
Deficit Accumulated During Development Stage	(1,593,699)	(1,264,521)

Total Stockholders’ Deficit	(603,758)	(409,656)

Total Liabilities and Stockholders’ Deficit	$9,523	$132,674

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

DIAGNOSTIC CORPORATION OF AMERICA

  AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT - continued

	Number of Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance - December 31, 2003	12,317,871	$12,318	$652,613	$(920,164)	$(255,233)

Common Shares Subscribed - Private Placement (Global Broadcast)	—	—	10,000	—	10,000
Shares Issued for Services Rendered	50,000	50	1,950	—	2,000
Shares Issued to Directors for Services Rendered	200,000	200	7,800	—	8,000
Capital Contribution - Shareholder	—	—	350	—	350
Net Loss for the Period (Unaudited)	—	—	—	(242,715)	(242,715)

Balance - September 30, 2004 (Unaudited)	12,567,871	12,568	672,713	(1,162,879)	(477,598)

Common Shares Issued for Cash - Private Placement (Global Broadcast)	100,000	100	(100)	—	—
Conversion of Notes Payable in Exchange for Stock	600,000	600	168,984	—	169,584
Net Loss for the Period (Unaudited)	—	—	—	(101,642)	(101,642)

Balance - December 31, 2004	13,267,871	13,268	841,597	(1,264,521)	(409,656)

Conversion of Notes Payable in Exchange for Stock	145,000	145	15,681	—	15,826
Shares Issued for Services Rendered	1,385,000	1,385	67,865	—	69,250
Common Shares Issued for Cash - Private Placement (Diagnostic)	1,000,000	1,000	49,000	—	50,000
Net Loss for the Period (Unaudited)	—	—	—	(329,178)	(329,178)

Balance - September 30, 2005 (Unaudited)	15,797,871	$15,798	$974,143	$(1,593,699)	$(603,758)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

  AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through September 30, 2005	Three Months Ended September 30,
		2005	2004
Revenues	$500	$—	$—

Expenses
Commissions	11,250	—	—
General and Administrative	46,947	1,767	3,932
Insurance	87,241	4,267	5,366
Interest	77,777	14,567	7,079
Investment Banker	39,970	—	—
Management Fees	433,392	30,000	30,000
Marketing	136,165	—	30,000
Organizational Costs	164,853	—	—
Payroll Taxes	16,544	956	956
Production Equipment	24,257	—	—
Professional Fees	210,045	32,223	4,844
Rent	22,807	1,960	1,757
Salaries	250,601	50,001	12,501
Telephone	24,778	1,079	1,126
Transfer Agent Fees	14,250	496	2,136
Travel	33,639	—	785

Total Expenses	1,594,516	137,316	100,482

Loss Before Other Income and Provisions for Taxes	(1,594,016)	(137,316)	(100,482)

Other Income
Interest Income	317	22	—

Loss Before Provision for Taxes	(1,593,699)	(137,294)	(100,482)

Provision for Taxes	—	—	—

Net Loss for the Period	$(1,593,699)	$(137,294)	$(100,482)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	12,955,080	15,242,599	12,636,349

Net Loss per Common Share - Basic and Diluted	$(0.12)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

  AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Revenues	$—	$—

Expenses
General and Administrative	7,559	8,058
Insurance	12,931	11,823
Interest	38,567	16,535
Management Fees	90,000	78,000
Marketing	25,915	30,000
Payroll Taxes	2,954	3,058
Professional Fees	61,289	42,205
Rent	4,898	5,271
Salaries	75,003	39,503
Telephone	3,597	3,439
Transfer Agent Fees	6,025	3,360
Travel	603	1,463

Total Expenses	329,341	242,715

Loss Before Other Income and Provisions for Taxes	(329,341)	(242,715)

Other Income
Interest Income	163	—

Loss Before Provision for Taxes	(329,178)	(242,715)

Provision for Taxes	—	—

Net Loss for the Period	$(329,178)	$(242,715)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,516,900	12,488,674

Net Loss per Common Share - Basic and Diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

  AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through September 30, 2005	Nine Months Ended September 30,
		2005	2004
Cash Flows from Operating Activities

Net Loss for the Period	$(1,593,699)	$(329,178)	$(242,715)

Non-Cash Adjustments:
Organizational Costs Paid by Shareholders	14,853	—	—
Franchise Taxes and Filing Fees Paid by Shareholders	202	—	—
Contributed Services by Shareholders	125	—	—
Common Stock Issued for Services Rendered	114,250	69,250	10,000

Changes in Assets and Liabilities:
Prepaid Expenses and Deposits	(650)	25,100	—
Accounts Payable	54,467	7,266	14,267
Accrued Interest Payable	39,477	14,567	14,236
Accrued Payroll	41,473	(56)	10,070
Due to Stockholders	102,774	65,000	11,497

Net Cash Flows from Operating Activities	(1,226,728)	(148,051)	(182,645)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Contribution by Shareholder	200,350	—	350
Proceeds from the Issuance of Convertible Notes Payable	564,500	—	400,000
Proceeds from the Issuance of Notes Payable	150,000	—	—
Proceeds from the Issuance of Common Stock	470,751	50,000	—
Proceeds from Common Stock Subscription	—	—	10,000
Common Stock Repurchased	(150,000)	—	—

Net Cash Flows from Financing Activities	1,235,601	50,000	410,350

Net Change in Cash and Cash Equivalents	8,873	(98,051)	227,705

Cash and Cash Equivalents - Beginning of Period	—	106,924	60,120

Cash and Cash Equivalents - End of Period	$8,873	$8,873	$287,825

- continued -

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

  AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

	Period From Date of Inception (October 31, 2000) Through September 30, 2005	Nine Months Ended September 30,
		2005	2004
Supplemental Disclosures

Interest Paid	$38,300	$24,000	$2,299
Income Taxes Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of Convertible Notes Payable and Accrued Interest Payable in Exchange for Stock	$185,410	$15,826	$—

Conversion of Notes Payable and Accrued Interest Payable in Exchange for Stock	$154,000	$—	$—

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

- continued -

DIAGNOSTIC CORPORATION OF AMERICA

  AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -

Convertible Notes Payable - continued

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

In October 2005, the terms of the above two loan agreements were extended to September 30, 2006, the Conversion Price was adjusted to $0.10, and the number of shares pledged to secure the note were increased to 2,000,000. All other terms of the original loan agreements remained unchanged.

In October 2005, the Company entered into a Consulting Agreement with the note holder of the above two loan agreements. The agreement becomes effective if and when the above notes are converted into stock. The term of the agreement is indefinite, or until the Consultant abandons the services, and includes $60,000 annual compensation, of which $48,000 will be paid in cash and $12,000 will be paid in stock on a quarterly basis. Concurrent with this agreement, the note holder agreed to purchase 725,000 shares of common stock for $36,250.

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

In July 2005, the Company issued 750,000 shares of its common stock to an employee for services rendered. The Company charged operations in 2005 for $37,500 for the fair value of services rendered and credited common stock and additional paid-in-capital for $750 and $36,750, respectively.

In August 2005, the Company issued 435,000 shares of its common stock to consultants for services rendered. The Company charged operations in 2005 for $21,750 for the fair value of services rendered and credited common stock and additional paid-in-capital for $435 and $21,315, respectively.

DIAGNOSTIC CORPORATION OF AMERICA

  AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -

Lease Arrangements

During April 2005, the Company entered into a one-year operating lease for office space with an unrelated entity, with monthly rent of $653, beginning June 1, 2005. The lease requires the payment of property and business taxes, insurance, and maintenance costs in addition to rental payments. The future minimum lease payments are $5,224.

Note G -

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $1,593,699 through September 30, 2005. As a result, there is an accumulated deficit of $1,593,699 at September 30, 2005.

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

The words “we,” “us,” “our,” the “Company,” and “DCA” refer to Diagnostic Corporation of America. The term “DMP” refers to Diagnostic Medical Partners, LLC, our wholly owned subsidiary. The words or phrases “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” “continue,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative thereof, are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to acquire one or more operating businesses which have not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this quarterly report or included in our previous filings with the Securities and Exchange Commission (“SEC”).

Background

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

Our executive offices are located at 14375 Myer Lake Circle, Clearwater FL 33760. Our telephone number is (727) 533-8300. Our website is dgcponline.com.

Results of Operations

Quarter ended September 30, 2005 as compared to quarter ended September 30, 2004

Revenues

Revenues for the quarter ended September 30, 2005 were $0, no change from the $0 reported for the quarter ended September 30, 2004.

Selling Expenses

Selling expenses for the quarter ended September 30, 2005 were $0 as compared to $31,000 for the quarter ended September 30, 2004. The decrease was due to a restructuring of commissions during the current year period.

General and administrative expenses

General and administrative expenses for the quarter ended September 30, 2005 were $123,000, an increase of $60,000 or 95% as compared to $63,000 for the quarter ended September 30, 2004. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. The increase is primarily due to an increase in professional fees paid to consultants for services performed in connection with due diligence work on potential acquisition targets and salaries. The increase was offset by a decrease in transfer agent fees and overall general and administrative expenses.

Interest expense

Interest expense for quarter ended September 30, 2005 was $14,600, an increase of $7,600 compared to $7,000 for the quarter ended September 30, 2004. The increase is due to interest on the convertible notes payable entered into during the third quarter of 2004.

Nine months ended September 30, 2004 as compared to nine months ended September 30, 2003:

Revenues

Revenues for the nine months ended September 30, 2005 were $0, no change from the $0 reported for the nine months ended September 30, 2004.

Selling Expenses

Selling expenses for the nine months ended September 30, 2005 were $27,000 a decrease of $4,000 or 15%, from $31,000 for the nine months September 30, 2004. The decrease is due to less expenditures for marketing and travel as we focus our operational efforts on finding potential acquisition targets.

General and administrative expenses

General and administrative expenses for nine months ended September 30, 2005 were $264,000 an increase of $69,000 or 35%, from $195,000 for the nine months September 30, 2004. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. The increase is due to an increase in professional fees, salaries and transfer agent printing fees.

Interest expense

Interest expense for nine months ended September 30, 2005 was $39,000, an increase of $22,000 or 129% compared to $17,000 for the nine months September 30, 2004. The increase is due to interest on the convertible notes payable entered into during the third quarter of 2004.

Liquidity and Capital Resources

As reflected in the Statement of Cash Flows for the nine months ended September 30, 2005 and 2004, net cash flows from operating activities for the nine months ended September 30, 2005 was ($148,000) as compared to ($183,000) for the nine months ended September 30, 2004. The decrease is primarily the result of a 50% decrease in accounts payable, a 100% decrease in accrued payroll offset by a 465% increase in amounts due to stockholders from $11,497 for the nine months ended September 30, 2004 to $65,000 for the nine months ended September 30, 2005.

Net cash flows from financing activities for the nine months ended September 30, 2005 was $50,000, a decrease of $360,000 or 88% from $410,000 for the nine months ended September 30, 2004. The decrease was due to less proceeds received from the issuance of convertible notes payable and sale of shares of common stock in the current year period, as compared to the prior year period.

Due to the lack of revenue, we have relied upon proceeds realized from the private sale of our common stock, cash contributions from stockholders, advances from a stockholder and the issuance of notes payable to meet our funding requirements. Funds raised by us in the quarter ended September 30, 2005 have been expended primarily in connection with our efforts to identify potential acquisition targets.

As of September 30, 2005, we have reported net losses and show an accumulated deficit of $1,593,699. We had cash on hand of $8,873.

During the next 12 months, we expect to spend between $325,000 and $400,000 on operating expenses. Our significant expenses will be management fees, professional fees, marketing and insurance. To fund operations, we plan to use our existing financial resources, proceeds from the sale of additional common stock, as needed, and stockholder infusion of cash, as needed. We have not entered into any material capital commitments during this quarter other than a consulting agreement, dated October 2005 that is contingent upon the conversion of promissory notes, issued in the third quarter of 2004, into shares of our common stock. We also entered into addendums to two $200,000 convertible secured 12% promissory notes, issued in August and September 2004, respectively, to extend the maturity dates to September 30, 2006. The notes are convertible into our common stock at $.10 per share and are secured by 2,000,000 shares of our common stock.

Financing/Capital Commitments

Our contractual obligations and commitments at September 30, 2005 include our obligations under the terms of a lease agreement with Daktronics, Inc. to sublease approximately 560 sq. feet of new office space. Our total future obligation is approximately $5,224 until May 31, 2006 and we expect to finance this contractual commitment from cash on hand and cash generated from operations.

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

Development Stage

We have operated as a development stage company since inception by devoting substantially all of our efforts to financial planning, raising capital, research and development, and developing markets for our products. Our consolidated financial statements have been prepared in accordance with the accounting and reporting principles prescribed by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Recently Issued Accounting Standards

Several Statements of Financial Accounting Standards were recently issued that apply to us and will likely be adopted by us in 2005. These statements are more fully described in Note C to our consolidated financial statements attached to our Form 10-KSB filed April 15, 2005 and apply to inventory costs, accounting for real estate time sharing transactions, exchanges of non-monetary assets and accounting for stock-based payments and services. We are currently evaluating the impact of these statements on our future consolidated financial statements and operations.

In addition, SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”) issued in May 2005, changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and we are required to adopt these provisions at the beginning of the fiscal year ending December 31, 2006. We are currently evaluating the impact of SFAS 154 on our future consolidated financial statements and operations.

Plan of Operation

Through our wholly owned subsidiary, Diagnostic Medical Partners, a Florida limited liability company, (“DMP”) we continue our placement activities of teleradiology/medical testing equipment and digital motion x-ray (“DMX”) to physicians and medical diagnostic centers. We are convinced that DMX is a valuable diagnostic tool for ligamentous abnormalities, but to date, we have been unable to effectively promote the benefits and efficiencies of the equipment and find that the traditional medical community has yet to embrace the technology. We plan to continue marketing this equipment and will make staff additions in the first quarter of 2006 to further this goal.

We continue to pursue our goal of acquiring several facilities to that we believe will enhance our business and benefit from our management expertise and operating efficiencies. Our due diligence of acquisition candidates, which includes reviews of all financial data, is ongoing. Because the targeted companies are privately owned, the accounting procedures are not in compliance with public standards resulting in more extensive review and due diligence on our part. While we have identified several potential candidates for acquisition, we have been unable to bring them to the “letter of intent” stage and do not expect to do so until such time as we have secured a financial commitment. We continue to actively pursue this plan and anticipate completing due diligence on at least two candidates by the end of the year with a goal of acquiring at least three facilities by the second quarter of 2006.

We believe that the Company is making progress on all fronts, but it has become increasingly necessary to focus on funding issues. We have focused our acquisition resources on locating centers that need to be upgraded, either to comply with governmental requirements or to increase the number of procedures by having a state-of-the-art piece of equipment. We feel that efforts in this direction will be beneficial to the centers and eventually to the Company.

Employees

We have two full-time employees. We do not anticipate hiring additional employees for the Company in the next 12 months, however, we plan to add staff to DMP, our wholly owned subsidiary in the first quarter of 2006 to assist with the marketing and leasing of teleradiology/medical testing equipment and DMX equipment.

Item 3. Controls and Procedures

There have been no changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Act that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2005, we issued 750,000 shares of restricted common stock with a fair value of $37,500 or $.05 per share to an employee for services rendered to the Company.

In July 2005, we issued 1,000,000 shares of restricted common stock at $.05 per share in exchange for $50,000 we raised through a private sale of stock to an existing shareholder in May 2005.

In August 2005, we issued 100,000 shares of restricted common stock with a fair value of $5,000 or $.05 per share to Adorno & Yoss, LLP for legal services rendered to the Company.

In August 2005, we issued 275,000 shares of restricted common stock with a fair value of $13,750 or $.05 per share to a consultant for services rendered to the Company.

In August 2005, we issued 60,000 shares of restricted common stock with a fair value of $3,000 or $.05 per share to a consultant for services rendered to DMP, our wholly owned subsidiary.

The foregoing transactions were exempt from registration under Section 4(2) of the Securities Act. The securities were issued with legends restricting their transferability absent registration or applicable exemptions.

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

Date: November 10, 2005	/s/ Sam Winer
Chief Executive Officer, Chief Financial
Officer, Secretary and Chairman of the Board of Directors