Form 10KSB
period 2005-12-31
Diagnostic CORP of America
filed 2006-03-23
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

The Registrant’s revenues for its fiscal year ended December 31, 2005 were $0.

        The aggregate market value of the voting stock on March 16, 2006 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $343,279 based upon the most recent sales price for such Common Stock on said date ($.06). On March 16, 2006, there were 16,722,871 shares of the Registrant’s Common Stock issued and outstanding, of which approximately 5,721,310 shares were held by non-affiliates.

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

Our executive offices are located at 14375 Myer Lake Circle, Clearwater FL 33760 and our telephone number is (727) 533-8300. Our website is dgcponline.com.

We initially began developing technology and programming for the delivery of advertising based content through satellite transmission and the Internet. In 2004, we determined that the best market for our products and services was in diagnostic imaging services, or teleradiology, for the medical community. Teleradiology is the transmission of data from x-rays, MRI, CT and PET scans, and ultrasound to receivers in multiple locations to be read by radiologists. Imaging services are primarily offered through diagnostic imaging centers which are operated by hospitals with large management staffs as well as smaller facilities which are owned and operated by practitioners and independent entrepreneurs. In 2005, we began the process of identifying outpatient diagnostic healthcare facilities with the goal of consolidating several facilities into a larger network to provide management expertise and operating efficiencies.

To date, we have not finalized an acquisition and our goal in 2006 is to continue evaluation of potential candidates and businesses that enhance our objective of serving the medical community.

Item 2. Description of Property.

In April 2005, we entered into a one-year operating lease for office space with an unrelated entity, with monthly rent of approximately $653.

Item 3. Legal Proceedings.

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Trading Market for Common Equity

Our common stock, $.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGCP.OB”. Prior to December 4, 2004, there was no public trading market for our common stock. The following table sets forth the high and low bid prices posted on the OTC Bulletin Board for our Common Stock for the years ended December 31, 2005 and 2004. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2004:	High	Low
Fourth Quarter (from December 4, 2004)	$0.55	$0.55

Year Ended December 31, 2005:	High	Low
First Quarter	$0.75	$0.75
Second Quarter	$0.75	$0.17
Third Quarter	$0.18	$0.08
Fourth Quarter	$0.15	$0.045

Year Ended December 31, 2006:	High	Low
First Quarter (up to March 16, 2006)	$0.10	$0.05

On March 16, 2006, the high bid price was $0.06 and the low bid price was $0.06 for the Company’s common stock.

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

Number of Holders

As of March 16, 2006, we had 1,349 Common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a)	In January 2005, we issued 145,000 shares of our restricted common stock to an existing shareholder in exchange for conversion of an August 2003 note payable in the amount of $7,000 and conversion of an October 2003 note payable in the amount of $7,500.

(b)	In May 2005, we issued 100,000 shares of restricted common stock with a fair value of $5,000 or $.05 per share each to Private Capital Group, Inc. for consulting services rendered to the Company and to Island Stock Transfer, our transfer agent, for services rendered to the Company.

(c)	In July 2005, we issued 1,000,000 shares of restricted common stock at $.05 per share in exchange for $50,000 we raised through a private sale of stock to an existing shareholder in May 2005.

(d)	In July 2005, we issued 750,000 shares of restricted common stock to an employee with a fair value of $37,500 or $.05 per share for services rendered to the Company.

(e)	In August 2005, we issued 100,000 shares of restricted common stock with a fair value of $5,000 or $.05 per share to Adorno & Yoss, LLP for legal services rendered to the Company.

(f)	In August 2005, we issued 275,000 shares of restricted common stock with a fair value of $13,750 or $.05 per share to a consultant for services rendered to the Company.

(g)	In August 2005, we issued 60,000 shares of restricted common stock with a fair value of $3,000 or $.05 per share to a consultant for services rendered to the Company.

(h)	In October 2005, we issued 725,000 shares of restricted common stock at a purchase price of $.05 per share in connection with the renegotiation of two loan agreements discussed under “Item 12. Certain Relationships and Related Transactions.”

The foregoing transactions were private transactions not involving a public offering and were exempt from registration provisions of the Securities Act of 1933, as amended, or the “Act”, pursuant to Section 4(2) thereof. The sale of the securities was without the use of an underwriter, and the certificates representing the shares of common stock bear a restrictive legend permitting transfer only upon registration or under an exemption from registration under the Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any of our outstanding shares during the period covered by this report.

Transfer Agent

Our transfer agent is Island Stock Transfer located at 100 First Avenue South, Suite 212, St. Petersburg, Florida 33701.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

The following discussion is based upon, and should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2005 and 2004, and for the period from date of inception through December 31, 2005, together with the notes to the consolidated financial statements. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Plan of Operation

Acquisition Strategy

In 2005, we began looking to acquire independent testing facilities in order to set up hubs for the receipt and interpretation of data and to consolidate independent operators in the fragmented $12 billion MRI industry. We concentrated on evaluating and negotiating with several targeted diagnostic testing centers. While we have found some success in identifying potential acquisitions, we have found that it has become more difficult to finalize terms due to the consolidation of facilities by some major companies in the industry and the lack of capital that we have found available to complete our strategy. Consequently, we have devoted a large portion of our activities to the financing aspects of the proposed transactions. We have explored this financing with investment bankers and retail brokerage companies. To date, the vast majority of financiers that we have encountered have been asset-based lenders and, as such, desire to make loans based on receivables and equipment. Due to the rapid advancements in the technology of medical diagnostic equipment, many centers prefer to lease, rather than purchase equipment, thereby making it difficult to use the equipment for collateral. It may be prudent for the company to seek an industry-partner or merge with a company that operates multiple units. In 2006, we will continue to evaluate potential acquisition candidates and other businesses that will allow us to pursue our goal of serving the medical community.

Marketing and Leasing of Teleradiology Equipment

In August 2004, we activated Diagnostic Medical Partners, LLC, a Florida limited liability company we formed in November 2003 and wholly-owned subsidiary (“DMP”), to market and lease equipment for teleradiology and medical testing. We continue to work towards our goal of establishing DMP as a world-wide distributor for Digital Motion X-ray (“DMX”), an alternative use of x-ray technology. We believe that DMX is complementary to independent MRI centers because a great part of their business is composed of accident victims. DMP will lease DMX units on a “use” lease basis. We will receive a percentage of the revenues derived from each test for five (5) years after which time the facility will own the equipment. DMP is seeking contractual arrangements with companies involved in financing equipment, as well as arrangements with manufacturers to purchase equipment on a wholesale basis.

Assessment of Technology

The internet-based services that we offer now have to be modified due to the advances in technology which has increased the usage of wireless communications, which is rapidly becoming the gold standard. Where a high-speed connection was required in the past, advances in this technology has increased the bandwidth capabilities of wireless devices. Our research into a wireless solution has led us to mobile devices, which offer true wireless connectivity, which, we believe, will have a significant impact on medical, industrial, and other fields.

Regulatory Update

Upon acquisition and consolidation of any of the targeted diagnostic testing centers, we believe that our ability to operate profitably will depend in part upon us, the acquired centers that we purchase and the physicians obtaining and maintaining all necessary licenses and other approvals and operating in compliance with applicable healthcare regulations. The ownership, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of centers and personnel. Free-standing diagnostic imaging centers that provide services not performed as part of a physician’s office must meet Medicare requirements to be certified as an independent diagnostic testing facility to bill the Medicare program. We intend to purchase only fully-licensed and operating centers. A loss of these approvals and licenses for any reason could limit the market for our services. We constantly monitor developments in healthcare law and will modify our future operations from time to time as the business and regulatory environment changes.

The Internet-based services we offer may potentially be affected by various state and local laws and government regulations. While there are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet, because of the increasing popularity and use of commercial online services and the Internet, new laws and regulations may be adopted. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for our Internet-based services and products or otherwise have an adverse effect on our operations. In addition, other existing federal, state and local laws and regulations currently are, or may be, the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals that could change in varying degrees the manner in which private cable operators, other video programming distributors and Internet service providers operate. We cannot predict the outcome of these proceedings or their impact on our operations at this time.

Plant and Equipment

We do not anticipate purchasing or selling significant equipment at this time.

Research and Development

We do not anticipate expenditures for research and development at this time.

Employees

We currently have two (2) full-time employees. During the next 12 months, we do not anticipate hiring more than two additional employees.

Results of Operations

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have reported net losses of $1,663,780 through December 31, 2005. As a result, there is an accumulated deficit of $1,663,780 at December 31, 2005.

For the year ended December 31, 2005 as compared to year ended December 31, 2004:

Revenues

Revenues for the year ended December 31, 2005 were $0, no change from the $0 reported for the year ended December 31, 2004.

Selling Expenses

Selling expenses for 2005 were $26,518, a significant decrease of $38,371 from $64,899 in 2004. Selling expenses include marketing, commissions and travel. The decrease in selling expenses was attributable to decreased travel and marketing efforts as we focus our attention on acquisition targets.

General and administrative expenses

General and administrative expenses for 2005 were $372,909, an increase of $93,297, or 33%, from $279,612 in 2004. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. The increase was attributable to a 63% increase in interest expense due to the higher average outstanding balance on convertible notes payable during 2005 as compared to 2004. We saw a 91% increase in transfer agent fees due in part to stock that was issued in May 2005. Professional fees increased 52% in connection with stock that was issued for increased consulting services rendered in 2005. Expenses for management fees, payable to Sam Winer, our CEO, increased by 20% in 2005 following the approved increase in the monthly management fee effective July 2004. In July 2005, we compensated an employee by issuing shares which increased our salary expenses by 68%. The overall increases were offset by a decrease in 2005 of general administrative expenses by 20%.

Total expenses for 2005 were $399,427, an overall increase of $54,916, or 16%, from $344,511 in 2004. Because we are in the development stage, we expect that our expenses will fluctuate from period to period.

Liquidity and Capital Resources

Historically, we have financed our business through the issuance of equity securities and notes payable agreements. Our liquidity requirements have risen primarily from payments on outstanding indebtedness. As of December 31, 2005, we held cash and cash equivalents of $1,930.

As reflected in the Statement of Cash Flows for the years ended December 31, 2005 and 2004, net cash used in operations for 2005 was $176,677, a $186,869 or 51% decrease from $363,546 in 2004, as a result of a one time increase to prepaid expenses and increases to accounts payable, accrued interest, accrued payroll, and amounts due to stockholders, due to the lack of available cash to pay down the outstanding liability balances. In addition, the Company issued more stock in 2005, compared to 2004, as payment for services rendered, in lieu of cash payments being made.

Net cash provided by financing activities for 2005 was $71,683, as compared to $410,350 in 2004. The decrease in net cash from financing activities is primarily attributed to the lack of proceeds from new debt issuances, as no new issuances were conducted in 2005.

Due to the lack of any significant revenues, we have relied upon proceeds realized from the sales of our common stock through private placements and the issuance of notes payable to meet our funding requirements. Funds raised by us have been expended primarily in connection with marketing costs to implement our sales and leasing program of medical teleradiology equipment as well as normal office operational expenses. We anticipate the addition of commission personnel to implement a marketing program during the 2nd quarter of 2006.

During the next 12 months, we expect our expenses to be $300,000. To fund operations, we plan to use our existing financial resources, the proceeds from the sale of additional common stock, as needed, and shareholder infusion of cash, as needed, to fund our operating expenses during this period. Our shareholders have committed to providing additional funds that may be needed during the next 12 months to fund operations if funding is not available from any other sources. There is no formal agreement for our shareholders to provide this funding. In addition to this funding, we may, if necessary, conduct a private placement or public offering of our stock or seek other forms of financing.

Other than funding operating expenses, we have not entered into any material capital commitments.

Off-Balance Sheet Items

We have no material off-balance sheet arrangements.

Application of Significant Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition, accounting for income taxes and earnings per share, and accounting and reporting for development stage companies. A summary of our significant accounting policies is set forth in Note C to our consolidated financial statements attached to this Report.

Recently Issued Accounting Standards

Several Statements of Financial Accounting Standards were recently issued that apply to the Company and will likely be adopted by the Company in 2006. These statements are more fully described in Note C to our consolidated financial statements attached to this Report and apply to accounting changes and error corrections and accounting for certain hybrid financial instruments. We are currently evaluating the impact of these statements on our future consolidated financial statements and operations.

Item 7. Financial Statements.

The consolidated financial statements include the accounts of DCA and DMP, its wholly owned subsidiary. The following selected financial data for the years ended December 31, 2005 and 2004 is derived from our consolidated financial statements, and should be read in conjunction with the consolidated financial statements and related notes presented as a separate section commencing on page F-1.

	December 31,
	2005	2004
Balance Sheet

Total Assets	2,580	132,674
Total Liabilities	640,169	542,330
Total Stockholders’ Deficit	(637,589)	(409,656)
Total Liabilities and Stockholders’ Deficit	2,580	132,674

Statements of Operations

Total Expenses	399,427	344,511
Other Income	168	154
Net Loss for Period	(399,259)	(344,357)
Net Loss per Common Share	(0.03)	(0.03)
Weighted Average Common Shares Outstanding	14,673,433	12,388,258

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our inception that would be required to be disclosed pursuant to Item 304(b) of Regulation S-B.

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

Item 8B. Other Information.

No event occurred during the fourth quarter of 2005 that would have required disclosure in a report on Form 8-K.

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

Name	Age	Positions Held	Director Since
Sam Winer	68	Chief Executive Officer, Chairman and Secretary	2002

James Goodman	60	Vice President, Director	2002

Michael D. Rocha	35	Vice President, Director	2002

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

Michael D. Rocha has been a Vice President and Director of DCA since September of 2002. From 1990 to present, Mr. Rocha successfully built and operated Keyframe, Inc., a television production company specializing in content for large video screens. Keyframe has five offices across the US which employ over 70 talented artists, engineers and programmers. In 2001, Keyframe became a division of Daktronics, Inc., where Mr. Rocha has continued to run the Keyframe division. From 1994 to 1999, Mr. Rocha served as the Electronic Information Specialist for the Tampa Bay Lightning, maintaining a network of over 60 computers. In 2001, Mr. Rocha was selected to direct the large screen video for the Super Bowl in Tampa Florida. In 2002, Mr. Rocha served as the Director of Video at the Soldier Hollow venue for the 2002 Olympic Games in Salt Lake City, Utah.

Code of Ethics

We adopted a Code of Ethics for Directors, Executive Officers in 2003, a copy of which was attached as an exhibit to the Form 10-KSB filed with the SEC on April 14, 2004.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities (collectively the “Reporting Persons”) to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company’s fiscal year ended December 31, 2005 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company’s fiscal year ended December 31, 2005, it has been determined that no Reporting Persons were delinquent with respect to such person’s reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to DCA for the prior fiscal years ended December 31, 2005, 2004 and 2003, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name/Position	Year	Annual Compensation			Long-Term Compensation
		Salary	Bonus	Other Annual Compensation	Restricted Stock Awards(2)	Securities Underlying Options/SARS	LTIP Payouts	All Other Compensation
Sam Winer, CEO(1)	2005	$0	$0	$120,000	$0	None	$0	$0
	2004	$0	$0	$100,000	$4,000	None	$0	$0
	2003	$0	$0	$76,000	$0	None	$0	$0
James Goodman, VP	2005	$0	$0	$0	$0	None	$0	$0
	2004	$0	$0	$0	$0	None	$0	$0
	2003	$0	$0	$0	$0	None	$0	$0
Michael D. Rocha, VP	2005	$0	$0	$0	$0	None	$0	$0
	2004	$0	$0	$0	$4,000	None	$0	$0
	2003	$0	$0	$0	$0	None	$0	$0

(1)	Other Annual Compensation to Mr. Winer is in the form of management fees.
(2)	Value of stock issued as compensation for services performed as director of the Company.

Compensation of Directors

All directors are reimbursed for expenses incurred in attending Board or committee meetings. Directors do not receive any other compensation from DCA.

Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 2005, we had 1,350 stockholders of record and 16,522,871 shares of our Common Stock issued and outstanding. As of March 16, 2006, we had 1,349 stockholders of record and 16,722,871 shares of our Common Stock issued and outstanding. The following table sets forth as of March 16, 2006, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Corporation to be the beneficial owner of 5% or more of such shares, each officer and director of the Corporation, and all officers and directors of the Corporation as a group.

NAME AND ADDRESS OF BENEFICIAL OWNERS	NO. COMMON SHARES BENEFICIALLY OWNED	PERCENTAGE OF SHARES BENEFICIALLY OWNED
Sam Winer 7270 Maidencane Ct. Largo, FL 33777	100,000	*
James Goodman 1851 Juanita Ct. Clearwater, FL 33764	50,000	*
Michael Rocha 18495 U.S. Hwy. 19 N. Clearwater, FL 33764	150,000	*
Bernard Magdovitz(1) 901 Harbor Drive Belleair Beach, FL 33786	2,620,0000	15.67%
Scott Wyler(2) 504 8th Ave. N.E. Delray Beach, FL 33483	2,400,000	14.53%
The Winer Family Trust(3) 504 8th Ave. N.E. Delray Beach, FL 33483	2,281,561	13.64%
Robert Dawley(4) 4663 Blue Spruce Avenue Kissimmee, FL 34758	2,000,000	11.96%
Jeanette Nohe 1861 Barcelona Dr. Dunedin, FL 34698	1,400,000	8.37%
All officers and directors as a group (three persons)	300,000	1.79%

(1)	Includes 200,000 shares owned by Mr. Magdovitz’s spouse.
(2)	Includes 1,500,000 shares gifted by Sam Winer to his son, Scott L. Wyler in April 2004. Mr. Winer disclaims beneficial ownership of the 1,500,000 shares gifted to Mr. Wyler.
(3)	Shares transferred from Sam Winer in April 2004.
(4)	Includes 1,100,000 shares held jointly with spouse.
*	represents less than 1%

Item 12. Certain Relationships and Related Transactions.

a)	During August 2004 and September 2004, we entered into two loan agreements with an unrelated third party in the amount of $200,000 each. Each note bears interest at 12% per annum and is secured by 800,000 restricted shares of the Company’s common stock. At the note holder’s option, each note is convertible into shares of the Company’s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price at any time during the term of the note, at a Conversion Price of $0.25. The notes were due in full, together with accrued interest, on September 9, 2005 and October 6, 2005, respectively. In October 2005, the terms of the loans were extended to September 30, 2006. In addition to extending the terms, the Conversion Price was adjusted to $0.10 and the number of shares pledged to secure the loan was increased to 2,000,000. At the same time, we entered into a consulting agreement with the noteholder. The commencement date of the agreement shall begin if and when the notes are converted. Upon commencement of the agreement, the consultant shall receive annual compensation of $60,000 payable in cash and up to $12,000 in stock on a quarterly basis. Concurrent with this agreement, we issued 725,000 shares of common stock at a purchase price of $0.05 per share to the noteholder.

Item 13. Exhibits.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Item 14. Principal Accountant Fees and Services.

Fees to Auditors

The following table sets forth the aggregate fees billed to DCA for the years ended December 31, 2005 and 2004 by Rotenberg & Co. LLP:

	YEAR ENDED DECEMBER 31,
	2005	2004
Audit Fees	$20,000	$17,850
Audit-Related Fees	$-0-	$2,200
Tax Fees	$400	$1,200
All Other Fees	$-0-	$-0-

Audit-related fees billed during the years ended December 31, 2005 and 2004 were for services related to consents and assistance with and review of documents filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

DIAGNOSTIC CORPORATION OF AMERICA

Date: March 23, 2006	/s/ Sam Winer
Sam Winer
Chairman, Principal Executive Officer and
Principal Financial Officer

Date: March 23, 2006	/s/ Michael D. Rocha
Michael D. Rocha
Director

DIAGNOSTIC CORPORATION OF AMERICA

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

FINANCIAL REPORTS

AT

DECEMBER 31, 2005

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2005 and 2004	F-3

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2005 and 2004 and for the Period from Date of Inception (October 31, 2000) through December 31, 2005	F-4 - 5

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004 and for the Period from Date of Inception (October 31, 2000) through December 31, 2005	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 and for the Period from Date of Inception (October 31, 2000) through December 31, 2005	F-7 - 8

Notes to Consolidated Financial Statements	F-9 - 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Diagnostic Corporation of America and Subsidiary

(A Development Stage Company)

(A Delaware Corporation)

Clearwater, Florida

We have audited the accompanying consolidated balance sheets of Diagnostic Corporation of America and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2005 and for the period from date of inception (October 31, 2000) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 and for the period from the date of inception (October 31, 2000) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Diagnostic Corporation of America and Subsidiary will continue as a going concern. As discussed in Note K to the consolidated financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are described in Note K. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
February 22, 2006

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004
ASSETS

Current Assets
Cash and Cash Equivalents	$1,930	$106,924
Prepaid Expenses and Deposits	650	25,750

Total Assets	$2,580	$132,674

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$54,631	$47,201
Accrued Interest Payable	12,000	1,326
Accrued Payroll	49,342	41,529
Convertible Notes Payable	400,000	414,500
Due to Stockholders	124,196	37,774

Total Liabilities	640,169	542,330

Stockholders’ Deficit
Common Stock - $.001 Par Value; 50,000,000 Shares Authorized; 16,522,871 and 13,267,871 Shares Issued and Outstanding, Respectively	16,523	13,268
Additional Paid-in Capital	1,009,668	841,597
Deficit Accumulated During Development Stage	(1,663,780)	(1,264,521)

Total Stockholders’ Deficit	(637,589)	(409,656)

Total Liabilities and Stockholders’ Deficit	$2,580	$132,674

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

-continued-

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT - continued

	Number of Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance - December 31, 2003	12,317,871	$12,318	$652,613	$(920,164)	$(255,233)

Common Shares Issued for Cash - Private Placement (Global Broadcast)	100,000	100	9,900	—	10,000

Conversion of Notes Payable in Exchange for Stock	600,000	600	168,984	—	169,584

Shares Issued for Services Rendered	50,000	50	1,950	—	2,000

Shares Issued to Directors for Services Rendered	200,000	200	7,800	—	8,000

Capital Contribution - Shareholder	—	—	350	—	350

Net Loss for the Period	—	—	—	(344,357)	(344,357)

Balance - December 31, 2004	13,267,871	$13,268	$841,597	$(1,264,521)	$(409,656)

Conversion of Notes Payable in Exchange for Stock	145,000	145	15,681	—	15,826

Shares Issued for Services Rendered	1,385,000	1,385	67,865	—	69,250

Common Shares Issued for Cash - Private Placement (Diagnostic)	1,725,000	1,725	84,525	—	86,250

Net Loss for the Period	—	—	—	(399,259)	(399,259)

Balance - December 31, 2005	16,522,871	$16,523	$1,009,668	$(1,663,780)	$(637,589)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period From Date of Inception (October 31, 2000) Through December 31, 2005	Years Ended December 31,

		2005	2004
Revenues	$500	$—	$—

Expenses
Commissions	11,250	—	—
General and Administrative	48,218	8,830	10,978
Insurance	91,508	17,198	16,139
Interest	89,777	50,567	31,051
Investment Banker	39,970	—	—
Management Fees	463,392	120,000	108,000
Marketing	136,165	25,915	59,250
Organizational Costs	164,853	—	—
Payroll Taxes	17,501	3,911	4,070
Production Equipment	24,257	—	—
Professional Fees	215,685	66,929	43,893
Rent	24,767	6,858	5,484
Salaries	263,102	87,504	52,004
Telephone	25,888	4,707	4,643
Transfer Agent Fees	14,630	6,405	3,360
Travel	33,639	603	5,639

Total Expenses	1,664,602	399,427	344,511

Loss Before Other Income and Provision for Taxes	(1,664,102)	(399,427)	(344,511)

Other Income
Interest Income	322	168	154

Loss Before Provision for Taxes	(1,663,780)	(399,259)	(344,357)

Provision for Taxes	—	—	—

Net Loss for the Period	$(1,663,780)	$(399,259)	$(344,357)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,126,632	14,673,433	12,388,258

Net Loss per Common Share - Basic and Diluted	$(0.13)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period From Date of Inception (October 31, 2000) Through December 31, 2005	Years Ended December 31,

		2005	2004
Cash Flows from Operating Activities

Net Loss for the Period	$(1,663,780)	$(399,259)	$(344,357)

Non-Cash Adjustments:
Organizational Costs Paid by Shareholders	14,853	—	—
Franchise Taxes and Filing Fees Paid by Shareholders	202	—	—
Contributed Services by Shareholders	125	—	—
Common Stock Issued for Services Rendered	114,250	69,250	10,000

Changes in Assets and Liabilities:
Prepaid Expenses and Deposits	(650)	25,100	(25,750)
Accounts Payable	54,631	7,430	(556)
Accrued Interest Payable	51,477	26,567	16,751
Accrued Payroll	49,342	7,813	(9,030)
Due to Stockholders	124,196	86,422	(10,604)

Net Cash Flows from Operating Activities	(1,255,354)	(176,677)	(363,546)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Contribution by Shareholder	200,350	—	350
Proceeds from the Issuance of Convertible Notes Payable	564,500	—	400,000
Proceeds from the Issuance of Notes Payable	150,000	—	—
Proceeds from the Issuance of Common Stock	492,434	71,683	10,000
Common Stock Repurchased	(150,000)	—	—

Net Cash Flow from Financing Activities	1,257,284	71,683	410,350

Net Change in Cash and Cash Equivalents	1,930	(104,994)	46,804

Cash and Cash Equivalents - Beginning of Period	—	106,924	60,120

Cash and Cash Equivalents - End of Period	$1,930	$1,930	$106,924

- continued -

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Period From Date of Inception (October 31, 2000) Through December 31, 2005	Years Ended December 31,

		2005	2004
NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of Accrued Interest Payable in Lieu of Cash Payment for Common Stock Issued	$14,567	$14,567	$—

Issuance of Stock via Conversion of Convertible Notes Payable and Accrued Interest Payable	$185,410	$15,826	$169,584

Issuance of Stock via Conversion of Notes Payable and Accrued Interest Payable	$154,000	$—	$—

SUPPLEMENTAL DISCLOSURES

Interest Paid	$38,300	$24,000	$14,300
Income Taxes Paid	$—	$—	$—

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

Effective November 12, 2004, Global Broadcast Group, Inc. changed its name to Diagnostic Corporation of America.

Scope of Business

The Company’s principal business activity is marketing its products and services for diagnostic imaging services, or teleradiology. Teleradiology is the transmission of data from x-rays, MRI, CT and PET scans, and ultrasound to receivers in multiple locations to be read by radiologists. The Company is currently in the development stage.

Note B -	Principles of Consolidation

The consolidated financial statements include the accounts of Diagnostic Corporation of America and its wholly owned subsidiary, Diagnostic Medical Partners, LLC (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

-continued -

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -	Nature of Operations and Summary of Significant Accounting Policies - continued

Revenue Recognition

Revenue recognized during the year ended December 31, 2002 represented a commercial production and was recorded upon completion of such production.

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

For equipment sales, revenue will be recognized when the equipment is shipped to the customer, and the right of return has expired.

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

The Company was inactive from October 31, 2000 through March 31, 2001. Activities began on or about April 1, 2001.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, deposits, accounts payable, accrued expenses, and convertible notes payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

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

The Company paid consulting fees to Ed Berkhof Management Inc. in the amount of $-0-, $-0-, and $50,392 for the years ended December 31, 2005 and 2004 and the period from date of inception (October 31, 2000) through December 31, 2005, respectively. Ed Berkhof was the former President of the Company.

The Company incurred management fees to Sam Winer, Chairman, Chief Executive Officer and Secretary of the Company, for services provided in the amount of $120,000, $100,000 and $363,000 for the years ended December 31, 2005 and 2004 and the period from date of inception (October 31, 2000) through December 31, 2005, respectively. The amount owed at December 31, 2005 and 2004, was $120,653 and $33,723, respectively.

Note E -	Income Taxes

At December 31, 2005 and 2004, the Company had approximately $1,647,000 and $1,215,000, respectively, of net operating losses available for Federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2021. The Company has fully reserved for any future tax benefits from the net operating loss carry forwards since it has not generated any revenues to date. The Company has no other material deferred tax assets or liabilities for the periods presented.

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

-continued -

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

In April 2004, the Company issued 200,000 shares of its common stock to directors for services rendered. The Company charged operations in 2004 for $8,000 for the fair value of services rendered and credited common stock and additional paid-in-capital for $200 and $7,800, respectively.

In April 2004, the Company issued 50,000 shares of its common stock to an employee for services rendered. The Company charged operations in 2004 for $2,000 for the fair value of services rendered and credited common stock and additional paid-in-capital for $50 and $1,950, respectively.

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

Note G -	Convertible Notes Payable

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

During April 2005, the Company entered into a one-year operating lease for office space with an unrelated entity, with monthly rent of $653, beginning June 1, 2005. The lease requires the payment of property and business taxes, insurance, and maintenance costs in addition to rental payments. The future minimum lease payments are $3,267.

Note K -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $1,663,780 through December 31, 2005. As a result, there is an accumulated deficit of $1,663,780 at December 31, 2005.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.