Form 10QSB
period 2006-03-31
Diagnostic CORP of America
filed 2006-05-12
CIK 1213660

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of May 8, 2006, there were 20,822,871 shares of our Common Stock, $.001 par value outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

DIAGNOSTIC CORPORATION OF AMERICA

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

DIAGNOSTIC CORPORATION OF AMERICA

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

FINANCIAL REPORTS

AT

MARCH 31, 2006

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

Consolidated Balance Sheets at March 31, 2006 (Unaudited) and December 31, 2005	3

Consolidated Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2006 and 2005 and for the Period from Date of Inception (October 31, 2000) through March 31, 2006 (Unaudited)

4-5

Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 and for the Period from Date of Inception (October 31, 2000) through March 31, 2006 (Unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 and for the Period from Date of Inception (October 31, 2000) through March 31, 2006 (Unaudited)	7-8

Notes to Consolidated Financial Statements	9-10

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2006	December 31, 2005
ASSETS

Current Assets
Cash and Cash Equivalents	$3,099	$1,930
Prepaid Expenses and Deposits	650	650

Total Assets	$3,749	$2,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$59,930	$54,631
Accrued Interest Payable	20,859	12,000
Accrued Payroll	62,799	49,342
Convertible Notes Payable	—	400,000
Notes Payable - Related Parties	6,500	—
Due to Stockholders	162,055	124,196

Total Liabilities	312,143	640,169

Stockholders’ Deficit
Common Stock - $.001 Par Value; 50,000,000 Shares Authorized, 20,822,871 and 16,522,871 Shares Issued and Outstanding, Respectively	20,823	16,523
Additional Paid-in Capital	1,429,368	1,009,668
Deficit Accumulated During Development Stage	(1,758,585)	(1,663,780)

Total Stockholders’ Deficit	(308,394)	(637,589)

Total Liabilities and Stockholders’ Deficit	$3,749	$2,580

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of Shares		Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Inception - October 31, 2000	—		$—	$—	$—	$—
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (Galli)	11,553,100		11,553	202	—	11,755
Common Stock Issued in Exchange for Services and Expenses Paid by Shareholders (City View)	3,425,000	(1)	3,425	—	—	3,425
Common Shares Issued for Cash - Private Placement (City View)	928,500	(1)	929	308,571	—	309,500
Common Shares Issued for Cash - Private Placement (Global Broadcast)	662,500		663	110,588	—	111,251
Conversion of Notes Payable in Exchange for Stock	1,050,000		1,050	322,534	—	323,584
Shares Issued for Services Rendered	765,000		765	32,235	—	33,000
Shares Issued to Directors for Services Rendered	300,000		300	11,700	—	12,000
Shares Repurchased for Cancellation	(5,416,229)		(5,417)	(144,583)	—	(150,000)
Capital Contribution – Shareholder	—		—	200,350	—	200,350
Net Loss for the Period	—		—	—	(1,264,521)	(1,264,521)

Balance - December 31, 2004	13,267,871		$13,268	$841,597	$(1,264,521)	$(409,656)

(1)	Shares issued and outstanding have been adjusted to reflect the Plan of Merger effected on March 1, 2002.

- continued -

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT - continued

	Number of Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance - December 31, 2004	13,267,871	$13,268	$841,597	$(1,264,521)	$(409,656)
Conversion of Notes Payable in Exchange of Stock	145,000	145	15,681	—	15,826
Net Loss for the Period (Unaudited)	—	—	—	(94,720)	(94,720)

Balance - March 31, 2005 (Unaudited)	13,412,871	13,413	857,278	(1,359,241)	(488,550)
Common Shares Issued for Cash - Private Placement (Diagnostic)	1,725,000	1,725	84,525	—	86,250
Shares Issued for Services Rendered	1,385,000	1,385	67,865	—	69,250
Net Loss for the Period (Unaudited)	—	—	—	(304,539)	(304,539)

Balance - December 31, 2005	16,522,871	16,523	1,009,668	(1,663,780)	(637,589)
Conversion of Notes Payable in Exchange for Stock	4,000,000	4,000	396,000	—	400,000
Shares Issued for Services Rendered	300,000	300	23,700	—	24,000
Net Loss for the Period (Unaudited)	—	—	—	(94,805)	(94,805)

Balance - March 31, 2006 (Unaudited)	20,822,871	$20,823	$1,429,368	$(1,758,585)	$(308,394)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through March 31, 2006	Three Months Ended March 31,
		2006	2005
Revenues	$500	$—	$—

Expenses
Commissions	11,250	—	—
General and Administrative	51,299	3,081	1,805
Insurance	95,624	4,116	4,397
Interest	98,636	8,859	12,000
Investment Banker	39,970	—	—
Management Fees	493,392	30,000	30,000
Marketing	137,014	849	16,375
Organizational Costs	164,853	—	—
Payroll Taxes	18,457	956	956
Production Equipment	24,257	—	—
Professional Fees	245,150	29,465	14,020
Rent	26,727	1,960	1,371
Salaries	275,603	12,501	12,501
Telephone	26,895	1,007	1,046
Transfer Agent Fees	15,616	986	—
Travel	34,664	1,025	331

Total Expenses	1,759,407	94,805	94,802

Loss Before Other Income and Provision for Taxes	(1,758,907)	(94,805)	(94,802)

Other Income
Interest Income	322	—	82

Loss Before Provision for Taxes	(1,758,585)	(94,805)	(94,720)

Provision for Taxes	—	—	—

Net Loss for the Period	$(1,758,585)	$(94,805)	$(94,720)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,334,549	17,696,204	13,412,871

Net Loss per Common Share - Basic and Diluted	$(0.13)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through March 31, 2006	Three Months Ended March 31,
		2006	2005
Cash Flows from Operating Activities

Net Loss for the Period	$(1,758,585)	$(94,805)	$(94,720)

Non-Cash Adjustments:
Organizational Costs Paid by Shareholders	14,853	—	—
Franchise Taxes and Filing Fees Paid by Shareholders	202	—	—
Contributed Services by Shareholders	125	—	—
Common Stock Issued for Services Rendered	138,250	24,000	—

Changes in Assets and Liabilities:
Prepaid Expenses and Deposits	(650)	—	16,375
Accounts Payable	59,930	5,299	589
Accrued Interest Payable	60,336	8,859	—
Accrued Payroll	62,799	13,457	(56)
Due to Stockholders	162,055	37,859	10,000

Net Cash Flows from Operating Activities	(1,260,685)	(5,331)	(67,812)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Contribution by Shareholder	200,350	—	—
Proceeds from Issuance of Convertible Notes Payable	564,500	—	—
Proceeds from Issuance of Notes Payable	150,000	—	—
Proceeds from Issuance of Notes Payable - Related Parties	6,500	6,500	—
Proceeds from Issuance of Common Stock	492,434	—	—
Common Stock Repurchased	(150,000)	—	—

Net Cash Flows from Financing Activities	1,263,784	6,500	—

Net Change in Cash and Cash Equivalents	3,099	1,169	(67,812)

Cash and Cash Equivalents - Beginning of Period	—	1,930	106,924

Cash and Cash Equivalents - End of Period	$3,099	$3,099	$39,112

- continued -

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

	Period From Date of Inception (October 31, 2000) Through March 31, 2006	Three Months Ended March 31,
		2006	2005
SUPPLEMENTAL DISCLOSURE

Interest Paid	$38,300	$—	$12,000
Income Taxes Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of Accrued Interest Payable in Lieu of Cash Payment for Common Stock Issued	$14,567	$—	$—

Issuance of Stock via Conversion of Convertible Notes Payable and Accrued Interest Payable	$585,410	$400,000	$15,826

Issuance of Stock via Conversion of Notes Payable and Accrued Interest Payable	$154,000	$—	$—

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include costs incurred to raise capital and stock awards.

Note B -	Notes Payable - Related Parties

During February 2006, the Company entered into a loan agreement with a stockholder of the Company in the amount of $5,000. The note bears interest at 10% per annum and is due on demand.

During March 2006, the Company entered into a loan agreement with a stockholder of the Company in the amount of $1,500. The note bears interest at 10% per annum and is due on demand.

Note C -	Convertible Notes Payable

During August and September 2004, the Company entered into two loan agreements with an unrelated third party totaling $400,000. The notes accrued interest at 12% per annum and were secured by 1,600,000 restricted shares of the Company’s common stock. The notes were due in full, together with accrued interest, in September and October 2005.

At the notes holder’s option, the notes were convertible into shares of the Company’s common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price at any time during the term of the notes. The Conversion Price was $0.25.

In October 2005, the terms of these loan agreements were extended to September 30, 2006, the Conversion Price was adjusted to $0.10, and the number of shares pledged to secure the notes was increased to 4,000,000. All other terms of the original loan agreements remained unchanged.

- continued -

DIAGNOSTIC CORPORATION OF AMERICA

    AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -	Convertible Notes Payable - continued

In October 2005, the Company entered into a Consulting Agreement with the notes holder of these loan agreements. The agreement would have become effective if and when the above notes were converted into stock. The term of the agreement was indefinite, or until the Consultant abandoned the services, and included $60,000 annual compensation, of which $48,000 would have been paid in cash and $12,000 would have been paid in stock on a quarterly basis.

On March 8, 2006, at the notes holder’s option, the notes were converted into 4,000,000 restricted shares of common stock. In addition, the Consulting Agreement that would have become effective was mutually cancelled by the notes holder and the Company.

Note D -	Common Stock

In February 2006, the Company issued 200,000 shares of its common stock to a consultant/stockholder for services rendered. The Company charged operations in 2006 for $18,000 for the fair value of services rendered and credited common stock and additional paid-in-capital for $200 and $17,800, respectively.

In March 2006, the Company issued 100,000 shares of its common stock to a consultant for services rendered. The Company charged operations in 2006 for $6,000 for the fair value of services rendered and credited common stock and additional paid-in-capital for $100 and $5,900, respectively.

Note E -	Recently Issued Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

Note F -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $1,758,585 through March 31, 2006. As a result, there is an accumulated deficit of $1,758,585 at March 31, 2006.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development stage company, incorporated under the laws of the State of Delaware on October 31, 2000 as Galli Process, Inc. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 12, 2004, we changed the name of the Company to Diagnostic Corporation of America (“DCA”). Our executive offices are located at 14375 Myer Lake Circle, Clearwater FL 33760 and our telephone number is (727) 533-8300. Our website is dgcponline.com.

Factors Relating to Forward-Looking Statements

In connection with forward-looking statements contained in this Form 10-QSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking by such words as “believes,” “intends” or words of a similar nature, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-QSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will be realized or the actual results will not be significantly higher or lower.

These forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Form 10-QSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. The inclusion of the forward-looking statements contained in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-QSB will be achieved. In light of the foregoing, readers of this Form 10-QSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

Results of Operations for the Quarter ended March 31, 2006 as Compared to Quarter ended March 31, 2005

The following discussion is based upon, and should be read in conjunction with our consolidated financial statements for the periods ended March 31, 2006 (unaudited) and December 31, 2005 (audited) and the related statements of operations and statements of cash flows, for the three months ended March 31, 2006 and 2005 and the period from inception (October 31, 2000) through March 31, 2006, together with the notes to the consolidated financial statements. The accompanying consolidated financial statements include the accounts of Diagnostic Corporation of America (“DCA”) and our wholly owned subsidiary, Diagnostic Medical Partners, LLC, a Florida limited liability company (“DMP”).

Revenues

Revenues for the quarter ended March 31, 2006 were $0, no change from the $0 reported for the quarter ended March 31, 2005.

Selling Expenses

In spite of increased travel expenses, our total selling expenses (marketing, commissions and travel) for the quarter ended March 31, 2006 were $1,874 as compared to $16,706 for the quarter ended March 31, 2005, a decrease of $14,832. The decrease is primarily due to our decision to halt spending on marketing due to lack of response from intended purchasers and lessees of our diagnostic equipment.

General and administrative expenses

General and administrative expenses for quarter ended March 31, 2006 were $84,072, an increase of $17,976 or 27% as compared to $66,096 for the quarter ended March 31, 2005. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. The increase is due to a rent increase following our relocation to a new office in June 2005 and increased professional fees paid to an existing stockholder and to the Corporation’s legal counsel for services rendered.

Interest expense

Interest expense for the quarter ended March 31, 2006 was $8,859 as compared to $12,000 for the quarter ended March 31, 2005. Decrease due to full conversion of the Convertible Notes Payable into stock in early March 2006, compared to the notes being outstanding for the entire quarter ended in the prior year.

Liquidity and Capital Resources

We have financed our business through the issuance of equity securities and notes. As a result, our liquidity requirements have risen primarily from payments on outstanding indebtedness. As of March 31, 2006, we held cash and cash equivalents of $3,099. We have reported net losses of $1,758,585 through March 31, 2006 and, as a result, there is an accumulated deficit of $1,758,585 at March 31, 2006.

Net cash flow from operating activities for the three months ended March 31, 2006 was $(5,331) as compared to $(67,812) for the three months ended March 31, 2005. Increases in accounts payable, accrued interest, accrued payroll, and amounts due to stockholders were the result of the lack of available cash funds to pay down these liability balances.

Net cash from financing activities at March 31, 2006 were $6,500, the result of proceeds from the issuance of notes to related parties.

Due to the lack of any significant revenues, we have relied upon proceeds from the sales of our common stock through private placements and the issuance of notes payable to meet our funding requirements. Funds raised by us in the first quarter of 2006, were spent primarily in connection with due diligence of acquisition candidates as compared to marketing expenses incurred in the first quarter of 2005 in connection with our attempts to implement a sales and leasing program of medical teleradiology.

In the immediate future, we expect to spend between $5,000 and $10,000 on due diligence costs. The significant expenses will be professional fees which will include legal, audit and accounting fees associated with the proposed reverse merger.

Financing/Capital Commitments

During February 2006 and March 2006, we entered into two loan agreements with separate stockholders of the Company and issued notes in the amounts of $5,000 and $1,500, respectively. The notes bear interest at 10% per annum and are due on demand. We believe that we will be able to sustain our operations through these proceeds and through additional investments from stockholders. Although our stockholders have committed to providing additional funds if funding is not available from any other sources, we cannot give assurance that our stockholders will continue to fund us or that we will enter into any new commitment, or that the terms of any such commitments will be on terms favorable to us. We may, if necessary, conduct a private placement or public offering of our stock.

Off-Balance Sheet Items

We have no material off-balance sheet arrangements.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include revenue recognition, accounting for income taxes and earnings per share, and accounting and reporting for development stage companies. A summary of our significant accounting policies is set forth in Note C to our consolidated financial statements attached to our Form 10-KSB filed March 23, 2006.

Recently Issued Accounting Standards

Several Statements of Financial Accounting Standards were recently issued that apply to the Company and will likely be adopted by the Company in 2006. These statements are more fully described in Note C to our consolidated financial statements attached to our Form 10-KSB filed March 23, 2006 and apply to accounting changes and error corrections and accounting for certain hybrid financial instruments. We are currently evaluating the impact of these statements on our future consolidated financial statements and operations.

Plan of Operation

We initially began developing technology and programming for the delivery of advertising based content through satellite transmission and the Internet. In 2004, we redirected our marketing efforts to focus sales of our products and services to the medical diagnostic industry. To accomplish this, we activated a wholly owned subsidiary, Diagnostic Medical Partners, LLC, a Florida limited liability company (“DMP”) for the purpose of marketing and leasing diagnostic medical equipment. In 2005, we began the process of identifying outpatient diagnostic healthcare facilities with the goal of consolidating several facilities into a larger network to provide management expertise and operating efficiencies.

In our search for acquisition candidates, we met the principals of WiFiMed, Inc., a Delaware Corporation (“WiFiMed”), and a private, development stage company, that provides wireless patient information through its proprietary product Tablet MD™ to physicians and health care providers. After preliminary inquiry, we entered into an agreement in principle with WiFiMed to effect a reverse merger, subject to customary due diligence, board approval and the negotiation and execution of a definitive agreement of merger.

If consummated, the transaction will involve, among other things, a change in control and will likely involve significant dilution to our current stockholders. Under the proposed terms, we will form a wholly owned subsidiary (“Newco”); implement a reverse split of approximately 1:8; and increase our authorized capital to 75,000,000 shares. Upon completion of these events, Newco will merge with and into WiFiMed with WiFiMed remaining as the surviving corporation and become a wholly-owned subsidiary of DCA (the “Merger”). In exchange for shares of WiFiMed stock, WiFiMed stockholders will be entitled to receive such number of shares of our stock representing approximately 90% of the outstanding common shares of DCA after giving effect to the Merger. Upon completion of the Merger, we will cease all of our current remaining operations and will adopt and implement the business plan of WiFiMed.

Employees

We have two full-time employees.

ITEM 3. CONTROLS AND PROCEDURES

There have been no changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Act that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to affect, our internal control over the financial reporting. We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2006, we issued 200,000 shares of common stock with a fair value of $0.09 per share to a stockholder for consulting services rendered.

In March 2006, we issued 4,000,000 shares of restricted common stock to a stockholder upon conversion of notes dated August 2004 and September 2004, in the amounts of $200,000 and $200,000, respectively. The shares were valued at $0.10 per share.

In March 2006, we issued 100,000 shares of restricted common stock with a fair value of $0.06 per share for legal services rendered to the Company.

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

ITEM 5. OTHER INFORMATION

We have entered into an agreement in principle with WiFiMed, Inc., a Delaware Corporation (“WiFiMed”), to effect a reverse merger transaction as more fully described in Item 2 of this Report and on Form 8-K filed March 24, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference or filed with this report as follows:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) On March 24, 2006, we filed a Form 8-K, disclosing under Item 1.01 (“Entry into a Material Definitive Agreement”) that we had entered into an agreement in principle with WiFiMed, Inc., a Delaware Corporation (“WiFiMed”), to effect a reverse merger transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officers.

Date: May 12, 2006	/s/ Sam Winer
Sam Winer
Chief Executive Officer, Chief Financial
Officer, Secretary and Chairman of the Board of Directors