Form 10QSB
period 2006-06-30
Diagnostic CORP of America
filed 2006-08-21
CIK 1213660

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of August 15, 2006, there were 20,822,871 shares of our Common Stock, $.001 par value outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☒    NO  ☐

DIAGNOSTIC CORPORATION OF AMERICA

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2006	December 31, 2005
ASSETS

Current Assets
Cash and Cash Equivalents	$933	$1,930
Prepaid Expenses and Deposits	650	650

Total Assets	$1,583	$2,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$79,340	$54,631
Accrued Interest Payable	20,994	12,000
Accrued Payroll	76,256	49,342
Convertible Notes Payable	—	400,000
Loans Payable - Stockholders	6,500	—
Loan Payable	25,000	—
Due to Stockholders	174,268	124,196

Total Liabilities	382,358	640,169

Stockholders’ Deficit
Common Stock - $.001 Par Value; 50,000,000 Shares Authorized, 20,822,871 and 16,522,871 Shares Issued and Outstanding, Respectively	20,823	16,523
Additional Paid-in Capital	1,429,368	1,009,668
Deficit Accumulated During Development Stage	(1,830,966)	(1,663,780)

Total Stockholders’ Deficit	(380,775)	(637,589)

Total Liabilities and Stockholders’ Deficit	$1,583	$2,580

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

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

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED) - continued

	Number of Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
Balance - December 31, 2004	13,267,871	$13,268	$841,597	$(1,264,521)	$(409,656)

Conversion of Notes Payable in Exchange of Stock	145,000	145	15,681	—	15,826
Shares Issued for Services Rendered	200,000	200	9,800	—	10,000
Common Shares Issued for Cash – Private Placement Diagnostic)	—	—	50,000	—	50,000
Net Loss for the Period (Unaudited)	—	—	—	(191,884)	(191,884)

Balance - June 30, 2005 (Unaudited)	13,612,871	13,613	917,078	(1,456,405)	(525,714)

Common Shares Issued for Cash and Accrued Interest Payable - Private Placement (Diagnostic)	1,725,000	1,725	34,525	—	36,250
Shares Issued for Services Rendered	1,185,000	1,185	58,065	—	59,250
Net Loss for the Period (Unaudited)	—	—	—	(207,375)	(207,375)

Balance - December 31, 2005	16,522,871	16,523	1,009,668	(1,663,780)	(637,589)

Conversion of Notes Payable in Exchange for Stock	4,000,000	4,000	396,000	—	400,000
Shares Issued for Services Rendered	300,000	300	23,700	—	24,000
Net Loss for the Period (Unaudited)	—	—	—	(167,186)	(167,186)

Balance - June 30, 2006 (Unaudited)	20,822,871	$20,823	$1,429,368	$(1,830,966)	$(380,775)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through June 30, 2006	Three Months Ended June 30,
		2006	2005
Revenues	$500	$—	$—

Expenses
Commissions	11,250	—	—
General and Administrative	52,847	1,063	4,199
Insurance	101,876	6,252	4,267
Interest	98,771	135	12,000
Investment Banker	39,970	—	—
Management Fees	523,392	30,000	30,000
Marketing	137,014	—	9,540
Organizational Costs	164,853	—	—
Payroll Taxes	19,413	956	1,042
Production Equipment	24,257	—	—
Professional Fees	262,106	17,441	15,046
Rent	28,687	1,960	1,567
Salaries	288,104	12,501	12,501
Telephone	28,482	1,587	1,472
Transfer Agent Fees	16,102	486	5,317
Travel	34,664	—	272

Total Expenses	1,831,788	72,381	97,223

Loss Before Other Income and Provision for Taxes	$(1,831,288)	(72,381)	(97,223)

Other Income
Interest Income	322	—	59

Loss Before Provision for Taxes	$(1,830,966)	(72,381)	(97,164)

Provision for Taxes	—	—	—

Net Loss for the Period	$(1,830,966)	$(72,381)	$(97,164)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	13,663,906	20,822,871	13,522,761

Net Loss per Common Share - Basic and Diluted	$(0.13)	$(0.00)	$(0.01)

- continued -

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - continued

	Six Months Ended June 30,
	2006	2005
Revenues	$—	$—

Expenses
General and Administrative	4,144	5,792
Insurance	10,368	8,664
Interest	8,994	24,000
Management Fees	60,000	60,000
Marketing	849	25,915
Payroll Taxes	1,912	1,998
Professional Fees	46,906	29,066
Rent	3,920	2,938
Salaries	25,002	25,002
Telephone	2,594	2,518
Transfer Agent Fees	1,472	5,529
Travel	1,025	603

Total Expenses	167,186	192,025

Loss Before Other Income and Provisions for Taxes	(167,186)	(192,025)

Other Income

Interest Income	—	141

Loss Before Provision for Taxes	(167,186)	(191,884)

Provision for Taxes	—	—

Net Loss for the Period	$(167,186)	$(191,884)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	19,268,174	13,468,120

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period From Date of Inception (October 31, 2000) Through June 30, 2006	Six Months Ended June 30,
		2006	2005
Cash Flows from Operating Activities

Net Loss for the Period	$(1,830,966)	$(167,186)	$(191,884)

Non-Cash Adjustments:
Services and Expenses Paid by Shareholders	15,180	—	—
Common Stock Issued for Services Rendered	138,250	24,000	10,000

Changes in Assets and Liabilities:
Prepaid Expenses and Deposits	(650)	—	25,100
Accounts Payable	79,340	24,709	2,528
Accrued Interest Payable	60,469	8,994	—
Accrued Payroll	76,256	26,914	(56)
Due to Stockholders	174,270	50,072	30,000

Net Cash Flows from Operating Activities	(1,287,851)	(32,497)	(124,312)

Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Contribution by Shareholder	200,350	—	—
Proceeds from Issuance of Convertible Notes Payable	564,500	—	—
Proceeds from Issuance of Notes Payable	150,000	—	—
Proceeds from Stockholders Loan	6,500	6,500	—
Proceeds from Loan Payable	25,000	25,000	—
Proceeds from Issuance of Common Stock	492,434	—	—
Proceeds from Granted Common Stock	—	—	50,000
Common Stock Repurchased	(150,000)	—	—

Net Cash Flows from Financing Activities	1,288,784	31,500	50,000

Net Change in Cash and Cash Equivalents	933	(997)	(74,312)
Cash and Cash Equivalents - Beginning of Period	—	1,930	106,924

Cash and Cash Equivalents - End of Period	$933	$933	$32,612

- continued -

The accompanying notes are an integral part of these financial statements.

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

	Period From Date of Inception (October 31, 2000) Through June 30, 2006	Six Months Ended June 30,
		2006	2005
SUPPLEMENTAL DISCLOSURE

Interest Paid	$38,300	$—	$24,000
Income Taxes Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of Accrued Interest Payable in Lieu of Cash Payment for Common Stock Issued	$14,567	$—	$—

Issuance of Stock via Conversion of Convertible Notes Payable and Accrued Interest Payable	$585,410	$400,000	$15,826

Issuance of Stock via Conversion of Notes Payable and Accrued Interest Payable	$154,000	$—	$—

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

Note B -	Loans Payable - Stockholders

During February 2006, the Company entered into a loan agreement with a stockholder of the Company in the amount of $5,000. The note bears interest at 10% per annum and is due on demand.

During March 2006, the Company entered into a loan agreement with a stockholder of the Company in the amount of $1,500. The note bears interest at 10% per annum and is due on demand.

Note C -	Loan Payable

During June 2006, the Company obtained a non-interest bearing loan with no specified repayment terms from WiFiMed, Inc. in the amount of $25,000, secured by 3,000,000 shares of Company stock.

Note D -	Convertible Notes Payable

On March 8, 2006, convertible notes payable of $400,000 were converted into 4,000,000 restricted shares of common stock. In addition, the Consulting Agreement disclosed in the Company’s annual report on Form 10-KSB, that would have become effective was mutually cancelled by the notes holder and the Company.

Note E -	Common Stock

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

DIAGNOSTIC CORPORATION OF AMERICA AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Clearwater, Florida

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -	Recently Issued Accounting Standards

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $1,830,966 through June 30, 2006. As a result, there is an accumulated deficit of $1,830,966 at June 30, 2006.

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

In our search for acquisition candidates, we met the principals of WiFiMed, Inc., a Delaware Corporation (“WiFiMed”), and a private, development stage company, that provides wireless patient information through its proprietary product Tablet MD™ to physicians and health care providers. After preliminary inquiry, in March 2006, we entered into an agreement in principle with WiFiMed to effect a reverse merger, subject to customary due diligence, board approval and the negotiation and execution of a definitive agreement of merger. As of the date of this Report, we have not finalized the terms of a merger agreement.

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

Results of Operations for the Quarter ended June 30, 2006 as Compared to Quarter ended June 30, 2005

The following discussion is based upon, and should be read in conjunction with our consolidated financial statements for the periods ended June 30, 2006 (unaudited) and December 31, 2005 (audited) and the related statements of operations and statements of cash flows, for the six months ended June 30, 2006 and 2005 and the period from inception (October 31, 2000) through June 30, 2006, together with the notes to the consolidated financial statements. The accompanying consolidated financial statements include the accounts of Diagnostic Corporation of America (“DCA”) and our wholly owned subsidiary, Diagnostic Medical Partners, LLC, a Florida limited liability company (“DMP”).

Revenues

Revenues for the quarter ended June 30, 2006 were $0, no change from the $0 reported for the quarter ended June 30, 2005.

Selling Expenses

Selling expenses (marketing, commissions and travel) for the quarter ended June 30, 2006 were $0 as compared to $9,812 for the quarter ended June 30, 2005. Selling expenses substantially decreased in light of our pending reverse merger with WiFiMed described under “Plan of Operation”.

General and administrative expenses

General and administrative expenses for quarter ended June 30, 2006 were $72,246, a decrease of $3,165 or 4% as compared to $75,411 for the quarter ended June 30, 2005. General and administrative expenses primarily include salaries, investment banker fees, management fees, professional fees and general operating expenses. We also realized a 47% increase in insurance expenses for the quarter ending June 30, 2006, up from $4,267 for the quarter ending June 30, 2005 due to a monthly rate increase from United Healthcare. Increases were offset by a significant decrease in our general administrative expenses from $4,199 for the quarter ended June 30, 2005 to $1,063 for the quarter ended June 30, 2006 and transfer agent fees which were $5,317 for the quarter ending June 30, 2005, as compared to $486 for the quarter ending June 30, 2006.

Interest expense

Interest expense for the quarter ended June 30, 2006 was $135 as compared to $12,000 for the quarter ended June 30, 2005 due to certain Convertible Notes Payable entered into during the first quarter of 2006.

Six months ended June 30, 2006 as compared to six months ended June 30, 2005

Revenues

Revenues for the six months ended June 30, 2006 were $0, no change from the $0 reported for the six months ended June 30, 2005.

Selling Expenses

Selling expenses (marketing, commissions and travel) for the six months ended June 30, 2006 were $1,874 as compared to $26,518 for the six months ended June 30, 2005. As indicated in our quarterly comparison, the decrease was due to suspended activity pending due diligence of the proposed reverse merger with WiFiMed.

General and administrative expenses

Total general and administrative expenses for six months ended June 30, 2006 were $156,318 an increase of 17% as compared to $141,507 for the six months ended June 30, 2005. Transfer agent fees were $1,472 for the six months ending June 30, 2006, as compared to $5,529 for the six months ending June 30, 2005. Our overall general and administrative expenses also decreased 28% from $5,792 for the six months ended June 30, 2005 to $4,144 for the six months ended June 30, 2006. Decreases were offset by an increase in insurance expenses, $10,368 for the six months ending June 30, 2006, an increase of $1,704 or 20% up from $8,664 for the six months ending June 30, 2005 due an increase in monthly premiums from United Healthcare. Professional fees increased 61% for the period ended June 30, 2006 due to costs associated with the proposed reverse merger.

Interest expense

Interest expense for the six months ended June 30, 2006 was $8,994, a decrease of $15,006 or 63% compared to $24,000 for the six months ended June 30, 2005. This was due to the conversion of certain notes into shares of our common stock during the first quarter of 2006.

Liquidity and Capital Resources

As reflected in the Statement of Cash Flows for the six months ended June 30, 2006 and 2005, net cash flow from operating activities for the six months ended June 30, 2006 was ($32,497) a decrease of ($91,815) or 74% as compared to ($124,312), for the six months ended June 30, 2005. We realized a significant increase in accounts payable from $2,528 for the period ended June 30, 2005, to $24,709 for the period ended June 30, 2006. Our accrued interest payable was $8,994 for the period June 30, 2006, as compared to $0 for the period ended June 30, 2005. Accrued payroll was $26,914 for the period ended June 30, 2006 compared to ($56) as of June 30, 2005.

We continue to rely upon proceeds realized from the issuance of notes payable and stock sold to an existing shareholder to meet our funding requirements. Due to the lack of any significant revenues, we have relied upon proceeds from the sales of our common stock through private placements and the issuance of notes payable to meet our funding requirements. Funds raised by us in the second quarter of 2006, were spent primarily in connection with due diligence of the proposed reverse merger.

In the immediate future, we expect to spend an additional $5,000 to $10,000 on due diligence costs. The significant expenses will be professional fees which will include additional legal, audit and accounting fees associated with the proposed reverse merger.

Financing/Capital Commitments

In connection with the proposed reverse merger, WiFiMed loaned $25,000 to DCA. The loan was secured by 3,000,000 shares of DCA common stock subject to the terms and conditions of a Stock Pledge Agreement and Promissory Note.

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

Recently Issued Accounting Standards

Several Statements of Financial Accounting Standards were recently issued that apply to the Company and will likely be adopted by the Company in 2006. These statements are more fully described in Note C to our consolidated financial statements attached to our Form 10-KSB filed March 23, 2006, and apply to accounting changes and error corrections and accounting for certain hybrid financial instruments. We are currently evaluating the impact of these statements on our future consolidated financial statements and operations.

Plan of Operation

In March 2006, we entered into an agreement in principle with WiFiMed to effect a reverse merger. If consummated, the transaction will involve, among other things, a change in control and will likely involve significant dilution to our current stockholders. Under the proposed terms, we will form a wholly owned subsidiary (“Newco”); implement a reverse split of approximately 1:8; and increase our authorized capital to 75,000,000 shares. Upon completion of these events, Newco will merge with and into WiFiMed with WiFiMed remaining as the surviving corporation and become a wholly-owned subsidiary of DCA (the “Merger”). In exchange for shares of WiFiMed stock, WiFiMed stockholders will be entitled to receive such number of shares of our stock representing approximately 90% of the outstanding common shares of DCA after giving effect to the Merger. Upon completion of the Merger, we will cease all of our current remaining operations and will adopt and implement the business plan of WiFiMed.

As of the date of this Report, we have not executed a definitive merger agreement and continue to finalize the terms of the transaction.

Employees

We have two full-time employees.

ITEM 3. CONTROLS AND PROCEDURES

There have been no changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Act that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to affect, our internal control over the financial reporting. We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2006, we agreed to reserve 3,000,000 shares of restricted common stock to secure a $25,000 promissory note from WiFiMed pursuant to the terms of our agreement in principle with WiFiMed and subject to completion of a definitive merger agreement. This transaction was exempt from registration under Section 4(2) of the Securities Act.

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

ITEM 5. OTHER INFORMATION

We entered into an agreement in principle with WiFiMed, Inc., a Delaware Corporation (“WiFiMed”), to effect a reverse merger transaction as more fully described in Item 2 of this Report and on Form 8-K filed March 24, 2006.

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

(b) N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officers.

Date: August 18, 2006	/s/ Sam Winer
Sam Winer
Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors