Form 10QSB
period 2006-09-30
Diagnostic CORP of America
filed 2006-11-21
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2006

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

Copies to:
Greentree Financial Group, Inc.
7951 SW 6th Street, Suite 216
Plantation, FL 33324
(954) 424-2345 Tel
(954) 424-2230 Fax

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of November 11, 2006, there were 1,427,328 shares of our Common Stock, $.001 par value outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☒    NO  ☐

DIAGNOSTIC CORPORATION OF AMERICA
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

DIAGNOSTIC CORP. OF AMERICA
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
As of September 30, 2006

ASSETS
2006

CURRENT ASSETS
Cash and cash equivalents	$933
Prepaid expenses and deposits	650
TOTAL CURRENT ASSETS	1,583

TOTAL ASSETS	$1,583

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$19,937
Accrued interest payable	12,184
TOTAL CURRENT LIABILITIES	32,121

STOCKHOLDERS' DEFICIT
Common stock - $.001 par value, 50,000,000 shares authorized:
1,427,328 shares issued and outstanding)	1,427
Additional paid-in-capital	2,008,764
Deficit accumulated during development stage	(2,040,729)
TOTAL STOCKHOLDERS' DEFICIT	(30,538)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,583

The accompanying notes are an integral part of the financial statements

DIAGNOSTIC CORP. OF AMERICA
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
For the three and nine months ended September 30, 2006 and 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues	$-	$-	$-	$-

Expenses
General and administrative	-	1,767	4,144	7,559
Insurance	6,252	4,267	16,620	12,931
Interest	-	14,567	8,994	38,567
Management fees	30,000	30,000	90,000	90,000
Marketing	-	-	849	25,915
Payroll taxes	956	956	2,868	2,954
Professional fees	5,300	32,223	52,206	61,289
Consulting fees	210,000	-	210,000	-
Rent	1,960	1,960	5,880	4,898
Salaries	-	50,001	25,002	75,003
Telephone	1,297	1,079	3,891	3,597
Transfer agent fees	397	496	1,869	6,025
Travel	-	-	1,025	603
Total expenses	256,162	137,316	423,348	329,341

Loss before other income and provisions for taxes	(256,162)	(137,316)	(423,348)	(329,341)

Other income
Interest income	-	22	-	163
Other income - debt forgiveness	46,399	-	46,399	-

Loss before provision for taxes	$(209,763)	(137,294)	$(376,949)	(329,178)

Provision for taxes	-	-	-	-

Net loss for the period	$(209,763)	$(137,294)	$(376,949)	$(329,178)

Weighted average number of common	742,749	15,242,599	613,542	13,516,900
shares outstanding - basic

Net loss per common share - basic and diluted	$(0.28)	$(0.01)	$(0.61)	$(0.02)

The accompanying notes are an integral part of the financial statements

DIAGNOSTIC CORP. OF AMERICA
STATEMENTS OF STOCKHOLDERS' DEFICIT
As of Sep. 30, 2006

	Number of Shares	Common Stock ($.001 Par Value)	Additional paid-in capital	Deficit Accumulated During Development Stage	Total Stockholders' Deficit

Balances - December 31, 2004	13,267,871	$13,268	$841,597	$(1,264,521)	$(409,656)

Conversion of notes payable in exchange of stock	145,000	145	15,681	-	15,826
Shares issued for services rendered	200,000	200	9,800	-	10,000
Common shares issued for cash -private placement (Diagostic)	-	-	50,000	-	50,000
Common shares issued for cash and accrued interest payable-private placement (Diagostic)	1,725,000	1,725	34,525	-	36,250
Shares issued for services rendered	1,185,000	1,185	58,065	-	59,250
Net loss	-	-	-	(399,259)	(399,259)
Balances - December 31, 2005	16,522,871	$16,523	$1,009,668	$(1,663,780)	$(637,589)

Conversion of notes payable in exchange for stock	4,000,000	4,000	396,000	-	$400,000
Shares issued for services rendered	300,000	300	23,700		24,000
Common shares issued for cash and certain other expenses - private placement (Diagostic)	29,100,000	29,100	530,900	-	560,000
Common shares retired due to reverse split	(48,495,543)	(48,496)	48,496	-	-
Net loss for the period (unaudited)	-	-	-	(376,949)	(376,949)
Balances - September 30, 2006	1,427,328	1,427	2,008,764	(2,040,729)	(30,538)

The accompanying notes are an integral part of the financial statements

DIAGNOSTIC CORP. OF AMERICA
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(376,949)	$(329,178)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services rendered	24,000	69,250
Changes in assets and liabilities
Prepaid expenses and deposits	-	25,100
Accounts payabe	(34,694)	7,266
Accrued interest payable	184	14,567
Accrued payroll	(49,342)	(56)
Due to stockholders	(124,196)	65,000

NET CASH FLOWS FROM OPERATING ACTIVITIES	(560,997)	(148,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	560,000	-
Proceeds from the issuance of common stock	-	50,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	560,000	50,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(997)	(98,051)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,930	106,924

End of period	$933	$8,873

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$24,000
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible notes payable and accrued interest	$-	$-
payable in exchange for stock
Conversion of notes payable and accrued interest payable in exchange for stock	$400,000	$15,826

The accompanying notes are an integral part of the financial statements

DIAGNOSTIC CORPORATION OF AMERICA
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Clearwater, Florida
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

    The consolidated financial statements of Diagnostic Corporation of America (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB, and other reports filed with the SEC.

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

    These two loans were settled in the third quarter of 2006 and the release letters were signed by the two stockholders, respectively.

Note C - Loans Payable

    During June 2006, the Company obtained a non-interest bearing loan with no specified repayment terms from WiFiMed, Inc. in the amount of $25,000, secured by 3,000,000 shares of Company stock.

    This loan was settled in the third quarter of 2006. Other than repayment of a $25,000 loan made by WiFiMed to the Company in connection with the proposed share exchange, the settlement agreement in principle does not provide for the payment of any termination penalties or fees as a result of termination.

Note D - Unregistered Sale of Equity

    On September 15, 2006, The Company consummated a private sale of 29,100,000 shares of its Common Stock (the “Shares”) to Mr. Li Gang, a citizen of People's Republic of China ("Mr. Li"), pursuant to the terms and conditions of a Subscription and Stock Purchase Agreement, dated September 5, 2006. The aggregate purchase price for the Shares was $560,000 or approximately $.02 per share. This transaction was in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

    As a result of this transaction, Mr. Li owns approximately 58% of the issued and outstanding shares of the Company’s Common Stock.

DIAGNOSTIC CORPORATION OF AMERICA
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Clearwater, Florida
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E - Other Income - Debt Forgiveness

    The Company utilized the proceeds from the sale disclosed in Note D to satisfy all existing indebtedness of the Company. Therefore, in the third quarter ended September 30, 2006, the Company had other income of $46,399 due to debt forgiveness.

Note F - Income Taxes

    The components of the deferred tax asset are as follows:

	September 30,	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry-forward	$2,023,949	1,647,000

	2,203,949	1,647,000
Less: valuation allowance	(2,203,949)	(1,647,000)
Net deferred tax assets	$--	$--

    The Company had available approximately $2,023,949 and $1,647,000 in unused federal and state net operating loss carry-forwards at September 30, 2006 and December 31, 2005, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2025.

    SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2006 and December 31, 2005, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be enerated in future years.

    Reconciliation of the difference between the statutory tax rate and the effective income tax rate is as follows:

	September 30,	December 31,
	2006	2005

Statutory federal tax (benefit) rate	(34.0)%	(34.0)%
Statutory state tax (benefit) rate	(5.5)%	(5.5)%
Effective tax rate	(39.5)%	(39.5)%
Valuation allowance	39.5%	39.5%

DIAGNOSTIC CORPORATION OF AMERICA
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Clearwater, Florida
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Recently Issued Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

Note H - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $376,949 for the nine months ended September 30, 2006. As a result, there is an accumulated deficit of $2,040,729 at September 30, 2006.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL DESCRIPTION OF BUSINESS

    As used herein the terms "We", the "Company", "DCA", the "Registrant," or the "Issuer" refers to Diagnostic Corp. of America, unless indicated otherwise. We are a development stage company, incorporated under the laws of the State of Delaware on October 31, 2000 as Galli Process, Inc. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 12, 2004, we changed the name of the Company to Diagnostic Corporation of America (“DCA”). Our executive offices are located at 14375 Myer Lake Circle, Clearwater FL 33760 and our telephone number is (727) 533-8300. Our website is dgcponline.com.

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

    In our search for acquisition candidates, we met the principals of WiFiMed, Inc., a Delaware Corporation (“WiFiMed”), and a private, development stage company, that provides wireless patient information through its proprietary product Tablet MD™ to physicians and health care providers. After preliminary inquiry, in March 2006, we entered into an agreement in principle with WiFiMed to effect a reverse merger, subject to customary due diligence, board approval and the negotiation and execution of a definitive agreement of merger. The proposed reverse merger transaction with WiFiMed was terminated by mutual agreements of the Parties on August 30, 2006, which was announced by filing the current report on Form 8-K with Securities and Exchange Commission.

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

Results of Operations for the Quarter ended September 30, 2006 as Compared to Quarter ended September 30, 2005

The following discussion is based upon, and should be read in conjunction with our financial statements and related disclosures prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Revenues

    Revenues for the quarter ended September 30, 2006 were $0, no change from the $0 reported for the quarter ended September 30, 2005.

Selling Expenses

    Selling expenses (marketing, commissions and travel) for the quarter ended September 30, 2006 were $0, no change from the $0 reported for the quarter ended September 30, 2005.

General and administrative expenses

    General and administrative expenses for quarter ended September 30, 2006 were $255,094, an increase of $117,778 or 86% as compared to $137,316 for the quarter ended September 30, 2005. General and administrative expenses primarily include salaries, management fees, professional fees, consulting fees and general operating expenses. The increase in General and administrative expenses for quarter ended September 30, 2006 was due primarily to the consulting fee of $210,000 in connection with the private sales of common stock of the Company. The management fee was $30,000 for the quarter ended September 30, 2006, payable to Sam Winer ("Mr. Winer"), our former Chief Executive Officer and Chairman of the Board, in connection with the management services rendered. In September 2006, Mr. Winer resigned and agreed to settle all the payables owed to him. We also realized a 47% increase in insurance expenses for the quarter ending September 30, 2006, up from $4,267 for the quarter ending September 30, 2005 due to a monthly rate increase from United Healthcare. Increases were offset by a significant decrease in our professional fees from $32,223 for the quarter ended September 30, 2005 to $5,300 for the quarter ended September 30, 2006.

Results of Operations for the nine months ended September 30, 2006 as compared to nine months ended September 30, 2005

Revenues

    Revenues for the nine months ended September 30, 2006 were $0, no change from the $0 reported for the nine months ended September 30, 2005.

Selling Expenses

    Selling expenses (marketing, commissions and travel) for the nine months ended September 30, 2006 were $1,874 as compared to $26,518 for the nine months ended September 30, 2005. The decrease was due to suspended activity pending due diligence of the proposed reverse merger with WiFiMed.

General and administrative expenses

    Total general and administrative expenses for nine months ended September 30, 2006 were $423,348, an increase of $94,007, or 29%, as compared to $329,341 for the nine months ended September 30, 2005. The increase in General and administrative expenses for nine months ended September 30, 2006 was due primarily to the consulting fee of $210,000 in connection with the private sales of common stock of the Company incurred in the third quarter of 2006. The management fees were $90,000 for the nine months ended September 30, 2006, payable to Mr. Winer, which were settled when Mr. Winer resigned in September 2006. We also realized an increase in insurance expenses, $16,620 for the nine months ending September 30, 2006, an increase of $3,689 or 29% up from $12,931 for the nine months ending September 30, 2005 due an increase in monthly premiums from United Healthcare. The increase was partially off set by the decrease in transfer agent fees, which were $1,869 for the nine months ending September 30, 2006, as compared to $6,025 for the nine months ending September 30, 2005, and our overall general and administrative expenses, which decreased 45% from $7,559 for the nine months ended September 30, 2005 to $4,144 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

    As reflected in the Statement of Cash Flows for the nine months ended September 30, 2006 and 2005, net cash flow used in operating activities for the nine months ended September 30, 2006 was $560,997, an increase of $412,946 or 279%, as compared to $148,051 for the nine months ended September 30, 2005. We realized a significant increase in cash flow used in operating activities due primarily to the decrease in accounts payable of $124,196, the decrease in accounts payable of $34,694 and the decrease in accrued payroll of $49,342 during the nine moths ended September 30, 2006.

    We don't have any cash flows from investing activities during the nine months ended September 30, 2006.

    Cash flows provided by financing activities were $560,000 for the nine months ended September 30, 2006, which was in connection with the private sale of common stock of the Company during the third quarter of 2006.

    We continue to rely upon proceeds realized from the issuance of notes payable and stock sold to an existing or potential shareholder to meet our funding requirements. Due to the lack of any significant revenues, we have relied upon proceeds from the sales of our common stock through private placements and the issuance of notes payable to meet our funding requirements. Funds raised by us in the third quarter of 2006, were spent primarily in connection with the settlement of all existing indebtedness of the Company.

    We have funded our cash needs for the nine months ended September 30, 2006 with a series of debt and equity transactions.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2006 and $100,000 for the two years thereafter.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our business plan.

Financing/Capital Commitments

    In connection with the proposed reverse merger, WiFiMed loaned $25,000 to the Company. The loan was secured by 3,000,000 shares of the Company common stock subject to the terms and conditions of a Stock Pledge Agreement and Promissory Note. On August 30, 2006, this proposed reverse merger transaction was terminated by mutual agreements of the Parties. Other than repayment of a $25,000 loan made by WiFiMed to DCA in connection with the proposed reverse merger, the agreement in principle does not provide for the payment of any termination penalties or fees as a result of termination.

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

Plan of Operation

    On November 15, 2006, we entered into a Plan of Exchange ("Agreement") between and among our Company, Liaoning Neng Fa Weiye Pipe Network Construction and Operation Co. Ltd., a corporation organized under the laws of the Peoples’ Republic of China (“Neng Fa”), the shareholders of Neng Fa (“Neng Fa Shareholders”) and Li Gang, our President and Director ("Mr. Li").

 Pursuant to the terms of the Agreement, we would acquire 100% of the capital stock of Neng Fa in exchange for an issuance by DGCP of 12,000,000 new shares of Common Stock to Neng Fa, which will give Neng Fa a 'controlling interest' in DGCP representing approximately 89.4% of the issued and outstanding shares of DGCP. Neng Fa will not convert these shares for one year but shall be allowed to use them towards a shareholder vote. The transaction will immediately close upon the approval of Board of Directors of DGCP and Neng Fa, respectively. Upon completion of the exchange, Neng Fa will be a 100% owned subsidiary of the Company, and we will cease all of our current remaining operations in favor of adoption and implementation of the business plan of Neng Fa.

Neng Fa's core business is the manufacture and sale of low voltage large calibre valves (LL Valves). Neng Fa supplies energy-efficient solutions to utilities networks in cities across China, including an energy-saving reconstruction of pipeline networks and contractual energy management. Based on the reputation of its brand and its proven manufacturing capability and experience, Neng Fa should have the ability to grow its business in the fields of energy-saving technological services and public utilities.

ITEM 3. CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining and disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    In June 2006, we agreed to reserve 3,000,000 shares of restricted common stock to secure a $25,000 promissory note from WiFiMed pursuant to the terms of our agreement in principle with WiFiMed and subject to completion of a definitive merger agreement. This transaction was exempt from registration under Section 4(2) of the Securities Act. However, on August 30, 2006, this proposed reverse merger transaction was terminated by mutual agreements of the Parties. Other than repayment of a $25,000 loan made by WiFiMed to DCA in connection with the proposed reverse merger, the agreement in principle does not provide for the payment of any termination penalties or fees as a result of termination.

    On September 15, 2006, The Company consummated a private sale of 29,100,000 shares of its Common Stock (the “Shares”) to Mr. Li Gang, a citizen of People's Republic of China ("Mr. Li"), pursuant to the terms and conditions of a Subscription and Stock Purchase Agreement, dated September 5, 2006. The aggregate purchase price for the Shares was $560,000 or approximately $.02 per share. This transaction was in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

    As a result of this transaction, Mr. Li owns approximately 58% of the issued and outstanding shares of the Company’s Common Stock.

    The Company utilized the proceeds from this sale to satisfy all existing indebtedness of the Company.

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

ITEM 5. OTHER INFORMATION

Termination with WiFiMed

    We terminated the proposed reverse merger transaction with WiFiMed by mutual agreements of the Parties on August 30, 2006. Other than repayment of a $25,000 loan made by WiFiMed to the Company in connection with the proposed reverse merger, the agreement in principle does not provide for the payment of any termination penalties or fees as a result of termination. The termination is more fully described in Item 2 of this Report and on Form 8-K filed September 1, 2006.

Plan of Exchange with Neng Fa

    As mentioned above, on November 15, 2006, we entered into a Plan of Exchange between and among our Company, Neng Fa, the Neng Fa Shareholders and Mr. Li. It is important to note that Mr. Li is also the President of Neng Fa and is an interested party to the transaction. Please refer to the Plan of Operation in Item 2 above for detailed information regarding this transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference or filed with this report as follows:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed in the third quarter of 2006

(1)
On September 1, 2006, the Company filed an 8-K report under Item 1.02, Termination of a Material Definitive Agreement reporting the termination of a proposed reverse merger transaction with WiFiMed, Inc.

(2)	On September 18, 2006, the Company filed an 8-K report to announce the private sale of 29,100,000 shares of the Company and the changes in the Company’s management.

     Reports on Form 8-K filed subsequent to the end of the quarter

(3)	On October 27, 2006, the Company filed an 8-K report to announce the appointment of a new director of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned authorized officers.

DIAGNOSTIC CORPORATION OF AMERICA
Date: November 11, 2006	/s/ Li, Gang
Li, Gang
President, Chief Executive Officer and Chairman of the Board of Directors