Form 10KSB
period 2006-12-31
Diagnostic CORP of America
filed 2007-04-12
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to

Commission file number 000-50155

DIAGNOSTIC CORPORATION OF AMERICA
(Name of Small Business Issuer in its Charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21-Jia Bei Si Dong Road, Tie Xi Qu
Shen Yang, P. R. China
(Address of Principal Executive Offices)

(8624) 2560-9750
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2006 were $5,269,013.

The aggregate market value of the voting stock on April 11, 2007 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $3,782,108 based upon the most recent sales price for such Common Stock on said date ($.51). On April 11, 2007, there were 31,527,328 shares of the Registrant’s Common Stock issued and outstanding, of which approximately 7,415,899 shares were held by non-affiliates.

Transitional Small Business Disclosure Format (check one):    ☐  Yes   ☒  No

Number of shares of common stock outstanding as of April 11, 2007: 31,527,328

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business.

History

As used in this Annual Report, the terms "we", "us", "our," the “Registrant,” “DGNA” and the "Company" means, Diagnostic Corp. of America, a Delaware corporation, formerly known as Global Broadcast Group, Inc., Galli Process, Inc. These terms also refer to our subsidiary corporation, Liaoning Neng Fa Weiye Pipe Network Construction and Operation Co. Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Neng Fa”) acquired in November 2006.

We were incorporated under the laws of the State of Delaware on October 31, 2000 as Galli Process, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity.

In August 2004, we activated a wholly owned subsidiary, Diagnostic Medical Partners, LLC, a Florida limited liability company (“DMP”) for the purpose of marketing and leasing diagnostic medical equipment. On November 12, 2004, we changed our name to Diagnostic Corporation of America to more accurately reflect our business at that time.

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

On November 15, 2006, we executed a Plan of Exchange ("Plan of Exchange"), between and among us, Neng Fa, the shareholders of Neng Fa (the "Neng Fa Shareholders") and Li Gang, our President and Director ("Mr. Li").

Pursuant to and at the closing of the Plan of Exchange, which occurred on November 30, 2006, we issued the Neng Fa Shareholders 12,000,000 shares of our common stock, or 89.4% of OUR then outstanding common stock, in exchange for all of the shares of capital stock of Neng Fa owned by the Neng Fa shareholders. Immediately upon the closing, Neng Fa became our 100% owned subsidiary, and we ceased all of our current remaining operations and adopted and implemented the business plan of Neng Fa.

Business Description of the Issuer

We are engaged in industrial valves manufacture and energy saving industry since the acquisition of Neng Fa. Our three core businesses combine and complement each other to constitute our enterprise value, including valve business, contractual energy management and pipeline networks reconstruction.

At present, our valve business holds a leading position in China. We intend to continue to introduce products in existing markets by enhancing our preferred brands, developing new complementary products, and continually improving merchandising in both the public utilities projects and wholesale distribution channels. We continually target selected new product and geographic markets based on growth potential, including our ability to leverage our existing distribution channels. Additionally, we continually leverage our distribution channels through the introduction of new products, as well as the integration of existing brand products. Our products are sold to wholesale distributors, municipal projects for pipeline networks and original equipment manufacturers (OEMs). Most of our sales are for products that have been approved under regulatory standards incorporated into state and municipal plumbing, heating, building and fire protection codes in China. We have consistently advocated the development of energy saving technology and are committed to providing products to meet these standards. Additionally, our manufacturing facilities are ISO 9001 certified by the International Organization for Standardization. We have been the member of Chicago Climate Exchange since 2006. Based on the reputation of our brand and our proven manufacturing capability and experience, we are continually growing our business in the fields of energy-saving technological service and public utilities, covering water supply, sewage systems, coal mine, natural gas fields, power plants, petroleum and chemistry industries.

We also supply energy-efficient solutions to utilities networks in cities across China, including energy-saving reconstruction of pipeline networks and contractual energy management, by employing our patented low voltage and large calibre valves. We expect Contractual Energy Management and Pipeline Networks Reconstruction will become our main development directions in the future. This constitutes our new multiplied operation system which is expected to realize the long-term profitability and steady growth. The gross margin of energy-efficient management and service is estimated to be pegged at 50 to 60%

Products

Low-Voltage, Large-Calibre Valves (LL Valves)

These valves are driven hydraulically and, under normal conditions, open and close at an average speed of 10m per minute. In abnormal circumstances such as a power failure or accident, the plate adapts to open or close in a two-stage process of “quick” or “slow”, depending upon the demands of the situation. This type of valve is suited to pumped sewage and hydro-technical systems.

Liquid-Control Flow-Checking Butterfly Valves

This system is controlled wholly by liquid, a process which reduces its energy consumption. The electrical components of this system are controlled by a computer which delivers a digital display and remote signal providing for a higher accuracy of control. This value utilizes a double eccentric structure which ensures good secure sealing, low friction, and longevity.

Vacuum Butterfly Valves

This valve combines the strengths of two technologies - the single stage vacuum valve of Kryston of the U.S.A. and the two stage vacuum valve of the Masakazu Company of Japan. This product meets the demand of the local market and replaces any formerly imported technologies. The vacuum butterfly valve is the key component to the pneumatic water supply system of a power station as the cutter between condenser and small compressor.

Flow-Regulating Valves

This valve controls the media flow in pipelines so as: to regulate the pressure difference of throttling flow and back-pressure, to maximize flow status, and to reduce gas erosion. Its control system is compact and highly sensitive. It provides for a complete operations display and anti-disturbance component and high automation. This valve system provides continuous feedback signals indicating the piston’s actually position.

Hydro Turbine Liquid-Control Butterfly Valves

Currently in research and development, this will be one of the larges valves in China, situated in the hydro power station in Fujian Ningde Hongkou Hydropower Station. Its technology combines a finite analysis method and CAD design tools to optimize its reliability. This valve controls the media flow and pressure in pipelines. It is a key technological component in the control of flow to hydropower turbines.

Customers and Markets

We sell our products to plumbing, heating and mechanical wholesale distributors, municipal projects for pipeline networks and OEMs.

Our largest customer, Nengfa Weiye Tieling Femen Co., Ltd., a related party, accounted for approximately $2,971,183, or 56%, of our total net revenues in 2006. Our top three customers accounted for approximately $4,887,108, or 93%, of our total net revenues in 2006.

Marketing and Sales

We intend to continue to introduce products in existing markets by enhancing our preferred brands, developing new complementary products, and continually improving merchandising in both the public utilities projects and wholesale distribution channels. Most of our products are customized to meet customers' specific requirements. We are also to increase our revenues and profitability and expand our markets through implementation of our diversified marketing strategies that will increase market share for our existing product lines.

❖	Benefit Sharing Strategy

This strategy targets the clients with good credit. We cover part of the construction cost to help the clients to set up energy saving pipeline networks. The profits generated from energy saving are shared by the clients and us during the contract period. The clients will keep all the equipments and continue to be beneficial from energy saving at the end of the contract. This strategy is good for us to boom the market with moderate risk.

❖	Volume Guaranteed Strategy

This strategy also targets the clients with good credit. The volume of energy saving is guaranteed by our full investment in the pipeline networks. We take the profit from energy saving to reimburse our investment before we share the profit with the client. The clients will keep all the equipments and continue to be beneficial from energy saving at the end of the contract.

❖	Networks Reconstruction

This strategy targets the clients with good knowledge about energy saving industry. The clients understand the importance of energy saving and agree to retain us to reconstruct their existing pipeline networks. We provide a complete solution including networks design, construction, quality control and maintenance. Our profits are generated from products sales and services provided. The downside is we fail to gain the profits from energy saving.

❖	Energy Management Service

We provide energy management services to the clients who fail to get the expected results from their existing energy saving system. Our experts will assist the clients to maximize the benefit from their existing system, including the on-site training for their employees in connection with management regulation, equipment operation and maintenance.

Manufacturing

We have integrated and automated manufacturing capabilities, including iron foundries, machining, plastic injection molding and assembly operations. We have mechanical processing capacity of 20,000 tons and welding capacity of 20,000 tons. There are a maximum of 50 tons for the single work piece. We have the capacity of Casting iron 40000 tons, casting copper 10000 tons and casting steel 10,000 tons. We have maximum casting capacity 35tons for the single work piece. Our foundry operations include metal pouring systems, automatic core making, iron and steel forging and die-castings. Our machining operations feature computer-controlled machine tools, high-speed chucking machines with robotics and automatic screw machines for machining bronze, brass and steel components. We have invested heavily in recent years to expand our manufacturing base and to ensure the availability of the most efficient and productive equipment. We are committed to maintaining our manufacturing equipment at a level consistent with current technology in order to maintain high levels of quality and manufacturing efficiencies.

Raw Materials

We require substantial amounts of raw materials to produce our products, including cast iron, steel, bronze, brass, and plastic, and substantially all of the raw materials we require are purchased from outside sources. We have experienced increases in the costs of certain raw materials, particularly copper. Additionally, we expects to reduce or eliminate the effect of the cost increases by improving our efficiency in production, and devoting more time and effort to develop new products.

Code Compliance

Products representing a majority of our sales are subject to regulatory standards and code enforcement which typically require that these products meet stringent performance criteria. Standards are established by such industry test and certification organizations as Ministry of Mechanical and Electronic Engineering of China, the American Society of Mechanical Engineers (A.S.M.E.), the Canadian Standards Association (C.S.A.), the Japanese Standards Association (J.S.A.), the International Association of Plumbing and Mechanical Officials (I.A.P.M.O.), Factory Mutual (F.M.), and Underwriters Laboratory (U.L.). These standards are incorporated into state and municipal plumbing and heating, building and fire protection codes.

We maintain stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements.

We believe that product-testing capability and investment in plant and equipment is needed to manufacture products in compliance with code requirements. Additionally, a majority of our manufacturing facilities are ISO 9001 certified by the International Organization for Standardization.

Product Development and Engineering

We maintain our own product development, design teams, and testing laboratories in China that continuously work to enhance our existing products and develop new products. We maintain sophisticated product development and testing laboratories. Research and development costs were approximately 1.8% of revenue, included in selling, general, and administrative expense for the period from inception to December 31, 2006.

Competition

The domestic and international markets for industrial valves and energy saving industry are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. We consider brand preference, engineering specifications, price, technological expertise, delivery times and customization to be the primary competitive factors. We believe that new product development and product engineering are also important to success in the energy saving industry and that our position in the industry is attributable in part to our ability to develop new and innovative products quickly and to adapt and enhance existing products. We continue to develop new and innovative products to enhance market position and are continuing to implement manufacturing, contractual energy management and pipeline networks reconstruction programs to reduce costs. We cannot be certain that our efforts to develop new products will be successful or that our customers will accept our new products. Although we own certain patents and trademarks that we consider to be of importance, we do not believe that our business and competitiveness as a whole are dependent on any one of our patents or trademarks or on patent or trademark protection generally.

RISK FACTORS.

We face intense competition and, if we are not able to respond to competition in our markets, our revenues may decrease.

Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. We encounter intense competition in all areas of our business. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventories and their transaction costs. To remain competitive, we will need to invest continually in manufacturing, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position. In addition, we anticipate that we may have to reduce the prices of some of our products to stay competitive, potentially resulting in a reduction in the profit margin for, and inventory valuation of, these products. Some of our competitors are based in foreign countries and have cost structures and prices in foreign currencies.

Reductions or interruptions in the supply of raw materials and increases in the costs of raw materials could reduce our profit margins and adversely affect our ability to meet our customer delivery commitments.

We require substantial amounts of raw materials, including bronze, brass, cast iron, steel and plastic and substantially all of the raw materials we require are purchased from outside sources. The availability and costs of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We typically do not enter into long-term supply agreements. Additionally, approximately 52% of our total purchasing is from one vendor. If there is an interruption in delivery, this could have a negative effect on our financial results. Our inability to obtain adequate supplies of raw materials for our products at favorable costs, or at all, could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. During 2006, the costs of many of these raw materials were at the highest levels that they have been in many years. We may continue to experience further cost increases of these materials. In 2006, cost increases in raw materials were not completely recovered by increased selling prices or other product cost reductions. If we are not able to reduce or eliminate the effect of these cost increases through lowering other costs of production or successfully implementing price increases to our customers, such cost increases from our vendors could continue to have a negative effect on our financial results.

Implementation of our marketing strategies may not be successful, which could affect our ability to increase our revenues or our profitability.

We expected to increase our revenues and profitability and expand our markets through the implementation of our marketing strategies. We cannot be certain that we will be able to successfully implement our marketing strategies. In particular, we expect that management will continue to devote a significant amount of time and effort in 2007 to improve the operational results, including improvements in our profitability, customer satisfaction and revenue growth rate. If we are not successful in implementing these improvements, our financial results may be negatively affected.

We are subject to risks related to product defects, which could result in product recalls and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated due to the unenforceability of liability limitations.

We maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products. However, we cannot be certain that our testing will reveal latent defects in our products or the materials from which they are made, which may not become apparent until after the products have been sold into the market. We also cannot be certain that our suppliers will always eliminate latent defects in products we purchase from them. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers and we may lose market share with our customers. Our insurance policies may not cover the costs of a product recall.

Our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, improper installation, alteration, accident or mishandling while in the possession of someone other than us. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional operating expenses if our warranty provision does not reflect the actual cost of resolving issues related to defects in our products. If these additional expenses are significant, it could adversely affect our business, financial condition and results of operations.

Down economic cycles could have an adverse effect on our revenues and operating results.

We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles. The businesses of most of our customers, particularly plumbing and heating wholesalers and manufacturers, are cyclical. Therefore, the level of our business activity has been cyclical, fluctuating with economic cycles.

Our assets are located in China and its revenues are derived from its operations in China

       In terms of industry regulations and policies, the economy of China has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of State-owned Land Use Rights. The granting process is typically based on government policies at the time of granting and it could be lengthy and complex. This process may adversely affect our future manufacturing expansions. The Chinese government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. At present, our development of research and development technologies and products is subject to approvals from the relevant government authorities in China. Such governmental approval processes are typically lengthy and complex, and never certain to be obtained.

Political and economic risks

       China is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the stage of change. China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and adversely affect our performance.

Risks related to interpretation of China laws and regulations which involves significant uncertainties

       China’s legal system is based on written statutes and their interpretation by the Supreme People’s Court. Prior court decisions may be cited for reference but have limited value as precedents. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. In addition, as the Chinese legal system develops, we cannot assure that changes in such laws and regulations, and their interpretation or their enforcement will not have a material adverse effect on our business operations.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC.

Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still subject to certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

We are a FIE to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

If we cannot continue operating our manufacturing facilities at current or higher utilization levels, our results of operations could be adversely affected.

The equipment and management systems necessary for the operation of our manufacturing facilities may break down, perform poorly or fail, resulting in fluctuations in our ability to manufacture our products and to achieve manufacturing efficiencies. We operate a number of manufacturing facilities, all of which are subject to this risk, and such fluctuations at any of these facilities could cause an increase in our production costs and a corresponding decrease in our profitability. We also have a vertically-integrated manufacturing process. Each segment is dependent upon the prior process and any breakdown in one segment will adversely affect all later components. Fluctuations in our production process may affect our ability to deliver products to our customers on a timely basis. Our inability to meet our delivery obligations could result in a loss of our customers and negatively affect our business, financial condition and results of operations.

If we experience delays in introducing new products or if our existing or new products do not achieve or maintain market acceptance and regulatory approvals, our revenues and our profitability may decrease.

Our failure to develop new and innovative products or to custom design existing products could result in the loss of existing customers to competitors or the inability to attract new business, either of which may adversely affect our revenues. Our industry is characterized by:

•	intense competition;

•	changes in specifications required by our customers, plumbing codes and/or regulatory agencies;

•	technically complex products; and

•	constant improvement to existing products and introductions of new products.

We believe our future success will depend, in part, on our ability to anticipate or adapt to these factors and to offer, on a timely basis, products that meet customer demands and the requirements of plumbing codes and/or regulatory agencies. The development of new or enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing or other difficulties, such as an inability to attract a sufficient number of experienced engineers that could delay or prevent our development, introduction, approval or marketing of new products or enhancements and result in unexpected expenses. Such difficulties could cause us to lose business from our customers and could adversely affect our competitive position; in addition, added expenses could decrease the profitability associated with those products that do not gain market acceptance.

Environmental compliance costs and liabilities could increase our expenses or reduce our profitability.

Our operations and properties are subject to extensive and increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and disposal and workplace safety. Such laws and regulations can impose substantial fines and sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We could be required to halt one or more portions of our operations until a violation is cured. We could also be liable for the costs of property damage or personal injury to others. Although we attempt to operate in compliance with these environmental laws, we may not succeed in this effort at all times. The costs of curing violations or resolving enforcement actions that might be initiated by government authorities could be substantial.

Third parties may infringe our intellectual property and we may expend resources enforcing our rights or suffer competitive injury.

We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We may be required to spend resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. We have been limited from selling products from time-to-time because of existing patents.

The loss of a major customer could have an adverse effect on our results of operations.

Our largest customer, Nengfa Weiye Tieling Femen Co., Ltd., a related party ("Femen"), accounted for approximately $2,971,183, or 56%, of our total net sales for the year ended December 31, 2006. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders for our products from Femen and other customers. A significant reduction in orders from, or change in terms of contracts with, Femen or other significant customers could have a material adverse effect on our future results of operations.

One of our stockholders can exercise substantial influence over us.

As of April 11, 2007, Li, Gang, Chairman of our board of directors and our President, beneficially owned approximately 58.02% of our outstanding shares of common stock, which represents approximately 58.02% of the total outstanding voting power. As long as Mr. Li controls shares representing at least a majority of the total voting power of our outstanding stock, Mr. Li will be able to unilaterally determine the outcome of most stockholder votes, and other stockholders will not be able to affect the outcome of any such votes.

Employees

As of December 31, 2006, there are 378 employees working in our subsidiary located in China, including 4 executives, 21 project managers, 36 technicians, 317 common staff. 84% of the managers have bachelor degrees or above.

Reports to Security Holders

We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to security holders. If we should choose to create an annual report, it will contain audited financial statements. We intend to file all of our required information with the SEC. We plan to file our Forms 10-KSB, 10-QSB, and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that are filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by us with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

Item 2. Description of Property

Our main operation is located at 118 Guang Yu St., Yin Zhou District, Tie Ling City, Liao Ning Province, People’s Republic of China, which is leased from a related party for a payment of approximately $37,500 per year. The lease is renewed every year automatically at the expiration date. The leased property covers a total area of 113,355 square feet, of which approximately 91,000 square feet used for factory, and 22,000 square feet used for office. This space is adequate for our present and planned future operations. No other businesses operate from this office.

Item 3. Legal Proceedings

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Trading Market for Common Equity

Our common stock, $.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGNA.OB”. The following table sets forth the high and low bid prices posted on the OTC Bulletin Board for our Common Stock for the years ended December 31, 2006 and 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2005:	High	Low
3/31/2005	$26.25	$25.55
6/30/2005	$6.30	$5.60
9/30/2005	$3.50	$3.50
12/31/2005	$1.75	$1.58

Year Ended December 31, 2006:	High	Low
3/31/2006	$10.50	$6.30
6/30/2006	$5.60	$3.50
9/30/2006	$2.45	$2.45
12/31/2006	$0.51	$0.51

Year Ended December 31, 2007:	High	Low
3/31/2007	$0.51	$0.51

On October 16, 2006, there was a 1 for 35 reverse split effected.

Dividends

Since inception of DGNA, we have not paid cash dividends on our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payments of cash dividends in the future will be dependent upon, among other things, the amount of funds available therefore, our earnings, financial condition, capital requirements, and other factors which the Board of Directors deems relevant.

Number of Holders

As of April 11, 2007, we had 1,660 common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a)
On September 15, 2006, we consummated a private sale of 29,100,000 shares of our restricted common stock to Mr. Li Gang, pursuant to the terms and conditions of a Subscription and Stock Purchase Agreement, dated September 5, 2006. The aggregate purchase price for the Shares was $560,000 or approximately $.02 per share.

(b)
In November 30, 2006, we issued the Neng Fa Shareholders 12,000,000 shares of our common stock in exchange for all of the shares of capital stock of Neng Fa owned by the Neng Fa shareholders, pursuant to Plan of Exchange, dated November 15, 2006.

(c)	In December 27, 2006, we issued 17,100,000 shares of our restricted common stock to existing shareholders in exchange for conversion of shareholders loan in the amount of $4,240,506.

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

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW 6th Street, Suite 216, Plantation, Florida 33324.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We derive revenues from the production of products and provision of engineering services. We recognize its revenues net of related business taxes and value added taxes (“VAT”). We are subject to VAT which is levied on the majority of the products of Neng Fa at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by us in addition to the invoiced value of purchases to the extent not refunded for export sales.

In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, we recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)  Sale of products

We recognize revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. Because the majority of products are customized to meet customer’s specifications, no product returns have occurred and hawse have recorded no reserve for sales returns for the year ended December 31, 2006.

(b) Service revenue

Service revenue is primarily derived from engineering and technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

(c) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Inventory

Inventories include material, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. We periodically review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2006, we did not record an allowance for obsolete inventories, nor have there been any write-offs.

Property, Plant, and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	3 - 20 years	5%
Furniture, fixture and equipment	5 - 8 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

RESULTS OF OPERATIONS FOR THE PERIOD FROM FEBRUARY 8, 2006 (INCEPTION) TO DECEMBER 31, 2006

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Revenues

      Gross revenues were $5,269,013 for the year ended December 31, 2006, of which $4,787,915 from production of valves components, and $481,098 generated by provision of valves improvement, maintenance and engineering service. We recognized revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. Because the majority of products are customized to meet customer’s specifications, no product returns have occurred and hawse have recorded no reserve for sales returns for the year ended December 31, 2006. Service revenue is primarily derived from engineering and technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

Income / Loss

We had net income of $790,961 for the year ended December 31, 2006, primarily attributable to the gross profit of $1,441,187 and our effort on operating expense control.

We expect to continue the profitability during fiscal year 2007 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and there can be no assurance for the achievement and any revenue growth will take place in the future.

Expenses

    Operating expenses for the year ended December 31, 2006 were $289,261, due primarily to the consulting and professional fee of $79,183 in connection with the audit in 2006, and accrued Selling, General and Administrative expenses of $210,078, of which $22,900, or approximately 10% of total, were in connection with selling expenses, $99,000, or approximately 47% or total, were insurance expenses.

Cost of Sales

    Cost of sales consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the provision of services. Product delivery and direct labor would be examples of cost of sales items. During the year ended December 31, 2006, we had $3,827,826 in cost of revenue, of which $3,597,911 in connection with production, or approximately 75% of sales revenues, and $229,915 in connection with services provided, or approximately 48% of service revenue.

The markups typically range between 20-30% in valve production industry. The cost of production as a percentage of sales revenue was normal during the period, compared to industry ratio. Simultaneously, the cost of services as a percentage of services revenue was low due to good profit margin existing in value-added services. We expect to lower the cost of revenue by devoting more time and effort to the segment of valves improvement, maintenance and engineering services in 2007.

Impact of Inflation

    We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

    Cash flows used in operating activities were $1,225,750 for the year ended December 31, 2006. Negative cash flows from operations in 2006 were due primarily to the increase in accounts receivable by $1,398,031 and inventories by $1,812,184, partially offset by the increase in accounts payable by $676,898 and income tax payable by 378,069 in this period.

    Cash flows used in investing activities were $16,125 for the year ended December 31, 2006, which were due primarily to the purchase of property and equipment of in the period.

    Cash flows provided by financing activities were $1,996,529 for the year ended December 31, 2006, which included proceeds from shareholder loans of $1,872,159 and capital contribution of $124,370 required by Chinese corporation laws.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,500,000 in working capital during 2007 and $2,000,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through December 31, 2006 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $796,944 on hand and a working capital of $3,032,268 as of December 31, 2006. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,500,000 to sustain operations through year 2007 and approximately $2,000,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

ཙ	Curtail new product launches

ཙ	Limit our future marketing efforts to areas that we believe would be the most profitable.

    Demand for the products and services will be dependent on, among other things, market acceptance of our products, industrial valves market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

    Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We manufacture and sell industrial valves to factories and wholesale buyers and provide valves improvement, maintenance and engineering services. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products.

Item 7. Financial Statements.

The consolidated financial statements include the accounts of Neng Fa, our wholly owned subsidiary. The following selected financial data for the year ended December 31, 2006 is derived from our consolidated financial statements, and should be read in conjunction with the consolidated financial statements and related notes presented as a separate section commencing on page F-1.

Balance Sheet	As of December 31 2006

Total Assets	$6,479,535
Total Liabilities	1,251,755
Total Stockholders’ Equity	5,227,780
Total Liabilities and Stockholders’ Equity	6,479,535

Statements of Operations	For to the year ended December 31, 2006

Total Operating Expenses	$289,261
Other Income	17,104
Net Income for Period	790,961
Net Income per Common Share	0.20
Weighted Average Common Shares Outstanding	3,877,328

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
Diagnostic Corporation of America
(Formerly A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Diagnostic Corporation of America (formerly a development stage company) and its subsidiary (“the Company”) as of December 31, 2006 and the related consolidated statement of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2006. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diagnostic Corporation of America (formerly a development stage company) as of December 31, 2006 and the results of operations and cash flows for the year ended December 31, 2006 and in conformity with accounting principles generally accepted in the United States of America.

/s/ Zhong Yi (Hong Kong) C.P.A. Company Limited
Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
April 12, 2007

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

2006
ASSETS
Current assets:
Cash and cash equivalents	$796,944
Accounts receivable, trade	1,398,031
Inventories	1,812,184
Prepayments and deposits	276,864

Total current assets	4,284,023

Plant and equipment, net	2,195,512

TOTAL ASSETS	$6,479,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$676,898
Customer deposits	17,661
Other payables and accrued liabilities	153,256
Income tax payable	378,069
Value added tax payable	25,871

Total current liabilities	1,251,755

TOTAL LIABILITIES	1,251,755

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 30,527,328 shares issued and outstanding	30,527
Additional paid-in capital	4,335,932
Statutory reserve	115,139
Accumulated other comprehensive income	70,360
Retained earnings	675,822

Total stockholders’ equity	5,227,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,479,535

See accompanying notes to consolidated financial statements.

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

2006

OPERATING REVENUES:
Products	$4,787,915
Service	481,098
Total operating revenues	5,269,013

COST OF REVENUES:
Cost of products	3,597,911
Cost of service	229,915
Total cost of revenues	3,827,826

GROSS PROFIT	1,441,187

OPERATING EXPENSES:
Consulting and professional fee	79,183
General and administrative	210,078
TOTAL OPERATING EXPENSES	289,261

OTHER INCOME:
Other income	15,481
Interest income	1,623
Total other income	17,104

INCOME FROM OPERATIONS	1,169,030

Income tax expense	(378,069)

NET INCOME	$790,961

Accumulated other comprehensive income:
- Foreign currency translation gain	70,360

COMPREHENSIVE INCOME	$861,321

Net income per share - Basic and diluted	$0.20

Weighted average number of shares outstanding during the year - Basic and diluted	3,877,328

See accompanying notes to consolidated financial statements.

DIAGNOSTIC CORPORATION OF AMERICA (Formerly A Development Stage Company) CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006 (Currency expressed in United States Dollars (“US$”))

2006
Cash flows from operating activities:
Net income	$790,961
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	188,613
(Increase) decrease in operating assets:
Accounts receivable	(1,398,031)
Inventories	(1,812,184)
Prepayments and deposits	(276,864)
Increase (decrease) in operating liabilities:
Accounts payable	676,898
Customer deposits	17,661
Other payables and accrued liabilities	153,256
Income tax payable	378,069
Value added tax payable	25,871
Net cash used in operating activities	(1,255,750)

Cash flows from investing activities:
Purchase of plant and equipment	(16,125)
Net cash used in investing activities	(16,125)

Cash flows from financing activities:
Proceeds from and additions to shareholder loans	1,872,159
Capital contribution to paid-in capital	124,370
Net cash provided by financing activities	1,996,529

Foreign currency translation adjustment	70,360

NET CHANGE IN CASH AND CASH EQUIVALENTS	795,014

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,930

CASH AND CASH EQUIVALENTS, END OF YEAR	$796,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-
Cash paid for interest expenses	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Plant and equipment in exchange for loan due to owners	$2,237,001
Conversion of debt-to-equity	$4,240,506

See accompanying notes to consolidated financial statements.

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

	Common stock
	No. of share	Amount	Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	(Accumulated deficit) / retained earnings	Total Equity

Balance as of January 1, 2006	1,427,328	1,427	2,040,885	-	-	(2,040,729)	1,583
Issuance of new shares in reverse acquisition	12,000,000	12,000	112,370	-	-	-	124,370
Recapitalization	-	-	(2,040,729)	-	-	2,040,729	-
Conversion of debt-to-equity	17,100,000	17,100	4,223,406	-	-	-	4,240,506
Foreign currency transactions adjustment	-	-	-	70,360	-	-	70,360
Net income for the year	-	-	-	-	-	790,961	790,961
Transfer of retained earnings to statutory reserve	-	-	-	-	115,139	(115,139)	-

Balance as of December 31, 2006	30,527,328	$30,527	$4,335,932	$70,360	$115,139	$675,822	$5,227,780

See accompanying notes to consolidated financial statements.

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

1.  ORGANIZATION AND BUSINESS BACKGROUND

Diagnostic Corporation of America (“DGNA” or the “Company”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to “Global Broadcast Group, Inc.”. On November 12, 2004, the Company further changed its name to “Diagnostic Corporation of America”.

DGNA was considered a development stage company and its principal activity is seeking and consummating a merger or acquisition opportunity with a business entity organized as a private corporation, partnership, or sole proprietorship as defined by Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. DGNA did not generate revenues from any business operations from its inception.

On September 15, 2006, DGNA consummated a private sale of 29,100,000 shares of its common stock to Mr. Li Gang (“Mr. Li”), a citizen of the People's Republic of China ("PRC"). This transaction was considered a change of major control and Mr. Li owns approximately 58% of the issued and outstanding shares of DGNA’s common stock. On the same date, the Board of Directors approved the granting authorization to effect a reverse stock split of the Company’s common stock at a ratio of one-for-thirty five (1:35). The one-for-thirty five reverse stock split became effective on the same date. As a result, the total number of issued and outstanding shares was reduced from 49,922,871 to 1,427,328 shares and par value of its common stock was unchanged at $0.001. This is inclusive of issuance of 960 shares of common stocks as fractional shares. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

Also in connection with this private sale, DGNA appointed two new directors, Mr. Li and Ms. Wang Lihua, to the Company’s Board of Directors. Furthermore, concurrent with the closing of this transaction, all of the Company’s former officers resigned from their positions and Mr. Li was appointed as the new chief executive officer, Ms. Wang Lihua as the new chief financial officer.

On November 30, 2006, DGNA completed a stock exchange transaction with the equity owners of Liaoning Neng Fa Weiye Pipe Network Construction and Operation Co. Ltd. (“Neng Fa”), whereby 12,000,000 shares of the Company’s common stock were issued to the equity owners of Neng Fa in exchange for 100% of the equity ownership in Neng Fa. Neng Fa was organized and existing under the laws of the Peoples’ Republic of China on February 8, 2006 and Mr. Li owns 60% of Neng Fa. As a result of the stock exchange, the former owners of Neng Fa own 89.4% of the issued and outstanding shares of the Company.

Neng Fa is a valves manufacturer and involves in the production of a variety of industrial valve components, which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemistry industries. All the customers are located in the PRC.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby Neng Fa is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Neng Fa, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction. The Company is deemed to be a continuation of the business of Neng Fa. Accordingly, the accompanying consolidated financial statements include the following:

(1) the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2) the financial position, results of operations, and cash flows of the acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

DGNA and Neng Fa are hereinafter referred to as (“the Company”).

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary, Neng Fa.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Revenue recognition

The Company derives revenues from the sale of self-manufactured products and provision of engineering services. The Company recognizes its revenues net of related business taxes and value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products of Neng Fa at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)  Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the year ended December 31, 2006.

(b) Service revenue

Service revenue is primarily derived from engineering and technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

(c) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the provision of services.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2006, the Company did not record an allowance for doubtful accounts, nor have there been any write-offs.

●	Inventories

Inventories include material, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	3 - 20 years	5%
Furniture, fixture and equipment	5 - 8 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

●	Impairment of long lived assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of’, a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

●	Research and development costs

Research and development costs are expensed when incurred in the development of new processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $24,405 of such costs for the year ended December 31, 2006.

●	Advertising cost

The Company expenses advertising costs are accounted for in accordance with SOP 93-7 “Reporting for Advertising Costs”. No advertising expense was incurred for the year ended December 31, 2006.

●	Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Product warranty

Under the terms of the contracts, the Company will provide a product warranty to its customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into maintenance contracts. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the consolidated statement of operations for the year ended December 31, 2006.

●	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128,“Earnings per Share”. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

●	Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”). Transactions denominated in currencies other than U.S. dollar at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the consolidated statement of operation and comprehensive income.

The Company’s subsidiary maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted. In general, for consolidation purposes, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. A material related party transaction has been identified in the preparation of in the financial statements (See Note 13).

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. Neng Fa currently operates two business segments in Tieling City, Liaoning Province, the PRC, production of valves components and provision of valves improvement, maintenance and engineering service.

●	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, accounts payable and accruals.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

●	Recently issued accounting standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting changes in Interim Financial Statements—An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 04-13,“Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments-an amendment of FASB Statements 133 and 140”, which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to bifurcated, if the holder elects to account for the whole instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcated, if the holder elects to account for the whole instrument on a fair value basis. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for the Company in the current fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SAB 108 but does not believe that the application of SAB 108 would have a material effect on its financial position, cash flows nor results of operations.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company starting January 1, 2008. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position, cash flows and results of operations.

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

3. ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of December 31, 2006.

4. INVENTORIES

Inventories as of December 31, 2006 consist of the following:

2006

Raw materials	$269,759
Work-in-progress	701,206
Finished goods	841,219
$1,812,184

For the year ended December 31, 2006, no provision for obsolete inventories was recorded by the Company.

5. PREPAYMENTS AND DEPOSITS

Prepayments and deposits as of December 31, 2006 consist of the following:

2006

Supplier deposits	$266,183
Advances to staff	10,681
$276,864

6. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2006 consists of the following:

2006

Plant and machinery	$2,351,240
Furniture, fixture and equipment	32,885
2,384,125
Less: accumulated depreciation	(188,613)
Plant and equipment, net	$2,195,512

Depreciation expense for the year ended December 31, 2006 was $188,613.

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

7. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of December 31, 2006 consist of following:
2006

Rental payable	$35,200
Government levies payable	7,295
Welfare payable	59,495
Accrued expenses	51,266
$153,256

8. INCOME TAXES

The Company is registered in the United States of America and has operations in 2 tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the year ended December 31, 2006.

The components of (loss)/income before income taxes separating U.S. and PRC operations are as follows:

2006

Loss subject to U.S. operation	$(9,662)
Income subject to PRC operation	1,178,692

Income before income taxes	$1,169,030

United States of America

The Company is registered in the State of Delaware and is subjected to United States of America tax law.

As of December 31, 2006, the U.S. operation had $9,662 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2027. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s subsidiary, Neng Fa is subject to taxes in the PRC. Pursuant to the PRC Income Tax Laws, Neng Fa is generally subject to enterprise income tax (“EIT”) at a statutory rate of 33% (30% national income tax plus 3% local income tax).

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the year ended December 31, 2006 is as follows:

2006

Income before income taxes	$1,178,692
Statutory income tax rate	33%
388,968
Expenses not deductible for tax purposes:
- Provisions	(10,899)

Income tax expense	$378,069

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2006:

2006

Deferred tax assets:
- Net operating loss carryforwards	$3,382
- Accrued liabilities	10,899
Total deferred tax assets	14,281
Less: valuation allowance	(14,281)

Deferred tax assets	$-

As of December 31, 2006, valuation allowance of $14,281 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

9. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction on November 15, 2006, the weighted average number of common stocks issued and out outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition as more fully described in Note 1.

The Company has retrospectively adjusted the weighted average number of common stocks outstanding by deeming that the one-for-thirty five (1:35) reverse stock split effected on September 15, 2006 had occurred as of the beginning of the earliest period presented.

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

The following table sets forth the computation of basic and diluted net income per share for the year indicated:

2006
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic net income per share	$790,961

Denominator:
- Weighted average ordinary shares outstanding	2,181,365
- Stock issued for debt-to-equity conversion	1,695,963
- Shares used in computing basic and diluted net income per share	3,877,328

Basic and diluted net income per share	$0.20

10. CAPITAL TRANSACTIONS

1)
On September 15, 2006, the Company effected a one-for-thirty five (1:35) reverse stock split of the outstanding shares of the Company’s common stock. The number of outstanding shares of the Company’s common stock was reduced from 49,922,871 to 1,427,328 shares and par value of its common stock was unchanged at $0.001.

2)	On November 30, 2006, the Company completed a stock exchange transaction with the equity owners of Neng Fa and a total of 12,000,000 shares of common stock were issued.

3)
On December 27, 2006, pursuant to a loan conversion agreement dated December 10, 2006, the Company issued 17,100,000 shares of its common stock to convert a shareholders loan of $4,240,506 to equity, at a price of $0.25 per share.

11. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiary, Neng Fa are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Neng Fa is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $85,288 for the year ended December 31, 2006.

12. STATUTORY RESERVES

Under the PRC Company Law, the Company’s operating subsidiary, Neng Fa is required to make appropriations to the statutory reserve, based on after-tax net income and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of Neng Fa’s registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective to the employees and is non-distributable other than in liquidation.

For the year ended December 31, 2006, Neng Fa contributed $115,139 to statutory reserve. As of December 31, 2006, the balance of the retained earnings amounted to $675,822.

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

13.  RELATED PARTY TRANSACTIONS

On February 8, 2006, the three individual owners of Neng Fa completed an asset transfer transaction with Neng Fa whereby they agreed to transfer $2,237,001 worth of plant and equipment to Neng Fa in exchange for a shareholders loan. Prior to February 8, 2006, these plant and equipment were idle and not under any commercial operation. The term of the shareholders loan was interest free, unsecured and repayable on demand. On December 27, 2006, DGNA issued shares of its common stock to convert the loan to equity, as more fully described in note 10.

14. SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: production of valves components and provision of valve improvement and engineering services. The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the year ended December 31, 2006. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the year ended December 31, 2006:

	Production segment	Service segment	Total

Operating revenues	$4,787,915	$481,098	$5,269,013
Cost of revenues	3,597,911	229,915	3,827,826
Gross profit	1,190,004	251,183	1,441,187
Depreciation	177,296	11,317	188,613
Net income	703,955	87,006	790,961
Total assets	6,090,763	388,772	6,479,535
Expenditure for long-lived assets	$15,158	$967	$16,125

15. CONCENTRATION AND RISK

(a) Major customers and vendors

For the year ended December 31, 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

DIAGNOSTIC CORPORATION OF AMERICA
(Formerly A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”))

For the year ended December 31, 2006, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:
Customers	Revenues			Accounts Receivable
Customer A	$2,971,183	56%		$192,775
Customer B	617,823	12%		141,992
Customer C	1,298,102	25%		958,721

Total:	$4,887,108	93%	Total:	$1,293,488
Vendors	Purchases			Accounts Payable

Vendor A	$2,277,489	59%		$135,347

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

16. COMMITMENT AND CONTINGENCIES

The Company rented offices under a non-cancelable operating lease agreement. Based on the current rental lease agreement, the future minimum rental payments required as of December 31, 2006 are as follows:

Year ending December 31:

2007	$3,149

For the year ended December 31, 2006, rental expense was $34,635.

17.  SUBSEQUENT EVENT

On January 26, 2007, the Company issued 1,000,000 shares of common stock at par value to an independent consultant for the service rendered for business advisory services valued at $.30 per share for a service period of 6 months, expiring on June 30, 2007. The share price was $0.51 on January 7, 2007 as the date of the contract.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 11, 2007, our Board of Directors approved to dismiss Rotenberg & Co., LLP as our independent auditor, and dismiss Lake & Associates, CPA's LLC as our independent auditor in connection with the review for the interim period from July 1, 2006 to January 11, 2007. Currently, Zhong Yi (Hong Kong) C.P.A. Company Ltd. ("Zhong Yi") is retained as independent auditor to audit our financial statements for the fiscal year ended December 31, 2006 and to review our three quarterly reports in 2007, pursuant to the engagement letters, dated December 21, 2006, which was approved by our Board of Directors. We do not have an audit committee.

Prior to making the decision to retain Zhong Yi, we had no prior relationship with Zhong Yi or any of its members during our two most recent fiscal years ended December 31, 2004 and 2005 and the subsequent interim period through December 21, 2006.

Rotenberg & Co., LLP's audit reports regarding our financial statements for the fiscal year ended December 31, 2005 and 2004, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles, except that their audit reports for the years ended December 31, 2005 and 2004 contained a going concern qualification.

In connection with the prior audits for the fiscal years ended December 31, 2005 and 2004, and the review for the interim periods up to June 30, 2006, there have been no disagreements with Rotenberg & Co., LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Rotenberg & Co., LLP would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods. Rotenberg & Co., LLP had no services in connection with our third quarterly report ended September 30, 2006. The reason for this is because the third quarter independent review was conducted by Lake & Associates, CPA's LLC. The reason why we chose to retain an independent firm for the third quarterly report ended September 30, 2006, is because Lake & Associates, CPA's LLC has a comprehensive knowledge of the Chinese regulatory system and was thus a more appropriate CPA firm. Rotenberg & Co., LLP had no disagreement with us during the two most recent fiscal years through the date of January 11, 2007.

Our Board of Directors approved to retain Lake & Associates, CPA's LLC on July 1, 2006 in connection with the review for the interim period from July 1, 2006 to January 11, 2007. There have been no disagreements with Lake & Associates, CPA's LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Lake & Associates, CPA's LLC would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for the interim period from July 1, 2006, the date of engagement, up to January 11, 2007.

Prior to making the decision to retain Lake & Associates, CPA's LLC, we had no prior relationship with Lake & Associates, CPA's LLC or any of its members during our two most recent fiscal years ended December 31, 2004 and 2005 and the subsequent interim period through June 30, 2006.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2006, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Li, Gang	53	President, Chief Executive Officer and Chairman
Wang, Li Hua	46	Chief Financial Officer and Director
Li, Hong	28	Director

Li,Gang— President and Chief Executive Officer

Mr. Li Gang was born in 1953. He graduated from Tianjin University with a bachelor of science and a master of law.

Mr. Gang was the director of the Technology Improvement Division under Liaoning Province’s Plan and Economy Commission as well as Director of the Economy Operation Division under Liaoning Province’s Economic and Trade Commission. From April 1984 to July 1998, he participated in and helped to prepare the Eighth Five-Year Plan and the Ninth Five-Year Plan regarding the technological improvement in eight industries including energy, traffic, and other various metallurgical industries. Mr. Gang has also helped to organize and implement several projects in connection with technological improvements spanning across over 500 key products, 100 major projects, 100 enterprises and 8 industries, including the famous “115 engineering”. Thanks to Mr. Gang’s guidance and as a result of the above-mentioned technological improvements, the Enterprise Technology Advancement Award was awarded to the Liaoning Provincial Government by China’s National Technology Improvement Commission.

Mr. Gang is also an accomplished author and with several published papers and books discussing various industry topics. His book “An Introduction to Technological Improvement” was published by the prestigious Xinhua Publishing House. In addition, the Liaoning Provincial Government awarded his paper titled “Macro-indicator Review Systems in Enterprise Technology Improvement” with the National Major Outcome prize and a second-place award in the category of Technological Advancement.

Mr. Gang started his own company the “Liaoning Nengfa Weiye Group” in 1999 where he currently serves as the President and Chairman. In addition, Mr. Gang serves as the Deputy Director of the Liaoning Provincial Resource Saving and Comprehensive Application Society. He also holds the offices of Deputy Director for the China Energy Conservation Association and Vice Director of the Energy Conservation Committee under the China Energy Research Association.

Wang, Li Hua — Chief Financial Officer

Ms. Lihua was born in 1960. She graduated with a Masters in Professional Accounting from the Graduate School of the Ministry of Finance in the Peoples Republic of China.

Since May 1996, Ms. Lihua has been involved in the building of Liaoning EMC, which is one of three EMC’s established by the World Bank. Ms. Lihua is the chief financial officer of Liaoning EMC. In August 2003, the World Bank recommended her as the premier expert of the Chinese EMC Society.

      Li, Hong — Director

    Ms. Li, Hong was born in 1978. She graduated with a Bachelor of Arts in Chinese Law from Northeastern University in the Peoples Republic of China.

    Since September 2001, Ms. Li has been working as in-house counsel within the legal department of Liao Ning Energy Conservation Technology Development Ltd. She has strong professional experience in the fields of human resources and professional management. In addition, Ms. Li is responsible for regulatory compliance and corporate governance at Liao Ning Energy Conservation Technology Development Ltd.

Family Relationships.

None.

Legal Proceedings.

No officer, director, or persons nominated for such positions and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

hawse have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

ཉ	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

འ
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

ཉ	Compliance with applicable governmental laws, rules and regulations

ཉ	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

ཉ	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2005. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2006, 2005 and 2004, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Li, Gang, President, Chief Executive Officer	2006	12,000	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0
Wang, Li Hua, Chief Financial Officer	2006	7,000	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0

We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements to compensate our directors for their services to us.

Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of Diagnostic Corporation of America’s Common Stock as of April 11, 2007, with respect to: (i) each person known to Diagnostic Corporation of America to be the beneficial owner of more than five percent of Diagnostic Corporation of America’s Common Stock, (ii) all directors; and (iii) directors and executive officers of us as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 11, 2007, there were 30,527,328 shares of common stock outstanding. As of April 11, 2007, there were no preferred shares outstanding.

Security Ownership of Certain Beneficial Owners (1) (2)

Title of Class	Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership	Percent of class

Common Stock ($.001 par value)	Li, Gang 118 Guangyu Street, Yinzhou Dist., Tie Ling City, Liaoning Province, P. R. China 112000	18,291,429	59.92%
Common Stock ($.001 par value)	Wang, Li Hua 2-jia, Qi Wei Rd., He Ping Qu, Ste. 2-501 Shen Yang City, Liaoning Province, P. R. China 110005	5,820,000	19.06%

The following table sets forth the number of shares owned beneficially on April 11, 2007, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to us by such persons.

Security Ownership of Officers and Directors (2)

Title of Class	Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership	Percent of class

Common Stock ($.001 par value)	Li, Gang 118 Guangyu Street, Yinzhou Dist., Tie Ling City, Liaoning Province, P. R. China 112000	18,291,429	59.92%
Common Stock ($.001 par value)	Wang, Li Hua 2-jia, Qi Wei Rd., He Ping Qu, Ste. 2-501 Shen Yang City, Liaoning Province, P. R. China 110005	5,820,000	19.06%
Common Stock ($.001 par value)	All officers and directors as a group (three persons)	24,111,429	78.98%

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would be affected by community property laws.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above tables and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Changes in Control

Pursuant to and at the closing of the Plan of Exchange, which occurred as of November 30, 2006, the Registrant authorized Guardian Registrar & Transfer, Inc., its transfer agent, to issue to the shareholders of Neng Fa (the “Neng Fa Shareholders”), 12,000,000 shares of our common stock pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for a 100% interest in Neng Fa owned by the Neng Fa Shareholders. As a result of the transactions consummated at the closing, shares representing 89.4% of our post-issuance outstanding shares of common stock were issued to the Neng Fa shareholders, and all of the registered capital of Neng Fa was acquired by us. Upon completion of the physical exchange of the share certificates, Neng Fa became our wholly-owned subsidiary.

As a result of the transactions consummated at the closing, there has been a change in control of the ownership of the outstanding shares of our common stock. There has also been a change in control of a majority of our Board of Directors, and an Information Statement on Schedule 14F-1 regarding the biographies of the new management was filed with Securities and Exchange Commission on September 20, 2006, and was mailed to the shareholders of record as of the record date.

Item 12. Certain Relationships and Related Transactions

(a)
On February 8, 2006, the three individual owners of Neng Fa completed an asset transfer transaction with the Neng Fa whereby they agreed to transfer $2,237,001 worth of plant and equipment to Neng Fa in exchange for a shareholders loan. The term of the shareholders loan was interest free, unsecured and repayable on demand.

(b)
On September 15, 2006, we consummated a private sale of 29,100,000 shares of our restricted common stock to Mr. Li Gang, pursuant to the terms and conditions of a Subscription and Stock Purchase Agreement, dated September 5, 2006. The aggregate purchase price for the Shares was $560,000 or approximately $.02 per share.

(c)
In November 30, 2006, we issued the Neng Fa Shareholders 12,000,000 shares of our common stock in exchange for all of the shares of capital stock of Neng Fa owned by the Neng Fa shareholders, pursuant to Plan of Exchange, dated November 15, 2006.

(d)	In December 27, 2006, we issued 17,100,000 shares of our restricted common stock to existing shareholders in exchange for conversion of shareholders loan in the amount of $4,240,506.

Item 13. Exhibits and Reports on Form 8-K

(a) Financial Statements

1. The following financial statements of Diagnostic Corporation of America are included in Part II, Item 7:

Independent Auditors’ Report…………………………………………….…… F-2
Balance Sheet-December 31, 2006……………………………………………  F-3
Statements of Operations - For year ended December 31, 2006.…….…….       F-4
Statements of Cash Flows - For year ended December 31, 2006…….……        F-5
Statements of Stockholders’ Equity - For year ended December 31, 2006……   F-6
Notes to Financial Statements…………………...…………………………       F-7 to F-18

2. Exhibits

14.1    Code of Ethics
31.1    Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2    Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer
32.1    Section 1350 Certifications of Chief Executive Officer
32.2    Section 1350 Certifications of Chief Financial Officer

(b)	Reports on Form 8-K

(1)
On November 16, 2006, we filed an 8-K report under Item 1.01 Entry Into A Material Definitive Agreement reporting us and Neng Fa, a corporation organized and existing under the laws of the Peoples’ Republic of China, have entered into a Plan of Exchange.

(2)
On December 6, 2006, we filed an 8-K report under Item 2.01, Completion of Acquisition or Disposition of Assets reporting the closing of Plan of Exchange, date November 15, 2006 and changes in our control.

(3)	On December 13, 2006, we filed an amendment to the 8-K report dated December 6, 2006 correcting the format of Pro Forma Financial Statements.

(4)	On January 16, 2007, we filed an 8-K report under Item 4.01, Changes in Registrant’s Certifying Accountant reporting the changes in our certifying accountant.

(5)	On January 18, 2007, we filed an 8-K report under Item 3.02, Unregistered Sales of Equity Securities reporting stock issuance for convertible loan.

(6)	On January 25, 2007 and February 5, 2007, we filed two amendments to an 8-K report, dated January 16, 2007, regarding the changes in our certifying accountant.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Rotenberg & Co. LLP, ("Rotenberg") for our audit of the annual financial statements for the year ended December 31, 2005. We have changed our independent auditor to Zhong Yi (Hong Kong) C.P.A. Company Ltd. (“Zhong Yi”) for our audit of the annual financial statements for the year ended December 31, 2006. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2006		2005
	Zhong Yi		Rotenberg

Audit Fees (1)	$46,000	(3)	$20,000	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		400
All Other Fees (6)	--		--
Total Accounting Fees and Services	$46,000		$20,400

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Rotenberg in 2005 relate to services in connection with consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(3)
The amounts shown for Zhong Yi in 2006 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2006, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the first, second and third quarters of 2007.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered by Zhong Yi (Hong Kong) C.P.A. Company Ltd. were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(a) On December 31, 2006, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

DIAGNOSTIC CORPORATION OF AMERICA

Date: April 11, 2007	/s/ Li, Gang
Li, Gang
Chairman, President and Chief Executive Officer

Date: April 11, 2007	/s/ Wang, Li Hua
Wang, Li Hua
Chief Financial Officer and Director

Date: April 11, 2007	/s/ Li, Hong
Li, Hong
Director