Form 10QSB
period 2007-03-31
NF Energy Saving CORP of America
filed 2007-05-15
CIK 1213660

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation of America

F/K/A DIAGNOSTIC CORPORATION OF AMERICA
(Exact name of small business issuer as specified in its charter)

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

Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 14, 2007: 31,527,328

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

ITEM 1. FINANCIAL STATEMENTS

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheet as of March 31, 2007	5

Condensed Consolidated Statement of Operations And Comprehensive Income for the Three Months Ended March 31, 2007 and 2006	6

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2007 and 2006	7

Notes to Condensed Consolidated Financial Statements	8-16

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	2006	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$796,944	$36,006
Accounts receivable, trade	1,398,031	1,990,488
Inventories	1,812,184	2,187,051
Prepayments and deposits	276,864	232,717

Total current assets	4,284,023	4,446,262

Plant and equipment, net	2,195,512	2,128,473

TOTAL ASSETS	$6,479,535	$6,574,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$676,898	$841,756
Customer deposits	17,661	34,510
Other payables and accrued liabilities	153,256	225,512
Value added tax payable	25,871	34,366

TOTAL LIABILITIES	1,251,755	1,136,144

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 31,527,328 shares issued and outstanding	30,527	31,527
Additional paid-in capital	4,335,932	4,844,932
Deferred compensation		(255,000)
Statutory reserve	115,139	115,139
Accumulated other comprehensive income	70,360	106,958
Retained earnings	675,822	595,035

Total stockholders’ equity	5,227,780	5,438,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,479,535	$6,574,735

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING REVENUES:
Products	$932,251	$24,960
Service	70,235	-
Total operating revenues	1,002,486	24,960

COST OF REVENUES:
Cost of products	741,231	8,252
Cost of service	36,224	-
Total cost of revenues	777,455	8,252

GROSS PROFIT	225,031	16,708

OPERATING EXPENSES:
Stock-based compensation	255,000	-
Consulting and professional fees	5,900	-
General and administrative	51,570	4,674
Total operating expenses	312,470	4,674

(LOSS) INCOME FROM OPERATION	(87,439)	12,034

OTHER INCOME:
Other income	6,652	-
Interest income	-	110
Total other income	6,652	110

(LOSS) INCOME BEFORE INCOME TAXES	(80,787)	12,144

Income tax expense	-	-

NET (LOSS) INCOME	$(80,787)	$12,144

Other comprehensive income:
- Foreign currency translation gain	36,598	19

COMPREHENSIVE (LOSS) INCOME	$(44,189)	$12,163

Net (loss) income per share - Basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding during the period - Basic and diluted	31,249,550	3,877,328

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(80,787)	$12,144
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	56,709	17,976
Gain on disposal of plant and equipment	(6,203)	-
Stock-based compensation	255,000	-
Change in operating assets and liabilities:
Accounts receivable	(592,457)	(26,931)
Inventories	(374,867)	(557,119)
Prepayments and deposits	44,147	(1,996,485)
Accounts payable	164,858	479,565
Customer deposits	16,849	546
Other payables and accrued liabilities	72,255	655,182
Income tax payable	(378,068)	-
Value added tax payable	8,495	-
Net cash used in operating activities	(814,069)	(1,415,122)

Cash flows from investing activities:
Purchase of plant and equipment	-	(5,995)
Proceeds from disposal of plant and equipment	16,533	-
Net cash provided by (used in) investing activities	16,533	(5,995)

Cash flows from financing activities:
Proceeds from and additions to shareholder loans	-	1,872,159
Capital contribution to paid-in capital	-	124,370
Net cash provided by financing activities	-	1,996,529

Foreign currency translation adjustment	36,598	19

NET CHANGE IN CASH AND CASH EQUIVALENTS	(760,938)	575,431

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	796,944	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,006	$575,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$390,005	$-
Cash paid for interest expenses	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Plant and equipment in exchange for loan due to owners	$-	$2,237,001

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2  ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation of America (formerly Diagnostic Corporation of America) (“NFES” or the “Company”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to “Global Broadcast Group, Inc.” On November 12, 2004, the Company changed its name to “Diagnostic Corporation of America.” On April 27, 2007, the Company further changed its name to “NF Energy Saving Corporation of America.”

On November 30, 2006, NFES completed a stock exchange transaction with the equity owners of Liaoning Neng Fa Weiye Pipe Network Construction and Operation Co. Ltd. (“Neng Fa”), whereby 12,000,000 shares of the Company’s common stock were issued to the equity owners of Neng Fa in exchange for 100% of the equity ownership in Neng Fa. Neng Fa was organized and existing under the laws of the Peoples’ Republic of China (the “PRC”) on February 8, 2006 and Mr. Li owns 60% of Neng Fa. As a result of the stock exchange, the former owners of Neng Fa own 89.4% of the issued and outstanding shares of the Company.

Neng Fa is a valves manufacturer and involves in the production of a variety of industrial valve components, which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemistry industries. All the customers are located in the PRC.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby Neng Fa is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of Neng Fa, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction.

NFES and Neng Fa are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary, Neng Fa.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Accounts receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2007, the Company did not record an allowance for doubtful accounts, nor have there been any write-offs.

●	Inventories

Inventories include material, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

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

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)  Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended March 31, 2007.

(b) Service revenue

Service revenue is primarily derived from engineering and technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

(c) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the provision of services.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Stock-based compensation

The Company adopts SFAS No. 123R,“Accounting for Stock-Based Compensation” using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period.

●	Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”. The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

●	Comprehensive (loss) income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Product warranty

Under the terms of the contracts, the Company will provide a product warranty to its customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into maintenance contracts. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the condensed consolidated statement of operations for the period ended March 31, 2007.

●	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with SFAS No. 128,“Earnings per Share”. Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the three months. Diluted net net (loss) income per share is computed similar to basic net (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”). Transactions denominated in currencies other than U.S. dollar at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the condensed consolidated statement of operation and comprehensive income.

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. Neng Fa currently operates two business segments in Tieling City, Liaoning Province, the PRC whereas it is engaged in the production of valves components and provision of valves improvement, maintenance and engineering service.

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

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, inventories, prepayments and deposits, accounts payable, customer deposits, other payables and accrued liabilities and value added tax payable.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●	Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4 ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required as of March 31, 2007 and 2006.

NOTE 5 INVENTORIES

Inventories as of March 31, 2007 consist of the following:

March 31, 2007

Raw materials	$293,332
Work-in-progress	791,186
Finished goods	1,102,533
$2,187,051

For the three months ended March 31, 2007 and 2006, no allowance for obsolete inventories was recorded by the Company.

NOTE 6 PREPAYMENTS AND DEPOSITS

Prepayments and deposits as of March 31, 2007 consist of the following:
March 31, 2007

Supplier deposits	$210,966
Advances to staff	21,751
$232,717

NOTE 7 PLANT AND EQUIPMENT, NET

Plant and equipment, net as of March 31, 2007 consists of the following:

March 31, 2007

Plant and machinery	$2,339,811
Furniture, fixture and equipment	32,885
2,372,696
Less: accumulated depreciation	(244,223)
Plant and equipment, net	$2,128,473

Depreciation expense for the three months ended March 31, 2007 and 2006 was $56,709 and $17,976, respectively.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 8 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of March 31, 2007 consist of following:
March 31, 2007

Rental payable	$45,472
Government levies payable	5,452
Construction payable	4,294
Welfare payable	104,727
Accrued expenses	65,567
$225,512

NOTE 9 INCOME TAXES

Pursuant to the PRC Income Tax Laws and Regulations, foreign investment enterprises are entitled to, starting from their first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate. During 2006, the Company’s subsidiary, Neng Fa was a domestic company in the PRC and was generally subject to enterprise income tax (“EIT”) at a statutory rate of 33% (30% national income tax plus 3% local income tax).

On May 11, 2007, the Teiling city local government tax bureau in the PRC approved the Company’s subsidiary, Neng Fa as a foreign investment enterprise. Hence, starting from January 1, 2007, Neng Fa is entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 15% for the following three years.

NOTE 10 STOCK-BASED COMPENSATION

On January 26, 2007, the Company issued 1,000,000 restricted shares of common stock for business advisory services to Greentree Financial Group, Inc. The fair value of this restricted stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.51 per share. The Company calculated a stock-based compensation cost of $510,000 and recognized $255,000 for the three months ended March 31, 2007. As of March 31, 2007, a deferred compensation is amounted to $255,000 and amortized on the straight-line method over 3 months.

NOTE 11 SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: production of valves components and provision of valve improvement and engineering services. The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended March 31, 2007. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2007:

	Production segment	Service segment	Total

Operating revenues	$932,251	$70,235	$1,002,486
Cost of revenues	741,231	36,224	777,455
Gross profit	191,020	34,011	225,031
Depreciation	53,306	3,403	56,709
Net loss	(71,900)	(8,887)	(80,787)
Total assets	6,180,251	394,484	6,574,735

NOTE 12 CONCENTRATION AND RISK

(a) Major customers and vendors

For the three months ended March 31, 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the three months ended March 31, 2007, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers	Revenues	Percentage of revenues		Accounts receivable
Customer A	$782,230	78%		$865,396
Customer B	161,730	16%		821,258

Total:	$943,960	94%	Total:	$1,686,654
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor A	$269,064	35%		$72,413
Vendor B	155,083	20%		-

	$424,147	55%		$72,413

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three months ended March 31, 2006, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$24,960	100%	$24,960

Vendors	Purchases	Percentage of purchases	Accounts payable

Vendor A	$4,951	60%	$4,951

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE 13 COMMITMENT AND CONTINGENCIES

The Company leased an office premise under a non-cancelable operating lease agreement for a period of one year, ending February 10, 2008. The annual lease payment is $38,481.

NOTE 14 SUBSEQUENT EVENT

On April 27, 2007, the Company changed its name from “Diagnostic Corporation of America” to “NF Energy Saving Corporation of America”, with a new symbol of NFES.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL DESCRIPTION OF BUSINESS

As used herein the terms "we", "us", "our," the “Registrant,” “NFES” and the "Company" means, NF Energy Saving Corporation of America, a Delaware corporation, formerly known as Diagnostic Corp. of America, Global Broadcast Group, Inc., Galli Process, Inc. These terms also refer to our subsidiary corporation, Liaoning Neng Fa Weiye Pipe Network Construction and Operation Co. Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Neng Fa”) acquired in November 2006.

We were incorporated under the laws of the State of Delaware on October 31, 2000 as Galli Process, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 12, 2004, we changed our name to Diagnostic Corporation of America. On March 22, 2007, we changed our name to NF Energy Saving Corporation of America to more accurately reflect our business after a stock exchange transaction with Neng Fa.

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

We also supply energy-efficient solutions to utilities networks in cities across China, including energy-saving reconstruction of pipeline networks and contractual energy management, by employing our patented low voltage and large calibre valves. We expect Contractual Energy Management and Pipeline Networks Reconstruction will become our main development directions in the future. This constitutes our new multiplied operation system which is expected to realize the long-term profitability and steady growth. The gross margin of energy-efficient management and service is estimated to be pegged at 50 to 60%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

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

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)  Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended March 31, 2007.

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

Inventories

Inventories include material, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a weighted average method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Revenues

We recorded revenues of $1,002,486 and 24,960 for the three months ended March 31, 2007 and 2006, respectively. The small revenues during the first quarter of 2006 were due primarily to the inception of the subsidiary on February 8, 2006. The revenues during the first quarter of 2007 consisted of $932,251 from sales of self-manufactured valves components, and $70,235 generated by provision of valves improvement, maintenance and engineering service. We recognized revenue from the sale of self-manufactured products upon delivery to the customers and the transfer of title and risk of loss. Because the majority of products are customized to meet customer’s specifications, no product returns have occurred and have recorded no reserve for sales returns for the three months ended March 31, 2007. Service revenue is primarily derived from engineering and technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

Income / Loss

We had a net loss of $80,787 for the three months ended March 31, 2007, due primarily to the non-cash consulting expenses of $255,000 for the three months ended March 31, 2007. The non-cash consulting expenses were the result of the issuance of 1,000,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

-	Advise on matters relating to our structure, management, operation and subsidiaries;
-	The preparation and implementation of a new business plan and a future growth strategy;
-	Assistance with preparation of applicable filings with the SEC;
-	Assistance with preparation of financial statements;
-	EDGAR services
-	Advise on procedures, regulations, and compliance of a public listed company;

The shares were valued based on the market price on the date of the stock grant and booked pro rata due to the service periods, which was completed as of March 31, 2007.

We had a net income of $12,144 for the three months ended March 31, 2006 due to the low operating expenses at the beginning of the operation. We expect to be profitable during fiscal year 2007 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and there can be no assurance for the achievement and any revenue growth will take place in the future.

Expenses

    Operating expenses for the three months ended March 31, 2007 and 2006 were $312,470 and $4,674, respectively. The high operating expenses during the three months ended March 31, 2007 were due primarily to accrued General and Administrative expenses of $51,570 and non-cash consulting expenses of $255,000 resulting from the issuance of 1,000,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock grant and booked pro rata due to the service periods, which was completed as of March 31, 2007.

Cost of Sales

    Cost of sales consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the provision of services. Product delivery and direct labor would be examples of cost of sales items. During the three months ended March 31, 2007, we had $777,455 in cost of revenue, of which $741,231 in connection with production, or approximately 79.5% of sales revenues, and $36,224 in connection with services provided, or approximately 51.6% of service revenue. The cost of revenues was $8,252 during the same period ended March 31, 2006, all of which was in connection with production. The relatively small amount in cost of revenue during the first quarter of 2006 was due to the inception of operation on February 8, 2006.

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

Liquidity and Capital Resources

Cash flows used in operating activities were $814,069 for the three months ended March 31, 2007, compared to cash flows of $1,415,122 used in operating activities for the three months ended March 31, 2006. Negative cash flows from operations for the three months ended March 31, 2007 were due primarily to the net loss of $80,787, increase in accounts receivable by $592,457, increase in inventories by $374,867 and decrease in income tax payable by $378,068, partially offset by the increase in accounts payable by $164,858. Cash flows used in operating activities for the three months ended March 31, 2006 were due primarily to the prepayments and deposits of $1,996,485.

Cash flows provided by investing activities were $16,533 for the three months ended March 31, 2007, due to proceeds from disposal of plant and equipment, compared to cash flows of $5,995 used in the same period of 2006, which were due primarily to the purchase of property and equipment in the first quarter of 2006.

There were no cash flows from financing activities for the three months ended March 31, 2007, compared to cash flows of $1,996,529 provided by financing activities for the three months ended March 31, 2006 due primarily to shareholder loans of $1,872,159 and capital contribution of $124,370 required by Chinese corporation laws.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,500,000 in working capital during 2007 and $2,000,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through March 31, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $36,006 on hand and a working capital of $3,310,118 as of March 31, 2007. Currently, we have enough cash to fund our operations for about six months. This is based on current working capital and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,500,000 to sustain operations through year 2007 and approximately $2,000,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

*	Curtail new product launches

*	Limit our future marketing efforts to areas that we believe would be the most profitable.

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

ITEM 3. CONTROLS AND PROCEDURES.

    The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.      CHANGES IN SECURITIES

On January 26, 2007, the Company issued 1,000,000 restricted shares of common stock for business advisory services to Greentree Financial Group, Inc. The fair value of this restricted common stock issued was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.51 per share. The Company calculated a stock based compensation of $510,000 and recognized $255,000 for the three months ended March 31, 2007.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the first quarter of 2007

(1)	On January 16, 2007, we filed an 8-K report under Item 4.01, Changes in Registrant’s Certifying Accountant reporting the changes in our certifying accountant.

(2)	On January 18, 2007, we filed an 8-K report under Item 3.02, Unregistered Sales of Equity Securities reporting stock issuance for convertible loan.

(3)	On January 25, 2007 and February 5, 2007, we filed two amendments to an 8-K report, dated January 16, 2007, regarding the changes in our certifying accountant.

Reports on Form 8-K filed subsequent to the first quarter of 2007

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NF Energy Saving Corporation of America

Date: May 15, 2007	By:	/s/ Li, Gang
Li, Gang President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.