Form 10QSB
period 2007-06-30
NF Energy Saving CORP of America
filed 2007-08-14
CIK 1213660

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

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

Number of shares of common stock outstanding as of August 15, 2007: 33,227,328

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	5

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Six Months Ended June 30, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	7

Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2007	8

Notes to Condensed Consolidated Financial Statements	9-18

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2007	December 31, 2006
	(Unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,940,258	$796,944
Accounts receivable, trade	1,686,869	1,398,031
Inventories	1,619,523	1,812,184
Prepayments and deposits	1,418,926	276,864

Total current assets	6,665,576	4,284,023

Plant and equipment, net	2,113,138	2,195,512

TOTAL ASSETS	$8,778,714	$6,479,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$727,217	$676,898
Customer deposits	81,381	17,661
Other payables and accrued liabilities	368,429	153,256
Income tax payable	-	378,069
Value added tax payable	165,106	25,871

Total current liabilities	1,342,133	1,251,755

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; Issued and outstanding: 31,527,328 and 30,527,328 shares as of June 30, 2007 and December 31, 2006	31,527	30,527
To be issued: 1,700,000 shares as of June 30, 2007	870,000	-
Additional paid-in capital	4,844,932	4,335,932
Statutory reserve	115,139	115,139
Accumulated other comprehensive income	142,212	70,360
Retained earnings	1,432,771	675,822

Total stockholders’ equity	7,436,581	5,227,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,778,714	$6,479,535

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING REVENUE:
Products	$3,013,085	$1,802,659	$3,945,336	$1,827,619
Service	1,015,812	216,331	1,086,047	216,331
Total operating revenues	4,028,897	2,018,990	5,031,383	2,043,950

COST OF REVENUES:
Cost of products	2,266,486	1,314,097	3,007,717	1,322,349
Cost of service	258,510	101,513	294,734	101,513
Total cost of revenues	2,524,996	1,415,610	3,302,451	1,423,862

GROSS PROFIT	1,503,901	603,380	1,728,932	620,088

OPERATING EXPENSES:
Sales and marketing	14,709	4,566	14,709	4,566
Stock-based compensation	255,000	-	510,000	-
Research and development	329,906	-	329,906	-
General and administrative	71,759	77,551	129,229	82,225
Total operating expenses	671,374	82,117	983,844	86,791

INCOME FROM OPERATIONS	832,527	521,263	745,088	533,297

OTHER INCOME (EXPENSES):
Other income	4,867	1,097	11,519	1,097
Interest income	342	170	342	280
Total other income	5,209	1,267	11,861	1,377

INCOME BEFORE INCOME TAXES	837,736	522,530	756,949	534,674

Income tax expenses	-	(176,442)	-	(176,442)

NET INCOME	$837,736	$346,088	$756,949	$358,232

Other comprehensive income:
- Foreign currency translation gain	35,254	7,831	71,852	7,850
COMPREHENSIVE INCOME	$872,990	$353,919	$828,801	$366,082

Net income per share – Basic and diluted	$0.03	$0.09	$0.02	$0.09

Weighted average number of shares outstanding during the period – Basic and diluted	31,527,328	3,877,328	31,388,439	3,877,328

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$756,949	$358,232
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	113,254	73,578
Gain on disposal of plant and equipment	(10,533)	-
Stock-based compensation	510,000	-
Change in operating assets and liabilities:
Accounts receivable	(288,838)	(1,319,212)
Inventories	192,661	(930,503)
Prepayments and deposits	(1,142,062)	(250,083)
Accounts payable	50,319	110,243
Customer deposits	63,720	-
Other payables and accrued liabilities	215,173	74,968
Income tax payable	(378,069)	176,442
Value added tax payable	139,235	(50,115)
Net cash provided by (used in) operating activities	221,809	(1,756,450)

Cash flows from investing activities:
Purchase of plant and equipment	(74,170)	(5,274)
Proceeds from disposal of plant and equipment	53,823	-
Net cash used in investing activities	(20,347)	(5,274)

Cash flows from financing activities:
Proceeds from private placement	870,000	-
Capital contribution from stockholders	-	1,996,529
Net cash provided by financing activities	870,000	1,996,529

Foreign currency translation adjustment	71,852	7,850

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,143,314	242,655

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	796,944	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,940,258	$242,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$378,069	$-
Cash paid for interest expenses	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Plant and equipment in exchange for loan due to owners	$-	$2,369,277

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
CONDENSED CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Common stock		Common stock to be issued
	No. of share	Amount	No. of share	Amount	Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total Equity

Balance as of January 1, 2007	30,527,328	$30,527	-	-	$4,335,932	$70,360	$115,139	$675,822	$5,227,780

Shares issued for service rendered	1,000,000	1,000	-	-	509,000	-	-	-	510,000

Shares issued for private placement	-	-	1,700,000	870,000	-	-	-	-	870,000

Foreign currency transactions adjustment	-	-	-	-	-	71,852	-	-	71,852

Net income for the period	-	-	-	-	-	-	-	756,949	756,949

Balance as of June 30, 2007	31,527,328	$31,527	1,700,000	$870,000	$4,844,932	$142,212	$115,139	$1,432,771	$7,436,581

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
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

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation of America (formerly Diagnostic Corporation of America) (the “Company” or “NFES”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000.  On February 7, 2002, the Company changed its name to “Global Broadcast Group, Inc.”  On November 12, 2004, the Company changed its name to “Diagnostic Corporation of America.”  On April 27, 2007, the Company further changed its name to “NF Energy Saving Corporation of America.”

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
FOR THE SIX MONTHS ENDED JUNE 30, 2007
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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2007, the Company has determined that no allowance for doubtful accounts is necessary.

●	Inventories

Inventories include material, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a weighted average method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  As of June 30, 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	3 – 20 years	5%
Furniture, fixture and equipment	5 – 8 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.  There has been no impairment as of June 30, 2007.

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

(a)           Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the three and six months ended June 30, 2007.

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

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the rendering of services.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
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

The estimated annual effective tax rate is applied to the year-to-date ordinary income at the end of the interim period.

●	Comprehensive income

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

Under the terms of the contracts, the Company will provide a product warranty to its customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into maintenance contracts.  The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the condensed consolidated statement of operations for the period ended June 30, 2007.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128,“Earnings per Share”.  Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the three months.  Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements.  Neng Fa currently operates two business segments in Tieling City, Liaoning Province, the PRC: Valves manufacturing service and Energy-saving related service.  (See Note 12.)

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of June 30, 2007.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4 ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.  Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the three and six months ended June 30, 2007.

NOTE 5 INVENTORIES

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
		(audited)

Raw materials	$1,167,582	$269,759
Work-in-process	400,915	701,206
Finished goods	51,026	841,219
	$1,619,523	$1,812,184

For the three and six months ended June 30, 2007 and 2006, no allowance for obsolete inventories was recorded by the Company.

NOTE 6 PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:

	June 30, 2007	December 31, 2006
		(audited)

Deposits to equipment suppliers	$1,289,126	$266,183
Prepayment for equipment purchase	122,722	-
Advances to staff	7,078	10,681
	$1,418,926	$276,864

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	June 30, 2007	December 31, 2006
		(audited)

Plant and machinery	$2,303,065	$2,351,240
Furniture, fixture and equipment	106,469	32,885
	2,409,534	2,384,125
Less: accumulated depreciation	(296,396)	(188,613)
Plant and equipment, net	$2,113,138	$2,195,512

Depreciation expense for the three months ended June 30, 2007 and 2006 were $56,545 and $55,602, respectively.

Depreciation expense for the six months ended June 30, 2007 and 2006 were $113,254 and $73,578 respectively.

NOTE 8 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of following:

	June 30, 2007	December 31, 2006
		(audited)

Rental payable	$16,480	$35,200
Government levies payable	43,485	7,295
Welfare payable	68,124	59,495
Accrued expenses	240,340	51,266
	$368,429	$153,256

NOTE 9 INCOME TAXES

The Company's subsidiary operating in the PRC, Neng Fa is subject to the PRC Income Tax Laws and Regulations.  During 2006, Neng Fa was a domestic company in the PRC and was generally subject to enterprise income tax (“EIT”) at a statutory rate of 33% (30% national income tax plus 3% local income tax).

On May 11, 2007, the Teiling city local government tax bureau in the PRC approved Neng Fa as a foreign investment enterprise.  Hence, effective from January 1, 2007, Neng Fa is entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 15% for the following three years.

The Company’s effective income tax rates for the three and six months ended June 30, 2007 and 2006 were 0%, 0% and 33.7% and 33%, respectively.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 10 STOCK-BASED COMPENSATION

On January 26, 2007, the Company issued 1,000,000 restricted shares of common stock for business advisory services to Greentree Financial Group, Inc. The fair value of this restricted stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.51 per share.  The Company calculated a stock-based compensation cost of $510,000 and recognized $255,000 and $510,000 for the three and six months ended June 30, 2007, respectively.

NOTE 11  CAPITAL TRANSACTION

On April 11, the Company entered into a Subscription and Stock Purchase Agreement with Mr Li Gang ("Mr. Li"), a citizen of the PRC, to consummate a private sale of 1,700,000 shares of its common stock (“the Shares”) for an aggregate purchase price of $870,000 at a price of $0.51 per share.  The proceeds of this private placement were used to fund the business expansion.  As of June 30, 2007, these shares of common stock were to be issued (see Note 15).

As a result of this transaction, Mr. Li owns approximately 60.2% of the issued and outstanding shares of the Company’s Common Stock.

NOTE 12 SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Valves manufacturing service and Energy-saving related service. Valves manufacturing service included the production of valves components and provision of valve improvement and engineering services.  Energy-saving related service included the provision of energy-saving related engineering services.  The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3).  The Company had no inter-segment sales for the three and six months ended June 30, 2007.  The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended June 30, 2007:

	Valves manufacturing service	Energy-saving related service	Total

Operating revenues	$3,155,446	$873,451	$4,028,897
Cost of revenues	2,335,874	189,122	2,524,996
Gross profit	819,572	684,329	1,503,901
Depreciation	44,286	12,259	56,545
Net income	$351,261	$486,475	$837,736

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the six months ended June 30, 2007:

	Valves manufacturing service	Energy-saving related service	Total

Operating revenues	$4,157,932	$873,451	$5,031,383
Cost of revenues	3,113,329	189,122	3,302,451
Gross profit	1,044,603	684,329	1,728,932
Depreciation	100,995	12,259	113,254
Net income	$270,474	$486,475	$756,949

NOTE 13 CONCENTRATION AND RISK

(a) Major customers and vendors

For the three and six months ended June 30, 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the three months ended June 30, 2007, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable
Customer A		$939,455	23%		$$189,908
Customer B		559,953	14%		-
Customer C		479,174	12%		231,081
Customer D		392,490	10%		-

	Total:	$2,371,072	59%	Total:	$$420,989
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$1,321,818	52%		$$78,755

For the six months ended June 30, 2007, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts Receivable
Customer A		$1,696,433	34%		$$189,908
Customer B		549,991	11%		-
Customer E		637,234	13%		504,136

	Total:	$2,883,658	58%	Total:	$$694,044
Vendors		Purchases	Percentage of purchases		Accounts Payable

Vendor A		$1,587,815	48%		$$78,755

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE 14 COMMITMENT AND CONTINGENCIES

The Company leased an office premise under a non-cancelable operating lease agreement for a period of one year, ending February 10, 2008.  The annual lease payment is $38,481.

As of June 30, 2007, the Company has contracted for purchase of equipment amounting to $313,250 (RMB2,376,000), of which $122,722 was paid to suppliers.

NOTE 15 SUBSEQUENT EVENT

On August 8, 2007, the Company entered into a Subscription and Stock Purchase Agreement, dated April 11, 2007, with Mr Li Gang ("Mr. Li"), a citizen of the PRC, to consummate a private sale of 1,700,000 shares of its common stock (“the Shares”).  The aggregate purchase price for the Shares was $870,000 at a price of $0.51 per share.

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

We also supply energy-efficient solutions to utilities networks in cities across China, including energy-saving reconstruction of pipeline networks and contractual energy management, by employing our patented low voltage and large calibre valves. We expect Contractual Energy Management and Pipeline Networks Reconstruction will become our main development directions in the future. This constitutes our new multiplied operation system which is expected to realize the long-term profitability and steady growth. The gross margin of energy-efficient management and service is estimated to be pegged at 50 to 60%

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

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

(a)           Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the three and six months ended June 30, 2007.

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

Inventories

    Inventories include material, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a weighted average method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  As of June 30, 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Property, Plant, and Equipment

    Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	3 – 20 years	5%
Furniture, fixture and equipment	5 – 8 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

Revenues

We recorded revenues of $4,028,897 and $5,031,383 for the three and six months ended June 30, 2007, respectively, increasing by $2,009,907 and $2,987,433 compared to the revenues of $2,018,990 and $2,043,950 for the same periods ended June 30, 2006, respectively. The significant increase in revenue during the first half year of 2007, especially in the second quarter of 2007, was due primarily to the expansion of our sales networks, which cover approximately ten provinces throughout China. In addition, the second quarter of each year is the hot season for the sales of valves. Our revenues during the second quarter of 2006 failed to maintain the same level as 2007 due primarily to the inception of the subsidiary on February 8, 2006. The revenues during the six months ended June 30, 2007 consisted of $4,157,932 from sales of self-manufactured valves components, and $873,451 generated by provision of energy-saving related service. We recognized revenue from the sale of self-manufactured products upon delivery to the customers and the transfer of title and risk of loss. Because the majority of products are customized to meet customer’s specifications, no product returns have occurred and have recorded no reserve for sales returns for the six months ended June 30, 2007. Service revenue is primarily derived from engineering and technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

We expect revenues to increase during the second half year of 2007 because we have successfully signed the contracts with the government as one of the designated suppliers for the state infrastructure projects. The contracts are expected to be consummated in the third quarter of 2007 with total amount of approximately $3,900,000.

Income / Loss

We had net income of $837,736 and $756,949 for the three and six months ended June 30, 2007, respectively. Compared to net income of $346,088 and $358,232 for the same periods ended June 30, 2006, respectively, the increase in net income during the six months ended June 30, 2007 was due primarily to the increase in revenues in this period, resulting in the sufficient gross profit to cover the increasing operating expenses. The net income for the three and six months ended June 30, 2006 was due to the low operating expenses at the beginning of the operation. We expect to be profitable during fiscal year 2007 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and there can be no assurance for the achievement. We cannot guarantee our projection in revenue growth, neither.

Expenses

Operating expenses for the three and six months ended June 30, 2007 were $671,374 and $983,844, respectively. The increases by $589,257 and $897,053, compared to operating expenses of $82,117 and $86,791 for the three and six months ended June 30, 2006, respectively, were due primarily to the research and development expense of $329,906 incurred in the second quarter of 2007 for the project of grand electronic flow control system, and the non-cash consulting expenses resulting from the issuance of 1,000,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

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

The shares were valued based on the market price on the date of the stock grant and booked pro rata due to the service periods completed as of June 30, 2007, which were $255,000 and $510,000 for the three and six months ended June 30, 2007, respectively.

Cost of Sales

Cost of sales consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the provision of services. Product delivery and direct labor would be examples of cost of sales items. During the three months ended June 30, 2007, we had $2,524,996 in cost of revenue, of which $2,266,486 in connection with production, or approximately 75.2% of sales revenues, and $258,510 in connection with services provided, or approximately 25.4% of service revenue. During the comparative period ended June 30, 2006, we had $1,415,610 in cost of revenue, of which $1,314,097 in connection with production, or approximately 72.9% of sales revenues, and $101,513 in connection with services provided, or approximately 46.9% of service revenue.

During the six months ended June 30, 2007, we had $3,302,451 in cost of revenue, of which $3,007,717 in connection with production, or approximately 76.2% of sales revenues, and $294,734 in connection with services provided, or approximately 27.1% of service revenue. During the comparative period ended June 30, 2006, we had $1,423,862 in cost of revenue, of which $1,322,349 in connection with production, or approximately 72.3% of sales revenues, and $101,513 in connection with services provided, or approximately 46.9% of service revenue.

The markups typically range between 20-30% in valve production industry. The cost of production as a percentage of sales revenue was normal during all four comparative periods, compared to industry ratio. Simultaneously, the cost of services as a percentage of services revenue was low due to good profit margin existing in value-added services. We expect to lower the cost of revenue by devoting more time and effort to the segment of valves improvement, maintenance and engineering services in 2007.

Impact of Inflation

    We believe that inflation has had a negligible effect on operations during these periods. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $221,809 for the six months ended June 30, 2007, compared to cash flows of $1,756,450 used in operating activities for the six months ended June 30, 2006. Positive cash flows from operations for the six months ended June 30, 2007 were due primarily to the net income of $756,949, decrease in inventories by $192,661 and increase in other payable and accrued liabilities by $215,173, partially offset by the increase in accounts receivable and prepayments, which were $288,838 and $1,142,062, respectively. Cash flows used in operating activities for the six months ended June 30, 2006 were due primarily to the increase in accounts receivable, inventories and prepayments and deposits, which were $1,319,212, $930,503 and $250,083, respectively.

Cash flows used in investing activities were $20,347 for the six months ended June 30, 2007, due to the purchase of plant and equipment, offset by the proceeds from disposition, compared to cash flows of $5,274 used in the same period of 2006, which were due primarily to the purchase of property and equipment in the six months ended June 30, 2006.

Cash flows provided by financing activities were $870,000 for the six months ended June 30, 2007, due to the private sale of 1,700,000 shares of common stock of the Company to a related party at the market price of $.51 per share, compared to cash flows of $1,996,529 provided by financing activities for the six months ended June 30, 2006 due primarily to shareholder loans of $1,872,159 and capital contribution of $124,370 required by Chinese corporation laws.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,500,000 in working capital during 2007 and $2,000,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through June 30, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $1,940,258 on hand and a working capital of $5,323,443 as of June 30, 2007. Currently, we have enough cash to fund our operations for about twelve months. This is based on current working capital and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,500,000 to sustain operations through year 2007 and approximately $2,000,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Robert Dawley vs NF Energy Saving Corp. of America, etal. On May 21, 2007, there was a civil complaint filed against the Company in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-19DAB. The complaint faults the Company for breach of contract, based on a one page “document of understanding” which was signed by Sam Winer, former Chief Executive Officer, prior to the commencement of reverse merger with our subsidiary.  The plaintiff, a shareholder named Robert Dawley, is representing himself pro se, and claims he is owed a “consulting fee” of $60,000 for the rest of his life pursuant to the one page “document of understanding” signed by Mr. Winer.  The case was dismissed on August 13, 2007 without prejudice for improper service of process and lack of jurisdiction.

ITEM 2. CHANGES IN SECURITIES

On August 8, 2007, pursuant to the terms and conditions of a Subscription and Stock Purchase Agreement, dated April 11, 2007, we consummated a private sale of 1,700,000 shares of our Common Stock ( the “Shares”) to Mr. Li Gang ("Mr. Li"), our President. The aggregate purchase price for the Shares was $870,000 or approximately $.51 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the second quarter of 2007

None.

Reports on Form 8-K filed subsequent to the second quarter of 2007

(1)	On August 8, 2007, we filed an 8-K report under Item 3.02, Unregistered Sales of Equity Securities reporting stock issuance for cash investment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NF Energy Saving Corporation of America

Date: August 15, 2007	By:	/s/ Li, Gang
Li, Gang President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002