Form 10QSB
period 2007-09-30
NF Energy Saving CORP of America
filed 2007-11-14
CIK 1213660

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

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

Number of shares of common stock outstanding as of November 14, 2007: 33,227,328

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

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	5
Condensed Consolidated Statements of Operations And Comprehensive Income for the three and nine months ended September 30, 2007 and 2006	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	7
Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2007	8
Notes to Condensed Consolidated Financial Statements	9-20

NF ENERGY SAVING CORPORATION OF AMERICA

(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$649,804	$796,944
Accounts receivable, trade	2,482,314	1,398,031
Inventories	1,670,348	1,812,184
Prepayments and deposits	2,206,580	276,864

Total current assets	7,009,046	4,284,023

Plant and equipment, net	2,190,778	2,195,512

TOTAL ASSETS	$9,199,824	$6,479,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$721,880	$676,898
Customer deposits	87,122	17,661
Income tax payable	-	378,069
Value added tax payable	32,195	25,871
Other payables and accrued liabilities	135,279	153,256

Total current liabilities	976,476	1,251,755

MINORITY INTEREST	2,668	-

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding: 33,227,328 and 30,527,328 shares as of September 30, 2007 and December 31, 2006	33,227	30,527
Additional paid-in capital	5,713,232	4,335,932
Statutory reserve	115,139	115,139
Accumulated other comprehensive income	348,394	70,360
Retained earnings	2,010,688	675,822

Total stockholders’ equity	8,220,680	5,227,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,199,824	$6,479,535

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA

(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
OPERATING REVENUE:
Products	$1,383,252	$1,796,174	$5,328,588	$3,623,793
Service	211,915	141,072	1,297,962	357,403
Projects	435,849	-	435,849	-
Total operating revenues	2,031,016	1,937,246	7,062,399	3,981,196

COST OF REVENUES:
Cost of products	881,432	1,379,664	3,889,149	2,702,013
Cost of service	93,152	37,667	387,886	139,180
Cost of projects	330,878	-	330,878	-
Total cost of revenues	1,305,462	1,417,331	4,607,913	2,841,193

GROSS PROFIT	725,554	519,915	2,454,486	1,140,003

OPERATING EXPENSES:
Sales and marketing	9,568	3,468	24,277	8,034
Stock-based compensation	-	-	510,000	-
Research and development	14,014	-	343,920	-
General and administrative	125,478	81,505	254,707	163,730
Total operating expenses	149,060	84,973	1,132,904	171,764

INCOME FROM OPERATIONS	576,494	434,942	1,321,582	968,239

OTHER INCOME:
Interest income	4,085	76	4,427	356
Other (expenses) income	(2,662)	173	8,857	1,270
Total other income	1,423	249	13,284	1,626

INCOME BEFORE INCOME TAXES	577,917	435,191	1,334,866	969,865

Income tax expenses	-	(143,613)	-	(320,055)

NET INCOME	$577,917	$291,578	$1,334,866	$649,810

Other comprehensive income:
- Foreign currency translation gain	206,182	30,035	278,034	37,885
COMPREHENSIVE INCOME	$784,099	$321,613	$1,612,900	$687,695

Net income per share – Basic and diluted	$0.02	$0.08	$0.04	$0.17

Weighted average number of shares outstanding during the period – Basic and diluted	32,320,661	3,877,328	31,699,180	3,877,328

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA

(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,334,866	$649,810
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	190,161	128,876
Gain on disposal of plant and equipment	(7,640)	-
Stock-based compensation	510,000	-
Change in operating assets and liabilities:
Accounts receivable	(1,004,058)	(2,528,462)
Inventories	213,836	(1,479,794)
Prepayments and deposits	(1,878,371)	(9,869)
Accounts payable	16,063	860,801
Customer deposits	67,294	-
Income tax payable	(392,183)	320,055
Value added tax payable	5,123	2,976
Other payables and accrued liabilities	(23,392)	109,056
Net cash used in operating activities	(968,301)	(1,946,551)

Cash flows from investing activities:
Purchase of plant and equipment	(166,605)	(15,765)
Proceeds from disposal of plant and equipment	79,504	-
Net cash used in investing activities	(87,101)	(15,765)

Cash flows from financing activities:
Proceeds from private placement	870,000	-
Capital contribution from stockholders	-	2,002,177
Net cash provided by financing activities	870,000	2,002,177

Foreign currency translation adjustment	38,262	437

NET CHANGE IN CASH AND CASH EQUIVALENTS	(147,140)	40,298

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	796,944	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$649,804	$40,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$392,183	$-
Cash paid for interest expenses	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Plant and equipment in exchange for loan due to owners	$-	$2,237,001

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA

(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total equity
	No. of shares	Amount

Balance as of January 1, 2007	30,527,328	$30,527	$4,335,932	$70,360	$115,139	$675,822	$5,227,780

Shares issued for service rendered	1,000,000	1,000	509,000	-	-	-	510,000

Shares issued for private placement	1,700,000	1,700	868,300	-	-	-	870,000

Foreign currency translation adjustment	-	-	-	278,034	-	-	278,034

Net income for the period	-	-	-	-	-	1,334,866	1,334,866

Balance as of September 30, 2007	33,227,328	$33,227	$5,713,232	$348,394	$115,139	$2,010,688	$8,220,680

See accompanying notes to condensed consolidated financial statements.

NOTE－1

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

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE－2

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

The Company, through its subsidiaries, mainly engages in the production of industrial valve components and products in the PRC. During 2007, the Company commenced a new business segment in the provision of technical service and re-engineering projects in the energy saving related industry in the PRC.

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

(2)

the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

The Company, through Neng Fa has established a new subsidiary, Liaoning Nengfa Weiye Tei Fa Sales Co., Ltd (“Sales Company”) to conduct the sales and marketing of valves products in the PRC.  Sales Company was incorporated on September 5, 2007 as a limited liability company under the laws of the PRC.

NFES, Neng Fa and Sales Company are hereinafter referred to as (the “Company”).

NOTE－3

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

●

Basis of consolidation

The condensed consolidated financial statements include the financial statements of NFES and its subsidiaries, Neng Fa and Sales Company.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2007, the Company has determined that no allowance for doubtful accounts is necessary.

●

Inventories

Inventories include material, labor and factory overhead and are stated at lower of cost or market value, cost being determined on a weighted average method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  As of September 30, 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

●

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.  There has been no impairment as of September 30, 2007.

●

Revenue recognition

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the three and nine months ended September 30, 2007.

(b)

Service revenue

Service revenue is primarily derived from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

(c)

Project revenue

The Company applies the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company records a provision in those instances in which the Company believe a contract will probably generate a net loss and the Company can reasonably estimate this loss. If the Company cannot reasonably estimate the loss, the Company limits the amount of revenue that the Company recognizes to the costs the Company has incurred, until the Company can estimate the total loss. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance.

(d)

Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●

Cost of revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the rendering of services.

●

Stock-based compensation

The Company adopts SFAS No. 123R, “Accounting for Stock-Based Compensation” using the fair value method.  Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

●

Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.”  The Company has determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.  The estimated annual effective tax rate is applied to the year-to-date ordinary income at the end of the interim period.

The Company also accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes.  Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any.  Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment.  A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

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

●

Product warranty

Under the terms of the contracts, the Company will provide a product warranty to its customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into maintenance contracts.  The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the condensed consolidated statement of operations for the period ended September 30, 2007.

●

Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the three months.  Diluted net income per share is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is the United States dollar ("US dollars"). The Company's subsidiaries in the PRC, Neng Fa and Sales Company maintain their books and records in its local currency, the Renminbi (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US dollars are translated into US dollars, in accordance with SFAS No 52 “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective period:

	2007	2006

Months end RMB:US$ exchange rate	7.4960	7.9051
Average monthly RMB:US$ exchange rate	7.6543	7.9913

●

Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements.  Neng Fa currently operates in two reportable business segments in Tieling City, Liaoning Province, the PRC: Valves manufacturing service and Energy-saving related service (See Note 12).

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of September 30, 2007.

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

NOTE－4

ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions.  The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.  Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the three and nine months ended September 30, 2007.

NOTE－5

INVENTORIES

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
		(audited)

Raw materials	$372,205	$269,759
Work-in-process	448,773	701,206
Finished goods	849,370	841,219
	$1,670,348	$1,812,184

For the three and nine months ended September 30, 2007 and 2006, no allowance for obsolete inventories was recorded by the Company.

NOTE－6

PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:

	September 30, 2007	December 31, 2006
		(audited)

Prepaid project costs	$893,810	$-
Prepayment to suppliers of raw materials	1,074,496	-
Prepayment to equipment vendors	233,309	266,183
Advances to staff	4,965	10,681
	$2,206,580	$276,864

The prepaid project costs primarily represent the prepayment to subcontractors in the commencement of energy-saving re-engineering project.  As of September 30, 2007, this project was not commenced due to the technological infeasibility and the amount is expected to be fully recovered in the next three months.

NOTE－7

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	September 30, 2007	December 31, 2006
		(audited)

Plant and machinery	$2,430,139	$2,351,240
Furniture, fixture and equipment	39,023	32,885
Foreign exchange adjustment	102,459	-
	2,571,621	2,384,125

Less: accumulated depreciation	(369,069)	(188,613)
Less: foreign exchange adjustment	(11,774)	-
Property, plant and equipment, net	$2,190,778	$2,195,512

Depreciation expense for the three months ended September 30, 2007 and 2006 were $76,907 and $55,298, respectively.

Depreciation expense for the nine months ended September 30, 2007 and 2006 were $190,161 and $128,876, respectively.

NOTE－8

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of following:

	September 30, 2007	December 31, 2006
		(audited)

Rental payable	$26,681	$35,200
Government levies payable	12,091	7,295
Welfare payable	78,767	59,495
Accrued expenses	17,740	51,266
	$135,279	$153,256

NOTE－9

INCOME TAXES

The Company is registered in the State of Delaware and is subject to United States of America tax law.

As of September 30, 2007, the operation in the United States of America has incurred $538,860 of net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2027, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $188,601 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company's subsidiaries operating in the PRC, Neng Fa and Sales Company are subject to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprised of a 30% national income tax and 3% local income tax.

On May 11, 2007, the Teiling city local government tax bureau in the PRC approved Neng Fa as a foreign investment enterprise.  Hence, retrospectively effective from January 1, 2007, Neng Fa is entitled to a two-year exemption from enterprise income tax and a reduced enterprise income tax rate of 15% for the following three years.

The Company’s effective income tax rates for the three and nine months ended September 30, 2007 and 2006 were 0%, 0% and 33% and 33%, respectively.

NOTE－10

STOCK-BASED COMPENSATION

On January 26, 2007, the Company issued 1,000,000 restricted shares of common stock for business advisory services to Greentree Financial Group, Inc. The fair value of this restricted stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a price of $0.51 per share. The Company recognized a stock-based compensation cost of $510,000 for the nine months ended September 30, 2007.

NOTE－11

CAPITAL TRANSACTION

On April 11, 2007, the Company entered into a Subscription and Stock Purchase Agreement with Mr Li Gang ("Mr. Li"), a citizen of the PRC, to consummate a private sale of 1,700,000 shares of its common stock (“the Shares”) for an aggregate purchase price of $870,000 at a price of $0.51 per share.  The proceeds of this private placement were used to fund the business expansion. These shares were fully issued on August 17, 2007.

As a result of this transaction, Mr. Li owns approximately 60.2% of the issued and outstanding shares of the Company’s common stock.

NOTE－12

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Valves manufacturing service and Energy-saving related service. Valves manufacturing service included the production of valves components and provision of valve improvement and engineering services.  Energy-saving related service included the provision of energy-saving related re-engineering and technical services.  The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3).  The Company had no inter-segment sales for the three and nine months ended September 30, 2007.  The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended September 30, 2007:

	Valves manufacturing service	Energy-saving related service	Total

Operating revenues	$1,517,512	$513,504	$2,031,016
Cost of revenues	973,485	331,977	1,305,462
Gross profit	544,027	181,527	725,554
Depreciation	43,527	33,380	76,907
Net income	$418,731	$159,186	$577,917

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the nine months ended September 30, 2007:

	Valves manufacturing service	Energy-saving related service	Total

Operating revenues	$5,675,444	$1,386,955	$7,062,399
Cost of revenues	4,086,814	521,099	4,607,913
Gross profit	1,588,630	865,856	2,454,486
Depreciation	144,522	45,639	190,161
Net income	$689,205	$645,661	$1,334,866

NOTE－13

CONCENTRATION AND RISK

(a)

Major customers and vendors

For the three and nine months ended September 30, 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the three months ended September 30, 2007, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, trade
Customer A		$1,170,151	58%		$766,359
Customer B		385,082	19%		-
Customer C		230,960	11%		-

	Total:	$1,786,193	88%	Total:	$766,359
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$218,499	20%		$-

For the nine months ended September 30, 2007, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$3,039,508	43%		$766,359
Customer B		918,335	13%		-

	Total:	$3,957,843	56%	Total:	$766,359
Vendors		Purchases	Percentage of purchases		Accounts Payable

Vendor A		$1,809,017	46%		$-

For the three months ended September 30, 2006, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$1,010,359	52%		$1,942,119
Customer D		803,192	42%		479,248

	Total:	$1,813,551	94%	Total:	$2,421,367
Vendors		Purchases	Percentage of purchases		Accounts Payable

Vendor A		$418,493	25%		$537,970

For the nine months ended September 30, 2006, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$2,833,691	71%		$1,942,119
Customer D		803,192	20%		479,248

	Total:	$3,636,883	91%	Total:	$2,421,367
Vendors		Purchases	Percentage of purchases		Accounts Payable

Vendor A		$1,645,974	43%		$537,970

(b)

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE－14

COMMITMENT AND CONTINGENCIES

(a)

Operating lease commitment

The Company leased an office premise under a non-cancelable operating lease agreement for a period of one year, ending February 9, 2008.  The annual lease payment is $38,481.

(b)

Capital commitment

As of September 30, 2007, the Company has contracted for purchase of equipment amounting to $384,136 (RMB 2,879,482), of which $233,309 was paid to suppliers.

As of September 30, 2007, its subsidiary, Neng Fa is authorized to contribute the unpaid registered capital of $529,615 (equivalent to RMB3,970,000) to the Sales Company.  This balance will be paid on or before September 3, 2009.

(c)

Litigation

Robert Dawley vs NF Energy Saving Corp. of America, etal. On May 21, 2007, civil complaint filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-19DAB. The complaint faults the defendants in breach of contract, which was signed by Sam Winer, former Chief Executive Officer, before the commencement of reverse merger with the current subsidiary. The case was dismissed on August 13, 2007 without justice.

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

On September 5, 2007, Liaoning Nengfa Weiye Tieling Valves Sales Company Limited, a wholly owned subsidiary of NF Energy Saving Corporation of America, was established to market Company’s valves, pipe network, systems and equipment and energy saving products.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the three and nine months ended September 30, 2007.

(b)

Service revenue

Service revenue is primarily derived from engineering and technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

(c)

Project revenue

The Company applies the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company records a provision in those instances in which the Company believe a contract will probably generate a net loss and the Company can reasonably estimate this loss. If the Company cannot reasonably estimate the loss, the Company limits the amount of revenue that the Company recognizes to the costs the Company has incurred, until the Company can estimate the total loss. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance.

(d)

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

Plant, and Equipment, net

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

Revenues

We recorded revenues of $2,031,016 and $7,062,399 for the three and nine months ended September 30, 2007, respectively, increasing by $93,770 and $3,081,203 compared to the revenues of $1,937,246 and $3,981,196 for the same periods ended September 30, 2006, respectively. The significant increase in revenue during the first half year of 2007, especially in the second quarter of 2007, was due primarily to the expansion of our sales networks, which cover approximately ten provinces throughout China. In addition, the second quarter of each year is the hot season for the sales of valves. Our revenues during the second quarter of 2006 failed to maintain the same level as 2007 due primarily to the inception of the subsidiary on February 8, 2006. The revenues during the three months ended September 30, 2007 consisted of $1,517,512 from sales of self-manufactured valves components, and $513,504 generated by provision of valves improvement, maintenance and engineering service. We recognized revenue from the sale of self-manufactured products upon delivery to the customers and the transfer of title and risk of loss. Because the majority of products are customized to meet customer’s specifications, no product returns have occurred and have recorded no reserve for sales returns for the nine months ended September 30, 2007. Service revenue is primarily derived from engineering and technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

We expect revenues to increase during the second half year of 2007 because we have successfully signed the contracts with the government as one of the designated suppliers for the state infrastructure projects. The contracts are expected to be consummated in the third quarter of 2007 with total amount of approximately $3,900,000.

Income / Loss

We had net income of $577,917 and $1,334,866 for the three and nine months ended September 30, 2007, respectively. Compared to net income of $291,578 and $649,810 for the same periods ended September 30, 2006, respectively, the increase in net income during the nine months ended September 30, 2007 was due primarily to the increase in revenues in this period, resulting in the sufficient gross profit to cover the increasing operating expenses. The net income for the three and nine months ended September 30, 2006 was due to the low operating expenses at the beginning of the operation. We expect to be profitable during fiscal year 2007 through the implementation of our marketing strategies. However, we cannot be certain that we will be able to successfully implement our marketing strategies and there can be no assurance for the achievement. We cannot guarantee our projection in revenue growth, either.

Expenses

Operating expenses for the three and nine months ended September 30, 2007 were $149,060 and $1,132,904, respectively. The increases by $64,087 and $961,140, compared to operating expenses of $84,973 and $171,764 for the three and nine months ended September 30, 2006, respectively, were due primarily to the research and development expense of $329,906 incurred in the third quarter of 2007 for the project of grand electronic flow control system, and the non-cash consulting expenses resulting from the issuance of 1,000,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

-	Advise on matters relating to our structure, management, operation and subsidiaries;
-	The preparation and implementation of a new business plan and a future growth strategy;
-	Assistance with preparation of applicable filings with the SEC;
-	Assistance with preparation of financial statements;
-	EDGAR services
-	Advise on procedures, regulations, and compliance of a public listed company;

The shares were valued based on the market price on the date of the stock grant and booked pro rata due to the service periods completed as of September 30, 2007, which were $255,000 and $510,000 for the three and nine months ended September 30, 2007, respectively.

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the provision of services. Product delivery and direct labor would be examples of cost of sales items. During the three months ended September 30, 2007, we had $1,305,462 in cost of revenue, of which $881,432 in connection with production, or approximately 63.72% of sales revenues, and $93,152 in connection with services provided, or approximately 43.96% of service revenue, and $330,878 in connection with projects provided, or approximately 75.91% of projects revenue. During the comparative period ended September 30, 2006, we had $1,417,331 in cost of revenue.

During the nine months ended September 30, 2007, we had $4,607,913 in cost of revenue, of which $3,889,149 in connection with production, or approximately 72.99% of sales revenues, and $387,886 in connection with services provided, or approximately 29.89% of service revenue, and  $330,878 in connection with projects provided, or approximately 75.92% of projects revenue During the comparative period ended September 30, 2006, we had $2,841,193 in cost of revenue.

The markups typically range between 20-30% in valve production industry. The cost of production as a percentage of sales revenue was normal during the two comparative periods, compared to industry ratio. Simultaneously, the cost of services as a percentage of services revenue was low due to good profit margin existing in value-added services. We expect to lower the cost of revenue by devoting more time and effort to the segment of valves improvement, maintenance and engineering services in 2007.

Impact of Inflation

    We believe that inflation has had a negligible effect on operations during these periods. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $968,301 for the nine months ended September 30, 2007, compared to cash flows of $1,946,551 used in operating activities for the nine months ended September 30, 2006. The negative cash flows from operations for the nine months ended September 30, 2007 were due primarily to the increase in accounts receivable $1,004,058, an increase in prepayments and deposits $1,878,371, and a decrease in income tax payable of $392,183.  Cash flows used in operating activities for the nine months ended September 30, 2006 were due primarily to the increase in accounts receivable $2,528,462, an increase in inventories $1,479,794, an increase in accounts payable $860,801 and an increase in income tax payable $320,055.

Cash flows used in investing activities were $87,101 for the nine months ended September 30, 2007, due to the purchase of plant and equipment, offset by the proceeds from disposition, compared to cash flows of $15,765 used in the same period of 2006, which were due primarily to the purchase of plant and equipment in the nine months ended September 30, 2006.

Cash flows provided by financing activities were $870,000 for the nine months ended September 30, 2007, due to the private sale of 1,700,000 shares of common stock of the Company to a related party at the market price of $.51 per share, compared to cash flows of $2,002,177 provided by financing activities for the nine months ended September 30, 2006 due primarily to shareholder loans of $1,877,807 and capital contribution of $124,370 required by Chinese corporation laws.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,500,000 in working capital during 2007 and $2,000,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through September 30, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $649,804 on hand and a working capital of $6,032,567 as of September 30, 2007. Currently, we have enough cash to fund our operations for about twelve months. This is based on current working capital and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,500,000 to sustain operations through year 2007 and approximately $2,000,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Robert Dawley vs NF Energy Saving Corp. of America, etal. On May 21, 2007, civil complaint filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-19DAB. The complaint faults the defendants in breach of contract, which was signed by Sam Winer, former Chief Executive Officer, before the commencement of reverse merger with the current subsidiary. The case was dismissed on August 13, 2007 without justice.

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 28 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the second quarter of 2007

None.

Reports on Form 8-K filed subsequent to the second quarter of 2007

(1)	On August 8, 2007, we filed an 8-K report under Item 3.02, Unregistered Sales of Equity Securities reporting stock issuance for cash investment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NF Energy Saving Corporation of America

Date: November 14, 2007	By:	/s/ Li, Gang
Li, Gang President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002