Form 10KSB
period 2007-12-31
NF Energy Saving CORP of America
filed 2008-03-28
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50155

NF ENERGY SAVING CORPORATION OF AMERICA
(Name of Small Business Issuer in its Charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21-Jia Bei Si Dong Road, Tie Xi Qu
Shenyang, P. R. China 110021
(Address of Principal Executive Offices)

(8624) 2560-9750
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
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

The Registrant’s revenues for its most recent fiscal year ended on December 31, 2007: $10,336,449.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 11, 2008 there were 33,227,328 shares of common stock, $0.001 par value per share, of the registrant outstanding. The aggregate market value of the voting stock held by non-affiliate of the registrant as of March 11, 2008 was $2,002,292 based upon the most recent close price for such Common Stock on said date ($.27). For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% stockholders are affiliates. On March 11, 2008, there were 33,227,328 shares of the Registrant’s Common Stock issued and outstanding, of which approximately 7,415,899 shares were held by non-affiliates.

Transitional Small Business Disclosure Format (check one):    ☐  Yes   ☒  No

The number of shares of common stock outstanding as of March 11, 2008: 33,227,328

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

PART I

Item 1. Description of Business.

The Company

As used herein the terms "we", "us", "our," the “Registrant,” “NFES” and the "Company" means, NF Energy Saving Corporation of America, a Delaware corporation, formerly known as Diagnostic Corporation of America, Global Broadcast Group, Inc., Galli Process, Inc. These terms also refer to our subsidiary corporation, Liaoning Nengfa Weiye Energy Technology Corporation Ltd. (“Nengfa Energy”), formerly known as Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Neng Fa”) acquired in November 2006.

NF Energy Saving Corporation of America was incorporated under the laws of the State of Delaware in the name of Galli Process, Inc. on October 31, 2000 for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On January 31, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 3, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America to more accurately reflect our business after a stock exchange transaction with Neng Fa. Our principal place of business is 21-Jia Bei Si Dong Road, Tie Xi Qu, Shenyang, P. R. China 110021. Our telephone number is (8624) 2560-9750.

On November 15, 2006, we executed a Plan of Exchange ("Plan of Exchange"), between and among us, Neng Fa, the shareholders of Neng Fa (the "Neng Fa Shareholders") and Gang Li, our Chairman and Chief Executive Officer ("Mr. Li").

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

On September 5, 2007 we established a new sales company “Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd” (“Sales Company”), a limited liability corporation organized and existing under the laws of the Peoples’ Republic of China. The sales company is a subsidiary 99% owned by Neng Fa. The sales company will market and sell the Company’s valve products in China.

On January 31, 2008 to better reflect our energy technology business we changed the name of our 100% own subsidiary “Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd” to “Liaoning Nengfa Weiye Energy Technology Company Ltd.” (Nengfa Energy). Nengfa Energy’s area of business include research and development,  processing , manufacturing,  and marketing and distribution of valves, actuating device and pipe fittings; manufacturing, marketing and distribution of energy equipment, wind power equipment and fittings; energy saving technical reconstruction; and energy saving technology consulting services.

The structure of our corporate organization is as follows:

Business Description

Neng Fa specializes in energy technology business. We provide energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s utility, metallurgy, petrochemical, coal, construction, and municipal infrastructure development industries. We are also engaged in the manufacturing and sales of large-diameter low pressure valves. At present, our valve business holds a leading position in China. Our Company has the Det Norske Veritas Management System Certificate that certifies our products conform to the Management System Standard ISO9001:2000. We have been a member of Chicago Climate Exchange since 2006. In 2007 Neng Fa received contracts for three sections of the prominent project “Redirect the water from the Rivers in the South to the North Middle Section Jingshi Section Water Supply Engineering Project”.

Our main development directions in the future include the expansion of our capabilities for technology consulting and production of equipment and pipe network for building energy efficient infrastructures for municipalities, to provide comprehensive technology solutions for regional energy conservation and emission reduction, and to conduct research and development and the manufacturing of equipment and fittings for wind power plants.

Products and Services

Our current products and services include energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s utility, metallurgy, petrochemical, coal, construction, and municipal infrastructure development industries and the manufacturing and sales of energy-saving valves, intelligent valves, and low-voltage large-diameter valves.

1. Energy Saving Reconstruction Projects

1.1 Energy-saving reconstruction of industrial boilers and cogeneration

China’s industrial boilers are mainly coal-fired boilers. They represent 95% of the total boilers. The boilers are mainly layer combustion. Clockwise rotation chain boilers account for 60% of the total boilers. These boilers have the following problems; small capacities, inferior qualities, auxiliary equipment not matched properly, coal category used not matching the design, and being older equipment. These problems caused low thermal efficiency, only about 60-70%, 20% lower than the international standards. Neng Fa reconstructs the old boiler through a variety of technologies as follows:

(1) Transformation of the old boiler by circulating fluidized bed combustion technology

Circulating fluidized bed boiler has many advantages. They can combust low quality coal. They have higher thermal efficiency. Its ash residue can be used as building materials. According to the customers’ request, pulverized coal-fired boiler and clockwise rotation chain grate boiler can be reconstructed into circulating fluidized bed boiler using circulating fluidize combustion technology.

(2) Reconstruction of control system

Transformation of the control system helps to maintain the boiler in the best running state.

(3) Reconstruction of coal feeding unit

Reconstruction of coal feeding unit results in higher permeability of the coal seam in the boiler for the full combustion of the coal.

(4) Reconstruction of the combustion system

By adding combustion-supporting materials or transforming ventilation system of the boiler, it improves the efficiency of coal combustion

(5) Reclaiming discharged energy from industrial waste

In order to ensure the life and operating efficiency of the boiler, boilers in the running process need to regularly and systematically eliminate the waste that come with the water. We can recover at least 90% the heat emitted with the waste water for customers, by installing heat recovery equipment.

(6) Reclaiming residual heat from boiler

Utilizing technology to reclaim and utilize the residual heat of coal-burning boiler and the residual heat of the boiler that use natural gas and petroleum products.

1.2 Energy-saving reconstruction of steam thermal system

(1) Recovery of condensed water

(2) Eliminate the leakage losses of steam trap valve

(3) Improve heat preservation system and eliminate leakage losses

1.3 Energy-saving reconstruction of motor drive system

China’s motor drive system power consumption accounted for 2/3 of total electricity consumption of the country. About 90% of the motors are AC asynchronous motors. We can reconstruct the motor drive system, especially for variable load fans and pumps through frequency conversion and speed regulation technology.

1.4 Green Lighting Project

China’s lighting power consumption accounted for about 12% of the overall power consumption. Energy technology improves the green lighting project by renewing the lighting power supply, rational distribution of lamps, improving the quality of power supply and on-demand control.

1.5 Energy-saving reconstruction of industrial cave and furnace

China’s industrial furnace are located mainly in the iron and steel, metallurgy, building materials, machinery manufacturing, chemical industry and other high energy consumption enterprises. Their energy consumption accounts for about 10% of China’s total energy consumption. Half of the enterprises have backward technology, outdated equipment, and experiencing serious waste of energy. Our company using our existing technology can reconstruct furnace’s structure, its heat source system, combustion system, and control system.

1.6 Recovery of residual heat in industry

Our company helps China’s industrial enterprises, such as steel, metallurgical, petrochemical, coal, power, chemical industry and high energy consumption enterprises to recover and utilize a variety of residual heat (waste water, etc.).

The above energy-saving technological transformation measures have considerable economic benefits after their implementation. Furthermore our company’s project management team has 10 years of successful operational experience in energy-saving reconstruction projects.

2. Production and sales of energy saving valves

The second line of business that accounts for a large proportion of the Company’s revenue is the production and sales of energy-saving valves, intelligent valves, and low-voltage large-diameter valves.

(1) Low-Voltage, Large-Diameter Valves (LL Valves)

These valves are driven hydraulically and, under normal conditions, open and close at an average speed of 10m per minute. In abnormal circumstances such as a power failure or accident, the plate adapts to open or close in a two-stage process of “quick” or “slow”, depending upon the demands of the situation. This type of valve is suited to pumped sewage and hydro-technical systems.

(2) Liquid-Control Flow-Checking Butterfly Valves

This system is controlled wholly by liquid, a process which reduces its energy consumption. The electrical components of this system are controlled by a computer which delivers a digital display and remote signal providing for a higher accuracy of control. This valve utilizes a double eccentric structure which ensures good secure sealing, low friction, and longevity.

(3) Vacuum Butterfly Valves

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

(4) Flow-Regulating Valves

This valve controls the media flow in pipelines so as to regulate the pressure difference of throttling flow and back-pressure, to maximize flow status, and to reduce gas erosion. Its control system is compact and highly sensitive. It provides for a complete operations display and anti-disturbance component and high automation. This valve system provides continuous feedback signals indicating the piston’s actual position.

(5) Hydro Turbine Liquid-Control Butterfly Valves

Currently in research and development, this will be one of the largest valves in China, situated in the hydro power station in Fujian Ningde Hongkou Hydropower Station. Its technology combines a finite analysis method and CAD design tools to optimize its reliability. This valve controls the media flow and pressure in pipelines. It is a key technological component in the control of flow to hydropower turbines.

In 2008 the Company plans to develop the following two additional business lines: comprehensive energy conservation and emission reduction services for municipalities and research and development and manufacturing of wind power equipment.

3. Comprehensive energy conservation and emission reduction services for municipalities

China State Council in its 11th Five-Year Plan for 2005 to 2010 has set energy conservation and emission reduction targets to be achieved by local governments and industries. According to China’s 11th five year plan, there will be a large investment in energy saving in the amount of no less than $1 trillion RMB during the 11th five year planning period. Chinese government recently issued the Provisional Measures for Administration of the Financial Reward Capital for the Innovation of Energy-Saving Technology. Chinese government will reward enterprises according to the total savings from their energy-saving technology projects. Central government has set aside 7 billion RMB to support top 10 key energy saving projects. An important outcome of these regulations is that energy conservation and emission reduction will be important criteria in evaluating the performance of the leaders of local governments and large state own enterprises. Government and enterprise leaders are now motivated to undertake energy conservation and emission reduction projects to achieve their required targets.

Our municipal comprehensive energy conservation and emission reduction projects focus on comprehensive energy conservation and emission reduction planning and project implementation for an entire city. These plans will be carried out by city energy auditing, energy conservation planning and using energy management contract (EMC) model to achieve efficient energy supply for the entire city. The goals of these plans are to reduce per unit energy consumption and green house gas emission. This will be a win-win for China, its municipalities and the businesses.

Nengfa Energy has successful experience in energy project management in China. In 2008, the Company will engage in developing comprehensive energy conservation and emission reduction projects for municipalities.

4. Equipment Manufacturing for Wind Power Plants

Due to the shortage of energy resources worldwide and China being one of the largest energy consuming countries, Chinese government in its 11th five year plan of 2006 emphasized the development of wind power among energy resource development. In 2006, China has suddenly become the world’s fifth largest wind power generation market. China’s tremendous demand for wind power generation has led to a global shortage of wind power equipment components. The backlog of orders will not be filled until 2012. At present the demand greatly exceeds the supply in the wind power equipment components market. Chinese wind power equipment manufacturers are trying to occupy this market now. Those manufacturers that are well capitalized and have sufficient capacity and cutting-edge technology, and are able to provide superior service will enjoy a tremendous growth in China.

Our company’s current products are international wind power equipment component market’s mainstream products, such as 1.5MW wind power equipment system (the hub, forward engine room foundation, bearing seat, and the principal axle). Our products in research and development stage include 1.5 MW and GW200 lines of wind power equipment systems.

Seeing a tremendous growth potential for manufacturing wind power equipment components, Nengfa Energy will concentrate its efforts in research, development and manufacturing the wind power equipment components. The Company expects that these manufacturing projects will generate good returns for our investors.

Starting in 2008, the Company will emphasize the following three business lines: the production and sales of energy-saving valves, intelligent valves, and low-voltage large-diameter valves; comprehensive energy conservation and emission reduction service for municipalities; and equipment manufacturing for wind power plants

Customers and Markets

Our customers are mainly concentrated in the utility, metallurgy, petrochemical, coal, construction, and city infrastructure industries in China. Our largest customer, Nengfa Weiye Tieling Famen Co., Ltd. (a related party of the Company) accounted for approximately $4,536,777 and $2,971,183 in revenues, or 43% and 56%, of our total net revenues in 2007 and 2006 respectively. Our second largest customer is Huludao Xinye Co. Ltd. It is a large Chinese company producing metallurgical products and it is publicly traded on a main exchange in China. In 2007, we provided technology consulting services and reconstruction for revenue of $1,113,225, about 11% of our total net revenues in 2007.

Marketing and Sales

Marketing strategy for energy saving reconstruction business

(1)
Participate in government organization’s energy conservation and emission reduction meetings. Through government or industry association to participate in government organized energy saving conferences to meet potential energy equipment suppliers and to establish relations with Chinese large and medium size high energy consumption enterprises to learn the energy saving needs of these enterprises. We will also participate directly in the consulting and reconstruction services of energy conservation projects organized by government bureaus.

(2)	Participate directly in the bidding of customer projects to obtain energy saving reconstruction contracts.

(3)	Use commissions and agents system to obtain energy saving reconstruction contracts.

Marketing strategy for product sales

Direct sales

We will use bids or customer direct orders to obtain product sales business. We will establish good relationship and after sales service with existing customers. We received a large amount of business from existing customers.

Sales through commissioned agents

Using this business model, our company will sign marketing and sales agreements with agents who are responsible for specific projects’ marketing and sales activities. The service areas will be different because customer’s geographical areas.

Profit Models

Nengfa Energy’s profit models for energy-saving reconstruction projects include the following:

(1) Energy planning – diagnosis and consultation services: municipal energy planning, and energy auditing for industrial enterprises and buildings.

(2) Energy reconstruction projects: mainly for industrial enterprises and buildings;

(3) Sales of energy accessory equipment

(4) CDM/CCX greenhouse gas emission rights trading (Nengfa Energy is a member of the Chicago weather trading association)

Raw Materials

The major raw materials for our production are pig iron, steel, copper, and plastic. In 2007 the prices for all the raw materials we need for our production increased significantly. The price for pig iron had the greatest increase in price of 68% and it continues to increase. Due to the increase in price of the raw materials, we also raised the selling prices of our products. In addition we hope that through increased labor production efficiency and lowering administrative costs and other methods to lower the impact of price increases in raw materials on our profits. We hope to continue develop high technology new products to guarantee our company’s product profitability.

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

We maintain stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements. Our products are certified to conform to the ISO 9001 standards by the Det Norske Veritas Management System.

Competition

The domestic and international markets for industrial valves and energy saving industry are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. We have a leading position in valve production in China. We plan to use marketing and new high technology product development to increase our products’ competitiveness on the market. We have successful experience in managing large energy saving projects and we strive to be a leader in comprehensive energy saving projects for municipalities and government organized large public projects. Based on our technical expertise and our leading position in valve manufacturing we plan to build our capabilities to meet the tremendous needs in the wind power equipment and components market in China.

Employees

As of December 31, 2007, there are 327 employees including 44 administrative personnel working in our subsidiaries located in China.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to security holders. If the Company should choose to create an annual report, it will contain audited financial statements. The Company intends to file all of its required information with the SEC. The Company plans to file its 10-KSB, 10-QSB, and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that are filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

RISK FACTORS.

The Company has identified the risk factors facing the Company. These risk factors may cause the Company’s performance, events to be significantly different from the forecasts in this report or news or other disclosures. These factors may create negative impact on the Company’s revenues, returns and operating results. Investors should be aware of these risk factors.

Risk Related to Our Business

We face intense competition and, if we are not able to respond to competition in our markets, our revenues may decrease

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

Reductions or interruptions in the supply of raw materials and increases in the costs of raw materials could reduce our profit margins and adversely affect our ability to meet our customer delivery commitments

We require substantial amounts of raw materials, including pig iron, steel, copper and plastic and substantially all of the raw materials we require are purchased from outside sources. The availability and costs of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We typically do not enter into long-term supply agreements. Additionally, approximately 32% of our total purchasing is from one vendor. If there is an interruption in delivery, this could have a negative effect on our financial results. Our inability to obtain adequate supplies of raw materials for our products at favorable costs, or at all, could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. During 2007, the costs of many of these raw materials were at the highest levels that they have been in many years. We may continue to experience further cost increases of these materials. If we are not able to reduce or eliminate the effect of these cost increases through lowering other costs of production or successfully implementing price increases to our customers, such cost increases from our vendors could continue to have a negative effect on our financial results.

Implementation of our marketing strategies may not be successful, which could affect our ability to increase our revenues or our profitability.

We created a new Sales Company Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. to market and sell our valve products. We expected to increase our revenues and profitability and expand our markets through the implementation of our marketing strategies. We cannot be certain that we will be able to successfully implement our marketing strategies. In particular, we expect that management will continue to devote a significant amount of time and effort in 2008 to improve the operational results, including improvements in our profitability, customer satisfaction and revenue growth rate. If we are not successful in implementing these improvements, our financial results may be negatively affected.

If we fail to establish and maintain strategic relationships, the market acceptance of our services, and our profitability, may suffer

To offer services to a larger customer base, our direct sales force depends on strategic partnerships and marketing alliances to obtain customer leads and referrals. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, we will have to devote substantially more resources to the marketing of our products and services. We would also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability to market our products and services successfully. In addition, our strategic partners may not regard us as significant for their own businesses. Therefore, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire services that compete with our services. Even if we succeed in establishing these relationships, they may not result in additional customers or revenues.

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

We believe our future success will depend, in part, on our ability to anticipate or adapt to these factors and to offer, on a timely basis, products that meet customer demands and the requirements of codes and/or regulatory agencies. The development of new technology enhanced products is a complex and uncertain process requiring the anticipation of technological and market trends. We may experience design, manufacturing, marketing or other difficulties, such as an inability to attract a sufficient number of experienced engineers that could delay or prevent our development, introduction, approval or marketing of new products or enhancements and result in unexpected expenses. Such difficulties could cause us to lose business from our customers and could adversely affect our competitive position; in addition, added expenses could decrease the profitability associated with those products that do not gain market acceptance.

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

Our largest customer, Nengfa Weiye Tieling Famen Co., Ltd., a related party of the Company ("Famen"), accounted for approximately $4,536,777, or 43%, of our total net sales for the year ended December 31, 2007. Our customers generally are not obligated to purchase any minimum volume of products from us and are able to terminate their relationships with us at any time. In addition, increases in the prices of our products could result in a reduction in orders for our products from Famen and other customers. A significant reduction in orders from, or change in terms of contracts with, Famen or other significant customers could have a material adverse effect on our future results of operations.

We may be unable to effectively manage our growth

We will need to manage our growth effectively, which may entail devising and effectively implementing business plans, training and managing our growing workforce, managing our costs, and implementing adequate control in our reporting systems in a timely manner. We may not be able to successfully manage our growth. Our failure to do so could affect our success in executing our business plan and adversely affect our revenues, profitability and results of operations.

If we fail to successfully manage our planned expansion of operations, our growth prospects will be diminished and our operating expenses could exceed budgeted amounts

Our ability to offer our services in an evolving market requires an effective planning and management process. We have expanded our operations rapidly since inception, and we intend to continue to expand them in the foreseeable future. This rapid growth places significant demand on our managerial and operational resources and our internal training capabilities. In addition, we plan to increase our total work force. This growth will continue to substantially burden our management team. To manage growth effectively, we must:

a.	Implement and improve our operational, financial and other systems, procedures and controls on a timely basis.

b.	Expand, train and manage our workforce, particularly our sales and marketing and support organizations.

We cannot be certain that our systems, procedures and controls will be adequate to support our current or future operations or that our management will be able to handle such expansion and still achieve the execution necessary to meet our growth expectations. Failure to manage our growth effectively could diminish our growth prospects and could result in lost opportunities as well as operating expenses exceeding the amount budgeted.

We may be unable to maintain internal funds or obtain financing in the future

Adequate financing is one of the major factors, which can affect our ability to execute our business plan in this regard. We finance our business mainly through internal funds or raising equity funds. There is no guarantee that we will always have internal funds available for future developments or we will not experience difficulties in obtaining investor financing and loans granted by financial institutions in the future. In addition, there may be a delay in equity fundraising activities. Our access to obtain debt or equity financing depends on the banks’ willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all.

We may need to raise additional capital that may not be available on terms favorable to us, if at all

We may need to raise additional capital in the future, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To fully realize our business objectives and potential, we may require additional financing. We cannot be sure that we will be able to secure the financing we will require, or that it will be available on favorable terms. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

Our operations and growth prospects may be significantly impeded if we are unable to retain our key personnel or attract additional key personnel, particularly since experienced personnel and new skilled personnel are in short supply

Competition for key personnel is intense. As a small company, our success depends on the service of our executive officers, and other skilled managerial and technical personnel, and our ability to attract, hire, train and retain personnel. There is always the possibility that certain of our key personnel may terminate their employment with us to work for one of our competitors at any time for any reason. There can be no assurance that we will be successful in attracting and retaining key personnel. The loss of services of one or more key personnel could have a material adverse effect on us and would materially impede the operation and growth of our business.

Our operations are vulnerable to natural disasters or other events

Our operating income may be reduced by natural disasters, in locations where we own and/or operate significant manufacturing facilities. Some types of losses, such as from earthquake, severe winter storms and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in any particular property, as well as any anticipated future revenue from such property.

We have limited business insurance coverage in China

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. As a result, we do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders

Our Chief Executive Officer, Mr. Gang Li, beneficially owns approximately 62.15% of the outstanding shares of our common stock and is our largest stockholder. Our Chief Executive Officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 77.69% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders

Risks Related to Our Company’s Common Stock

Future sales of our common stock could adversely affect our stock price

If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could be adversely affected. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

We are listed on the OTC Bulletin Board, which can be a volatile market

Our common stock is quoted on the OTC Bulletin Board, a NASD sponsored and operated quotation system for equity securities. It is a more limited trading market than the NASDAQ Small Cap, and timely and accurate quotations of the price of our common stock may not always be available. Investors may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

Trading of our common stock is limited, which may make it difficult for investors to sell their shares at times and prices that investors feel are appropriate

Trading of our common stock has been extremely limited. This adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

There is a limited market for our common stock and an active trading market for our common stock may never develop

Trading in our common stock has been limited and has been characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects.

Because it may be a “penny stock,” it will be more difficult for shareholders to sell shares of our common stock

In addition, our common stock may be considered a “penny stock” under SEC rules because it has been trading on the OTC Bulletin Board at prices lower than $1.00. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchaser. Broker-dealers also must provide customers that hold penny stocks in their accounts with such broker-dealers a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to investors in violation of the penny stock rules, investors may be able to cancel the purchase and get the money back. The penny stock rules may make it difficult for investors to sell their shares of our stock, and because of these rules, there is less trading in penny stocks. Moreover, many brokers simply choose not to participate in penny-stock transactions. Accordingly, investors may not always be able to resell shares of our common stock publicly at times and at prices that investors feel are appropriate.

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices

The market price of our common stock has been volatile and is likely to continue to be so. During 2006, the trading price of our common stock ranged from a low of $.51 per share to a high of $10.5 per share. During 2007, the trading price of our common stock ranged from a low of $.20 per share to a high of $.75 per share. On March 21, 2007, the closing price of our common stock was $.11 per share.

The price for our common stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media reports by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance.

We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance

In addition, the stock market in general has experienced extreme price and volume fluctuations that may have been unrelated and disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

Because we have not paid and do not plan to pay dividends, investors will not realize any income from an investment in our common stock unless and until investors sell their shares at profit

We did not pay dividends on our common stock in 2007, and we do not anticipate paying any dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

We intend to retain all of our earnings for use in our business and do not anticipate paying any cash dividends in the near future

The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, the success of our business activities, general financial condition, future prospects, general business conditions and such other factors as our Board of Directors may deem relevant.

Risk Related to the People’s Republic of China

All of our current prospects and deals are generated in Mainland China; thus all of our revenues are derived from our operations in the PRC. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in the PRC.

Political, economic and social policies of the PRC government could affect our business.

All of our business, operating assets, fixed assets and operations are located in China, and all of our revenues are derived from our operations in China. Accordingly, our business may be adversely affected by changes in political, economic or social conditions in China, adjustments in PRC government policies or changes in laws and regulations.

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in a number of respects, including: structure, level of government involvement; level of development; level of capital reinvestment; growth rate; control of foreign exchange; and methods of allocating resources.

Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management. Although the PRC government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms. We cannot predict the future effects of the economic reform and macroeconomic measures adopted by the PRC government on our business or results of operations. Furthermore, the PRC government has begun to pay more attention to social issues in recent years and has promulgated or may promulgate additional laws or regulations in this area, which could affect our business in China. For example, in July 2007, the PRC government issued the new Employment Contract Law, effective from January 1, 2008, providing more employment protection to employees in China. We believe that this will enhance our general staff moral and loyalty. At the same time, however, we may incur additional staff costs in the future.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively

Substantially all of our revenues and operating expenses are denominated in RMB. The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment.

Currently, our China-based subsidiaries may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends, without the approval of the State Administration for Foreign Exchange (or SAFE). Our China-based subsidiaries may also retain foreign exchange in its current account (subject to a ceiling approved by the SAFE) to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase and retain foreign currencies in the future.

Since a significant amount of our future revenues will be in the form of RMB, the existing and any future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

Foreign exchange transactions under the capital account are still subject to limitations and require approvals from the SAFE. This could affect our China-based subsidiaries’ ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

We may suffer currency exchange losses if the RMB depreciates relative to the US Dollar

Our reporting currency is the US Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China reformed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer pegged to the US dollar and the exchange rate will have some flexibility. Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will decline in value. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

Changes in PRC Corporate Income Tax Law may affect our effective tax for 2008 and beyond

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which were effective January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. The previous income tax laws and rules, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, expired upon the effectiveness of the Corporate Income Tax Law.

The Corporate Income Tax Law provides a five-year transitional period for those entities established before March 16, 2007, which enjoyed a favorable income tax rate of less than 25% under the previous income tax laws and rules, to gradually change their rates to 25%. In addition, the Corporate Income Tax Law provides grandfather treatment to allow foreign invested enterprises to continue to enjoy their unexpired tax holiday under the previous income tax laws and rules.

The Corporate Income Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous income tax laws and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. All of these foreign invested enterprises will be subject to the withholding tax on January 1, 2008. Since we intend to reinvest our earnings to further expand our businesses in mainland China, we do not intend to declare dividends in the foreseeable future. Accordingly, as of December 31, 2007, we have not recorded any withholding tax on the retained earnings of our foreign invested subsidiary in China.

The Corporate Income Tax Law emphasizes the requirement of an arm’s length basis for transfer pricing arrangements between related parties. Also, it requires enterprises with related party transactions to prepare transfer pricing documentation which includes the basis for determining pricing, the computation methodology and detailed explanations. Under a tax inspection by tax authorities, if our transfer pricing arrangements between the China-based subsidiaries are judged as tax avoidance, or related documentation does not meet the requirements of the Corporate Income Tax Law, our China-based subsidiaries may be subject to tax adjustments and late payment interest.

Our China subsidiary Nengfa Energy being a foreign invested enterprise currently enjoys a two year exemption from corporate income tax for 2007-2008 and a reduced corporate income rate of 15% for the following three years from 2009-2011. If we cannot continue to enjoy the unexpired tax holidays and reduced corporate tax rate or if the withholding tax on dividends is applied to our business, our effective tax rate will be increased significantly.

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC Government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 25 years has significantly enhanced the protections afforded to various forms of foreign investment in Mainland China. Our PRC operating subsidiary, Nengfa Energy, a wholly foreign-owned enterprises (“WFOEs”), is subject to laws and regulations applicable to foreign investment in the PRC in general and laws and regulations applicable to WFOEs in particular. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws.

It may be difficult to enforce any civil judgments against us or our board of directors or officers, because most of our operating and/or fixed assets are located outside of the United States

Although we are incorporated in the State of Delaware, most of our operating and fixed assets are located in the PRC. As a result, it may be difficult for investors to enforce judgments outside the United States obtained in actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In addition, certain of our directors and officers (principally based in the PRC) and all or a substantial portion of their assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. We have been advised by our PRC counsel that, in their opinion, there is doubt as to the enforceability in the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

Item 2. Description of Property.

Our main operation is located at 118 Guang Yu St., Yinzhou District, Tieling City, Liaoning Province, People’s Republic of China, which is leased from a related party for a payment of approximately $39,665 per year. The lease is renewed every year automatically at the expiration date. The leased property covers a total area of 113,355 square feet, of which approximately 91,000 square feet used for factory, and 22,000 square feet used for office. This space is adequate for our present and planned future operations. No other businesses operate from this office.

Item 3. Legal Proceedings.

On May 21, 2007, a civil complaint Robert Dawley vs NF Energy Saving Corp. of America, etal. was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-18DAB. The complaint faults the defendants in breach of contract, which was signed by Sam Winer, former Chief Executive Officer, before the commencement of reverse merger with the current subsidiary. The case was dismissed on August 13, 2007 without justice. On October 5, 2007 the plaintiff filed addendum to complaint Case No. 6:07-cv-872-Orl-19DAB and the case was authorized by court on November 16, 2007. The plaintiff charges the Company with breach of contract since March 8, 2006 and seeks a relief of 11,900,000 shares of common stock plus $60,000-120,000 yearly “consultant income.”

On March 5, 2008 the Company has filed counterclaim against Dawley and Winer for $2,000,000. It includes charges of security fraud and breach of warranty by Winer. The trial was scheduled for October, 2008.  Counsel advised that the October 2008 trial will probably be postponed because of the new issues raised in the counterclaim.

The Company plans to fight against the lawsuit aggressively. At this point we do not believe that the lawsuit will have a material impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Trading Market for Common Equity

Our common stock, $.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGNA.OB”. The new symbol after the company’s name change to NF Energy Saving Corporation of America is “NFES.OB”. The following table sets forth the high and low bid prices posted on the OTC Bulletin Board for our Common Stock for the years ended December 31, 2007 and 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2006:	High	Low
3/31/2006	$10.50	$6.30
6/30/2006	$5.60	$3.50
9/30/2006	$2.45	$2.45
12/31/2006	$0.51	$0.51

Year Ended December 31, 2007:	High	Low
3/31/2007	$0.51	$0.51
6/30/2007	$0.75	$0.51
9/30/2007	$0.51	$0.2
12/31/2007	$0.65	$0.25

Year Ended December 31, 2008:	High	Low
3/31/2008	$0.60	$.11

On October 16, 2006, there was a 1 for 35 reverse split effected.

Number of Holders

As of March 14, 2007, we had 1,663 common shareholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

1.
On September 15, 2006, we consummated a private sale of 29,100,000 shares of our restricted common stock to Mr. Gang Li, pursuant to the terms and conditions of a Subscription and Stock Purchase Agreement, dated September 5, 2006. The aggregate purchase price for the Shares was $560,000 or approximately $.02 per share.

2.
On November 30, 2006, we issued the Neng Fa Shareholders 12,000,000 shares of common stock of the Company in exchange for all of the shares of capital stock of Neng Fa owned by the Neng Fa shareholders, pursuant to Plan of Exchange, dated November 15, 2006.

3.	On December 27, 2006, we issued 17,100,000 shares of our restricted common stock to existing shareholders in exchange for conversion of shareholders loan in the amount of $4,240,506.

4.	On August 8, 2007, we issued an additional 1,700,000 shares of our restricted common stock to Mr. Gang Li, our President and Director for a purchase price of $870,000.

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

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW Sixth Street, Suite 216, Plantation, Florida 33324.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report on Form 10-KSB. The discussion in this section of this Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in “Risk Factors” and those discussed elsewhere in this Report on Form 10-KSB.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

CRITICAL ACCOUNTING POLICIES

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgements regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented.

Revenue recognition

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2007 and 2006.

(b) Service revenue

Service revenue is primarily derived from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

(c) Project revenue

The Company applies the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company records a provision in those instances in which the Company believes a contract will probably generate a net loss and the Company can reasonably estimate this loss. If the Company cannot reasonably estimate the loss, the Company limits the amount of revenue that the Company recognizes to the costs the Company has incurred, until the Company can estimate the total loss. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. As of December 31, 2007, all projects were completed and their project revenues were fully recognized.

(d) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2007 and 2006, the Company has determined that no allowance for doubtful accounts is necessary.

Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2007 and 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") using the fair value method. Under SFAS No. 123(R), the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant. The fair value of stock-based compensation that are expected to vest are recognized using the straight-line method over the requisite service period.

Income taxes

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

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

RESULTS OF OPERATIONS
Year Ended December 31, 2007 compared to Year Ended December 31, 2006

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $10,336,449 and $5,269,013 for the years ended December 31, 2007 and 2006, respectively. Total revenues increased $5,067,436, a 96% increase, for the year ended December 31, 2007 compared to total revenues for the year ended December 31, 2006.

	Year Ended		Year Ended
	Dec. 31 2007		Dec. 31 2006		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% change
REVENUES
Products	$6,224,114	60.21%	$4,787,915	90.87%	$1,436,199	30%
Service	2,037,053	19.71%	481,098	9.13%	1,555,955	323%
Projects	2,075,282	20.08%	-	-	2,075,282	-
Total Operating Revenues	$10,336,449	100.00%	$5,269,013	100.00%	$5,067,436	96%

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and provision of engineering services. Product revenues were $6,224,114 and $4,787,915, or 60.21% and 90.87% of total revenues for the years ended December 31, 2007 and 2006, respectively. Product revenues for the year ended December 31, 2007 increased $1,436,199, a 30% increase, compared to the product revenues for the year ended December 31, 2006.

Service Revenues

Service revenues are derived principally from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Service revenues were $2,037,053 and $481,098, or 19.71% and 9.13% of total revenues for the years ended December 31, 2007 and 2006, respectively. Service revenues for the year ended December 31, 2007 increased $1,555,955, a 323% increase, compared to the service revenues for the year ended December 31, 2006. This reflects the Company’s efforts in expanding the energy saving service project businesses.

Project Revenues

Project revenues are derived principally from for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company applies the percentage-of-completion method to recognize project revenues. This is a newly created business line in 2007. Project revenues were $2,075,282, or 20.07% of total revenues for the year ended December 31, 2007. With the Company’s new emphasis on managing comprehensive energy saving and emission reduction projects for municipalities and large industrial enterprises, we expect the project revenues will continue to increase in 2008.

COSTS AND EXPENSES

Cost of Revenues

Cost of product revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $6,964,240 and $3,827,826, or 67.38% and 72.65% of total revenues for the years ended December 31, 2007 and 2006, respectively. The total cost of revenues increased by $3,136,414 (82%) for the year ended December 31, 2007 compared to the total cost of revenues for the year ended December 31, 2006. The increase in total cost of revenues was due partly to increased supporting costs for increasing sales and partly induced by the inflation in PRC.

The overall gross profit for the Company was $3,372,209 and $1,441,187, or 32.62% and 27.35% for the years ended December 31, 2007 and 2006 respectively. The profit margin increased by 5.27% for the year ended December 31, 2007 compared to the year ended December 31, 2006.

	Year Ended		Year Ended
	Dec. 31 2007		Dec. 31 2006		Change
	Amount	% of Total Cost of Revenues	Amount	% of Total Cost of Revenues	Amount	% change
COST OF REVENUES
Cost of Products	$4,398,433	63.16%	$3,597,911	93.99%	$800,522	22%
Cost of Service	1,530,116	21.97%	229,915	6.01%	1,300,201	566%
Cost of Projects	1,035,691	14.87%	-	-	1,035,691	-
Total Cost of Revenues	$6,964,240	100.00%	$3,827,826	100.00%	$3,136,414	82%

	Year Ended
	December 31, 2007
	Products	%	Service	%	Projects	%	Total	%
Revenues	$6,224,114	100.00%	$2,037,053	100.00%	$2,075,282	100.00%	$10,336,449	100.00%
Cost of Revenues	4,398,433	70.67%	1,530,116	75.11%	1,035,691	49.91%	6,964,240	67.38%
Gross Margin	$1,825,681	29.33%	$506,937	24.89%	$1,039,591	50.09%	$3,372,209	32.62%

	Year Ended
	December 31, 2006
	Products	%	Service	%	Projects	%	Total	%
Revenues	$4,787,915	100.00%	$481,098	100.00%	-	-	$5,269,013	100.00%
Cost of Revenues	3,597,911	75.15%	229,915	47.79%	-	-	3,827,826	72.65%
Gross Margin	$1,190,004	24.85%	$251,183	52.21%	-	-	$1,441,187	27.35%

Cost of Products

Total cost of product revenues was $4,398,433 and $3,597,911, or 70.67% and 75.15% of products revenues, for the years ended December 31, 2007 and 2006, respectively. The cost of product revenues increased by $800,522 (22%) for the year ended December 31, 2007 compared to the cost of revenues for the year ended December 31, 2006. The increase in product costs of 22% is less than the increase in product revenues of 30%. The gross profit for products was $1,825,681 and $1,190,004, or 29.33% and 24.85% for the years ended December 31, 2007 and 2006, respectively. The increase in gross profit of $635,677 and profit margin of 4.48% for products are due to increase in sales and better control of costs of products revenues.

Cost of Service

Total cost of service revenues was $1,530,116 and $229,915, or 75.11% and 47.79% of service revenues, for the years ended December 31, 2007 and 2006, respectively. The cost of service revenues increased by $1,300,201 (566%) for the year ended December 31, 2007 compared to the cost of revenues for the year ended December 31, 2006. The increase in product costs of 566% is greater than the increase in product revenues of 323%. The gross margin for services was $506,937 and $251,183, or 24.89% and 52.21% for the years ended December 31, 2007 and 2006, respectively. The decrease in gross margin of 27.32% in service is due to the significant increase in costs to support the large increase in service revenues and the initial start up costs incurred to increase service revenues.

Cost of Projects

In 2007 the Company began contracting energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. Total cost of projects revenues was $1,035,691, 49.91% of project revenues, for the year ended December 31, 2007. The gross profit for projects for the year ended December 31, 2007 was $1,039,591 (50.09%), much greater than the gross profit for products and service.

Operating Expenses

The total operating expenses were $1,318,739 and $289,261, or 12.76% and 5.49% of total operating revenues for the year ended on December 31, 2007 and 2006 respectively.

Selling and marketing expenses

On September 5, 2007 the Company established a new subsidiary, Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. to conduct the sales and marketing of valves products in the PRC. In 2007 the selling and marketing expenses were $36,092, .35% of total revenues. In 2006 the selling and marketing expenses were included in general and administrative expenses.

Research and development expenses

The Company incurred research and development expenses to study the possibility of using the Company’s existing manufacturing facilities and valve production expertise to produce equipment and fittings for wind power plants. The R&D effort enabled the Company to create a new line of business to tap into a large demand for the equipment needed for new wind power plants that have been planned in PRC. The research and development expenses for the year ended December 31, 2007 was $370,633, 3.6% of total revenues.

General and administrative expenses

General and administrative expenses increased by $626,343 to $836,421, 8.09% of total revenues for the year ended December 31, 2007, as compared to $210,078, 3.99% of total revenues for the year ended December 31, 2006. This increase was primarily due to a stock compensation cost of $510,000 incurred for issuing 1,000,000 shares of restricted common stock for business advisory services to Greentree Financial Group, Inc.

Income from Operations

As a result of the foregoing, our income from operations increased by $901,544 to $2,053,470, 19.87% of total revenues for the year ended December 31, 2007, as compared to $1,151,926, 21.86% of total revenues for the year ended December 31, 2006.

Interest income

For the year ended December 31, 2007, interest income was $5,127 as compared to $1,623 for the year ended December 31, 2006. The increase in interest income was due to the increase of cash deposit at bank.

Income Tax Expenses

For the year ended December 31, 2007, income tax expense was $0, as compared to $378,069 for the year ended December 31, 2006. The Company is enjoying the tax holiday in PRC due to NFES's foreign company status. During 2007, the Tieling city local government tax bureau in the PRC approved Neng Fa as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Neng Fa is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 15% for the following three years.

As of December 31, 2007, the operation in the United States of America incurred $574,989 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $217,720 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net Income

As a result of the foregoing, we had net income of $2,068,706, a 20% profit margin on revenues for the year ended December 31, 2007, as compared to net income of $790,961, a 15% profit margin on revenues for the year ended December 31, 2006. The net income for the year ended December 31, 2007 increased by $1,277,745 (161.54%) and the profit margin increased by 5% compared to the net income for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the year ended December 31, 2007, net cash provided by operating activities was $776,595. This was primarily attributable to our net income of $2,068,706, adjusted by non-cash items of depreciation and amortization of $270,188, gain on disposal of plant and equipment of $7,732, a non-cash expense for shares issued for service rendered $510,000, and a $2,064,567 decrease in working capital. Negative cash flows from operations in 2007 were due primarily to the increase in accounts receivable by $2,483,442, prepayments and other receivables $278,349, and income tax payable $396,600, partially offset by the decrease in inventories by $471,229 and the increase in accounts payable by $518,395 in this period.

The large increase in accounts receivable of $2,483,442, an increase of 191% over the accounts receivables balance at December 31, 2006 is mainly due to the sales growth during the year. The reason for the increase in the prepayments and other receivables of $278,349, a 1% increase over the prepayments and other receivables balance of $276,864 at December 31, 2006 is that the Company expects the cost of the raw-material will increase in the coming year. In order to hedge the increase in raw material costs, we have signed more purchase contracts in advance with the suppliers and hence increasing the prepayments. The increase in accounts payable of $518,395 correspond to the increase in the cost of sales during the year. The decrease in income tax payable of $396,900 is the tax holiday we enjoy in PRC due to our foreign invested company status. The increase in other payables and accruals are due to the increase in welfare payable, payables to fixed asset vendors and other accrued expenses.

For the year ended December 31, 2006, net cash used in operating activities was $1,255,750. This was primarily attributable to our net income of $790,961, adjusted by non-cash items of depreciation and amortization of $188,613, and a $2,235,324 decrease in working capital. Negative cash flows from operations in 2006 were due primarily to the increase in accounts receivable by $1,398,031 and inventories by $1,812,184, partially offset by the increase in accounts payable by $676,898 and income tax payable by $378,069 in this period.

Investing activities

For the year ended December 31, 2007, net cash used in investing activities was $319,296, and was primarily attributable to the purchase of plant and equipment of $399,757. This amount was partially offset by $80,461 proceeds received from disposal of plant and equipment. For the year ended December 31, 2006, net cash used in investing activities was $16,125 attributable to the purchase of plant and equipment.

Financing activities

For the year ended December 31, 2007, net cash provided by financing activities was $870,000 attributable to proceeds from private placement. For the year ended December 31, 2006, net cash provided by financing activities was $1,996,529, and was primarily attributable to $1,872,159 proceeds from and additions to shareholder loans and capital contribution from stockholders.

During January 2008, the Company borrowed an aggregate of $2,000,000 on several dates, equally from two independent parties (“the lenders”), for working capital purposes.  The loan was made on a demand basis with the term of interest free. As part of the understanding with respect to the loan, the two lenders and the Company agreed to negotiate for the conversion of the principal amount of the loan into common stock.  The parties are in negotiation for the terms of the issuance of the stock and conversion of the loan, but have not concluded their negotiations.  Currently the conversion terms contemplate that the Company will issue an aggregate of 6,645,376 shares of common stock at a per share purchase price of $0.30096.  The shares will be issued on a “restricted” basis, without registration rights. As a result of the investment, each investor will own 8.333% of the issued and outstanding shares of the Company after the new shares are issued, based on the current number of shares issued and outstanding. Additionally, each of the investors will have the right to appoint a director to the board of directors of the Company immediately upon conversion of the principal of the loan.  If the loan is not converted into common shares, the Company will formalize the terms of the loan or seek to repay the principal. The Company and the two lenders expect to complete the negotiation for the terms of conversion by the end of March, 2008.

We anticipate we will need additional working capital in 2008 and in the future to fund our company’s new business plans and to help establish our company to be a leader in equipment manufacturing for wind power plants and in comprehensive energy saving infrastructure projects for municipalities while keeping our current leading position in valve production. We may decide to pursue additional investments or debt financing to obtain additional cash resources to fund our company’s new business and other future developments.

IMPACT OF RECENTLY ISSUED NEW ACCOUNTING STANDARDS

We do not expect adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

EFFECTS OF INFLATION
We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our results of operations. At present we are able to increase our prices due to the rising prices of raw materials.

Item 7. Financial Statements.

Our audited financial statements and footnotes related thereto are included within Item 13 of this report. The Index to Consolidated Financial Statements appears on page F-1 of this report. The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 11, 2007, our Board of Directors approved to dismiss Rotenberg & Co., LLP as our independent auditor, and dismiss Lake & Associates, CPA's LLC as our independent auditor in connection with the review for the interim period from July 1, 2006 to January 11, 2007. Currently, Zhong Yi (Hong Kong) C.P.A. Company Ltd. ("Zhong Yi") is retained as independent auditor to audit our financial statements for the fiscal year ended December 31, 2006 and to review our three quarterly reports in 2007, pursuant to the engagement letters, dated December 21, 2006, which was approved by our Board of Directors. On January 2, 2008 our Board of Directors approved the engagement of Zhong Yi for the audit of our financial statements for the fiscal year ended December 31, 2007 pursuant to the engagement letter on January 2, 2008. We do not have an audit committee.

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

The Certifying Officers have also concluded, based on their evaluation of the Company’s controls and procedures that as of December 31, 2007, the Company’s internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in the Company’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Iten 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our directors are elected at the annual meeting of shareholders and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with our executive officers.

Name	Age	Position

Gang LI	54	Chairman, Chief Executive Officer and President
Li Hua WANG	47	Chief Financial Officer and Director
Hong LI	29	Director

Gang LI— President and Chief Executive Officer of the Company

Mr.  Gang Li was born in 1953. He graduated from Tianjin University with a bachelor degree in science and a master degree in law.

Mr. Li was the director of Technology Innovation Department under the Liaoning Province Planning and Economy Commission as well as the Director of the Economic Operation Department under Liaoning Province Economic and Trade Commission. From April 1984 to July 1998, he participated in and helped to prepare the Eighth Five-Year Plan and the Ninth Five-Year Plan regarding the technological improvement in eight industries including energy, transportation, and other various metallurgical industries. Mr. Li has also helped to organize and implement several projects in connection with technological improvements spanning across over 500 key products, 100 major projects, 100 enterprises and 8 industries, including the famous “115 engineering”. Thanks to Mr. Li’s guidance and as a result of the above-mentioned technological improvements, the Enterprise Technology Advancement Award was awarded to the Liaoning Provincial Government by China’s National Technology Improvement Commission.

Mr. Li is also an accomplished author and with several published papers and books discussing various industry topics. His book “An Introduction to Technological Improvement” was published by the prestigious Xinhua Publishing House. In addition, the Liaoning Provincial Government awarded his paper titled “Macro-indicator Review Systems in Enterprise Technology Improvement” with the National Major Outcome prize and a second-place award in the category of Technological Advancement.

Mr. Li founded the “Liaoning Nengfa Weiye Group” in 1999 where he currently serves as the President and Chairman. In addition, Mr. Li serves as the Deputy Director of the Liaoning Provincial Resource Saving and Comprehensive Application Association. He also holds the offices of Deputy Director for the China Energy Conservation Association and Deputy Director for the Energy Conservation Committee under the China Energy Research Association.

Li Hua WANG — Chief Financial Officer of the Company

Ms. Lihua Wang was born in 1960. She graduated with a master degree in accounting from the Graduate School of the Ministry of Finance in the Peoples Republic of China.

Since May 1996, Ms. Wang has been involved in the building of Liaoning EMC, which is one of three EMCs established by the World Bank. Ms. Wang is the chief financial officer of Liaoning EMC. In August 2003, the World Bank recommended her as the premier expert to the Chinese EMC Association. She is also the general manager of the 100% owned subsidiary Liaoning Nengfa Weiye Energy Technology Company Ltd. in China.

Hong LI — Director of the Company

Ms. Hong Li was born in 1978. She graduated with a bachelor of art degree in Chinese Law from Northeastern University in the People’s Republic of China.

Since September 2001, Ms. Li has been working as in-house counsel within the legal department of Liaoning Nengfa Weiye Group. She is currently responsible for regulatory compliance and corporate governance at Nengfa Energy. She has strong professional experience in the fields of human resources and management.

Family Relationships

None.

Legal Proceedings

No officer, director, or persons nominated for such positions and no promoter or significant employee of our Company has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has had minimal operations for the past two (2) years. Presently, there are only three (3) directors serving on the Company's Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

The Company has adopted a code of ethic (the "Code of Ethics") that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2007. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation.

Compensation of Directors

We did not have any non-employee directors for the years ended December 31, 2007 and 2006. We did not provide any compensation to our directors serving as the officers or employee of our company.

Compensation of Executive Officers

We did not provide compensation for the executive officers for the years ended December 31, 2007 and 2006. The following table sets forth the cash and non-cash compensation for each of the last two fiscal years awarded to or earned by our Chief Executive Officer and our other most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the fiscal year ended December 31, 2007:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Nonequity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Gang,LI Chief Executive	2007	0	0	0	0	0	0	0	0
Officer and President	2006	0	0	0	0	0	0	0	0
Li Hua, WANG	2007	0	0	0	0	0	0	0	0
Chief Financial Officer	2006	0	0	0	0	0	0	0	0

Outstanding equity awards at fiscal year-end
None.

Employment and Other Agreement

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

Director Compensation

The following table provides certain summary information concerning the compensation paid to our directors during the years ended December 31, 2007 and 2006.

DIRECTOR COMPENSATION For the year ended December 31, 2007
Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Gang LI Chairman	_	_	_	_	_	_	_
Li Hua WANG Director	_	_	_	_	_	_	_
Hong Li Director	_	_	_	_	_	_	_

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of NF Energy Saving Corporation of America’s Common Stock as of March 25, 2008, with respect to: (i) each person known to NF Energy Saving Corporation of America to be the beneficial owner of more than five percent of NF Energy Saving Corporation of America’s Common Stock, (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 21, 2008, there were 33,227,328 shares of common stock outstanding. As of March 21, 2008, there were no preferred shares outstanding.

Security Ownership of Certain Beneficial Owners (1) (2)

Title of Class	Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership	Percent of class

Common Stock ($.001 par value)	Pelaria International Ltd. P.O. Box 957 Offshore Incorporations Centre Road Town, Tortola, British Virgin Islands	19,991,429	60.17%

Common Stock ($.001 par value)	Cloverbay International Ltd. P.O. Box 957 Offshore Incorporations Centre Road Town, Tortola, British Virgin Islands	5,820,000	17.52%

The following table sets forth the number of shares owned beneficially on March 21, 2008, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

Security Ownership of Officers and Directors (2)

Title of Class	Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership	Percent of class

Common Stock ($.001 par value)	Gang, Li 21-Jia Bei Si Dong Road, Tie Xi Qu, Shenyang City Liaoning Province, P. R. China 110021	20,649,143	62.15%

Common Stock ($.001 par value)	Li Hua, Wang 21-Jia Bei Si Dong Road, Tie Xi Qu, Shenyang City Liaoning Province, P. R. China 110021	5,162,286	15.54%

Common Stock ($.001 par value)	All officers and directors as a group (three persons)	25,811,429	77.69%

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

Changes in Control

Pursuant to and at the closing of the Plan of Exchange, which occurred as of November 30, 2006, the Registrant authorized Guardian Registrar & Transfer, Inc., its transfer agent, to issue to the shareholders of Neng Fa (the “Neng Fa Shareholders”), 12,000,000 shares of common stock of the Company pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for a 100% interest in Neng Fa owned by the Neng Fa Shareholders. As a result of the transactions consummated at the closing, shares representing 89.4% of the Company’s post-issuance outstanding shares of common stock were issued to the Neng Fa shareholders, and all of the registered capital of Neng Fa was acquired by the Company. Upon completion of the physical exchange of the share certificates, Neng Fa became a wholly-owned subsidiary of the Company.

As a result of the transactions consummated at the closing, there has been a change in control of the ownership of the outstanding shares of common stock of the Company. There has also been a change in control of a majority of the Board of Directors of the Company, and an Information Statement on Schedule 14F-1 regarding the biographies of the new management was filed with Securities and Exchange Commission on September 20, 2006, and was mailed to the shareholders of record as of the record date.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

(a)
On February 8, 2006, the three individual owners of Neng Fa completed an asset transfer transaction with the Neng Fa whereby they agreed to transfer $2,237,001 worth of plant and equipment to Neng Fa in exchange for a shareholders loan. The term of the shareholders loan was interest free, unsecured and repayable on demand.

(b)
On September 15, 2006, we consummated a private sale of 29,100,000 shares of our restricted common stock to Mr. Gang Li, pursuant to the terms and conditions of a Subscription and Stock Purchase Agreement, dated September 5, 2006. The aggregate purchase price for the Shares was $560,000 or approximately $.02 per share.

(c)
On November 30, 2006, we issued Neng Fa Shareholders 12,000,000 shares of common stock of the Company in exchange for all of the shares of capital stock of Neng Fa owned by the Neng Fa shareholders, pursuant to Plan of Exchange, dated November 15, 2006.

(d)	On December 27, 2006, we issued 17,100,000 shares of our restricted common stock to existing shareholders in exchange for conversion of shareholders loan in the amount of $4,240,506.

(e)
On August 8, 2007, pursuant to the terms and conditions of a Subscription and Stock Purchase Agreement, dated April 11, 2007, we consummated a private sale of 1,700,000 shares of our restricted common stock to Mr. Gang Li, our chairman, chief executive officer and president. The aggregate purchase price for the Shares was $870,000 or approximately $.51 per share. As a result of this transaction, Mr. Li owns approximately 60.2% of the issued and outstanding shares of the Registrant’s Common Stock.

(f)
On January 10, 2008, Gang Li, NFES Chairman and CEO, and Lihua Wang, NFES Director and CFO, transferred an aggregate of 25,811,429 shares in NFES (the “Shares”) to Pelaria International Ltd. (“Pelaria”) and Cloverbay International Limited (“Cloverbay”) for a total sales price of $1,352,228.58. Pelaria and Cloverbay are wholly owned by Hong Kong Nengfa New Energy Development Co., Limited, which is a wholly-owned subsidiary of Liaoning Nengfa Weiye New Energy Application Co., Ltd. (“Weiye Energy”). Weiye Energy is owned by Gang Li and Lihua Wang, each holding 80% and 20%, respectively.

Cloverbay and Pelaria’s acquisitions of these shares were effected to restructure the capital ownership of the Company in response to recently imposed PRC regulations that restrict ownership of foreign equity by PRC citizens. Mr. Li and Ms. Wang are both citizens of the PRC. The consummation of these transactions resulted in Mr. Li’s 60.2% and Ms. Wang’s 17.5% ownership in the Company being transferred to non-PRC entities, Cloverbay and Pelaria, respectively. Through Weiye Energy’s indirect ownership of the Shares owned by Cloverbay and Pelaria, Mr. Li will continue to indirectly beneficially own 20,649,143 shares or 62.15% of the Company’s common stock (representing 80% of his ownership interest in Weiye Energy), and Ms. Wang will continue to indirectly beneficially own 5,162,286 shares or 15.54% of the Company’s common stock (representing her 20% interest in Weiye Energy).

Director Independence

As of the date of this report, Gang Li, our President and CEO, Lihua Wang, our Chief Financial Officer, and Hong Li, our officer, all three members of our Board of Directors would not qualify as “independent.” In making that determination, we used the definitions of independence of NASDAQ, even though such definitions do not currently apply to us because we are not listed on NASDAQ. We do not have a separately designated compensation, nominating or audit committee.

ITEM 13. EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
2	Agreement and Plan of Merger of City View, Inc., a Florida corporation and Global Broadcast Group, Inc., formerly known as Galli Process, Inc., a Delaware corporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.3	Authorization to Transact Business in Florida	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.4	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
5	Opinion and Consent of Adorno & Yoss, P.A	Exhibit submitted with our Form SB-2, filed April 29, 2004. (File No. 333-114985)

14.1*	Code of Ethics
23.1	Consent of Rotenberg & Co. LLP	Exhibit submitted with our Form SB-2, filed April 29, 2004. (File No. 333-114985)
23.2	Consent of Adorno & Yoss	Exhibit 5 submitted with our registration statement on Form SB-2 filed on May 11, 2004 (File No. 222-50155)
31.1*	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer
32.2*	Section 1350 Certifications of Chief Financial Officer

* Filed herewith

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Zhong Yi (Hong Kong) C.P.A. Company Ltd. (“Zhong Yi”) for our audit of the annual financial statements for the years ended December 31, 2007 and December 31, 2006. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2007		2006
	Zhong Yi		Zhong Yi

Audit Fees (1)	$45,000	(3)	$46,000	(2)
Audit-Related Fees (4)	—		—
Tax Fees (5)	—
All Other Fees (6)	—		—
Total Accounting Fees and Services	$45,000		$46,000

(1)
Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts $46,000 shown for Zhong Yi in 2006 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2006, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2007.

(3)	The amounts $45,000 shown for Zhong Yi in 2007 relate to the audit of the Company's annual financial statements for the fiscal year ended December 31, 2007.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Zhong Yi (Hong Kong) C.P.A. Company Ltd. were pre-approved by the Board of Directors of the Company.

The Company is presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of the Company's accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that the Company's new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

NF ENERGY SAVING CORPORATION OF AMERICA

Date: March 28, 2008	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: March 28, 2008	/s/ Li Hua Wang
Li Hua Wang
Chief Financial Officer and Director

Date: March 28, 2008	/s/ Hong Li
Hong Li
Director

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NF Energy Saving Corporation of America

We have audited the accompanying consolidated balance sheets of NF Energy Saving Corporation of America and its subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NF Energy Saving Corporation of America and its subsidiaries as of December 31, 2007 and 2006, and the results of operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Zhong Yi (Hong Kong) C.P.A. Company Limited
Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
March 28, 2008

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$2,240,901	$796,944
Accounts receivable, trade	4,061,352	1,398,031
Inventories	1,448,386	1,812,184
Prepayments and other receivables	605,989	276,864

Total current assets	8,356,628	4,284,023

Plant and equipment, net	2,514,795	2,195,512

TOTAL ASSETS	$10,871,423	$6,479,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,259,081	$676,898
Customer deposits	22,719	17,661
Income tax payable	-	378,069
Value added tax payable	70,604	25,871
Other payables and accrued liabilities	355,390	153,256

Total current liabilities	1,707,794	1,251,755

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding: 33,227,328 and 30,527,328 shares as of December 31, 2007 and 2006	33,227	30,527
Additional paid-in capital	5,713,232	4,335,932
Statutory reserve	517,774	115,139
Accumulated other comprehensive income	557,503	70,360
Retained earnings	2,341,893	675,822

Total stockholders’ equity	9,163,629	5,227,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,871,423	$6,479,535

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2007	2006
OPERATING REVENUE:
Products	$6,224,114	$4,787,915
Service	2,037,053	481,098
Projects	2,075,282	-
Total operating revenues	10,336,449	5,269,013

COST OF REVENUES:
Cost of products	4,398,433	3,597,911
Cost of service	1,530,116	229,915
Cost of projects	1,035,691	-
Total cost of revenues	6,964,240	3,827,826

GROSS PROFIT	3,372,209	1,441,187

OPERATING EXPENSES:
Consulting and professional fee	75,593	79,183
Sales and marketing	36,092	-
Research and development	370,633	-
General and administrative	836,421	210,078
Total operating expenses	1,318,739	289,261

INCOME FROM OPERATIONS	2,053,470	1,151,926

OTHER INCOME:
Interest income	5,127	1,623
Other income	10,109	15,481
Total other income	15,236	17,104

INCOME BEFORE INCOME TAXES	2,068,706	1,169,030

Income tax expenses	-	(378,069)

NET INCOME	$2,068,706	$790,961

Other comprehensive income:
- Foreign currency translation gain	487,143	70,360

COMPREHENSIVE INCOME	$2,555,849	$861,321

Net income per share – Basic and diluted	$0.06	$0.20

Weighted average number of shares outstanding during the year – Basic and diluted	32,081,217	3,877,328

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,068,706	$790,961
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	270,188	188,613
Gain on disposal of plant and equipment	(7,732)	-
Shares issued for service rendered, non-cash	510,000	-
Change in operating assets and liabilities:
Accounts receivable	(2,483,442)	(1,398,031)
Inventories	471,229	(1,812,184)
Prepayments and other receivables	(278,349)	(276,864)
Accounts payable	518,395	676,898
Customer deposits	3,727	17,661
Income tax payable	(396,900)	378,069
Value added tax payable	41,554	25,871
Other payables and accrued liabilities	59,219	153,256
Net cash provided by (used in) operating activities	776,595	(1,255,750)

Cash flows from investing activities:
Purchase of plant and equipment	(399,757)	(16,125)
Proceeds from disposal of plant and equipment	80,461	-
Net cash used in investing activities	(319,296)	(16,125)

Cash flows from financing activities:
Proceeds from private placement	870,000	-
Proceeds from and additions to shareholder loans	-	1,872,159
Capital contribution from stockholders	-	124,370
Net cash provided by financing activities	870,000	1,996,529

Foreign currency translation adjustment	116,658	70,360

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,443,957	795,014

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	796,944	1,930

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,240,901	$796,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$396,900	$-
Cash paid for interest expenses	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Plant and equipment in exchange for loan due to owners	$-	$2,237,001
Conversion of debt-to-equity	$-	$4,240,506

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

	Common stock
	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity

Balance as of January 1, 2006	1,427,328	$1,427	$2,040,885	$-	$-	$(2,040,729)	$1,583
Issuance of new shares in reverse acquisition	12,000,000	12,000	112,370	-	-	-	124,370
Recapitalization	-	-	(2,040,729)	-	-	2,040,729	-
Conversion of debt-to-equity	17,100,000	17,100	4,223,406	-	-	-	4,240,506
Foreign currency transactions adjustment	-	-	-	70,360	-	-	70,360
Net income for the year	-	-	-	-	-	790,961	790,961
Transfer of retained earnings to statutory reserve	-	-	-	-	115,139	(115,139)	-

Balance as of December 31, 2006	30,527,328	$30,527	$4,335,932	$70,360	$115,139	$675,822	$5,227,780

Shares issued for service rendered	1,000,000	1,000	509,000	-	-	-	510,000
Shares issued for private placement	1,700,000	1,700	868,300	-	-	-	870,000
Foreign currency translation adjustment	-	-	-	487,143	-	-	487,143
Net income for the year	-	-	-	-	-	2,068,706	2,068,706
Transfer of retained earnings to statutory reserve	-	-	-	-	402,635	(402,635)	-

Balance as of December 31, 2007	33,227,328	$33,227	$5,713,232	$557,503	$517,774	$2,341,893	$9,163,629

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

NOTE - 1	ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation of America (formerly Diagnostic Corporation of America) (the “Company” or “NFES”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to “Global Broadcast Group, Inc.” On November 12, 2004, the Company changed its name to “Diagnostic Corporation of America.” On March 15, 2007, the Company further changed its name to “NF Energy Saving Corporation of America.”

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

On September 5, 2007, the Company, through Neng Fa has established a new subsidiary, Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. (“Sales Company”) in the PRC with a registered capital of $683,620 (equivalent to RMB 5,000,000). Sales Company was incorporated as a limited liability company under the laws of the PRC and mainly conducts the sales and marketing of valves products in the PRC.

NFES, Neng Fa and Sales Company are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

NOTE - 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

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

The consolidated financial statements include the financial statements of NFES and its subsidiaries, Neng Fa and Sales Company.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2007 and 2006, the Company has determined that no allowance for doubtful accounts is necessary.

●	Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2007 and 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

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

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Construction in progress

Construction in progress includes design and construction costs of melting facilities. Interest incurred during the period of construction has not been capitalized as such amounts are considered to be immaterial at this time. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

●	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2007 or 2006.

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

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2007 and 2006.

(b)	Service revenue

Service revenue is primarily derived from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

(c)	Project revenue

The Company applies the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company records a provision in those instances in which the Company believes a contract will probably generate a net loss and the Company can reasonably estimate this loss. If the Company cannot reasonably estimate the loss, the Company limits the amount of revenue that the Company recognizes to the costs the Company has incurred, until the Company can estimate the total loss. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. As of December 31, 2007, all projects were completed and their project revenues were fully recognized.

(d)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the rendering of services.

●	Advertising costs

The Company expenses advertising costs as incurred in accordance with SOP 93-7 “Reporting for Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2007 and 2006.

●	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $370,633 and $0 of such costs for the years ended December 31, 2007 and 2006.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

●	Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") using the fair value method. Under SFAS No. 123(R), the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant. The fair value of stock-based compensation that are expected to vest are recognized using the straight-line method over the requisite service period.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income as and when the related employee service is provided.

●	Income taxes

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

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net income per share

The Company calculates net (loss) income per share in accordance with SFAS No. 128,“Earnings per Share.” Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

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

Under the terms of the contracts, the Company will provide a product warranty to its customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into maintenance contracts. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the consolidated statement of operations for the years ended December 31, 2007 and 2006.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is the United States dollars ("US$"). The Company's subsidiaries in the PRC, Neng Fa and Sales Company maintain their books and records in its local currency, the Renminbi (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US dollars are translated into US dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2007	2006

Months end RMB:US$ exchange rate	7.3141	7.9051
Average monthly RMB:US$ exchange rate	7.5633	7.9913

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. Neng Fa currently operates in two reportable business segments in Tieling City, Liaoning Province, the PRC: Valves manufacturing business and Energy-saving related business (See Note 14).

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

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, inventories, prepayments and other receivables, accounts payable, customer deposits, income tax payables, value added tax payables, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●	Recently issued accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R )’’ (‘‘SFAS No. 158’’). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not believe that this new pronouncement will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations", or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

NOTE - 3	ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the years ended December 31, 2007 and 2006.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

NOTE - 4	INVENTORIES

Inventories consisted of the following:

	December 31,
	2007	2006

Raw materials	$310,040	$269,759
Work-in-process	734,711	701,206
Finished goods	403,635	841,219

	$1,448,386	$1,812,184

For the years ended December 31, 2007 and 2006, no allowance for obsolete inventories was recorded by the Company.

NOTE - 5	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	December 31,
	2007	2006

Prepayment to vendors for raw materials	$558,047	$-
Prepayment to equipment vendors	-	266,183
Prepaid expenses	25,874	-
Value added tax receivable	12,537	-
Advances to staff	9,531	10,681

	$605,989	$276,864

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

NOTE - 6	PLANT AND EQUIPMENT, NET

Plant and equipment, net, consisted of the following:

	December 31,
	2007	2006

Plant and machinery	$2,566,042	$2,351,240
Furniture, fixture and equipment	33,968	32,885
Construction in progress	223,029	-
Foreign translation difference	162,460	-
	2,985,499	2,384,125

Less: accumulated depreciation	(448,981)	(188,613)
Less: foreign translation difference	(21,723)	-

Plant and equipment, net	$2,514,795	$2,195,512

Depreciation expense for the years ended December 31, 2007 and 2006 were $270,188 and $188,613, respectively.

NOTE - 7	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of following:

	December 31,
	2007	2006

Rent payable	$37,599	$35,200
Government levies payable	-	7,295
Welfare payable	108,125	59,495
Accrued expenses	74,576	51,266
Payable to equipment vendors	135,090	-

	$355,390	$153,256

NOTE - 8	INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially its net income from the operation of its subsidiaries in the PRC and is subject to the PRC tax jurisdiction.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

The components of income before income taxes separating U.S. and PRC tax jurisdictions are as follows:

	Years ended December 31,
	2007	2006
Tax jurisdictions:
Loss subject to U.S. operation	$(574,989)	$(9,662)
Income subject to the PRC operation	2,643,695	1,178,692

Income before income taxes	$2,068,706	$1,169,030

United States of America

NFES is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of December 31, 2007, the operation in the United States of America incurred $574,989 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $217,720 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company's subsidiaries operating in the PRC, Neng Fa and Sales Company are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprised of a 30% national income tax and 3% local income tax.

During 2007, the Tieling city local government tax bureau in the PRC approved Neng Fa as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Neng Fa is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 15% for the following three years.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Sales Company will be entitled to the tax rate reduction from 33% to 25% that may impact the carrying value of deferred tax assets as a result of new tax rate. However, Neng Fa is considered a foreign invested enterprise and its ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entity will be subject to a transitional policy under the Corporate Income Tax Law, whether Neng Fa can continue to enjoy the unexpired tax holidays.

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2007 and 2006 is as follows:
	Years ended December 31,
	2007	2006

Income before income taxes from PRC operation	$2,643,695	$1,178,692
Statutory income tax rate	33%	33%
	872,419	388,968

Effect from tax holiday	(859,327)	-
Tax effect of expenses not deductible for tax purposes:
- Provisions	(13,092)	(10,899)

Income tax expense	$-	$378,069

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

For the PRC operation, its effective income tax rate for the years ended December 31, 2007 and 2006 was 0% and 32%, respectively.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred tax assets:
- Net operating loss carried forward	$204,628	$3,382
- Accrued liabilities	13,092	10,899
	217,720	14,281
Less: valuation allowance	(217,720)	(14,281)

Deferred tax assets	$-	$-

NOTE - 9	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction on November 30, 2006, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2007 and 2006:

	Years ended December 31,
	2007	2006
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$2,068,706	$790,961

Denominator:
- Weighted average ordinary shares outstanding	29,381,217	2,181,365
- Stock issued for debt-to-equity conversion	-	1,695,963
- Stock issued for private placement	1,700,000	-
- Stock issued for service rendered	1,000,000	-
Shares used in computing basic and diluted net income per share	32,081,217	3,877,328

Basic and diluted net income per share	$0.06	$0.20

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

NOTE - 10	STOCK-BASED COMPENSATION

On January 26, 2007, the Company issued 1,000,000 restricted shares of common stock for business advisory services to Greentree Financial Group, Inc. The fair value of this restricted stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a quoted stock price of $0.51 per share. The Company recognized a stock-based compensation cost of $510,000 at its fair value for the year ended December 31, 2007.

NOTE - 11	CAPITAL TRANSACTION

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

As a result of this transaction, Mr. Li owns approximately 60.2% of the issued and outstanding shares of the Company’s common stock.

NOTE - 12	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC, Neng Fa and Sales Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Neng Fa and Sales Company are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $129,923 and $85,288 for the years ended December 31, 2007 and 2006, respectively.

NOTE - 13	STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries, Neng Fa and Sales Company are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

For the years ended December 31, 2007 and 2006, the Company’s subsidiaries contributed $402,635 and $115,139 to statutory reserve, respectively.

NOTE - 14	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Valves manufacturing business and Energy-saving related business. Valves manufacturing business included the production of valves components and provision of valve improvement and engineering services. Energy-saving related business included the provision of energy-saving related re-engineering and technical services and long-term construction project. The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2007 and 2006. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the year ended December 31, 2007:

	Valves manufacturing business	Energy-saving related business	Total

Operating revenues
- Products	$6,224,114	$-	$6,224,114
- Services	-	2,037,053	2,037,053
- Projects	-	2,075,282	2,075,282
Total operating revenues	6,224,114	4,112,335	10,336,449
Cost of revenues	(4,398,433)	(2,565,807)	(6,964,240)

Gross profit	1,825,681	1,546,528	3,372,209
Depreciation	170,644	99,544	270,188
Net income	893,318	1,175,388	2,068,706
Long-lived assets	1,588,279	926,516	2,514,795
Capital expenditure	$252,476	$147,281	$399,757

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the year ended December 31, 2006:

	Valves manufacturing business	Energy-saving related business	Total

Operating revenues
- Products	$4,787,915	$-	$4,787,915
- Services	-	481,098	481,098
Total operating revenues	4,787,915	481,098	5,269,013
Cost of revenues	(3,597,911)	(229,915)	(3,827,826)

Gross profit	1,190,004	251,183	1,441,187
Depreciation	177,296	11,317	188,613
Net income	703,955	87,006	790,961
Long-lived assets	2,063,641	131,871	2,195,512
Capital expenditure	$15,158	$967	$16,125

For the year ended December 31, 2006, no operation in energy-saving related business was commenced.

NOTE - 15	CONCENTRATION AND RISK

(a)	Major customers and vendors

For the years ended December 31, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the year ended December 31, 2007, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, trade
Customer A		$4,536,777	43%		$1,351,567
Customer B		1,113,225	11%		619,673

	Total:	$5,650,002	54%	Total:	$1,971,240

Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$2,258,473	32%		$45,542

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

For the year ended December 31, 2006, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$2,971,183	56%		$192,775
Customer C		617,823	12%		141,992
Customer D		1,298,102	25%		958,721

	Total:	$4,887,108	93%	Total:	$1,293,488

Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$2,277,489	59%		$135,347

(b)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(c)	Exchange rate risk

The reporting currency of the Company is the US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If the RMB depreciates against the US$, the value of the RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE - 16	COMMITMENT AND CONTINGENCIES

(a)	Operating lease commitment

The Company leased an office premise under a non-cancelable operating lease agreement for a renewal period of one year, due February 9, 2009. The annual lease payment is $39,665 (RMB 300,000).

NF ENERGY SAVING CORPORATION OF AMERICA
(FORMERLY DIAGNOSTIC CORPORATION OF AMERICA)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

(b)	Capital commitment

As of December 31, 2007, the Company has contracted for purchase of equipment amounting to $218,756 (RMB 1,600,000), of which $152,828 (RMB 1,117,800) was paid to suppliers.

(c)	Litigation

On May 21, 2007, a civil complaint Robert Dawley vs NF Energy Saving Corp. of America, etal. was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-18DAB. The complaint faults the defendants in breach of contract, which was signed by Sam Winer, former Chief Executive Officer, before the commencement of reverse merger with the current subsidiary. The case was dismissed on August 13, 2007 without justice. On October 5, 2007 the plaintiff filed addendum to complaint Case No. 6:07-cv-872-Orl-19DAB and the case was authorized by court on November 16, 2007. The plaintiff charged the Company with breach of contract since March 8, 2006 and sought a relief of 11,900,000 shares of common stock plus $60,000-$120,000 annual “consultant income”.

On March 5, 2008 the Company has filed a counterclaim against Dawley and Winer for $2,000,000. It included charges of security fraud and breach of warranty by Winer. The trial was scheduled for October, 2008. Counsel advised that the October 2008 trial would probably be postponed because of the new issues raised in the counterclaim.

The Company plans to fight against the lawsuit aggressively. At this point, the Company does not believe that the lawsuit would have a material impact on the company.

NOTE - 17	SUBSEQUENT EVENTS

In January 2008, the Company borrowed an aggregate of $2,000,000 on several dates, equally from two independent parties (“the lenders”), for working capital purposes. The loan was made on a demand basis with the term of interest free. As part of the understanding with respect to the loan, the two lenders and the Company agreed to negotiate for the conversion of the principal amount of the loan into common stock. Currently the negotiations contemplate conversion of the loan principal into an aggregate of 6,645,376 shares of common stock at a price of $0.30096 per share. If the loan is not converted into common shares, the Company will formalize the terms of the loan or repay it.