Form 10-Q
period 2008-03-31
NF Energy Saving CORP of America
filed 2008-05-15
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation of America
(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21-Jia Bei Si Dong Road, Tie Xi Qu
Shenyang, P. R. China 110021
(Address of Principal Executive Offices)

(8624) 2560-9750
(Registrant’s Telephone Number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer  ☐
Non-accelerated filer  ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐	No ☒

As of May 14, 2008, the registrant had 33,227,328 shares of common stock, $0.001 par value, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T. Controls and Procedures	32

PART II - OTHER INFOMRATION

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

Signatures	33

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

NF ENERGY SAVING CORPORATION OF AMERICA

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	6
Condensed Consolidated Statements of Operations And Comprehensive Income for the three months ended March 31, 2008 and 2007	7
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	8
Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2008	9
Notes to Condensed Consolidated Financial Statements	10 to 22

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,954,248	$2,240,901
Accounts receivable, trade	4,649,374	4,061,352
Unbilled accounts receivable	19,474	-
Inventories	1,678,435	1,448,386
Prepayments and other receivables	996,467	605,989

Total current assets	11,297,998	8,356,628

Plant and equipment, net	2,579,019	2,514,795

TOTAL ASSETS	$13,877,017	$10,871,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,400,108	$1,259,081
Customer deposits	82,776	22,719
Value added tax payable	53,857	70,604
Other payables and accrued liabilities	184,916	355,390

Total current liabilities	1,721,657	1,707,794

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,227,328 shares issued and outstanding as of March 31, 2008 and December 31, 2007	33,227	33,227
Common stock subscriptions	2,000,000	-
Additional paid-in capital	5,713,232	5,713,232
Statutory reserve	517,774	517,774
Accumulated other comprehensive income	970,147	557,503
Retained earnings	2,920,980	2,341,893

Total stockholders’ equity	12,155,360	9,163,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,877,017	$10,871,423

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2008	2007
OPERATING REVENUE:
Products	$2,243,053	$932,251
Services	331,381	70,235
Projects	290,523	-
Total operating revenues	2,864,957	1,002,486

COST OF REVENUES:
Cost of products	1,660,147	741,231
Cost of services	209,520	36,224
Cost of projects	239,770	-
Total cost of revenues	2,109,437	777,455

GROSS PROFIT	755,520	225,031

OPERATING EXPENSES:
Sales and marketing	13,359	-
Research and development	38,332	-
Stock-based compensation	-	255,000
General and administrative	128,423	57,470
Total operating expenses	180,114	312,470

INCOME (LOSS) FROM OPERATIONS	575,406	(87,439)

OTHER INCOME:
Other income	3,982	6,652
Total other income	3,982	6,652

INCOME (LOSS) BEFORE INCOME TAXES	579,388	(80,787)

Income tax expenses	(301)	-

NET INCOME (LOSS)	$579,087	$(80,787)

Other comprehensive income:
- Foreign currency translation gain	412,644	36,598
COMPREHENSIVE INCOME (LOSS)	$991,731	$(44,189)

Net income (loss) per share - Basic and diluted	$0.02	$(0.00)

Weighted average number of shares outstanding during the period - Basic and diluted	33,227,328	31,249,550

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$579,087	$(80,787)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	83,262	56,709
Gain on disposal of plant and equipment	-	(6,203)
Stock-based compensation	-	255,000
Change in operating assets and liabilities:
Billed and unbilled accounts receivable	(429,291)	(592,457)
Inventories	(166,210)	(374,867)
Prepayments and other receivables	(357,858)	44,147
Accounts payable	86,792	164,858
Customer deposits	57,848	16,849
Income tax payable	-	(378,068)
Value added tax payable	(19,261)	8,495
Other payables and accrued liabilities	(108,364)	72,255
Net cash used in operating activities	(273,995)	(814,069)

Cash flows from investing activities:
Purchase of plant and equipment	(115,198)	-
Proceeds from disposal of plant and equipment	-	16,533
Net cash (used in) provided by investing activities	(115,198)	16,533

Cash flows from financing activities:
Proceeds from common stock subscriptions	2,000,000	-
Net cash provided by financing activities	2,000,000	-

Effect on exchange rate change on cash and cash equivalents	102,540	36,598

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,713,347	(760,938)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,240,901	796,944

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,954,248	$36,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$390,005
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock
	No. of shares	Amount	Common stock subscriptions	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ Equity

Balance as of January 1, 2008	33,227,328	$33,227	$-	$5,713,232	$517,774	$557,503	$2,341,893	$9,163,629

Subscription of common stock for $2,000,000	-	-	2,000,000	-	-	-	-	2,000,0000

Foreign currency translation adjustment	-	-	-	-	-	412,644	-	412,644

Net income for the period	-	-	-	-	-	-	579,087	579,087

Balance as of March 31, 2008	33,227,328	$33,227	$2,000,000	$5,713,232	$517,774	$970,147	$2,920,980	$12,155,360

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE - 2  ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation of America (the “Company” or “NFES”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to “Global Broadcast Group, Inc.” On November 12, 2004, the Company changed its name to “Diagnostic Corporation of America.” On March 15, 2007, the Company further changed to its existing name.

The Company, through its subsidiaries, mainly engages in the production of industrial valve components and products in the People’s Republic of China (the “PRC”). During 2007, the Company commenced a new business segment in the provision of technical service and re-engineering projects in the energy saving related industry in the PRC.

Liaoning Nengfa Weiye Energy Technology Co. Ltd. (“Nengfa Energy”) (formerly Neng Fa Weiye Pipe Network Construction and Operation Co., Ltd.) is a wholly-owned subsidiary of the Company. Nengfa Energy is a valves manufacturer and involves in the production of a variety of industrial valve components, which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries. All the customers are located in the PRC.

Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. (“Sales Company”) is a wholly-owned subsidiary of Nengfa Energy in the PRC. Sales Company was incorporated as a limited liability company under the laws of the PRC with a registered capital of $683,620 (equivalent to RMB 5,000,000) on September 5, 2007. It is mainly engaged in the sales and marketing of valves components and products in the PRC.

NFES, Nengfa Energy and Sales Company are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The condensed consolidated financial statements include the financial statements of NFES and its subsidiaries, Nengfa Energy and Sales Company.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2008, the Company has determined that no allowance for doubtful accounts is necessary.

●	Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2008.

●	Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)  Sale of products

The Company derives revenues from the sale of self-manufactured products and provision of engineering services. The Company recognizes its revenues net of related business taxes and value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended March 31, 2008.

(b) Service revenue

Service revenue is primarily derived from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

(c) Project revenue

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company also accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN No. 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company also follows the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax position and there was no effect on the financial condition or results of operations for the period ended March 31, 2008.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

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

Under the terms of the contracts, the Company will provide a product warranty to its customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into maintenance contracts. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three months ended March 31, 2008.

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The reporting currency of the Company is the United States dollar ("US$"). The Company's subsidiaries in the PRC, Nengfa Energy and Sales Company maintain their books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	2008	2007

Months end RMB:US$ exchange rate	7.0222	7.3141
Average daily RMB:US$ exchange rate	7.1757	7.5633

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company currently operates in two reportable business segments in Tieling City, Liaoning Province, the PRC: Valves manufacturing business and Energy-saving related business.

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

The Company’s financial instruments primarily include cash and cash equivalents, trade and unbilled accounts receivable, inventories, prepayments and other receivables, accounts payable, customer deposits, value added tax payable, and other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

NOTE - 4  ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the period ended March 31, 2008.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 5 INVENTORIES

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
		(audited)

Raw materials	$844,401	$310,040
Work-in-process	826,030	734,711
Finished goods	8,004	403,635
	$1,678,435	$1,448,386

For the three months ended March 31, 2008 and 2007, no allowance for obsolete inventories was recorded by the Company.

NOTE - 6 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	March 31, 2008	December 31, 2007
		(audited)

Prepayment to vendors for raw materials	$964,097	$558,047
Prepaid expenses	9,433	25,874
Value added tax receivable	13,689	12,537
Other receivables	9,248	9,531
	$996,467	$605,989

NOTE - 7 PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	March 31, 2008	December 31, 2007
		(audited)

Plant and machinery	$2,757,593	$2,566,042
Furniture, fixture and equipment	37,830	33,968
Construction in progress	234,847	223,029
Foreign translation difference	124,102	162,460
	3,154,372	2,985,499

Less: accumulated depreciation	(553,967)	(448,981)
Less: foreign translation difference	(21,386)	(21,723)
	$2,579,019	$2,514,795

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Depreciation expense for the three months ended March 31, 2008 and 2007 were $83,262 and $56,709, respectively.

NOTE - 8 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2008	December 31, 2007
		(audited)

Rent payable	$49,842	$37,599
Welfare payable	96,941	108,125
Accrued expenses	18,823	74,576
Payable to equipment vendors	19,310	135,090
	$184,916	$355,390

NOTE - 9 COMMON STOCK SUBSCRIPTIONS

In January 2008, the Company entered a loan agreement to borrow an aggregate of $2,000,000 from two independent investors namely, South World Ltd. and Oriental United Resources Ltd. (the “Investor”), which are established under the laws of the British Virgin Islands. The loans were unsecured, non-interest bearing and convertible into common stock in a term of 3 months from the drawdown date. The Company also had an option to repay the balance with interest charge at a rate of 36% per annum. The Company received the aggregate amount of $2,000,000 in January and March 2008, respectively.

On April 28, 2008, the Company reached into a Securities Purchase Agreement (the “Agreement”) with the Investors to exercise the conversion of 6,645,376 shares of restricted common stock for an aggregate amount of $2,000,000 at a 50-trading days weighted average market quoted price of $0.30 per share. Each of the Investors will acquire one half of these common stocks, or 3,322,688 shares. As a result of this transaction, each of the investors will own 8.33% of the issued and outstanding common stock of the Company. The proceeds were used to fund the working capital.

As of March 31, 2008, 6,645,376 shares of restricted common stock to be issued were presented as “Common stock subscriptions” under equity section of the consolidated balance sheet.

NOTE - 10 INCOME TAXES

NFES is registered in the State of Delaware and is subject to United States of America tax law.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of March 31, 2008, the operation in the United States of America has incurred $604,511 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $211,579 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company's subsidiaries operating in the PRC, Nengfa Energy and Sales Company are subject to the Enterprise Income Tax governed by the Income Tax Law of the People’s Republic of China.

Effective from January 1, 2008, the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) is followed. Under the New CIT Law, Nengfa Energy, as a foreign investment enterprise continues to enjoy the unexpired tax holidays for a full exemption of income tax for the first two profit making years with a 50% exemption of income tax for the next three years. Sales Company is a domestic company which is entitled to the tax rate reduction from 33% to 25%.

The Company’s effective income tax rates for the three months ended March 31, 2008 and 2007 were 0%, and 0%.

NOTE - 11 SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods ended March 31, 2008 and 2007. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2008:

	Valves manufacturing business	Energy-saving related business	Total

Operating revenues
- Products	$2,243,053	$-	$2,243,053
- Services	-	331,381	331,381
- Projects	-	290,523	290,523
Total operating revenues	2,243,053	621,904	2,864,957
Cost of revenues	1,660,147	449,290	2,109,437

Gross profit	582,906	172,614	755,520
Depreciation	64,935	18,327	83,262
Net income	434,679	144,408	579,087
Expenditure for long-lived assets	$89,830	$25,368	$115,198

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2007:

	Valves manufacturing business	Energy-saving related business	Total

Operating revenues
- Products	$932,251	$-	$932,251
- Services	-	70,235	70,235
Total operating revenues	932,251	70,235	1,002,486
Cost of revenues	741,231	36,224	777,455

Gross profit	191,020	34,011	225,031
Depreciation	53,306	3,403	56,709
Net loss	(71,900)	(8,887)	(80,787)
Expenditure for long-lived assets	$-	$-	$-

NOTE - 12 CONCENTRATION AND RISK

(a) Major customers and vendors

For the three months ended March 31, 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the three months ended March 31, 2008, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, trade
Customer A		$2,177,344	76%		$2,694,260
Customer B		290,523	10%		322,313

	Total:	$2,467,867	86%	Total:	$3,016,573

Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$151,090	33%		$-
Vendor B		100,664	22%		-

	Total:	$251,754	55%	Total:	$-

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three months ended March 31, 2007, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable
Customer A		$782,230	78%		$865,396
Customer B		161,730	16%		821,258

	Total:	$943,960	94%	Total:	$1,686,654
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$269,064	35%		$72,413
Vendor B		155,083	20%		-

	Total:	$424,147	55%	Total:	$72,413

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(c) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE - 13 COMMITMENT AND CONTINGENCIES

(a)  Operating lease commitment

The Company leased an office premise under a non-cancelable operating lease agreement for a renewal period of one year, due February 9, 2009. The annual lease payment is $39,665 (RMB300,000).

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)  Capital commitment

As of March 31, 2008, the Company has contracted for purchase of equipment amounting to $227,849 (RMB1,600,000), of which $210,020 (RMB1,474,800) was paid to suppliers.

(c)  Litigation

On May 21, 2007, a civil complaint Robert Dawley vs NF Energy Saving Corp. of America, etal. was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-18DAB. The complaint faults the defendants in breach of contract, which was signed by Sam Winer, former Chief Executive Officer, before the commencement of reverse merger with the current subsidiary. The case was dismissed on August 13, 2007 without prejustice. On October 5, 2007 the plaintiff filed amended complaint Case No. 6:07-cv-872-Orl-19DAB and the case was authorized by court on November 16, 2007. The plaintiff charged the Company with breach of contract since March 8, 2006 and sought a relief of 11,900,000 shares of common stock plus $60,000-$120,000 annual “consultant income”.

On March 5, 2008 the Company has filed a counterclaim against Dawley and Winer for $2,000,000. It included charges of security fraud and breach of warranty by Winer. The trial was scheduled for October 2008. Counsel advised that the October 2008 trial would probably be postponed because of the new issues raised in the counterclaim.

The Company plans to fight against the lawsuit aggressively. At this point, the Company does not believe that the lawsuit would have a material impact on the Company.

NOTE - 14 SUBSEQUENT EVENTS

On April 28, 2008, the Company entered into a Securities Purchase Agreement with two independent investors (“the Investors”) to consummate a private placement of 6,645,376 shares of restricted common stock for an aggregate purchase price of $2,000,000 at an equivalent price of $0.30 per share. The Investors are South World Ltd. and Oriental United Resources Ltd., which are established under the laws of the British Virgin Islands, each of the Investors acquired one half of these common stock, or 3,322,688 shares. As a result of this transaction, each of the investors owns 8.33% of the issued and outstanding common stock of the Company. The purchase price was paid by the conversion of non-interest bearing loans from the Investors which had been made on January 24 and March 4 2008. The Company also entered into various covenants with the Investors, including its (i) obtaining a listing on a United States stock exchange not later than December 31, 2009, (ii) developing a step by step energy saving and emission reduction business plan as a products and service provider in consultation with the Investors, (iii) limiting business arrangements with affiliates, and (iv) establishing good corporate governance and seeking good financial development.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL DESCRIPTION OF BUSINESS

As used herein the terms "we", "us", "our," the “Registrant,” “NFES” and the "Company" means, NF Energy Saving Corporation of America, a Delaware corporation, formerly known as Diagnostic Corporation of America, Global Broadcast Group, Inc., Galli Process, Inc. These terms also refer to our subsidiary corporation, Liaoning Nengfa Weiye Energy Technology Co., Ltd. (“Nengfa Energy”), formerly known as Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Neng Fa”) acquired in November 2006.

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

On September 5, 2007, we established a new sales company “Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd” (“Sales Company”), a limited liability corporation organized and existing under the laws of the Peoples’ Republic of China. The sales company is a subsidiary 99% owned by Neng Fa. The sales company will market and sell the Company’s valve products in China.

On January 31, 2008 to better reflect our energy technology business we changed the name of our 100% own subsidiary “Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd” to “Liaoning Nengfa Weiye Energy Technology Company Ltd.” (“Nengfa Energy”). Nengfa Energy’s area of business include research and development,  processing , manufacturing,  and marketing and distribution of valves, actuating device and pipe fittings; manufacturing, marketing and distribution of energy equipment, wind power equipment and fittings; energy saving technical reconstruction; and energy saving technology consulting services.

Nengfa Energy specializes in energy technology business. We provide energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s utility, metallurgy, petrochemical, coal, construction, and municipal infrastructure development industries. We are also engaged in the manufacturing and sales of large-diameter low pressure valves. At present, our valve business holds a leading position in China. Our Company has the Det Norske Veritas Management System Certificate that certifies our products conform to the Management System Standard ISO9001:2000. We have been a member of Chicago Climate Exchange since 2006. In 2007 Nengfa Energy received contracts for three sections of the prominent project “Redirect the water from the Rivers in the South to the North Middle Section Jingshi Section Water Supply Engineering Project”.

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

(a) Sale of products

The Company derives revenues from the sale of self-manufactured products and provision of engineering services. The Company recognizes its revenues net of related business taxes and value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended March 31, 2008.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2008, the Company has determined that no allowance for doubtful accounts is necessary.

Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

The Company also accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN No. 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company also follows the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax position and there was no effect on the financial condition or results of operations for the period ended March 31, 2008.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 compared to the three months ended March 31, 2007

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $2,864,957 and $1,002,486 for the three months ended March 31, 2008 and 2007, respectively. Total revenues increased $1,862,471, a 186% increase, for the three months ended March 31, 2008 compared to total revenues for the three months ended March 31, 2007.

	Three Months Ended		Three Months Ended		Change
	March 31 2008		March 31 2007
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% change
OPERATING REVENUES
Products	$2,243,053	78.29%	$932,251	92.99%	$1,310,802	141%
Service	331,381	11.57%	70,235	7.01%	261,146	372%
Projects	290,523	10.14%	-	-	290,523	-
Total Operating Revenues	$2,864,957	100%	$1,002,486	100%	$1,862,471	186%

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and provision of engineering services. Product revenues were $2,243,053 and $932,251, or 78.29% and 92.99% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Product revenues for the three months ended March 31, 2008 increased $1,310,802, a 141% increase, compared to the product revenues for the three months ended March 31, 2007.

Service Revenues

Service revenues are derived principally from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Service revenues were $331,381 and $70,235, or 11.57% and 7.01% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Service revenues for the three months ended March 31, 2008 increased $261,146, a 372% increase, compared to the service revenues for the three months ended March 31, 2007. This reflects the Company’s efforts in expanding the energy saving service project businesses.

Project Revenues

Project revenues are derived principally from for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company applies the percentage-of-completion method to recognize project revenues. This is a newly created business line in 2007. Project revenues were $290,523 or 10.14% of total revenues for the three months ended March 31, 2008. With the Company’s new emphasis on managing comprehensive energy saving and emission reduction projects for municipalities and large industrial enterprises, we expect the project revenues will continue to increase in 2008.

COSTS AND EXPENSES

Cost of Revenues

Cost of product revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $2,109,437 and $777,455, or 73.63% and 77.55% of total revenues for the three months ended March 31, 2008 and 2007, respectively. The total cost of revenues increased by $1,331,982 (171%) for the three months ended March 31, 2008 compared to the total cost of revenues for the three months ended March 31, 2007. The increase in total cost of revenues was due partly to increased supporting costs for increasing sales and partly induced by the inflation in PRC.

	Three Months Ended		Three Months Ended		Change
	March 31 2008		March 31 2007
	Amount	% of Total Cost of Revenues	Amount	% of Total Cost of Revenues	Amount	% change
COST OF REVENUES
Cost of Products	$1,660,147	78.70%	$741,231	95.34%	$918,916	124%
Cost of Service	209,520	9.93%	36,224	4.66%	173,296	478%
Cost of Projects	239,770	11.37%	-	-	239,770	-
Total Cost of Revenues	$2,109,437	100.00%	$777,455	100.00%	$1,331,982	171%

The overall gross profit for the Company was $755,520 and $225,031, or 26.37% and 22.45% for the three months ended March 31, 2008 and 2007 respectively. The profit margin increased by $530,489 or 3.92% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

	Three Months Ended
	March 31, 2008
	Products	%	Service	%	Projects	%	Total	%
Revenues	$2,243,053	100.00%	$331,381	100.00%	$290,523	100.00%	$2,864,957	100.00%
Cost of Revenues	1,660,147	74.01%	209,520	63.23%	239,770	82.53%	$2,109,437	73.63%
Gross Margin	$582,906	25.99%	$121,861	36.77%	$50,753	17.47%	$755,520	26.37%

	Three Months Ended
	March 31, 2007
	Products	%	Service	%	Projects	%	Total	%
Revenues	$932,251	100.00%	$70,235	100.00%	-	-	$1,002,486	100.00%
Cost of Revenues	741,231	79.51%	36,224	51.58%	-	-	777,455	77.55%
Gross Margin	$191,020	20.49%	$34,011	48.42%	-	-	$225,031	22.45%

Cost of Products

Total cost of product revenues was $1,660,147 and $741,231, or 74.01% and 79.51% of products revenues, for the three months ended March 31, 2008 and 2007, respectively. The cost of product revenues increased by $918,916 (124%) for the three months ended March 31, 2008 compared to the cost of revenues for the three months ended March 31, 2007. The increase in product costs of 124% is less than the increase in product revenues of 141%.

The gross profit for products was $582,906 and $191,020, or 25.99% and 20.49% for the three months ended March 31, 2008 and 2007, respectively. The increase in gross profit of $391,886 and profit margin of 5.5% for products are due to increase in sales and better control of costs of products revenues.

Cost of Service

Total cost of service revenues was $209,520 and $36,224, or 63.23% and 51.58% of service revenues, for the three months ended March 31, 2008 and 2007, respectively. The cost of service revenues increased by $173,296 (478%) for the three months ended March 31, 2008 compared to the cost of revenues for the three months ended March 31, 2007. The increase in service costs of 478% is greater than the increase in service revenues of 372%.

The gross margin for services was $121,861 and $34,011, or 36.77% and 48.42% for the three months ended March 31, 2008 and 2007, respectively. The decrease in gross margin of $87,850 or 11.65% in service is due to the significant increase in costs to support the large increase in service revenues and the initial start up costs incurred to increase service revenues.

Cost of Projects

In 2007 the Company began contracting energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. Total cost of projects revenues was $239,770, 82.53% of project revenues, for the three months ended March 31, 2008. The gross profit for projects for the three months ended March 31, 2008 was $50,753 (17.47%).

Operating Expenses

The total operating expenses were $180,114 and $312,470, or 6.29% and 31.17% of total operating revenues for the three months ended on March 31, 2008 and 2007 respectively. This decrease was primarily due to a stock compensation cost of $255,000 incurred in the first three months ended March 31, 2007 for issuing 1,000,000 shares of restricted common stock for business advisory services to Greentree Financial Group, Inc.

Selling and marketing expenses

On September 5, 2007 the Company established a new subsidiary, Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. to engage in the sales and marketing of valves products in the PRC. In the first three months of 2008 the sales and marketing expenses were $13,359, 0.47% of total revenues. In 2007 the sales and marketing expenses were included in general and administrative expenses.

Research and development expenses

The Company incurred research and development expenses to study the possibility of using the Company’s existing manufacturing facilities and valve production expertise to produce equipment and fittings for wind power plants. The R&D effort enabled the Company to create a new line of business to tap into a large demand for the equipment needed for new wind power plants that have been planned in PRC. The research and development expenses for the three months ended March 31, 2008 was $38,332, 1.34% of total revenues.

General and administrative expenses

General and administrative expenses increased by $70,953 to $128,423, 4.48% of total revenues for the three months ended March 31, 2008, as compared to $57,470, 5.73% of total revenues for the three months ended March 31, 2007.

Income from Operations

As a result of the foregoing, our income from operations increased by $662,845 to $575,406, 20.08% of total revenues for the three months ended March 31, 2008, as compared to a loss of $87,439, or -8.72% of total revenues for the three months ended March 31, 2007.

Income Tax Expenses

For the three months ended March 31, 2008, income tax expense was $301, as compared to $0 for the three months ended March 31, 2007. The Company is enjoying the tax holiday in PRC due to NFES's foreign company status. During 2007, the Tieling city local government tax bureau in the PRC approved Nengfa Energy as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 15% for the following three years.

As of March 31, 2008, the operation in the United States of America has incurred $604,511 of net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2028, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $211,579 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net Income

As a result of the foregoing, we had net income of $579,087, a 20.21% profit margin on revenues for the three months ended March 31, 2008, as compared to a net loss of $80,787, a 8.06% loss on margin on revenues for the three months ended March 31, 2007. The net income for the three months ended March 31, 2008 increased by $659,874 and the profit margin increased by 28.27% compared to the net income for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the three months ended March 31, 2008, net cash used in operating activities was $273,995. This was primarily attributable to our net income of $579,087, adjusted by non-cash items of depreciation $83,262, and a $936,344 decrease in working capital. Negative cash flows from operations in the first three months of 2008 were due primarily to the increase in accounts receivable by $429,291, inventories by $166,210, prepayments and other receivables by $357,858, and the decrease in value added tax payable by $19,261 and other payables and accrued liabilities by $108,364, partially offset by the increase in accounts payable by $86,792 and customer deposits by $57,848 in this period.

The large increase in accounts receivable of $429,291 and inventories of $166,210, an increase of 10.6% and 11.5% over the accounts receivables and inventories balances at December 31, 2007, are mainly due to the sales growth during the year. The reason for the increase in the prepayments and other receivables of $357,858, a 59.1% increase over the prepayments and other receivables balance of $605,989 at December 31, 2007 is that the Company expects the cost of the raw-material will increase in the coming year. In order to hedge the increase in raw material costs, we have signed more purchase contracts in advance with the suppliers and hence increasing the prepayments. The increase in accounts payable of $86,792 correspond to the increase in the cost of revenues during the year. The increase in customer deposits of $57,848 is due to the increase in sales. The decrease of $108,364 in other payables and accruals are due to the decrease in welfare payable, payables to fixed asset vendors and other accrued expenses. A decrease of $19,261 in value added tax payable is due to reduced value added tax payable this period.

For the three months ended March 31, 2007, net cash used in operating activities was $814,069. This was primarily attributable to a net loss of $80,787, adjusted by non-cash items of depreciation $56,709, gain on disposal of plant and equipment of $6,203, a non-cash expense for shares issued for service rendered $255,000, and a $1,038,788 decrease in working capital. Negative cash flows from operations in the first three months of 2007 were due primarily to the increase in accounts receivable by $592,457, inventories by $374,867 and a decrease in income tax payable by $378,068, partially offset by the decrease in prepayments and other receivables $44,147, an increase in accounts payable by $164,858, customer deposits by $16,849, value added tax payable by $8,495 and other payables and accrued liabilities by $72,255 in this period.

Investing activities

For the three months ended March 31, 2008, net cash used in investing activities was $115,198, and was primarily attributable to the purchase of plant and equipment. For the three months ended March 31, 2007, net cash provided by investing activities was $16,533 attributable to the disposal of plant and equipment.

Financing activities

For the three months ended March 31, 2008, net cash provided by financing activities was $2,000,000 attributable to common stock subscriptions from two investors from a convertible note.

During January 2008, NF Energy Saving Corp. of America, a Delaware corporation (“Company”), borrowed an aggregate of $2,000,000 from two independent investors. The loans were made on a demand, interest free basis, on the condition that the principal would be converted into common equity. The parties have completed negotiations of a Securities Purchase Agreement, dated April 28, 2008, for the issuance of an aggregate of 6,645,376 shares of common stock, at an equivalent per share price of $0.30, of “restricted stock”, without registration rights, on conversion of the loans. The investors are South World Ltd. and Oriental United Resources Ltd., each a company established under the laws of the British Virgin Islands (together the “Investors”), each of which Investor acquired one half of the above securities, or 3,322,688 shares. As a result of the issuance of the shares, each of the investors owns 8.33% of the issued and outstanding common stock of the Company. The proceeds of the loans have been used and will continue to be used for working capital.

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

EFFECTS OF INFLATION

We believe that the rate of inflation over the past few years has not had a significant impact on our results of operations. At present we are able to increase our prices due to the rising prices of raw materials.

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

There have been no material developments in a civil complaint Robert Dawley vs NF Energy Saving Corp. of America, etal. which was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-19DAB.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On April 30, 2008, the Company filed an 8-K report under Item 1.01 Entry into a Material Definitive Agreement and Item 3.02, Unregistered Sales of Equity Securities reporting that On April 28, 2008, the Company entered into a Securities Purchase Agreement with two independent investors to consummate a private placement of 6,645,376 shares of restricted common stock for an aggregate purchase price of $2,000,000 at an equivalent price of $0.30 per share.

Item 3.      Defaults Upon Senior Securities.
None.

Item 4.      Submission of Matters to a Vote of Security Holders.
None.

Item 5.      Other Information.
None.

Item 6.      Exhibits.

Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits Beginning on page 34 of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NF Energy Saving Corporation of America (Registrant)

Date: May 15, 2008	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

INDEX TO EXHIBITS
Exhibit No.	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002