Form 10-Q
period 2008-06-30
NF Energy Saving CORP of America
filed 2008-08-13
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation of America
(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 12, 2008, the registrant had 39,872,704 shares of common stock, $0.001 par value, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations " as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NF ENERGY SAVING CORPORATION OF AMERICA

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,761,252	$2,240,901
Accounts receivable, trade	5,325,700	4,061,352
Inventories	1,437,880	1,448,386
Prepayments and other receivables	972,812	605,989

Total current assets	12,497,644	8,356,628

Plant and equipment, net	2,592,141	2,514,795

TOTAL ASSETS	$15,089,785	$10,871,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,229,217	$1,259,081
Customer deposits	135,542	22,719
Value added tax payable	66,071	70,604
Other payables and accrued liabilities	165,410	355,390

Total current liabilities	1,596,240	1,707,794

Commitments and contingencies	268,825	-

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,872,704 and 33,227,328 shares issued and outstanding as of June 30, 2008 and December 31, 2007	39,872	33,227
Additional paid-in capital	7,706,587	5,713,232
Statutory reserve	517,774	517,774
Accumulated other comprehensive income	1,245,949	557,503
Retained earnings	3,983,363	2,341,893

Total stockholders’ equity	13,493,545	9,163,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,089,785	$10,871,423

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

REVENUE, NET
Product	$3,036,313	$3,013,085	$5,279,366	$3,945,336
Services	837,555	1,015,812	1,168,936	1,086,047
Projects	422,659	-	713,182	-
Total operation revenues	4,296,527	4,028,897	7,161,484	5,031,383

COST OF REVENUES:
Cost of products	2,092,071	2,266,486	3,752,218	3,007,717
Cost of services	582,581	258,510	792,101	294,734
Cost of projects	370,866	-	610,636	-
Total cost of revenues	3,045,518	2,524,996	5,154,955	3,302,451

GROSS PROFIT	1,251,009	1,503,901	2,006,529	1,728,932

OPERATING EXPENSES:
Sales and marketing	48,921	14,709	62,280	14,709
Research and development	47,254	329,906	85,586	329,906
Stock-based compensation	-	255,000	-	510,000
General and administrative	113,401	71,759	241,824	129,229
Total operating expenses	209,576	671,374	389,690	983,844

INCOME FROM OPERATIONS	1,041,433	832,527	1,616,839	745,088

Other income:
Interest income	8,813	342	8,813	342
Other income	12,141	4,867	16,123	11,519
Total other income	20,954	5,209	24,936	11,861

INCOME BEFORE INCOME TAXES	1,062,387	837,736	1,641,775	756,949

Income tax expense	(4)	-	(305)	-

NET INCOME	$1,062,383	$837,736	$1,641,470	$756,949

Other comprehensive income:
- Foreign currency translation gain	275,802	35,254	688,446	71,852

COMPREHENSIVE INCOME	$1,338,185	$872,990	$2,329,916	$828,801

Net income per share – basic and diluted	$0.03	$0.03	$0.05	$0.02

Weighted average shares outstanding – basic and diluted	36,033,153	31,527,328	34,630,241	31,388,439

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$1,641,470	$756,949
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	170,415	113,254
Gain on disposal of plant and equipment	-	(10,533)
Stock-based compensation	-	510,000
Change in operating assets and liabilities:
Accounts receivable	(974,464)	(288,838)
Inventories	100,786	192,661
Prepayments and other receivables	(330,241)	(1,142,062)
Accounts payable	(107,754)	50,319
Customer deposits	108,199	63,720
Income tax payable	-	(378,069)
Value added tax payables	2,324	139,235
Other payables and accrued liabilities	(132,019)	215,173
Net cash provided by operating activities	478,716	221,809

Cash flows from investing activities:
Purchase of plant and equipment	(160,722)	(74,170)
Proceeds from disposal of plant and equipment	-	53,823
Net cash used in investing activities	(160,722)	(20,347)

Cash flows from financing activities:
Proceeds from private sale of common stock	2,000,000	870,000
Net cash provided by financing activities	2,000,000	870,000

Effect on exchange rate change on cash and cash equivalents	202,357	71,852

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,520,351	1,143,314

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,240,901	796,944

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,761,252	$1,940,258

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$305	$378,069
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock			Accumulated other			Total
	No. of shares	Amount	Additional paid-in capital	comprehensive income	Statutory reserve	Retained earnings	stockholders’ equity

Balance as of January 1, 2008	33,227,328	$33,227	$5,713,232	$557,503	$517,774	$2,341,893	$9,163,629

Private sale of common stock	6,645,376	6,645	1,993,355	-	-	-	2,000,000

Foreign currency translation adjustment	-	-	-	688,446	-	-	688,446

Net income for the period	-	-	-	-	-	1,641,470	1,641,470

Balance as of June 30, 2008	39,872,704	$39,872	$7,706,587	$1,245,949	$517,774	$3,983,363	$13,493,545

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

• Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period reported. Actual results may differ from these estimates.

• Basis of consolidation

The condensed consolidated financial statements include the financial statements of NFES and its subsidiaries, Nengfa Energy and Sales Company.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

• Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2008, the Company has determined that no allowance for doubtful accounts is necessary.

• Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

• Plant and equipment, net

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

• Impairment of long-lived assets

In accordance with the Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2008.

• Revenue recognition

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the six months ended June 30, 2008.

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(d) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

• Cost of revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the rendering of services.

• Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") using the fair value method. Under SFAS No. 123(R), the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant. The fair value of stock-based compensation that are expected to vest are recognized using the straight-line method over the requisite service period.

• Income taxes

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

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN No. 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company also follows the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax position and there was no effect on the financial condition or results of operations for the period ended June 30, 2008.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authority.

• Net income per share

The Company calculates net income per share in accordance with SFAS No. 128,“Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

• Comprehensive income

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

• Product warranty

Under the terms of the contracts, the Company will provide a product warranty to its customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into maintenance contracts. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the six months ended June 30, 2008.

• Foreign currencies translation

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

The reporting currency of the Company is the United States dollar ("US$"). The Company's subsidiaries in the PRC, Nengfa Energy and Sales Company maintain their books and records in its local currency, the Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	2008	2007

Months end RMB:US$ exchange rate	7.0726	7.3141
Average monthly RMB:US$ exchange rate	6.8718	7.5633

• Segment reporting

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

• Fair value of financial instruments

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

The Company’s financial instruments primarily include cash and cash equivalents, trade accounts receivable, prepayments and other receivables, accounts payable, customer deposits, value added tax payable and other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

• Recent accounting pronouncements

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

NOTE - 4  ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the period ended June 30, 2008.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 5 INVENTORIES

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Raw materials	$381,273	$310,040
Work-in-process	1,043,474	734,711
Finished goods	13,133	403,635

	$1,437,880	$1,448,386

For the three and six months ended June 30, 2008 and 2007, no allowance for obsolete inventories was recorded by the Company.

NOTE - 6 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Prepayment to vendors for raw materials	$878,616	$558,047
Advance to employees	59,410	-
Deposits	23,284	-
Prepaid expenses	9,336	25,874
Value added tax receivable	1,875	12,537
Other receivables	291	9,531

	$972,812	$605,989

NOTE - 7 PLANT AND EQUIPMENT, NET

Plant and equipment, net, consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Plant and machinery	$2,798,838	$2,566,042
Furniture, fixture and equipment	40,142	33,968
Construction in progress	234,729	223,029
Foreign translation difference	194,828	162,460
	3,268,537	2,985,499

Less: accumulated depreciation	(641,119)	(448,981)
Less: foreign translation difference	(35,277)	(21,723)

	$2,592,141	$2,514,795

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Depreciation expenses for the three months ended June 30, 2008 and 2007 were $83,262 and $56,709 respectively.

Depreciation expenses for the six months ended June 30, 2008 and 2007 were $170,415 and $113,254, respectively.

NOTE - 8 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Rent payable	$18,190	$37,599
Welfare payable	87,203	108,125
Accrued expenses	36,005	74,576
Advance to staff	4,279	-
Payable to equipment vendors	19,733	135,090

	$165,410	$355,390

NOTE - 9 COMMON STOCK SUBSCRIPTIONS

In January 2008, the Company entered a loan agreement to borrow an aggregate of $2,000,000 from two independent investors namely, South World Ltd. and Oriental United Resources Ltd. (the “Investors”), which are established under the laws of the British Virgin Islands. The loans were unsecured, non-interest bearing and convertible into common stock in a term of 3 months from the drawdown date. The Company also had an option to repay the balance with interest charge at a rate of 36% per annum. The Company received the aggregate amount of $2,000,000 in January and March 2008, respectively.

On April 28, 2008, the Company entered into a Securities Purchase Agreement with two independent investors (“the Investors”) to consummate a private placement of 6,645,376 shares of restricted common stock for an aggregate purchase price of $2,000,000 at a 50-trading days weighted average market quoted price of $0.30 per share. The Investors are South World Ltd. and Oriental United Resources Ltd., which are established under the laws of the British Virgin Islands, each of the Investors acquired one half of these common stock, or 3,322,688 shares. As a result of this transaction, each of the investors owns 8.33% of the issued and outstanding common stock of the Company. The proceeds were used to fund the working capital. The Company also entered into various covenants with the Investors, including its (i) obtaining a listing on a United States stock exchange not later than December 31, 2009, (ii) developing a step by step energy saving and emission reduction business plan as a products and service provider in consultation with the Investors, (iii) limiting business arrangements with affiliates, and (iv) establishing good corporate governance and seeking good financial development.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of June 30, 2008, the number of issued and outstanding shares of the Company’s common stock was 39,872,704.

NOTE - 10 INCOME TAXES

NFES is registered in the State of Delaware and is subject to United States of America tax law.

As of June 30, 2008, the operation in the United States of America has incurred $642,414 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $224,845 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company's subsidiaries operating in the PRC, Nengfa Energy and Sales Company are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China.

Effective from January 1, 2008, the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) is followed. Under the New CIT Law, Nengfa Energy, as a foreign investment enterprise continues to enjoy the unexpired tax holidays for a full exemption of income tax for the first two profit making years with a 15% exemption of income tax for the next three years. Sales Company is a domestic company which is entitled to the tax rate reduction from 33% to 25%.

The Company’s effective income tax rates for the six months ended June 30, 2008 and 2007 were 0%, and 0%.

The Company adopted the provisions of FIN 48 on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the tax positions taken, or expected to be taken, on a tax return. The Company files tax returns in the various tax jurisdictions in which its subsidiaries operate in the PRC. The United States tax returns of its tax years 2002 to 2007 remain open to examination by IRS. The PRC 2007 tax return has been filed and cleared.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods ended June 30, 2008 and 2007. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2008:

Three months ended June 30, 2008:	Valves manufacturing business	Energy-saving related business	Total

Operating revenues
- Products	$3,036,313	$-	$3,036,313
- Services	-	837,555	837,555
- Projects	-	422,659	422,659
Total operating revenues	3,036,313	1,260,214	4,296,527
Cost of revenues	2,092,071	953,447	3,045,518
Gross profit	944,242	306,767	1,251,009
Depreciation	58,840	24,422	83,262
Net income	750,774	311,609	1,062,383
Expenditure for long-lived assets	$32,171	$13,353	$45,524

Six months ended June 30, 2008:	Valves manufacturing business	Energy-saving related business	Total

Operating revenues
- Products	$5,279,366	$-	$5,279,366
- Services	-	1,168,936	1,168,936
- Projects	-	713,182	713,182
Total operating revenues	5,279,366	1,882,118	7,161,484
Cost of revenues	3,752,218	1,402,737	5,154,955
Gross profit	1,527,148	479,381	2,006,529
Depreciation	125,616	44,799	170,415
Net income	1,226,306	415,164	1,641,470
Expenditure for long-lived assets	$118,482	42,240	160,722

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2007:

Three months ended June 30, 2007:	Valves manufacturing business	Energy-saving related business	Total

Operating revenues
- Products	$3,013,085	-	3,013,085
- Services	-	1,015,812	1,015,812
Total operating revenues	3,013,085	1,015,812	4,028,897
Cost of revenues	2,266,486	258,510	2,524,996

Gross profit	746,599	757,302	1,503,901
Depreciation	44,415	12,294	56,709
Net income	351,261	486,475	837,736
Expenditure for long-lived assets	$61,294	$12,876	$74,170

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Six months ended June 30, 2007:	Valves manufacturing business	Energy-saving related business	Total

Operating revenues
- Products	$3,945,336	$-	$3,945,336
- Services	-	1,086,047	1,086,047
Total operating revenues	3,945,336	1,086,047	5,031,383
Cost of revenues	3,007,717	294,734	3,302,451

Gross profit	937,619	791,313	1,728,932
Depreciation	100,995	12,259	113,254
Net income	270,474	486,475	756,949
Expenditure for long-lived assets	$61,294	$12,876	$74,170

NOTE - 12 CONCENTRATION AND RISK

For the six months ended June 30, 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

(a) Major customers

For the three and six months ended June 30, 2008, customers who account for 10% or more of revenues are presented as follows:

		Three months ended June 30, 2008			June 30, 2008
Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$426,724	10%		$837,481
Customer B		648,623	15%		592,747
Customer C		2,455,184	56%		2,720,899

	Total:	$3,530,531	81%	Total:	$4,151,127

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

		Six months ended June 30, 2008			June 30, 2008
Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$713,899	10%		$837,481
Customer B		874,927	12%		592,747
Customer C		4,620,642	65%		2,720,899

	Total:	$6,209,468	87%	Total:	$4,151,127

For the three and six months ended June 30, 2007, customers who account for 10% or more of revenues are presented as follows:

		Three months ended June 30, 2007			June 30, 2007
Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer C		$939,455	23%		$189,908
Customer D		559,953	14%		-
Customer E		479,174	12%		231,081
Customer F		392,490	10%		-

	Total:	$2,371,072	59%	Total:	$420,989

		Six months ended June 30, 2007			June 30, 2007
Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer C		$1,696,433	34%		$189,908
Customer D		1,187,225	24%		-

	Total:	$2,883,658	58%	Total:	$189,908

(b) Major vendors

For the three and six months ended June 30, 2008, vendors who account for 10% or more of purchases are presented as follows:

		Three months ended June 30, 2008			June 30, 2008
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor B		$240,117	11%		$245,498
Vendor C		250,443	11%		-

	Total:	$490,560	22%	Total:	$245,498

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

		Six months ended June 30, 2008			June 30, 2008
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$730,197	17%		$-
Vendor B		1,402,461	32%		245,498

	Total:	$2,132,658	49%	Total:	$245,498

For the three and six months ended June 30, 2007, vendors who account for 10% or more of purchases are presented as follows:

For the three and six months ended June 30, 2007, one vendor represented more than 10% of the Company’s purchases and accounts payable, respectively. This vendor accounts for 52% of purchases amounting to $1,321,818 and 48% of purchases amounting to $1,587,815 for the three and six months ended respectively, with $78,755 of accounts payable as of June 30, 2007.

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(d) Exchange rate risk

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

(b) Capital commitment

As of June 30, 2008, the Company has contracted for purchase of equipment amounting to $268,825 (RMB 1,848,000), of which $65,427 (RMB 449,600) was paid to suppliers.

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

On March 5, 2008 the Company has filed a counterclaim against Dawley and Winer for $2,000,000. It included charges of security fraud and breach of warranty by Winer. The counter claim against Winer has been referred to arbitration and the Company is seeking a stay of proceedings until the completion of the Arbitration. The trial was scheduled for October, 2008. Counsel advised that the October 2008 trial would probably be postponed because of the new issues raised in the counterclaim.

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

Nengfa Energy specializes in energy technology business. We provide energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s utility, metallurgy, petrochemical, coal, construction, and municipal infrastructure development industries. We are also engaged in the manufacturing and sales of large-diameter low pressure valves. At present, our valve business holds a leading position in China. Our Company has the Det Norske Veritas Management System Certificate that certifies our products conform to the Management System Standard ISO9001:2000. We have been a member of Chicago Climate Exchange since 2006. In 2007 Nengfa Energy received contracts for three sections of the prominent project “Redirect the water from the Rivers in the South to the North, Middle Section, Jingshi Section Water Supply Engineering Project”.

Our main development directions in the future include the expansion of our capabilities for technology consulting and production of equipment and pipe network for building energy efficient infrastructures for municipalities, providing comprehensive technology solutions for regional energy conservation and emission reduction, and conducting research and development and the manufacturing of equipment and accessories for wind power plants.

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

CRITICAL ACCOUNTING POLICIES

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the six months ended June 30, 2008.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2008, the Company has determined that no allowance for doubtful accounts is necessary.

Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Expenditure for repairs and maintenance is expensed as incurred. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

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

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN No. 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company also follows the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax position and there was no effect on the financial condition or results of operations for the period ended June 30, 2008.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authority.

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $4,296,527 and $7,161,484 for the three and six months ended June 30, 2008, respectively, as compared to $4,028,897 and $5,031,383 for the corresponding periods in 2007.

Total revenues increased by $267,630 and $2,130,101, a 7% and 42% increase, for the three and six months ended June 30, 2008, as compared to total revenues for the three and six months ended June 30, 2007.

	Three Months Ended		Three Months Ended
	June 30 2008		June 30 2007		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% change
REVENUE, NET
Products	$3,036,313	70.67%	$3,013,085	74.79%	$23,228	1%
Service	837,555	19.49%	1,015,812	25.21%	-178,257	-18%
Projects	422,659	9.84%	-	-	422,659	-
Total Operating Revenues	$4,296,527	100%	$4,028,897	100%	$267,630	7%

	Six Months Ended		Six Months Ended
	June 30 2008		June 30 2007		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% change
REVENUE, NET
Products	$5,279,366	73.72%	$3,945,336	78.41%	$1,334,030	34%
Service	1,168,936	16.32%	1,086,047	21.59%	82,889	8%
Projects	713,182	9.96%	-	-	713,182	-
Total Operating Revenues	$7,161,484	100%	$5,031,383	100%	$2,130,101	42%

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and provision of engineering services. Product revenues were $3,036,313 and $5,279,366, or 70.67% and 73.72% of total revenues for the three and six months ended June 30, 2008, as compared to $3,013,085 and $3,945,336, or 74.79% and 78.41% of total revenues for both the corresponding periods in 2007. Product revenues increased by $23,228, a 1% increase, to $3,036,313 for the three months ended June 30, 2008 and increased by $1,334,030, a 34% increase, to $5,279,366 for the six months ended June 30, 2008 as compared to the corresponding three and six month periods in 2007.

Service Revenues

Service revenues are derived principally from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Service revenues were $837,555 and $1,168,936, or 19.49% and 16.32% of total revenues for the three and six months ended June 30, 2008, as compared to $1,015,812 and $1,086,047, or 25.21% and 21.59% of total revenues for both the corresponding periods in 2007. Service revenues decreased by $178,257, a 18% decrease, to $837,555 for the three months ended June 30, 2008 and increased by $82,889, an 8% increase, to $1,168,936 for the six months ended June 30, 2008 as compared to the corresponding three and six month periods in 2007.

Project Revenues

Project revenues are derived principally from for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company applies the percentage-of-completion method to recognize project revenues. This is a newly created business line in 2007. Project revenues were $422,659 and $713,182, or 9.84% and 9.96% of total revenues for the three and six months ended June 30, 2008. With the Company’s new emphasis on managing comprehensive energy saving and emission reduction projects for municipalities and large industrial enterprises, we expect the project revenues will continue to increase in 2008.

COSTS AND EXPENSES

Cost of Revenues

Cost of product revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $3,045,518 and $5,154,955 for the three and six months ended June 30, 2008, respectively, as compared to $2,524,996 and $3,302,451 for the corresponding three and six month periods in 2007. The total cost of revenues increased by $520,522 (21%) and $1,852,504 (56%) for the three and six months ended June 30, 2008, as compared to total cost of revenues for the corresponding three and six months periods in 2007. The increase in total cost of revenues was due partly to increased supporting costs for increasing sales and partly induced by the inflation in PRC.

	Three Months Ended		Three Months Ended
	June 30 2008		June 30 2007		Change
	Amount	% of Total Cost of Revenues	Amount	% of Total Cost of Revenues	Amount	% change
COST OF REVENUES
Cost of Products	$2,092,071	68.69%	$2,266,486	89.76%	-$174,415	-8%
Cost of Service	582,581	19.13%	258,510	10.24%	324,071	125%
Cost of Projects	370,866	12.18%	-	-	370,866	-
Total Cost of Revenues	$3,045,518	100.00%	$2,524,996	100.00%	$520,522	21%

	Six Months Ended		Six Months Ended
	June 30 2008		June 30 2007		Change
	Amount	% of Total Cost of Revenues	Amount	% of Total Cost of Revenues	Amount	% change
COST OF REVENUES
Cost of Products	$3,752,218	72.79%	$3,007,717	91.08%	$744,501	25%
Cost of Service	792,101	15.37%	294,734	8.92%	497,367	169%
Cost of Projects	610,636	11.85%	-	-	610,636	-
Total Cost of Revenues	$5,154,955	100.00%	$3,302,451	100.00%	$1,852,504	56%

The overall gross profit for the Company was $1,251,009 and $2,006,529, or 29.12% and 28.02% for the three and six months ended June 30, 2008 respectively. Profit margin decreased by $252,892, an 8.21% decrease, to $1,251,009, for the three months ended June 30, 2008 and increased by $277,597, a 6.34 % decrease, to $2,006,529 for the six months ended June 30, 2008 as compared to the corresponding three and six month periods in 2007.

	Three Months Ended
	June 30, 2008
	Products	%	Service	%	Projects	%	Total	%
Revenues	$3,036,313	100.00%	$837,555	100.00%	$422,659	100.00%	$4,296,527	100.00%
Cost of Revenues	2,092,071	68.90%	582,581	69.56%	370,866	87.75%	$3,045,518	70.88%
Gross Margin	$944,242	31.10%	$254,974	30.44%	$51,793	12.25%	$1,251,009	29.12%

	Three Months Ended
	June 30 2007
	Products	%	Service	%	Projects	%	Total	%
Revenues	$3,013,085	100.00%	$1,015,812	100.00%	-	-	$4,028,897	100.00%
Cost of Revenues	2,266,486	75.22%	258,510	25.45%	-	-	2,524,996	62.67%
Gross Margin	$746,599	24.78%	$757,302	74.55%	-	-	$1,503,901	37.33%

	Six Months Ended
	June 30, 2008
	Products	%	Service	%	Projects	%	Total	%
Revenues	$5,279,366	100.00%	$1,168,936	100.00%	$713,182	100.00%	$7,161,484	100.00%
Cost of Revenues	3,752,218	71.07%	792,101	67.76%	610,636	85.62%	$5,154,955	71.98%
Gross Margin	$1,527,148	28.93%	$376,835	32.24%	$102,546	14.38%	$2,006,529	28.02%

	Six Months Ended
	June 30 2007
	Products	%	Service	%	Projects	%	Total	%
Revenues	$3,945,336	100.00%	$1,086,047	100.00%	-	-	$5,031,383	100.00%
Cost of Revenues	3,007,717	76.23%	294,734	27.14%	-	-	3,302,451	65.64%
Gross Margin	$937,619	23.77%	$791,313	72.86%	-	-	$1,728,932	34.36%

Cost of Products

Cost of product revenues was $2,092,071 and $3,752,218, or 68.90% and 71.07% of total products revenues, for the three and six months ended June 30, 2008 respectively as compared to $2,266,486 and $3,007,717, or 75.22% and 76.23% of total product revenues, for the corresponding three and six month periods in 2007. The cost of product revenues decreased by $174,415 to $2,092,071, a decrease of 6.32% of total revenues, for the three months ended June 30, 2008, as compared to the corresponding period in 2007. Cost of product revenues increased by $744,501 to $3,752,218, an increase of 5.16% of total revenues, for the six months ended June 30, 2008, as compared to the corresponding period in 2007.

The gross profit for products was $944,242 and $1,527,148, or 31.1% and 28.93% for the three and six months ended June 30, 2008 respectively as compared to $746,599 and $937,619, or 24.78% and 23.77% for the corresponding three and six month periods in 2007. Gross profit increased by $197,643 to $944,242, an increase of 6.32%, for the three months ended June 30, 2008, as compared to the corresponding period in 2007. Gross profit increased by $589,529 to $1,527,148, an increase of 5.16%, for the six months ended June 30, 2008, as compared to the corresponding period in 2007. The increase in gross profit for products is due to increase in sales and better control of costs of products revenues.

Cost of Service

Cost of service revenues was $582,581 and $792,101, or 69.56% and 67.76% of total service revenues, for the three and six months ended June 30, 2008 respectively as compared to $258,510 and $294,734, or 25.45% and 27.14% of total service revenues, for the corresponding three and six month periods in 2007. Cost of service revenues increased by $324,071 to $582,581, an increase of 44.11% of total service revenues, for the three months ended June 30, 2008, as compared to the corresponding period in 2007. Cost of service revenues increased by $497,367 to $792,101, an increase of 40.62% of total service revenues, for the six months ended June 30, 2008, as compared to the corresponding period in 2007.

The gross profit for service was $254,974 and $376,835, or 30.44% and 32.24% for the three and six months ended June 30, 2008 respectively as compared to $757,302 and $791,313, or 74.55% and 72.86% for the corresponding three and six month periods in 2007. Gross profit decreased by $502,328 to $254,974, a decrease of 44.11%, for the three months ended June 30, 2008, as compared to the corresponding period in 2007. Gross profit decreased by $414,478 to $376,835, a decrease of 40.62%, for the six months ended June 30, 2008, as compared to the corresponding period in 2007. The decrease in gross profit for service is due to that the company just started providing energy-saving technical services in 2007 and lower cost of service revenues were reported in 2007.

Cost of Projects

In 2007 the Company began contracting energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. Cost of projects revenues was $370,866 and $610,636, or 87.75% and 85.62% of project revenues, for the three and six months ended June 30, 2008 respectively. The gross profit for projects was $51,793 and $102,546, or 12.25% and 14.38% for the three and six months ended June 30, 2008 respectively.

Operating Expenses

Total operating expenses was $209,576 and $389,690, or 4.88% and 5.44% of total revenues, for the three and six months ended June 30, 2008 respectively as compared to $671,374 and $983,844, or 15.63% and 19.55% of total revenues, for the corresponding three and six month periods in 2007. Total operating expenses decreased by $461,798 to $209,576 for the three months ended June 30, 2008, and decreased by $594,154 to $389,690 for the six months ended June 30, 2008, as compared to the corresponding three and six month periods in 2007. The decrease for the three months ended June 30, 2008 from the corresponding period in 2007 primarily consists of a $255,000 decrease in stock based compensation expense incurred in 2007. The decrease for the six months ended June 30, 2008 from the corresponding period in 2007 primarily consists of a $510,000 decrease in stock compensation expense that was incurred in 2007 for issuing 1,000,000 shares of restricted common stock for business advisory services to Greentree Financial Group, Inc..

Sales and marketing expenses

On September 5, 2007 the Company established a new subsidiary, Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. to engage in the sales and marketing of valves products in the PRC. Sales and marketing expenses was $48,921 and $62,280, or 1.14% and 0.87% of total revenues, for the three and six months ended June 30, 2008 respectively as compared to $14,709 and $14,709, or 0.37% and 0.29% of total revenues, for the corresponding three and six month periods in 2007.

Sales and marketing expenses increased by $34,212 to $48,921 for the three months ended June 30, 2008, and increased by $47,571 to $62,280 for the six months ended June 30, 2008, as compared to the corresponding three and six month periods in 2007. The increase for the three months ended June 30, 2008 from the corresponding period in 2007 and the increase for the six months ended June 30, 2008 from the corresponding period in 2007 are both due to increased sales and marketing activities during these periods. Another reason for the increase in sales and marketing expenses was that in 2007 the sales and marketing expenses were included in general and administrative expenses.

Research and development expenses

The Company incurred research and development expenses to study the possibility of using the Company’s existing manufacturing facilities and valve production expertise to produce equipment and accessories for wind power plants. The R&D effort enabled the Company to create a new line of business to tap into a large demand for the equipment needed for new wind power plants that have been planned in PRC.

Research and development expenses was $47,254 and $85,586, or 1.10% and 1.20% of total revenues, for the three and six months ended June 30, 2008 respectively as compared to $329,906 and $329,906, or 8.19% and 6.56% of total revenues, for the corresponding three and six month periods in 2007. Research and development expenses decreased by $282,652 to $47,254 for the three months ended June 30, 2008, and decreased by $244,320 to $85,586 for the six months ended June 30, 2008, as compared to the corresponding three and six month periods in 2007. The decrease for the three months ended June 30, 2008 from the corresponding period in 2007 and the decrease for the six months ended June 30, 2008 from the corresponding period in 2007 are primarily due to intensive research and development activities during 2007 to study the possibility of using the company’s existing manufacturing facilities and valve production expertise to produce equipment for wind power plants.

General and administrative expenses

General and administrative expenses was $113,401 and $241,824, or 2.64% and 3.38% of total revenues, for the three and six months ended June 30, 2008 respectively as compared to $71,759 and $129,229, or 1.78% and 2.57% of total revenues, for the corresponding three and six month periods in 2007. General and administrative expenses increased by $41,642 to $113,401 for the three months ended June 30, 2008, and increased by $112,595 to $241,824 for the six months ended June 30, 2008, as compared to the corresponding three and six month periods in 2007. The increase for the three months ended June 30, 2008 from the corresponding period in 2007 and the increase for the six months ended June 30, 2008 from the corresponding period in 2007 were both due to an increase in personnel expenses.

Income from Operations

As a result of the foregoing, for the three and six months ended June 30, 2008, income from operations was $1,041,433 and $1,616,839, 24.24% and 22.58% of total revenues, as compared to $832,527 and $745,088, 20.66% and 14.81% of total revenues, for the three and six months ended June 30, 2007. Our income from operations increased by $208,906 to $1,041,433, for the three months ended June 30, 2008, and increased by $871,751 to $1,616,839, for the six months ended June 30, 2008, as compared to the corresponding three and six month periods in 2007.

Income Tax Expenses

For the three and six months ended June 30, 2008, income tax expense was $4 and $305, as compared to $0 and $0 for the three and six months ended June 30, 2007. The Company is enjoying the tax holiday in PRC due to NFES's foreign company status. During 2007, the Tieling city local government tax bureau in the PRC approved Nengfa Energy as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 15% for the following three years.

As of June 30, 2008, the operation in the United States of America has incurred $642,414 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $224,845 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net Income

As a result of the foregoing, we had net income of $1,062,383 and $1,641,470, 24.73% and 22.92% of total revenues, for the three and six months ended June 30, 2008, as compared to net income of $837,736 and $756,949 for the three and six months ended June 30, 2007. Our net income increased by $224,647 (3.93%) to $1,062,383 for the three months ended June 30, 2008, and increased by $884,521 (7.88%) to $1,641,470 for the six months ended June 30, 2008, as compared to the corresponding three and six month periods in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the six months ended June 30, 2008, net cash provided by operating activities was $478,716. This was primarily attributable to our net income of $1,641,470, adjusted by non-cash items of depreciation $170,415, and a $1,333,169 decrease in working capital. The decrease in working capital in the first six months of 2008 were due primarily to the increase in accounts receivable by $974,464, prepayments, and other receivables by $330,241, and the decrease in accounts payable by $107,754, and other payables and accrued liabilities by $132,019, partially offset by the decrease in inventories by $100,786, increase in customer deposits by $108,199 and value added tax payable by $2,324 in this period.

The large increase in accounts receivable of $974,464, an increase of 24.0% over the accounts receivables balances at December 31, 2007, is mainly due to the sales growth during the period. The decrease in inventories of $100,786 reflects a lower inventory level the company maintains for the current sales level. The reason for the large increase in the prepayments and other receivables of $330,241, a 54.5% increase over the prepayments and other receivables balance of $605,989 at December 31, 2007 is that the Company expects the cost of the raw-material will increase in the coming year. In order to hedge the increase in raw material costs, the company has signed more purchase contracts in advance with the suppliers and hence increasing the prepayments. The decrease in accounts payable of $107,754 corresponds to more efficient payment of the accounts payable during the period. The increase in customer deposits of $108,199 is due to the increase in sales. The decrease of $132,019 in other payables and accrued liabilities are due to the decrease in welfare payable, payables to equipment vendors and other accrued expenses. A decrease of $2,324 in value added tax payable is due to reduced value added tax payable this period.

For the six months ended June 30, 2007, net cash provided by operating activities was $221,809. This was primarily attributable to a net income of $756,949, adjusted by non-cash items of depreciation $113,254, gain on disposal of plant and equipment of $10,533, a non-cash expense for shares issued for service rendered $510,000, and a $1,147,861 decrease in working capital. The decrease in working capital in the first six months of 2007 were due primarily to the increase in accounts receivable by $288,838, prepayments and other receivables by 1,142,062 and a decrease in income tax payable by $378,069, partially offset by the decrease in inventories by $192,661, an increase in accounts payable by $50,319, customer deposits by $63,720, value added tax payable by $139,235 and other payables and accrued liabilities by $215,173 in this period.

Investing activities

For the six months ended June 30, 2008, net cash used in investing activities was $160,722, and was primarily attributable to the purchase of plant and equipment. For the six months ended June 30, 2007, net cash used in investing activities was $20,347 attributable to the purchase of plant and equipment of $74,170, partially offset by the proceeds from disposal of plant and equipment $53,823.

Financing activities

For the six months ended June 30, 2008, net cash provided by financing activities was $2,000,000 attributable to the issuance of common stock to two investors from a convertible note. For the six months ended June 30, 2007, net cash provided by financing activities was $870,000 attributable to the issuance of common stock.

During January 2008, the company borrowed an aggregate of $2,000,000 from two independent investors. The loans were made on a demand, interest free basis, on the condition that the principal would be converted into common equity. The parties have completed negotiations of a Securities Purchase Agreement, dated April 28, 2008, for the issuance of an aggregate of 6,645,376 shares of common stock, at an equivalent per share price of $0.30, of “restricted stock”, without registration rights, on conversion of the loans. The investors are South World Ltd. and Oriental United Resources Ltd., each a company established under the laws of the British Virgin Islands (together the “Investors”), each of which Investor acquired one half of the above securities, or 3,322,688 shares. As a result of the issuance of the shares, each of the investors owns 8.33% of the issued and outstanding common stock of the Company. The proceeds of the loans have been used and will continue to be used for working capital.

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

Item 3.      Defaults Upon Senior Securities.
None.

Item 4.      Submission of Matters to a Vote of Security Holders.
None.

Item 5.      Other Information.
None.

Item 6.      Exhibits.

Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits Beginning on page 36 of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NF Energy Saving Corporation of America
(Registrant)

Date: August 11, 2008	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

INDEX TO EXHIBITS
Exhibit No.	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002