Form 10-Q
period 2008-09-30
NF Energy Saving CORP of America
filed 2008-11-13
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation of America
(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 10, 2008, the registrant had 39,872,704 shares of common stock, $0.001 par value, issued and outstanding.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NF ENERGY SAVING CORPORATION OF AMERICA

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	5

Condensed Consolidated Statements of Operations And Comprehensive Income for the three and nine months ended September 30, 2008 and 2007	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	7

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008	8

Notes to Condensed Consolidated Financial Statements	9 to 23

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,904,609	$2,240,901
Accounts receivable, trade	8,264,829	4,061,352
Inventories	2,175,182	1,448,386
Prepayments and other receivables	953,803	605,989

Total current assets	14,298,423	8,356,628

Plant and equipment, net	3,150,192	2,514,795

TOTAL ASSETS	$17,448,615	$10,871,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,221,138	$1,259,081
Customer deposits	379,229	22,719
Value added tax payable	76,293	70,604
Other payables and accrued liabilities	166,487	355,390

Total current liabilities	2,843,147	1,707,794

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,872,704 and 33,227,328 shares issued and outstanding as of September 30, 2008 and December 31, 2007	39,872	33,227
Additional paid-in capital	7,706,587	5,713,232
Statutory reserve	517,774	517,774
Accumulated other comprehensive income	1,323,135	557,503
Retained earnings	5,018,100	2,341,893

Total stockholders’ equity	14,605,468	9,163,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,448,615	$10,871,423

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

REVENUE, NET
Product	$3,557,112	$1,383,252	$8,836,478	$5,328,588
Services	939,406	211,915	2,108,342	1,297,962
Projects	105,308	435,849	818,490	435,849
Total operation revenues	4,601,826	2,031,016	11,763,310	7,062,399

COST OF REVENUES:
Cost of products	2,639,688	881,432	6,391,906	3,889,149
Cost of services	711,781	93,152	1,517,172	387,886
Cost of projects	14,115	330,878	609,811	330,878
Total cost of revenues	3,365,584	1,305,462	8,518,889	4,607,913

GROSS PROFIT	1,236,242	725,554	3,244,421	2,454,486

OPERATING EXPENSES:
Sales and marketing	16,318	9,568	78,598	24,277
Research and development	10,377	14,014	95,963	343,920
Stock-based compensation	-	-	-	510,000
General and administrative	153,262	125,478	411,091	254,707
Total operating expenses	179,957	149,060	585,652	1,132,904

INCOME FROM OPERATIONS	1,056,285	576,494	2,658,769	1,321,582

Other income:
Interest income	8,902	4,085	17,716	4,427
Other income	76	(2,662)	194	8,857
Total other income	8,978	1,423	17,910	13,284

INCOME BEFORE INCOME TAXES	1,065,263	577,917	2,676,679	1,334,866

Income tax expense	(167)	-	(472)	-

NET INCOME	$1,065,096	$577,917	$2,676,207	$1,334,866

Other comprehensive income:
- Foreign currency translation gain	77,186	206,182	765,632	278,034

COMPREHENSIVE INCOME	$1,142,282	$784,099	$3,411,839	$1,612,900

Net income per share - basic and diluted	$0.03	$0.02	$0.07	$0.04

Weighted average shares outstanding - basic and diluted	33,227,328	32,320,661	36,377,728	31,699,180

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$2,676,207	$1,334,866
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	238,702	190,161
Gain on disposal of plant and equipment		(7,640)
Stock-based compensation		510,000
Change in operating assets and liabilities:
Accounts receivable	(3,804,182)	(1,004,058)
Inventories	(609,412)	213,836
Prepayments and other receivables	(306,187)	(1,878,371)
Accounts payable	849,318	16,063
Customer deposits	343,490	67,294
Income tax payable	167	(392,183)
Value added tax payables	8,618	5,123
Other payables and accrued liabilities	(156,442)	(23,392)
Net cash provided by operating activities	(759,721)	(968,301)

Cash flows from investing activities:
Purchase of plant and equipment	(738,043)	(166,605)
Proceeds from disposal of plant and equipment	-	79,504
Net cash (used in) provided by investing activities	(738,043)	(87,101)

Cash flows from financing activities:
Proceeds from private sale of common stock	2,000,000	870,000
Net cash provided by financing activities	2,000,000	870,000

Effect on exchange rate change on cash and cash equivalents	161,472	38,262

NET CHANGE IN CASH AND CASH EQUIVALENTS	663,708	(147,140)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,240,901	796,944

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,904,609	$649,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$305	$392,183
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity

Balance as of January 1, 2008	33,227,328	$33,227	$5,713,232	$557,503	$517,774	$2,341,893	$9,163,629

Private sale of common stock	6,645,376	6,645	1,993,355	-	-	-	2,000,000

Foreign currency translation adjustment	-	-	-	765,632	-	-	765,632

Net income for the period	-	-	-	-	-	2,676,207	2,676,207
Balance as of September 30, 2008	39,872,704	$39,872	$7,706,587	$1,323,135	$517,774	$5,018,100	$14,605,468

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
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

In the opinion of management, the condensed balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2008 or for any future period.

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

The Company, through its subsidiaries, is specialized in the manufacture of industrial valve components and products. Starting from 2007, the Company has commenced the energy-saving related business in the provision of integrated energy conservation solutions utilizing energy-saving equipment, technical services and energy re-engineering management services to clients in the People’s Republic of China (the “PRC”). During 2008, the Company has expanded its business to technology consulting service and production of equipment and infrastructures for the municipalities to improve energy efficiency and emission reduction.

Liaoning Nengfa Weiye Energy Technology Co. Ltd. (“Nengfa Energy”) (formerly Neng Fa Weiye Pipe Network Construction and Operation Co., Ltd.) is a wholly-owned subsidiary of the Company. Nengfa Energy mainly operates the energy-saving business in the PRC and all of the customers are located in the PRC.

Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. (“Sales Company”) is a wholly-owned subsidiary of Neng Fa in the PRC. Sales Company was incorporated as a limited liability company under the laws of the PRC with a registered capital of $683,620 (equivalent to RMB 5,000,000) on September 5, 2007. It is mainly engaged in the sales and marketing of valves components and products in the PRC.

NFES, Nengfa Energy and Sales Company are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
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

The condensed consolidated financial statements include the financial statements of NFES and its subsidiaries.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2008, the Company has determined that no allowance for doubtful accounts is necessary.

●	Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
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

In accordance with the Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2008.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the nine months ended September 30, 2008.

(b) Service revenue

Service revenue is primarily derived from energy-saving technical or consulting services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

(c) Project revenue

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
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

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN No. 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company also follows the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax position and there was no effect on the financial condition or results of operations for the period ended September 30, 2008.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
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

Under the terms of the contracts, the Company will provide a product warranty to its customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into maintenance contracts. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the nine months ended September 30, 2008.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60” ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

NOTE - 4 ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the period ended September 30, 2008.

NOTE - 5 INVENTORIES

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Raw materials	$910,352	$310,040
Work-in-process	896,625	734,711
Finished goods	368,205	403,635

	$2,175,182	$1,448,386

For the three and nine months ended September 30, 2008 and 2007, no allowance for obsolete inventories was recorded by the Company.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 6 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Prepayment to vendors for raw materials	$839,914	$558,047
Prepaid operating expenses	27,975	25,874
Value added tax receivable	5,431	12,537
Other receivables	80,483	9,531
	$953,803	$605,989

NOTE - 7 PLANT AND EQUIPMENT, NET

Plant and equipment, net, consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Plant and machinery	$2,832,941	$2,566,042
Furniture, fixture and equipment	43,454	33,968
Construction in progress	843,023	223,029
Foreign translation difference	179,689	162,460
	3,899,107	2,985,499

Less: accumulated depreciation	(709,406)	(448,981)
Less: foreign translation difference	(39,509)	(21,723)
	$3,150,192	$2,514,795

Depreciation expenses for the three months ended September 30, 2008 and 2007 were $68,287 and $50,856 respectively.

Depreciation expenses for the nine months ended September 30, 2008 and 2007 were $238,702 and $190,161 respectively.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 8 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Rent payable	$29,175	$37,599
Welfare payable	56,524	108,125
Accrued expenses	68,534	74,576
Payable to equipment vendors	12,254	135,090
	$166,487	$355,390

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

As of September 30, 2008, the number of issued and outstanding shares of the Company’s common stock was 39,872,704.

NOTE - 10 INCOME TAXES

NFES is registered in the State of Delaware and is subject to United States of America tax law.

As of September 30, 2008, the operation in the United States of America has incurred $664,569 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $232,599 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company's subsidiaries operating in the PRC, Nengfa Energy and Sales Company are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company’s effective income tax rates for the nine months ended September 30, 2008 and 2007 were 0%, and 0%.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the periods ended September 30, 2008 and 2007. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2008:

Three months ended September 30, 2008:	Valves manufacturing business	Energy-saving related business	Total
Operating revenues
- Products	$3,557,112	$-	$3,557,112
- Services	939,406	-	939,406
- Projects	-	105,308	105,308
Total operating revenues	4,496,518	105,308	4,601,826
Cost of revenues	3,351,469	14,115	3,365,584
Gross profit	1,145,049	91,193	1,236,242
Depreciation	66,724	1,563	68,287
Net income	1,040,722	24,374	1,065,096
Expenditure for long-lived assets	$564,110	$13,211	$557,321

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Nine months ended September 30, 2008:	Valves manufacturing business	Energy-saving related business	Total

Operating revenues
- Products	$8,836,478	$-	$8,836,478
- Services	2,108,342	-	2,108,342
- Projects	-	818,490	818,490
Total operating revenues	10,944,820	818,490	11,763,310
Cost of revenues	7,909,078	609,811	8,518,889
Gross profit	3,035,742	208,679	3,244,421
Depreciation	222,093	16,609	238,702
Net income	2,489,997	186,210	2,676,207
Expenditure for long-lived assets	$686,690	51,353	738,043

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2007:

Three months ended September 30, 2007:	Valves manufacturing business	Energy-saving related business	Total

Operating revenues
- Products	$1,383,252	$-	$1,383,252
- Services	211,915	-	211,915
- Projects	-	435,849	435,849
Total operating revenues	1,595,167	435,849	2,031,016
Cost of revenues	974,584	330,878	1,305,462
Gross profit	620,583	104,971	725,554
Depreciation	39,943	10,913	50,856
Net income	418,731	159,186	577,917
Expenditure for long-lived assets	$72,599	$19,836	$92,435

Nine months ended September 30, 2007:	Valves manufacturing business	Energy-saving related business	Total

Operating revenues
- Products	$5,328,588	$-	$5,328,588
- Services	1,297,962	-	1,297,962
- Projects	-	435,849	435,849
Total operating revenues	6,626,550	435,849	7,062,399
Cost of revenues	4,277,035	330,878	4,607,913
Gross profit	2,349,515	104,971	2,454,486
Depreciation	144,522	45,639	190,161
Net income	689,205	645,661	1,334,866
Expenditure for long-lived assets	$156,323	$10,282	$166,605

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE - 12 CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

For the nine months ended September 30, 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

(a) Major customers

For the three and nine months ended September 30, 2008, customers who account for 10% or more of revenues are presented as follows:

		Three months ended September 30, 2008			September 30, 2008
Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$2,212,765	48%		$5,150,727
Customer D		624,632	14%		709,051

	Total:	$2,837,397	62%	Total:	$5,859,778

		Nine months ended September 30, 2008			September 30, 2008
Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$6,833,406	58%		$5,150,727
Customer D		1,499,557	13%		709,051

	Total:	$8,332,963	71%	Total:	$5,859,778

For the three and nine months ended September 30, 2007, customers who account for 10% or more of revenues are presented as follows:

		Three months ended September 30, 2007			September 30, 2007
Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$1,170,151	58%		$766,359
Customer B		385,082	19%		-
Customer C		230,960	11%		-

	Total:	$1,786,193	88%	Total:	$766,359

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

		Nine months ended September 30, 2007			September 30, 2007
Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$3,039,508	43%		$766,359
Customer B		918,335	13%		-

	Total:	$3,957,843	56%	Total:	$766,359

(a) Major vendors

For the three and nine months ended September 30, 2008, vendors who account for 10% or more of purchases are presented as follows:

		Three months ended September 30, 2008		September 30, 2008
Vendors		Purchases	Percentage of purchases	Accounts payable

Vendor A	S	$2,165,463	31%	$246,096

	Nine months ended September 30, 2008			September 30, 2008
Vendors	Purchases	Percentage of purchases		Accounts Payable

Vendor A	$3,567,924	32%	Total:	$246,096

For the three and nine months ended September 30, 2007, one vendor represented more than 10% of the Company’s purchases and accounts payable, respectively. This vendor accounts for 20% of purchases amounting to $218,499 and 46% of purchases amounting to $1,809,017 for the three and nine months ended respectively, with $0 of accounts payable as of September 30, 2007.

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE-13 COMMITMENT AND CONTINGENCIES

(a) Operating lease commitment

The Company leased an office premise under a non-cancelable operating lease agreement for a renewal period of one year, due February 9, 2009. The annual lease payment is $42,373 (RMB300,000).

(b) Capital commitment

As of September 30, 2008, the Company has contracted for purchase of equipment amounting to $262,578 (RMB1,800,000), of which $112,325 (RMB770,000) was paid to suppliers.

(c) Litigation

On May 21, 2007, a civil complaint Robert Dawley vs NF Energy Saving Corp. of America, etal. was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-18DAB. The complaint faults the defendants in breach of contract, which was signed by Sam Winer, former Chief Executive Officer, before the commencement of reverse merger with the current subsidiary. The case was dismissed on August 13, 2007 without prejudice. On October 5, 2007 the plaintiff filed amended complaint Case No. 6:07-cv-872-Orl-19DAB and the case was authorized by court on November 16, 2007. The plaintiff charged the Company with breach of contract since March 8, 2006 and sought a relief of 11,900,000 shares of common stock plus $60,000-$120,000 annual “consultant income”.

On March 5, 2008 the Company has filed a counterclaim against Dawley for $2,000,000. It included charges of security fraud and conspiracy between Winer and Dawley. The trial was held in the United States District Court, Middle District of Florida in Orlando on October 16. At this point, the Company is waiting for the court rulings from the District Court judge. The Company does not believe that the lawsuit would have a material impact on the Company.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the nine months ended September 30, 2008.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2008, the Company has determined that no allowance for doubtful accounts is necessary.

Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN No. 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company also follows the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax position and there was no effect on the financial condition or results of operations for the period ended September- 30, 2008.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authority.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $4,601,826 and $11,763,310 for the three and nine months ended September 30, 2008, respectively, as compared to $2,031,016 and $7,062,399 for the corresponding periods in 2007. Total revenues increased by $2,570,810 and $4,700,911, a 127% and 67% increase, for the three and nine months ended September 30, 2008, as compared to total revenues for the three and nine months ended September 30, 2007.

	Three Months Ended		Three Months Ended
	September 30 2008		September 30 2007		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% change
REVENUE, NET
Products	$3,557,112	77.30%	$1,383,252	68.11%	$2,173,860	157%
Service	939,406	20.41%	211,915	10.43%	727,491	343%
Projects	105,308	2.29%	435,849	21.46%	-330,541	-76%
Total Operating Revenues	$4,601,826	100%	$2,031,016	100%	$2,570,810	127%

	Nine Months Ended		Nine Months Ended
	September 30 2008		September 30 2007		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% change
REVENUE, NET
Products	$8,836,478	75.12%	$5,328,588	75.45%	$3,507,890	66%
Service	2,108,342	17.92%	1,297,962	18.38%	810,380	62%
Projects	818,490	6.96%	435,849	6.17%	382,641	88%
Total Operating Revenues	$11,763,310	100%	$7,062,399	100%	$4,700,911	67%

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and provision of engineering services. Product revenues were $3,557,112 and $8,836,478, or 77.30% and 75.12% of total revenues for the three and nine months ended September 30, 2008, as compared to $1,383,252 and $5,328,588, or 68.11% and 75.45% of total revenues for both the corresponding periods in 2007. Product revenues increased by $2,173,860, a 157% increase, to $3,557,112 for the three months ended September 30, 2008 and increased by $3,507,890, a 66% increase, to $8,836,478 for the nine months ended September 30, 2008 as compared to the corresponding three and nine month periods in 2007.

Service Revenues

Service revenues are derived principally from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Service revenues were $939,406 and $2,108,342, or 20.41% and 17.92% of total revenues for the three and nine months ended September 30, 2008, as compared to $ 211,915 and $1,297,962, or 10.43% and 18.38% of total revenues for both the corresponding periods in 2007. Service revenues increased by $727,491, a 343% increase, to $939,406 for the three months ended September 30, 2008 and increased by $810,380 a 62% increase, to $2,108,342 for the nine months ended September 30, 2008 as compared to the corresponding three and nine month periods in 2007.

Project Revenues

Project revenues are derived principally from for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company applies the percentage-of-completion method to recognize project revenues. This is a newly created business line in 2007. Project revenues were $105,308 and $818,490, or 2.29% and 6.96% of total revenues for the three and nine months ended September 30, 2008, as compared to $435,849 and $435,849, or 21.46% and 6.17% of total revenues for both the corresponding periods in 2007. Project revenues decreased by $330,541, a 76% decrease, to $105,308 for the three months ended September 30, 2008 and increased by $382,641, a 88% increase, to $818,490 for the nine months ended September 30, 2008 as compared to the corresponding three and nine month periods in 2007. With the Company’s new emphasis on managing comprehensive energy saving and emission reduction projects for municipalities and large industrial enterprises, we expect the project revenues will continue to increase in 2008.

COSTS AND EXPENSES

Cost of Revenues

Cost of product revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $3,365,584 and $8,518,889 for the three and nine months ended September 30, 2008, respectively, as compared to $1,305,462 and $4,607,913 for the corresponding three and nine month periods in 2007. The total cost of revenues increased by $2,060,122 (158%) and $3,910,976 (85%) for the three and nine months ended September 30, 2008, as compared to total cost of revenues for the corresponding three and nine months periods in 2007. The increase in total cost of revenues was due partly to increased supporting costs for increasing sales and partly induced by the inflation in PRC.

	Three Months Ended		Three Months Ended
	September 30 2008		September 30 2007		Change
	Amount	% of Total Cost of Revenues	Amount	% of Total Cost of Revenues	Amount	% change
COST OF REVENUES
Cost of Products	$2,639,688	78.43%	$881,432	67.52%	$1,758,256	199%
Cost of Service	711,781	21.15%	93,152	7.14%	618,629	664%
Cost of Projects	14,115	0.42%	330,878	25.35%	-316,763	-96%
Total Cost of Revenues	$3,365,584	100.00%	$1,305,462	100.00%	$2,060,122	158%

	Nine Months Ended September 30 2008		Nine Months Ended September 30 2007		Change
	Amount	% of Total Cost of Revenues	Amount	% of Total Cost of Revenues	Amount	% change
COST OF REVENUES
Cost of Products	$6,391,906	75.03%	$3,889,149	84.40%	$2,502,757	64%
Cost of Service	1,517,172	17.81%	387,886	8.42%	1,129,286	291%
Cost of Projects	609,811	7.16%	330,878	7.18%	278,933	84%
Total Cost of Revenues	$8,518,889	100.00%	$4,607,913	100.00%	$3,910,976	85%

The overall gross profit for the Company was $1,236,242 and $3,244,421, or 26.86% and 27.58% for the three and nine months ended September 30, 2008 respectively. Profit margin increased by $510,688 to $1,236,242, but the gross margin ratio decreased 8.86% to 26.86%, for the three months ended September 30, 2008 and increased by $789,935 to $3,244,421, but the gross margin ratio decreased 7.17% to 27.58%, for the nine months ended September 30, 2008 as compared to the corresponding three and nine month periods in 2007.

	Three Months Ended September 30 2008
	Products	%	Service	%	Projects	%	Total	%
Revenues	$3,557,112	100.00%	$939,406	100.00%	$105,308	100.00%	$4,601,826	100.00%
Cost of Revenues	$2,639,688	74.21%	711,781	75.77%	14,115	13.40%	3,365,584	73.14%
Gross Margin	$917,424	25.79%	$227,625	24.23%	$91,193	86.60%	$1,236,242	26.86%

	Three Months Ended September 30 2007
	Products	%	Service	%	Projects	%	Total	%
Revenues	$1,383,252	100.00%	$211,915	100.00%	$435,849	100.00%	$2,031,016	100.00%
Cost of Revenues	881,432	63.72%	93,152	43.96%	330,878	75.92%	1,305,462	64.28%
Gross Margin	$501,820	36.28%	$118,763	56.04%	$104,971	24.08%	$725,554	35.72%

	Nine Months Ended September 30 2008
	Products	%	Service	%	Projects	%	Total	%
Revenues	$8,836,478	100.00%	$2,108,342	100.00%	$818,490	100.00%	$11,763,310	100.00%
Cost of Revenues	6,391,906	72.34%	1,517,172	71.96%	609,811	74.50%	8,518,889	72.42%
Gross Margin	$2,444,572	27.66%	$591,170	28.04%	$208,679	25.50%	$3,244,421	27.58%

	Nine Months Ended September 30 2007
	Products	%	Service	%	Projects	%	Total	%
Revenues	$5,328,588	100.00%	$1,297,962	100.00%	$435,849	100.00%	$7,062,399	100.00%
Cost of Revenues	3,889,149	72.99%	387,886	29.88%	330,878	75.92%	4,607,913	65.25%
Gross Margin	$1,439,439	27.01%	$910,076	70.12%	$104,971	24.08%	$2,454,486	34.75%

Cost of Products

Cost of product revenues was $2,639,688 and $6,391,906, or 74.21% and 72.34% of total products revenues, for the three and nine months ended September 30, 2008 respectively as compared to $881,432 and $3,889,149, or 63.72% and 72.99% of total product revenues, for the corresponding three and nine month periods in 2007. The cost of product revenues increased by $1,758,256 to $2,639,688, an increase of 10.49% from 63.72% to 74.21% of total revenues, for the three months ended September 30, 2008, as compared to the corresponding period in 2007. Cost of product revenues increased by $2,502,757 to $6,391,906, a decrease of 0.65% from 72.99% to 72.34% of total revenues, for the nine months ended September 30, 2008, as compared to the corresponding period in 2007.

The gross profit for products was $917,424 and $2,444,572, or 25.79% and 27.66% for the three and nine months ended September 30, 2008 respectively as compared to $501,820 and $1,439,439, or 36.28% and 27.01% for the corresponding three and nine month periods in 2007. Gross profit increased by $415,604 to $917,424, but the gross margin ratio decreased 10.49% from 36.28% to 25.79%, for the three months ended September 30, 2008, as compared to the corresponding period in 2007. Gross profit increased by $1,005,133 to $2,444,572, the gross margin ratio increased 0.65% from 27.01% to 27.66%, for the nine months ended September 30, 2008, as compared to the corresponding period in 2007. The increase in gross profit for products is due to increase in sales and better control of costs of products revenues.

Cost of Service

Cost of service revenues was $711,781 and $1,517,172, or 75.77% and 71.96% of total service revenues, for the three and nine months ended September 30, 2008 respectively as compared to $93,152 and $387,886, or 43.96% and 29.88% of total service revenues, for the corresponding three and nine month periods in 2007. Cost of service revenues increased by $618,629 to $711,781, an increase of 31.81% from 43.96% to 75.77% of total service revenues, for the three months ended September 30, 2008, as compared to the corresponding period in 2007. Cost of service revenues increased by $1,129,286 to $1,517,172, an increase of 42.08% from 29.88% to 71.96% of total service revenues, for the nine months ended September 30, 2008, as compared to the corresponding period in 2007.

The gross profit for service was $227,625 and $591,170, or 24.23% and 28.04% for the three and nine months ended September 30, 2008 respectively as compared to $118,763 and $910,076 or 56.04% and 70.12% for the corresponding three and nine month periods in 2007. Gross profit increased by $108,862 to $227,625, but the gross margin ratio decreased 31.81% from 56.04% to 24.23% for the three months ended September 30, 2008, as compared to the corresponding period in 2007. Gross profit decreased by $318,906 to $591,170, a decrease of 42.08% from 70.12% to 28.04%, for the nine months ended September 30, 2008, as compared to the corresponding period in 2007. The decrease in gross profit for service is due to that the company just started providing energy-saving technical services in 2007 and lower cost of service revenues were reported in 2007.

Cost of Projects

In 2007 the Company began contracting energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. Cost of projects revenues was $14,115 and $609,811, or 13.40% and 74.50% of total project revenues, for the three and nine months ended September 30, 2008 respectively as compared to $330,878, or 75.92% of total service revenues, for both the corresponding three and nine month periods in 2007. Cost of project revenues decreased by $316,763 to $14,115, a decrease of 62.52% from 75.92% to 13.40% of total project revenues, for the three months ended September 30, 2008, as compared to the corresponding period in 2007. Cost of project revenues increased by $278,933 to $609,811, a decrease of 1.42% from 75.92% to 74.50% of total project revenues, for the nine months ended September 30, 2008, as compared to the corresponding period in 2007.

The gross profit for projects was $91,193 and $208,679, or 86.60% and 25.50% for the three and nine months ended September 30, 2008 respectively as compared to $104,971 or 24.08% for both the corresponding three and nine month periods in 2007. Gross profit decreased by $13,778 to $91,193, but the gross margin ratio increased 62.52% from 24.08% to 86.60% for the three months ended September 30, 2008, as compared to the corresponding period in 2007. Gross profit increased by $103,708 to $208,679, an increase of 1.42% from 24.08% to 25.50%, for the nine months ended September 30, 2008, as compared to the corresponding period in 2007.

Operating Expenses

Total operating expenses was $179,957 and $585,652, or 3.91% and 4.98% of total revenues, for the three and nine months ended September 30, 2008 respectively as compared to $149,060 and $1,132,904, or 3.24% and 16.04% of total revenues, for the corresponding three and nine month periods in 2007. Total operating expenses increased by $30,897 to $179,957 for the three months ended September 30, 2008, and decreased by $547,252 to $585,652 for the nine months ended September 30, 2008, as compared to the corresponding three and nine month periods in 2007. The decrease for the nine months ended September 30, 2008 from the corresponding period in 2007 primarily consists of a $510,000 decrease in stock compensation expense that was incurred in 2007 for issuing 1,000,000 shares of restricted common stock for business advisory services to Greentree Financial Group, Inc.

Sales and marketing expenses

On September 5, 2007 the Company established a new subsidiary, Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. to engage in the sales and marketing of valves products in the PRC. Sales and marketing expenses was $16,318 and $78,598, or 0.35% and 0.67% of total revenues, for the three and nine months ended September 30, 2008 respectively as compared to $9,568 and $24,277, or 0.47% and 0.34% of total revenues, for the corresponding three and nine month periods in 2007.

Sales and marketing expenses increased by $6,750 to $16,318 for the three months ended September 30, 2008, and increased by $54,321 to $78,598 for the nine months ended September 30, 2008, as compared to the corresponding three and nine month periods in 2007. The increase for the three months ended September 30, 2008 from the corresponding period in 2007 and the increase for the nine months ended September 30, 2008 from the corresponding period in 2007 are both due to increased sales and marketing activities during these periods. Another reason for the increase in sales and marketing expenses was that in 2007 the sales and marketing expenses were included in general and administrative expenses.

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

Research and development expenses was $10,377 and $95,963, or 0.23% and 0.82% of total revenues, for the three and nine months ended September 30, 2008 respectively as compared to $14,014 and $343,920, 0.69% and 4.87% of total revenues, for the corresponding three and nine month periods in 2007. Research and development expenses decreased by $3,637 to $10,377 for the three months ended September 30, 2008, and decreased by $247,957 to $95,963 for the nine months ended September 30, 2008, as compared to the corresponding three and nine month periods in 2007. The decrease for the three months ended September 30, 2008 from the corresponding period in 2007 and the decrease for the nine months ended September 30, 2008 from the corresponding period in 2007 are primarily due to intensive research and development activities during 2007 to study the possibility of using the company’s existing manufacturing facilities and valve production expertise to produce equipment for wind power plants.

General and administrative expenses

General and administrative expenses was $153,262 and $411,091, or 3.33% and 3.49% of total revenues, for the three and nine months ended September 30, 2008 respectively as compared to $125,478 and $254,707, or 6.18% and 3.61% of total revenues, for the corresponding three and six month periods in 2007. General and administrative expenses increased by $27,784 to $153,262 for the three months ended September 30, 2008, and increased by $156,384 to $411,091 for the nine months ended September 30, 2008, as compared to the corresponding three and nine month periods in 2007. The increase for the three months ended September 30, 2008 from the corresponding period in 2007 and the increase for the nine months ended September 30, 2008 from the corresponding period in 2007 were both due to an increase in personnel expenses.

Income from Operations

As a result of the foregoing, for the three and nine months ended September 30, 2008, income from operations was $1,056,285 and $2,658,769, 22.95% and 22.60% of total revenues, as compared to $576,494 and $1,321,582, 28.38% and 18.71% of total revenues, for the three and nine months ended September 30, 2007. Our income from operations increased by $479,791 to $1,056,285, for the three months ended September 30, 2008, and increased by $1,337,187 to $2,658,769, for the nine months ended September 30, 2008, as compared to the corresponding three and nine month periods in 2007.

Income Tax Expenses

For the three and nine months ended September 30, 2008, income tax expense was $167 and $472, as compared to $0 and $0 for the three and nine months ended September 30, 2007. The Company is enjoying the tax holiday in PRC due to NFES's foreign company status. During 2007, the Tieling city local government tax bureau in the PRC approved Nengfa Energy as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 15% for the following three years.

As of September 30, 2008, the operation in the United States of America has incurred $664,569 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $232,599 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net Income

As a result of the foregoing, we had net income of $1,065,096 and $2,676,207, 23.15% and 22.75% of total revenues, for the three and nine months ended September 30, 2008, as compared to net income of $577,917 and $1,334,866, 28.45% and 18.90% of total revenues, for the three and nine months ended September 30, 2007. Our net income increased by $487,179 (84.3%) to $1,065,096 for the three months ended September 30, 2008, and increased by $1,341,341 (100.49%) to $2,676,207 for the nine months ended September 30, 2008, as compared to the corresponding three and nine month periods in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the nine months ended September 30, 2008, net cash used for operating activities was $759,721. This was primarily attributable to our net income of $2,676,207, adjusted by non-cash items of depreciation $238,702, and a decrease in working capital of $3,674,630. The decrease in working capital in the first nine months of 2008 were due primarily to the increase in accounts receivable by $3,804,182, inventories by $609,412, prepayments and other receivables by $306,187, and the decrease in other payables and accrued liabilities by $156,442, partially offset by an increase in accounts payable by $849,318, customer deposits by $343,490, income tax payable by $167 and value added tax payables by $8,618 in this period.

The large increase in accounts receivable of $3,804,182, more than double the accounts receivables balances at December 31, 2007, is mainly due to the sales growth during the period. The increase in inventories of $609,412 reflects a higher inventory level the company maintains for the current sales level. The reason for the large increase in the prepayments and other receivables of $306,187, a 57.40% increase over the prepayments and other receivables balance of $605,989 at December 31, 2007 is that the Company expects the cost of the raw-material will increase in the coming year. In order to hedge the increase in raw material costs, the company has signed more purchase contracts in advance with the suppliers and hence increasing the prepayments. The increase in accounts payable of $849,318 corresponds to sales growth during the period. The increase in customer deposits of $343,490 is also due to the increase in sales. An increase of $8,618 in value added tax payable is due to increased value added tax payable this period. The decrease of $156,422 in other payables and accrued liabilities are due to the decrease in welfare payable, payables to equipment vendors and other accrued expenses.

For the nine months ended September 30, 2007, net cash used for operating activities was $968,301. This was primarily attributable to a net income of $1,334,866, adjusted by non-cash items of depreciation $190,161, gain on disposal of plant and equipment of $7,640, a non-cash expense for shares issued for service rendered $510,000, and a decrease in working capital of $2,995,688. The decrease in working capital in the first nine months of 2007 were due primarily to the increase in accounts receivable by $1,004,058, prepayments and other receivables by 1,878,371 and a decrease in income tax payable by $392,183, and other payables and accrued liabilities by $23,392, partially offset by the decrease in inventories by $213,836, an increase in accounts payable by $16,063, customer deposits by $67,294, and value added tax payable by $5,123 in this period.

Investing activities

For the nine months ended September 30, 2008, net cash used in investing activities was $738,043, and was primarily attributable to the purchase of plant and equipment. For the nine months ended September 30, 2007, net cash used in investing activities was $87,101 attributable to the purchase of plant and equipment of $166,605, partially offset by the proceeds from disposal of plant and equipment $79,504.

Financing activities

For the nine months ended September 30, 2008, net cash provided by financing activities was $2,000,000 attributable to the issuance of common stock to two investors from a convertible note. For the nine months ended September 30, 2007, net cash provided by financing activities was $870,000 attributable to the issuance of common stock.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The trial for a civil complaint Robert Dawley vs NF Energy Saving Corp. of America, et al. which was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-19DAB was held in the United States District Court, Middle District of Florida, Orlando on October 16, 2008. The Company is waiting for the court rulings from the District Court judge. At this point, the Company does not believe that the lawsuit would have a material impact on the Company.

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits Beginning on page 37 of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NF Energy Saving Corporation of America (Registrant)

Date: November 10, 2008	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002