Form 10-K
period 2008-12-31
NF Energy Saving CORP of America
filed 2009-03-30
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50155

NF ENERGY SAVING CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21-Jia Bei Si Dong Road, Tie Xi Qu
Shenyang, P. R. China 110021
(Address of Principal Executive Offices)

(8624) 2560-9750
(Registrant’s Telephone Number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act                                                                                                                      ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act                                                                                                                      ☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                  ☒ Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                               ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                    Accelerated filer                   ☐
Non-accelerated filer     ☐ (Do not check if a small reporting company)Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):        Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was approximately $4,499,608 based on the price of $0.32 per share which the registrant’s common stock was last sold on June 30, 2008.

As of March 18, 2009 there were 39,872,704 shares of the registrant’s common stock outstanding.

NF ENERGY SAVING CORPORATION OF AMERICA
FORM 10-K

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. BUSINESS

The Company

As used herein the terms "we", "us", "our," the “Registrant,” “NFES” and the "Company" means, NF Energy Saving Corporation of America, a Delaware corporation, formerly known as Diagnostic Corporation of America, Global Broadcast Group, Inc., and Galli Process, Inc. These terms also refer to our subsidiary corporation, Liaoning Nengfa Weiye Energy Technology Corporation Ltd. (“Nengfa Energy”), formerly known as Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Neng Fa”) acquired in November 2006.

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

On January 31, 2008 to better reflect our energy technology business we changed the name of our 100% own subsidiary “Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd” to “Liaoning Nengfa Weiye Energy Technology Company Ltd.” (Nengfa Energy). Nengfa Energy’s area of business include research and development,  processing , manufacturing,  and marketing and distribution of energy saving flow control equipment; manufacturing, marketing and distribution of energy equipment, wind power equipment and fittings; energy saving technical reconstruction; and energy saving technology consulting services.

The structure of our corporate organization is as follows:

Business Description

Nengfa Energy specializes in energy technology business.  We provide energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries. We are also engaged in the manufacturing and sales of the energy-saving flow control equipment. At present, our valve business holds a leading position in China. Our company has the Det Norske Veritas Management System Certificate that certifies our products conform to the Management System Standard ISO9001:2000. We have been a member of Chicago Climate Exchange since 2006. In 2007 Nengfa Energy received contracts for three sections of the prominent project “Redirect the water from the Rivers in the South to the North Middle Section Jingshi Section Water Supply Engineering Project”. This project was completed and passed inspection in 2008.  In 2008 our Company also received flow control equipment contracts seven cities in Liaoning Province for their large water supply system.

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

Products and Services

Our current products and services include energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, water power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries and the manufacturing and sales of energy-saving flow control equipment.

1. Energy Saving Reconstruction Projects

1.1 Energy-saving reconstruction of industrial boilers and cogeneration

China’s industrial boilers are mainly coal-fired boilers. They represent 95% of the total boilers. The boilers are mainly layer combustion. Clockwise rotation chain boilers account for 60% of the total boilers. These boilers have the following problems: small capacities, inferior qualities, auxiliary equipment not matched properly, coal category used not matching the design, and being older equipment. These problems caused low thermal efficiency, only about 60-70%, 20% lower than the international standards. Neng Fa reconstructs the old boiler through a variety of technologies as follows:

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

2. Production and sales of energy saving flow control equipment

The second line of business that accounts for a large proportion of the Company’s revenue is the production and sales of energy-saving valves, intelligent valves, and flow control equipment.

The pipeline transport is one of the five basic modes of transportation together with rail transport, road transport, air transport and water transport. The water, the gas, the oil, the heat and the wind highly rely on this transportation, therefore the pipeline or the pipe network is called the energy highway. The key to the efficiency and energy conservation in the pipeline transportation process is the valve and the flow control equipment. Some experts consider the valve to be the blood vessel monitor of the city and the industry. With unique technology in this field, Nengfa Energy has already obtained seven patents, especially the bidirectional seal zero revelation instalment with its special characteristics. This type of installation will reduce energy consumption by 20% for customers and has received favourable evaluations all over the world. It is widely used in the fields of electric power, water power, petroleum, natural gas and etc. This technology was  awarded “Number One Energy Saving Value of China” by the Chinese Energy Conservation Association. This product is exported to the United States, Japan, South Korea, Vietnam, India, Iraq, and Afghanistan.

In 2009 the Company will continue to develop comprehensive energy conservation and emission reduction services, and the research and development and manufacturing of wind power equipment.

3. Comprehensive energy conservation and emission reduction services for municipalities

China State Council in its 11th Five-Year Plan for 2005 to 2010 has set energy conservation and emission reduction targets to be achieved by local governments and industries. According to China’s 11th Five Year Plan, there will be a large investment in energy saving in the amount of no less than 1 trillion RMB during the 11th five year planning period. The Chinese government recently issued the Provisional Measures for Administration of the Financial Reward Capital for the Innovation of Energy-Saving Technology. The Chinese government will reward enterprises according to the total savings from their energy-saving technology projects. The Central government has set aside 7 billion RMB to support top 10 key energy saving projects.  An important outcome of these regulations is that energy conservation and emission reduction will be important criteria in evaluating the performance of the leaders of local governments and large state own enterprises. Government and enterprise leaders are now motivated to undertake energy conservation and emission reduction projects to achieve their required targets.

Our municipal comprehensive energy conservation and emission reduction projects focus on comprehensive energy conservation and emission reduction planning and project implementation for an entire city. These plans will be carried out by city energy auditing, energy conservation planning and using energy management contract (EMC) model to achieve efficient energy supply for the entire city. The goals of these plans are to reduce per unit energy consumption and green house gas emission. This will be a win-win for China, its municipalities and businesses.

Nengfa Energy has successful experience in energy project management in China.  In 2009, the Company will engage in developing comprehensive energy conservation and emission reduction projects for municipalities.

4. Equipment Manufacturing for Wind Power Plants

Due to the shortage of energy resources worldwide and China being one of the largest energy consuming countries, the Chinese government in its 11th Five Year Plan of 2006 emphasized the development of wind power among energy resource development. In 2006, China has suddenly become the world’s fifth largest wind power generation market. China’s tremendous demand for wind power generation has led to a global shortage of wind power equipment components. The backlog of orders will not be filled until 2012. At present the demand greatly exceeds the supply in the wind power equipment components market. Chinese wind power equipment manufacturers are trying to occupy this market now. Those manufacturers that are well capitalized and have sufficient capacity and cutting-edge technology, and are able to provide superior service should enjoy a tremendous growth in China.

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

Starting in 2008, the Company began to emphasize the following three business lines: the production and sales of energy-saving valves, intelligent valves, and flow control equipments; comprehensive energy conservation and emission reduction service for municipalities; and equipment manufacturing for wind power plants

Customers and Markets

Our customers are mainly concentrated in the electricity generation (large-scale thermal power generation, hydroelectric power, wind power, and nuclear power), oil supply (petroleum), gas supply (natural gas), water supply, and heat supply industries. The revenues from our customers in the electricity generation and oil, gas, water and heat supplies industries accounted for over 70% of our total sales revenues. Our major customers are well-established corporations and their business relates to citizen’s day to day living. These customers form a well developed market with the potential for very steady growth for us.

Marketing and Sales

(1)
Participate in government organizations’ energy conservation and emission reduction meetings. Through government or industry association to participate in government organized energy saving conferences to meet potential energy equipment suppliers and to establish relations with Chinese large and medium size high energy consumption enterprises in order to learn the energy saving needs of these enterprises. We will also participate directly in the consulting and reconstruction services of energy conservation projects organized by government bureaus.

(2)	Participate directly in the bidding of customer projects to obtain contracts.

(3)	Rely on the marketing and after-sale service system which is formed by over forty exclusive agents all over the country to obtain contracts.

Profit Models

Nengfa Energy’s profit models for energy-saving reconstruction projects include the following:

(1) Energy planning – diagnosis and consultation services: municipal energy planning, and energy auditing for industrial enterprises and buildings.

(2) Energy reconstruction projects: mainly for industrial enterprises and buildings.

(3) Sales of energy accessory equipment.

(4) CDM/CCX greenhouse gas emission rights trading (Nengfa Energy is a member of the Chicago weather trading association).

Raw Materials

The major raw materials for our production are pig iron, steel, copper, and plastic. We source our materials locally. Nengfa Energy is located in Liaoning Province which is China’s largest production base for iron and steel. We have a very stable long term supply of raw materials. Since we are located close to the supplies of raw materials, we have the price and transportation advantages. In addition, through our advanced technology and our management of raw materials, we are able to reduce the consumption of raw materials in production, thus creating a larger gross profit.

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

Competition

We have a leading position in the flow control equipment production and energy saving industry in China. We plan to use marketing and new high technology product development to increase our products’ competitiveness on the market. We have successful experience in managing large energy saving projects and we strive to be a leader in comprehensive energy saving projects for municipalities and government organized large public projects. Based on our technical expertise and our leading position in manufacturing we plan to build our capabilities to meet the tremendous needs in the wind power equipment and components market in China.

Research and Development

In 2007 and 2008, we engaged in research and development activities to study the feasibility of using our existing facilities and equipment for the production of wind power equipment. In 2007 and 2008, we also engaged in research and development activities for the development of new products or processes including significant improvements and refinements of existing products. The Company incurred $111,030 and $370,633 of research and development costs for the years ended December 31, 2008 and 2007, respectively.

Employees

As of December 31, 2008, there were 210 employees including 26 management personnel working in our subsidiaries located in China.

Other

Our internet website address is http://www.nfenergy.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy and registration statements, and all of our insider Section 16 reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the “Investors” section of our website.

ITEM 1A. RISK FACTORS

Investors should carefully consider the following risk factors, in addition to other information included in this annual report, in evaluating NF Energy Corporation of America and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Risk Related to Our Business

We may be unable to maintain internal funds or obtain financing in the future

Adequate financing is one of the major factors, which can affect our ability to execute our business plan in this regard. We finance our business mainly through internal funds or raising equity funds. There is no guarantee that we will always have internal funds available for future developments or we will not experience difficulties in obtaining investor financing and loans granted by financial institutions in the future, especially in light of the current global economic crises. In addition, there may be a delay in equity fundraising activities. Our access to obtain debt or equity financing depends on the banks’ willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all.

We may need to raise additional capital that may not be available on terms favorable to us, if at all

We may need to raise additional capital in the future, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, especially in light of the lack of credit and investment funds in the global market due to the current global financial crises. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To fully realize our business objectives and potential, we may require additional financing. We cannot be sure that we will be able to secure the financing we will require, or that it will be available on favorable terms. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

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

•	implement and improve our operational, financial and other systems, procedures and controls on a timely basis; and
•	expand, train and manage our workforce, particularly our sales and marketing and support organizations.

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

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders

Our Chief Executive Officer, Mr. Gang Li, beneficially owns approximately 50.1% of the outstanding shares of our common stock and is our largest stockholder. Our Chief Executive Officer, together with our other executive officers and members of our Board of Directors, beneficially own approximately 64.7% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may differ from the interests of the other stockholders

Risks Related to Our Company’s Common Stock

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

The market price of our common stock has been and will likely continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to sell shares of our common stock when desired or at attractive prices

The market price of our common stock has been volatile and is likely to continue to be so. During 2006, the trading price of our common stock ranged from a low of $.51 per share to a high of $10.50 per share. During 2007, the trading price of our common stock ranged from a low of $.20 per share to a high of $.75 per share. During 2008, the trading price of our common stock ranged from a low of $.04 per share to a high of $.55 per share. On March 20, 2009, the closing price of our common stock was $.08 per share.

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

Because we have not paid and do not plan to pay dividends, investors will not realize any income from an investment in our common stock unless and until investors sell their shares at profit

We did not pay dividends on our common stock in 2008, and we do not anticipate paying any dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

The Corporate Income Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous income tax laws and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. All of these foreign invested enterprises will be subject to the withholding tax on January 1, 2008. Since we intend to reinvest our earnings to further expand our businesses in mainland China, we do not intend to declare dividends in the foreseeable future. Accordingly, as of December 31, 2008, we have not recorded any withholding tax on the retained earnings of our foreign invested subsidiary in China.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main operation is located at 118 Guang Yu St., Yinzhou District, Tieling City, Liaoning Province, People’s Republic of China, which is leased from a third party for a payment of approximately $39,665 per year. The lease is renewed every year automatically at the expiration date. The leased property covers a total area of 113,355 square feet, of which approximately 91,000 square feet used for factory, and 22,000 square feet used for office. This space is adequate for our present and planned future operations. No other businesses operate from this office.

ITEM 3. LEGAL PROCEEDINGS

On May 21, 2007, a civil complaint Robert Dawley vs NF Energy Saving Corp. of America, et al. was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-18DAB. The complaint accuses the defendants of breaching a contract for payment of money that was signed by Sam Winer, former Chief Executive Officer, before the commencement of the Company’s reverse merger with the current subsidiary. After being initially dismissed by the Court, the action was authorized to proceed on November 16, 2007. The trial was held in the United States District Court, Middle District of Florida, Orlando on October 16, 2008. The District Court issued a judgment on December 11, 2008 awarding the plaintiff the sum of $400,000.00 against the Company, plus prejudgment interest in the amount of $132,821.92, with continuing interest of $131.51 per day on the $400,000.00 obligation until it is paid. The Court further adjudged that the plaintiff shall surrender his stock upon payment of the $400,000.00. In the event the plaintiff fails to surrender his stock after payment, the Company may cancel the stock. Any payments or collection under the judgment shall be credited first to interest.

On January 6, 2009, the Company filed a notice of appeal 09-10140-B in the United States of Court of Appeals for the 11th Circuit from the District Court’s judgment. The Company has engaged an attorney to prosecute its appeal of the above judgment. The Company has also accrued an adequate amount for this contingent liability on its balance sheet and has taken a loss on litigation on the income statement this period. At this point, the Company does not believe that the judgment would have a material impact on the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock, $.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGNA.OB”. The new symbol after the company’s name change to NF Energy Saving Corporation of America is “NFES.OB”. The following table sets forth the high and low bid prices posted on the OTC Bulletin Board for our Common Stock for the years ended December 31, 2008 and 2007 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2008
First quarter	$0.60	$0.11
Second quarter	$0.35	$0.19
Third quarter	$0.35	$0.27
Fourth quarter	$0.34	$0.06
Fiscal year ended December 31, 2007
First quarter	$0.51	$0.51
Second quarter	$0.75	$0.51
Third quarter	$0.51	$0.20
Fourth quarter	$0.65	$0.25

Holders

As of March 20, 2009, we had 1,496 common shareholders of record.

Dividends

Since inception of NFES, we have not paid cash dividends on our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payments of cash dividends in the future will be dependent upon, among other things, the amount of funds available therefore, our earnings, financial condition, capital requirements, and other factors which the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our outstanding shares during the period covered by this report.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW Sixth Street, Suite 216, Plantation, Florida  33324.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report on Form 10-K. The discussion in this section of this Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in “Risk Factors” and those discussed elsewhere in this Report on Form 10-K.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue, receivable, inventory, and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are recorded in the period in which they become known.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)	Sale of products

The Company derives revenues from the sale of self-manufactured products and provision of engineering services. The Company recognizes its revenues, net of related business taxes and value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales.

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2008 and 2007.

(b)	Service revenue

Service revenue is primarily derived from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized when service is rendered and accepted by the customers.

(c)	Project revenue

The Company applies the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company records a provision in those instances in which the Company believes a contract will probably generate a net loss and the Company can reasonably estimate this loss. If the Company cannot reasonably estimate the loss, the Company limits the amount of revenue that the Company recognizes to the costs the Company has incurred, until the Company can estimate the total loss. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. As of December 31, 2008, all projects were completed and their project revenues were fully recognized.

(d)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2008 and 2007, the Company has determined that no allowance for doubtful accounts is necessary.

Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2008 and 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Plant and Equipment

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

Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Starting from January 1, 2007, the Company also adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the years ended December 31, 2008 and 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2008 and 2007, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

RESULTS OF OPERATIONS
Year Ended December 31, 2008 compared to Year Ended December 31, 2007

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES
Total revenues were $15,834,944 and $10,336,449 for the years ended December 31, 2008 and 2007, respectively. Total revenues increased $5,498,495, a 53% increase, for the year ended December 31, 2008 compared to total revenues for the year ended December 31, 2007.

In 2008, the Chinese government announced more flexible monetary policies and financial policies. The Chinese government will invest close to 4 trillion RMB to stimulate domestic demand and has announced ten policies to promote growth. The Chinese government plans to strongly expand policies for domestic projects on civil engineering, basic infrastructure, constructions for environmental protection and reconstruction to promote economic stability and growth. The Chinese government’s policies to stimulate the Chinese economy by its spending on basic infrastructure and constructions for environmental protection should greatly benefit Nengfa Energy’s energy saving business which fits government stimulus policies on building energy saving infrastructure for municipalities and industrial companies. We expect significant growth for all areas of our business in 2009 and 2010.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and provision of engineering services. Product revenues were $11,632,269  and $6,224,114, or 73.46% and 60.22% of total revenues for the years ended December 31, 2008 and 2007, respectively. Product revenues for the year ended December 31, 2008 increased $5,408,155 an 87% increase, compared to the product revenues for the year ended December 31, 2007. The increase in product revenues is due to the launch of new energy-saving electronic products to the market and increase in valve and flow control equipment orders that year.

Service Revenues

Service revenues are derived principally from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Service revenues were $3,330,113 and $2,037,053 or 21.03% and 19.71% of total revenues for the years ended December 31, 2008 and 2007, respectively. Service revenues for the year ended December 31, 2008 increased $1,293,060, a 63% increase, compared to the service revenues for the year ended December 31, 2007. This reflects the Company’s efforts in expanding the energy saving service project businesses.

Project Revenues

Project revenues are derived principally from for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company applies the percentage-of-completion method to recognize project revenues. This was a newly created business line in 2007. Project revenues were $872,562 and $2,075,282 or 5.51% and 20.08% of total revenues for the years ended December 31, 2008 and 2007, respectively. Project revenues for the year ended December 31, 2008 decreased $1,202,720, a 58% decrease, compared to the service revenues for the year ended December 31, 2007. There is a lower demand in 2008 for the service of energy saving projects which has a higher gross profit. Since the Company greatly expanded product revenues, this has changed the product mix for this fiscal year. Our company is developing the comprehensive energy saving projects for industrial companies and municipalities and we believe that the revenues from energy saving projects will grow in 2009.

COSTS AND EXPENSES

Cost of Revenues

Cost of product revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $11,436,787 and $6,964,240, or 72.22% and 67.38% of total revenues for the years ended December 31, 2008 and 2007, respectively. The total cost of revenues increased by $4,472,547 (64%) for the year ended December 31, 2008 compared to the total cost of revenues for the year ended December 31, 2007. The increase in total cost of revenues was due partly to increased supporting costs for increasing sales and partly induced by the inflation in PRC.

The overall gross profit for the Company was $4,398,157 and $3,372,209 or 27.78% and 32.62% for the years ended December 31, 2008 and 2007 respectively. The profit margin decreased by 4.84% for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Cost of Products

Total cost of product revenues was $8,383,388 and $4,398,433, or 72.07% and 70.67% of products revenues, for the years ended December 31, 2008 and 2007, respectively. The cost of product revenues increased by $3,984,955 (91%) for the year ended December 31, 2008 compared to the cost of revenues for the year ended December 31, 2007. The increase in product costs of 91% is similar to the increase in product revenues of 87%, reflecting cost increase due to increased sales. The gross profit for products was $3,248,881 and $1,825,681, or 27.93% and 29.33% for the years ended December 31, 2008 and 2007, respectively. The increase in gross profit of $1,423,200 and a slight decrease in profit margin of 1.4% for products are due to increase in costs of raw materials.

Cost of Service

Total cost of service revenues was $2,421,109 and $1,530,116, or 72.7% and 75.11% of service revenues, for the years ended December 31, 2008 and 2007, respectively. The cost of service revenues increased by $890,993 (58%) for the year ended December 31, 2008 compared to the cost of revenues for the year ended December 31, 2007. The increase in cost of service revenues of 58% is less than the increase in product revenues of 63%. The gross margin for services was $909,004 and $506,937 or 27.3% and 24.89% for the years ended December 31, 2008 and 2007, respectively. The increase in gross margin of $402,067 (2.41%) in service is due to the significant increase in costs to support the large increase in service revenues and the initial start up costs incurred to increase service revenues.

Cost of Projects

In 2007 the Company began contracting energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers.  Total cost of projects revenues was $632,290  and $1,035,691, or 72.46% and 49.91% of project revenues, for the years ended December 31, 2008 and 2007, respectively. The cost of project revenues decreased by $ 403,401 (39%) for the year ended December 31, 2008 compared to the cost of projects for the year ended December 31, 2007. The gross margin for services was $240,272 and $1,039,591 or 27.54% and 50.09% for the years ended December 31, 2008 and 2007, respectively. The gross margin also decreased by 22.55% compared to 2007.

Operating Expenses

The total operating expenses were $921,888 and $1,318,739, or 5.82% and 12.76% of total operating revenues, for the year ended on December 31, 2008 and 2007, respectively. The total operating expenses decreased by $396,851 (6.94%) for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Sales and marketing expenses

On September 5, 2007 the Company established a new subsidiary, Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd., to conduct the sales and marketing of valves products in the PRC. The total sales and marketing expenses were $169,082 and $36,092, or 1.07% and 0.35% of total operating revenues, for the year ended on December 31, 2008 and 2007, respectively. The increase in sales and marketing expenses of $132,990 is due to higher transportation cost due to the inflation and also high sales in products.

Research and development expenses

The research and development expenses are to develop new product or new production technology including significant improvements to existing products. The research and development expenses include the materials and labor costs. Our company incurred research and development expenses to study the possibility of using the Company’s existing manufacturing facilities and valve production expertise to produce equipment and fittings for wind power plants. The R&D effort enabled the Company to create a new line of business to tap into a large demand for the equipment needed for new wind power plants that have been planned in PRC.  The research and development expenses were $111,030 and $370,633, or 0.70% and 3.59% of total operating revenues, for the year ended on December 31, 2008 and 2007, respectively. The research and development expenses decreased $259,603 in 2008 due to the completion of major research and development on the manufacturing of wind power equipment in 2007 and the launch of new energy-saving electronic products that year.

General and administrative expenses

General and administrative expenses decreased by $270,238 to $641,776, 4.05% of total revenues, for the year ended December 31, 2008, as compared to $912,014, 8.82% of total revenues, for the year ended December 31, 2007. This decrease was primarily due to a one time stock compensation cost of $510,000 incurred for issuing 1,000,000 shares of restricted common stock for business advisory services to Greentree Financial Group, Inc. in 2007.

Income from Operations

As a result of the foregoing, our income from operations increased by $1,422,799 to $3,476,269, 21.95% of total revenues, for the year ended December 31, 2008, as compared to $2,053,470, 19.87% of total revenues, for the year ended December 31, 2007.

Other income

For the year ended December 31, 2008, interest income was $29,291 as compared to $5,127 for the year ended December 31, 2007. The increase in interest income was due to the increase of cash deposit at bank. The other incomes generated from the sale of scraps were $109,917 and $10,109 for the year ended December 31, 2008 and 2007, respectively. The company received a subsidy income of $37,869 in 2008 from government incentive policy on employee insurance.

Income Tax Expenses

For the year ended December 31, 2008, the income tax expenses were $536, the income tax paid by the Sales Company. For the year ended December 31, 2007, income tax expense was $0. The Company is enjoying the tax holiday in PRC due to NFES's foreign company status. During 2007, the Tieling city local government tax bureau in the PRC approved Nengfa energy as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 15% for the following three years.

As of December 31, 2008, the operation in the United States of America incurred $342,216 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $324,403 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net Income

As a result of the foregoing, we had net income of $3,652,810, a 23% profit margin on revenues, for the year ended December 31, 2008, as compared to net income of $2,068,706, a 20% profit margin on revenues for the year ended December 31, 2007. The net income for the year ended December 31, 2008 increased by $1,584,104 (76.6%) and the profit margin increased by 3% compared to the net income for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the year ended December 31, 2008, net cash used in operating activities was $12,512. This was primarily attributable to our net income of $3,652,810, adjusted by non-cash items of depreciation of $306,994 and a provision for litigation of $200,000, and a $4,172,316 decrease in working capital. Negative cash flows from operations in 2008 were due primarily to the increase in accounts receivable by $4,759,539, prepayments and other receivables $119,164, value added tax payable $69,569 and other payables and accrued liabilities $275,379, partially offset by the decrease in inventories by $28,348 and the increase in accounts payable by $689,510, customer deposit $95,093 and income tax payable $56 in this period.

The large increase in accounts receivable of $4,759,539, an increase of 117.19% over the accounts receivables balance at December 31, 2007, is mainly due to the sales growth during the year. The reason for the increase in the prepayments and other receivables of $119,164, a 19,66% increase over the prepayments and other receivables balance of $605,989 at December 31, 2007, is that the Company expects the cost of the raw-material will increase in the coming year. In order to hedge the increase in raw material costs, we have signed more purchase contracts in advance with the suppliers and hence increasing the prepayments. The increase in accounts payable of $689,510 correspond to the increase in the cost of sales during the year. The decrease in value added tax payable of $69,569 is due to reduced value added tax. The decrease in other payables and accruals of $275,379 are due to an increase in provision for contingent liability, rent payable and other payable and a decrease in accrued welfare, accrued expenses, and payables to equipment vendors. The increase in customer deposits is from the deposit received from sales order of wind energy products.

For the year ended December 31, 2007, net cash provided by operating activities was $776,595. This was primarily attributable to our net income of $2,068,706, adjusted by non-cash items of depreciation of $270,188, gain on disposal of plant and equipment of $7,732, a non-cash expense for shares issued for service rendered $510,000, and a $2,064,567 decrease in working capital. Negative cash flows from operations in 2007 were due primarily to the increase in accounts receivable by $2,483,442, prepayments and other receivables of $278,349, and income tax payable of $396,600, partially offset by the decrease in inventories by $471,229 and the increase in accounts payable by $518,395, customer deposits of $3,727, value added tax payable of $41,554 and other payables and accrued liabilities of $59,219 in this period.

The large increase in accounts receivable of $2,483,442, an increase of 191% over the accounts receivables balance at December 31, 2006 is mainly due to the sales growth during the year. The reason for the increase in the prepayments and other receivables of $278,349, a 1% increase over the prepayments and other receivables balance of $276,864 at December 31, 2006 is that the Company expects the cost of the raw-material will increase in the coming year. In order to hedge the increase in raw material costs, we have signed more purchase contracts in advance with the suppliers and hence increasing the prepayments. The increase in accounts payable of $518,395 correspond to the increase in the cost of sales during the year. The decrease in income tax payable of $396,900 is the tax holiday we enjoy in PRC due to our foreign invested company status. The increase in other payables and accruals are due to the increase in accrued welfare, payables to equipment vendors and  accrued expenses.

Investing activities

For the year ended December 31, 2008 and 2007, net cash used in investing activities was 2,144,408 and $319,296, respectively. The $2,144,408 cash used in 2008 is primarily for the addition of land use rights for the development of a new manufacturing center and the purchase of plant and equipment. The cash used in 2007 is primarily for the purchase of plant and equipment of $399,757. This amount  was partially offset by $80,461 proceeds received from disposal of plant and equipment.

Approved by the Chinese government, Nengfa Energy has established a manufacturing base for new energy equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province. We will build a new energy equipment base that meets the international and domestic high standards, high technology base. This manufacturing base will be 33 acres. The construction will be completed in two phases and the first phase of the construction project will be completed in 2010. After completion, it will be the largest manufacturing base for new energy equipment production.

Financing activities

For the year ended December 31, 2008, net cash provided by financing activities was $2,000,000. In January 2008, the Company entered a loan agreement to borrow an aggregate of $2,000,000 from two independent investors namely, South World Ltd. and Oriental United Resources Ltd. (the “Investors”), which are established under the laws of the British Virgin Islands. The loans were unsecured, non-interest bearing and convertible into common stock in a term of 3 months from the drawdown date. The Company also had an option to repay the balance with interest charge at a rate of 36% per annum. The Company received the aggregate amount of $2,000,000 in January and March 2008.

On April 28, 2008, the Company entered into a Securities Purchase Agreement with the  Investors to consummate a private placement of 6,645,376 shares of restricted common stock for an aggregate purchase price of $2,000,000 at a 50-trading days weighted average market quoted price of $0.30 per share. Each of the Investors acquired one half of these shares of common stock, or 3,322,688 shares. As a result of this transaction, each of the investors owns 8.33% of the issued and outstanding common stock of the Company. The proceeds were used to fund the working capital. The Company also entered into various covenants with the Investors, including its (i) obtaining a listing on a United States stock exchange not later than December 31, 2009, (ii) developing a step by step energy saving and emission reduction business plan as a products and service provider in consultation with the Investors, (iii) limiting business arrangements with affiliates, and (iv) establishing good corporate governance and seeking good financial development.

For the year ended December 31, 2007, net cash provided by financing activities was $870,000 attributable to proceeds from the private placement. For the year ended December 31, 2006, net cash provided by financing activities was $1,996,529, and was primarily attributable to $1,872,159 proceeds from and additions to shareholder loans and capital contribution from stockholders.

We anticipate we will need additional working capital in 2009 and in the future to fund our company’s new business plans to help the company to establish a manufacturing base for new energy equipment, to develop comprehensive energy saving infrastructure projects for municipalities, and to maintain our lead position in flow control equipment manufacturing. We may decide to pursue additional investments or debt financing to obtain additional cash resources to fund our company’s new business and other future developments.

Inflation

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our results of operations. At present we are able to increase our prices due to the rising prices of raw materials.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

IMPACT OF RECENTLY ISSUED NEW ACCOUNTING STANDARDS

We do not expect adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NF Energy Saving Corporation of America

We have audited the accompanying consolidated balance sheets of NF Energy Saving Corporation of America and its subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NF Energy Saving Corporation of America and its subsidiaries as of December 31, 2008 and 2007, and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
(Formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)
Certified Public Accountants

Hong Kong, China
March 27, 2009

NF ENERGY SAVING CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,252,771	$2,240,901
Accounts receivable, trade	8,907,497	4,061,352
Inventories	1,516,777	1,448,386
Prepayments and other receivables	652,842	605,989

Total current assets	13,329,887	8,356,628

Plant and equipment, net	2,393,287	2,291,767
Construction in progress	2,328,839	223,028

TOTAL ASSETS	$18,052,013	$10,871,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,043,944	$1,259,081
Customer deposits	120,836	22,719
Value added tax payable	5,886	70,604
Other payables and accrued liabilities	333,838	355,390

Total current liabilities	2,504,504	1,707,794

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding: 39,872,704 and 33,227,328 shares as of December 31, 2008 and 2007	39,872	33,227
Additional paid-in capital	7,706,587	5,713,232
Statutory reserve	917,165	517,774
Accumulated other comprehensive income	1,288,573	557,503
Retained earnings	5,595,312	2,341,893

Total stockholders’ equity	15,547,509	9,163,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,052,013	$10,871,423

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2008	2007
OPERATING REVENUE, NET:
Products	$11,632,269	$6,224,114
Service	3,330,113	2,037,053
Projects	872,562	2,075,282

Total operating revenues	15,834,944	10,336,449

COST OF REVENUES:
Cost of products	8,383,388	4,398,433
Cost of service	2,421,109	1,530,116
Cost of projects	632,290	1,035,691

Total cost of revenues	11,436,787	6,964,240

GROSS PROFIT	4,398,157	3,372,209

OPERATING EXPENSES:
Sales and marketing	169,082	36,092
Research and development	111,030	370,633
General and administrative	641,776	912,014

Total operating expenses	921,888	1,318,739

INCOME FROM OPERATIONS	3,476,269	2,053,470

OTHER INCOME:
Interest income	29,291	5,127
Other income	109,917	10,109
Subsidy income	37,869	-

INCOME BEFORE INCOME TAXES	3,653,346	2,068,706

Income tax expenses	(536)	-

NET INCOME	$3,652,810	$2,068,706

Other comprehensive income:
- Foreign currency translation gain	731,070	487,143

COMPREHENSIVE INCOME	$4,383,880	$2,555,849

Net income per share – Basic and diluted	$0.10	$0.06

Weighted average number of shares outstanding during the year – Basic and diluted	37,269,173	32,081,217

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,652,810	$2,068,706
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	306,994	270,188
Provision for contingent liability	200,000	-
Gain on disposal of plant and equipment	-	(7,732)
Shares issued for service rendered, non-cash	-	510,000
Change in operating assets and liabilities:
Accounts receivable	(4,759,539)	(2,483,442)
Inventories	28,348	471,229
Prepayments and other receivables	119,164	(278,349)
Accounts payable	689,510	518,395
Customer deposits	95,093	3,727
Income tax payable	56	(396,900)
Value added tax payable	(69,569)	41,554
Other payables and accrued liabilities	(275,379)	59,219

Net cash (used in) provided by operating activities	(12,512)	776,595

Cash flows from investing activities:
Purchase of plant and equipment	(119,965)	(399,757)
Cash paid to construction in progress	(2,024,443)	-
Proceeds from disposal of plant and equipment	-	80,461

Net cash used in investing activities	(2,144,408)	(319,296)

Cash flows from financing activities:
Proceeds from private placement	2,000,000	870,000

Net cash provided by financing activities	2,000,000	870,000

Effect on exchange rate change on cash and cash equivalents	168,790	116,658

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,870	1,443,957

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,240,901	796,944

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,252,771	$2,240,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$488	$396,900
Cash paid for interest expenses	$-	$-

SUPPLEMENTAL DISLCOSURE OF NON-CASH INVESTING TRANSACTIONS
Settlement of accounts receivable in exchange for partial prepayment to an equipment vendor	$260,942	$-

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock			Accumulated other			Total
	No. of shares	Amount	Additional paid-in capital	comprehensive income	Statutory reserve	Retained earnings	stockholders’ equity

Balance as of January 1, 2007	30,527,328	$30,527	$4,335,932	$70,360	$115,139	$675,822	$5,227,780

Shares issued for service rendered	1,000,000	1,000	509,000	-	-	-	510,000
Shares issued for private placement	1,700,000	1,700	868,300	-	-	-	870,000
Foreign currency translation adjustment	-	-	-	487,143	-	-	487,143
Net income for the year	-	-	-	-	-	2,068,706	2,068,706
Appropriation to statutory reserve	-	-	-	-	402,635	(402,635)	-

Balance as of December 31, 2007	33,227,328	$33,227	$5,713,232	$557,503	$517,774	$2,341,893	$9,163,629

Common stock issued for private placement	6,645,376	6,645	1,993,355	-	-	-	2,000,000
Foreign currency translation adjustment	-	-	-	731,070	-	-	731,070
Net income for the year	-	-	-	-	-	3,652,810	3,652,810
Appropriation to statutory reserve	-	-	-	-	399,391	(399,391)	-

Balance as of December 31, 2008	39,872,704	$39,872	$7,706,587	$1,288,573	$917,165	$5,595,312	$15,547,509

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation of America (formerly Diagnostic Corporation of America) (the “Company” or “NFES”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On January 30, 2002, the Company changed its name to “Global Broadcast Group, Inc.” On November 3, 2004, the Company changed its name to “Diagnostic Corporation of America.” On March 15, 2007, the Company further changed its current name to “NF Energy Saving Corporation of America.”

The Company, through its subsidiaries, mainly engages in the production of industrial valve components and energy-saving flow control device, which are widely used in power stations, urban water supply and drainage infrastructure and petrochemical enterprises. The Company also provides energy saving technology and consulting services on energy optimization design, re-engineering of energy saving pipeline systems and energy management services for the varieties of industries in electric power, petrochemical, coal, metallurgy, construction and municipal infrastructure development in the PRC.

Recapitalization and reorganization

On November 30, 2006, NFES completed a stock exchange transaction with the equity owners of Liaoning Nengfa Weiye Energy Technology Co., Ltd (formerly Liaoning Neng Fa Weiye Pipe Network Construction and Operation Co. Ltd.) (“Nengfa Energy”), whereby 12,000,000 shares of the Company’s common stock were issued to the equity owners of Nengfa Energy in exchange for 100% of the equity ownership in Nengfa Energy. As a result of the stock exchange, Nengfa Energy became a wholly-owned subsidiary of the Company. The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby Nengfa Energy is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The Company is deemed to be a continuation of the business of Neng Fa.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby Nengfa Energy is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Nengfa Energy, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction. The Company is deemed to be a continuation of the business of Nengfa Energy.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital		Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Manufacture and provision of energy-saving components and service in the PRC	US$	2,770,895	100%

Liaoning Nengfa Weiye Tei Fa Sales Co., Ltd. (“Sales Company”)	The PRC, a limited liability company	Sales and marketing of valves products in the PRC	RMB	5,000,000	99%

NFES and its subsidiaries are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of NFES and its subsidiaries.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2008 and 2007, the Company has determined that no allowance for doubtful accounts is necessary.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2008 and 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2008 and 2007.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
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

(e)	Sale of products

The Company derives revenues from the sale of self-manufactured products and provision of engineering services. The Company recognizes records its revenues, net of related business taxes and value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales.

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2008 and 2007.

(f)	Service revenue

Service revenue is primarily derived from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized, net of taxes when service is rendered and accepted by the customers.

(g)	Project revenue

The Company applies the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company records a provision in those instances in which the Company believes a contract will probably generate a net loss and the Company can reasonably estimate this loss. If the Company cannot reasonably estimate the loss, the Company limits the amount of revenue that the Company recognizes to the costs the Company has incurred, until the Company can estimate the total loss. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. As of December 31, 2008, all projects were completed and their project revenues were fully recognized.

(h)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the rendering of services. Shipping and handling costs, associated with the distribution of finished products to customers, are borne by the customers.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Advertising costs

The Company expenses advertising costs as incurred in accordance with SOP 93-7 “Reporting for Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2008 and 2007.

●	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $111,030 and $370,633 of such costs for the years ended December 31, 2008 and 2007, respectively.

●	Government subsidy income

Subsidy income is received at a discretionary amount as determined by the local PRC government. Subsidy income is recognized at their fair value where there is a reasonable assurance that the subsidy will be received and the Company will comply with applicable conditions. Subsidy income is recognized in the accompanying consolidated statements of operations at the period when it was received from the local PRC government.

●	Stock-based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") using the fair value method. Under SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award or using the Black-Scholes pricing model and is recognized as expense over the appropriate service period.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income as and when the related employee service is provided.

●	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the years ended December 31, 2008 and 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2008 and 2007, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Under the terms of the contracts, the Company will provide a product warranty to its customers for a period of 12 months, free of charge and then at the discretion of the customers, enter into maintenance contracts. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the consolidated statement of operations for the years ended December 31, 2008 and 2007.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
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

The reporting currency of the Company is the United States dollars ("US$"). The Company's subsidiaries in the PRC maintain their books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:
	2008	2007
Year-end RMB:US$ exchange rate	6.8542	7.3141
Yearly average RMB:US$ exchange rate	6.9623	7.5633

●	Related parties

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company currently operates in two reportable business segments: Valves manufacturing business and Energy-saving related business.

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, prepayments and other receivables, accounts payable, customer deposits, value added tax payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS No. 159 should not have a material impact on the consolidated financial position or results of operations.

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No.142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). FSP No. 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. The Company does not expect the adoption of FSP No.142-3 to have a material impact on its consolidated results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s current financial position, results of operation or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s current financial position, results of operations or cash flows.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the years ended December 31, 2008 and 2007.

For the year ended December 31, 2008, $260,942 of accounts receivable were settled in exchange for partial prepayment to an equipment vendor.

4.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2008	2007

Raw materials	$720,460	$310,040
Work-in-process	569,450	734,711
Finished goods	226,867	403,635

	$1,516,777	$1,448,386

For the years ended December 31, 2008 and 2007, no allowance for obsolete inventories was recorded by the Company.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	As of December 31,
	2008	2007

Prepayment to vendors for raw materials	$473,064	$558,047
Prepayment to equipment vendors	126,930	-
Prepaid operating expenses	26,354	25,874
Value added tax receivable	-	12,537
Other receivables	26,494	9,531

	$652,842	$605,989

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	PLANT AND EQUIPMENT, NET

Plant and equipment, net, consisted of the following:

	As of December 31,
	2008	2007

Plant and machinery	$2,967,425	$2,566,042
Furniture, fixture and equipment	58,170	33,968
Foreign translation difference	181,814	162,461
	3,207,409	2,762,471
Less: accumulated depreciation	(778,988)	(448,981)
Less: foreign translation difference	(35,134)	(21,723)

Plant and equipment, net	$2,393,287	$2,291,767

Depreciation expense for the years ended December 31, 2008 and 2007 were $306,994 and $270,188, respectively, of  which $270,539 and $213,577 were included in cost of revenue.

7.	CONSTRUCTION IN PROGRESS

During 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipments in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. The construction project consists of two phases, whereas the first phase is related to the development of new manufacturing facilities on the production of valves components and energy-saving equipments and it is expected to be fully completed till 2010. Total estimated construction cost of the first phase is approximately $5 million.

As of December 31, 2008, the Company incurred and capitalized $2,328,839 as construction in progress.

8.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of following:

	December 31,
	2008	2007

Rent payable	$40,121	$37,599
Provision for contingent liability	200,000	-
Accrued welfare	-	108,125
Accrued expenses	42,719	74,576
Payable to equipment vendors	38,196	135,090
Other payable	12,802	-

	$333,838	$355,390

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.	INCOME TAXES

For the years ended December 31, 2008 and 2007, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended December 31,
	2008	2007
Tax jurisdiction from:
- Local	$(342,216)	$(574,989)
- Foreign	3,995,562	2,643,695

Income before income taxes	$3,653,346	$2,068,706

	Years ended December 31,
	2008	2007
Current:
- Local	$-	$-
- Foreign	536	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$536	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

NFES is incorporated in the State of Delaware and is subject to the tax laws of United States of America.

As of December 31, 2008, the operation in the United States of America incurred $342,216 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $324,403 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The PRC

The Company generated all of its net income from subsidiaries operating in the PRC for the years ended December 31, 2008 and 2007. These subsidiaries are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprised of a 30% national income tax and 3% local income tax.

One of the PRC subsidiaries, Nengfa Energy is approved as a foreign investment enterprise and entitled to, starting from the first profit-making year, a two-year exemption from corporate income tax and a reduced corporate income tax rate of 15% for the following three years. As of December 31, 2008, Nengfa Energy continues to enjoy the tax holiday through fiscal year 2011.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Hence, Nengfa Energy will continue to enjoy to the unexpired tax holiday of 50%-reduction on the unified income tax through 2011, subject to a transitional policy under the Corporate Income Tax Law. Sales Company is subject to the unified income rate of 25% on the taxable income.

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2008 and 2007 is as follows:
	Years ended December 31,
	2008	2007

Income before income taxes from PRC operation	$3,995,562	$2,643,695
Statutory income tax rate	25%	33%
Income tax expense at statutory rate	998,890	872,419

Effect from tax holiday	(998,354)	(859,327)
Non-deductible items	-	(13,092)

Income tax expense	$536	$-

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
Deferred tax assets:
- Net operating loss carryforwards	$324,403	$204,628
- Accrued liabilities	-	13,092
Total deferred tax assets	324,403	217,720
Less: valuation allowance	(324,403)	(217,720)

Deferred tax assets	$-	$-

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $324,403 and $217,720 as of December 31, 2008 and 2007, respectively. During 2008, the valuation allowance increased by $106,683, primarily relating to net operating loss carryforwards from the local tax regime.

10.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2008 and 2007:

	Years ended December 31,
	2008	2007
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$3,652,810	$2,068,706

Denominator:
- Weighted average ordinary shares outstanding	33,227,328	29,381,217
- Stock issued for private placement	4,041,845	1,700,000
- Stock issued for service rendered	-	1,000,000
Shares used in computing basic and diluted net income per share	37,269,173	32,081,217

Basic and diluted net income per share	$0.10	$0.06

11.	COMMON STOCK SUBSCRIPTIONS

In January 2008, the Company entered a loan agreement to borrow an aggregate of $2,000,000 from two independent investors namely, South World Ltd. and Oriental United Resources Ltd. (the “Investors”), which are established under the laws of the British Virgin Islands. The loans were unsecured, non-interest bearing and convertible into common stock in a term of 3 months from the drawdown date. The Company also had an option to repay the balance with interest charge at a rate of 36% per annum. The Company received the aggregate amount of $2,000,000 in January and March 2008.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

On April 28, 2008, the Company entered into a Securities Purchase Agreement with the Investors  to consummate a private placement of 6,645,376 shares of restricted common stock for an aggregate purchase price of $2,000,000 at a 50-trading days’ weighted average market quoted price of $0.30 per share. Each of the Investors acquired one half of these shares of common stock, or 3,322,688 shares. As a result of this transaction, each of the investors owns 8.33% of the issued and outstanding common stock of the Company. The proceeds were used to fund the working capital. The Company also entered into various covenants with the Investors, including its (i) obtaining a listing on a United States stock exchange not later than December 31, 2009, (ii) developing a step by step energy saving and emission reduction business plan as a products and service provider in consultation with the Investors, (iii) limiting business arrangements with affiliates, and (iv) establishing good corporate governance and seeking good financial development.

As of December 31, 2008 and 2007, the number of issued and outstanding shares of the Company’s common stock was 39,872,704 and 33,227,328, respectively.

12.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC, Nengfa Energy and Sales Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Nengfa Energy and Sales Company are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $176,121 and $129,923 for the years ended December 31, 2008 and 2007, respectively.

13.	STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries, Nengfa Energy and Sales Company, are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2008 and 2007, the Company’s subsidiaries contributed $399,391 and $402,635 to statutory reserve, respectively.

14.	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Valves manufacturing business and Energy-saving related business. Valves manufacturing business included the production of valves components and provision of valve improvement and engineering services. Energy-saving related business included the provision of energy-saving related re-engineering and technical services and long-term construction project. The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the years presented.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2008 and 2007. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the year ended December 31, 2008:

	Valves manufacturing business	Energy-saving related business	Total
Operating revenues
- Products	$11,013,921	$618,348	$11,632,269
- Services	3,330,113	-	3,330,113
- Projects	-	872,562	872,562
Total operating revenues	14,344,034	1,490,910	15,834,944
Cost of revenues	(10,204,540)	(1,232,247)	(11,436,787)

Gross profit	$4,139,494	$258,663	$4,398,157

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the year ended December 31, 2007:

	Valves manufacturing business	Energy-saving related business	Total
Operating revenues
- Products	$6,224,114	$-	$6,224,114
- Services	-	2,037,053	2,037,053
- Projects	-	2,075,282	2,075,282
Total operating revenues	6,224,114	4,112,335	10,336,449
Cost of revenues	(4,398,433)	(2,565,807)	(6,964,240)

Gross profit	$1,825,681	$1,546,528	$3,372,209

For the years ended December 31, 2008 and 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

15.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers and vendors

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended December 31, 2008, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$8,717,096	55%		$6,438,107
Customer C		2,345,891	15%		181,456

	Total:	$11,062,987	70%	Total:	$6,619,563

For the year ended December 31, 2008, only one vendor represented more than 10% of total purchases and accounts payable, respectively. This vendor accounts for 10% of total purchases amounting to $3,152,828 for the year ended and $310,310 of accounts receivable as of, December 31, 2008.

For the year ended December 31, 2007, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$4,536,777	43%		$1,351,567
Customer B		1,113,225	11%		619,673

	Total:	$5,650,002	54%	Total:	$1,971,240

For the year ended December 31, 2007, only one vendor represented more than 10% of total purchases and accounts payable, respectively. This vendor accounts for 10% of total purchases amounting to $2,258,473 for the year ended and $45,542 of accounts receivable as of, December 31, 2007.

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d)         Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

16.	LEGAL PROCEEDINGS

On May 21, 2007, a civil complaint Robert Dawley vs NF Energy Saving Corp. of America, et al. was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-18DAB. The complaint accuses the defendants of breaching a contract for payment of money that was signed by Sam Winer, former Chief Executive Officer, before the commencement of the Company’s reverse merger with the current subsidiary. After being initially dismissed by the Court, the action was authorized to proceed on November 16, 2007. The trial was held in the United States District Court, Middle District of Florida, Orlando on October 16, 2008. The District Court issued a judgment on December 11, 2008 awarding the plaintiff the sum of $400,000.00 against the Company, plus prejudgment interest in the amount of $132,821.92, with continuing interest of $131.51 per day on the $400,000 obligation until it is paid. The Court further adjudged that the plaintiff shall surrender his stock upon payment of the $400,000.00. In the event the plaintiff fails to surrender his stock after payment, the company may cancel the stock. Any payments or collection under the judgment shall be credited first to interest.

On January 6, 2009, the Company filed a notice of appeal 09-10140-B in the United States of Court of Appeals for the 11th Circuit from the District Court’s judgment. The Company has engaged an attorney to prosecute its appeal of the above judgment. The Company has also accrued $200,000 for this contingent liability to the statement of operation for the year ended December 31, 2008. At this point, the Company does not believe that the judgment would have a material impact on the Company.

17.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

The Company was committed under various non-cancelable operating leases with fixed monthly rentals, due through October 2009. Total rent expenses for the years ended December 31, 2008 and 2007 was $50,271 and $39,665, respectively.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Future minimum rental payments due under these non-cancelable operating leases are $9,118 in the next 12 months.

(b)	Capital commitment

During 2008, the local government has approved the Company to establish a new manufacturing facility for energy-saving products and equipments in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. The construction consists of two phases, whereas the first phase is related to the development of new manufacturing facilities on the production of valves components and energy-saving equipments and it is expected to be fully completed till 2010. Total estimated construction cost of the first phase is approximately $5 million.

As of December 31, 2008, the Company incurred approximately $2.3 million and recorded as construction in progress. Hence the aggregate contingent payments related to the third party contractors and the addition of new plant and equipment are approximately $2.7 million.

18.	COMPARATIVE FIGURES

Certain amounts presented in the prior period have been reclassified to conform to the current period financial statement presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with management authorization, and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

c)  Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal year ending December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors are elected at the annual meeting of shareholders and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with our executive officers.

NAME	AGE	POSITION	Term
Gang Li	56	Chairman and Chief Executive Officer and President	2009
Li Hua Wang	49	Director and Chief Financial Officer	2009
Hong Li	31	Director	2009

Gang Li — President and Chief Executive Officer

Mr. Gang Li became the Chairman and Chief Executive Officer and President of the Company on November 15, 2006.  Mr.  Li was born in 1953. He graduated from Tianjin University with a bachelor degree in science and a master degree in law.

Mr. Li was the director of Technology Innovation Department under the Liaoning Province Planning and Economy Commission as well as the Director of the Economic Operation Department under Liaoning Province Economic and Trade Commission. From April 1984 to July 1998, he participated in and helped to prepare the Eighth and the Ninth Five-Year Plan regarding the technological improvement in eight industries including energy, transportation, and other various metallurgical industries. Mr. Li has also helped to organize and implement several projects in connection with technological improvements spanning across over 500 key products, 100 major projects, 100 enterprises and 8 industries, including the famous “115 engineering project”. Due to Mr. Li’s leadership on the “115 engineering project” and as a result of the above-mentioned technological improvements, he was awarded the Enterprise Technology Advancement Award by China’s National Technology Improvement Commission.

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

Li Hua Wang —Chief Financial Officer

Ms. Lihua Wang was born in 1960. She graduated with a master degree in accounting from the  Graduate School of the Ministry of Finance in the Peoples Republic of China.

Since May 1996, Ms. Wang has been involved in the building of Liaoning EMC, which is one of three EMCs established by the World Bank. Ms. Wang is the chief financial officer of Liaoning EMC. In August 2003, the World Bank recommended her as the premier expert to the Chinese EMC Association. She is also the general manager of the 100% owned subsidiary Liaoning Nengfa Weiye Energy Technology Company Ltd. in China. Ms. Wang became the Director and Chief Financial Officer of the Company on November 15, 2006.

Hong Li — Director

Ms. Hong Li was born in 1978. She graduated with a bachelor of art degree in Chinese Law from Northeastern University in the People’s Republic of China.

Since September 2001, Ms. Li has been working as in-house counsel within the legal department of Liaoning Nengfa Weiye Group. She is currently responsible for regulatory compliance and corporate governance at Nengfa Energy. She has strong professional experience in the fields of human resources and management. Ms. Li become the Director of the Company on November 15, 2006.

Family Relationships

None.

Audit Committee

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The SEC recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the SEC's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has had minimal operations for the past two (2) years. Presently, there are only three (3) directors serving on the Company's Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of the Company's directors, by virtue of his  or her past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

The Company has adopted a code of ethic (the "Code of Ethics") that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

	Compliance with applicable governmental laws, rules and regulations;

	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

	Accountability for adherence to the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2008. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

We did not have any non-employee directors for the years ended December 31, 2008 and 2007. We did not provide any compensation to our directors serving as the officers or employee of our company.

Compensation of Executive Officers

We did not provide any compensation to our executive officers for the years ended December 31, 2008 and 2007.

Outstanding equity awards at fiscal year-end

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other equity awards. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Option exercises and stock vested

None.

Pension benefits

We have not entered into any pension benefit agreements with our executive officers or directors.

Nonqualified defined contribution and other nonqualified deferred compensation plans

None.

Potential payments upon termination or change-in-control

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of NF Energy Saving Corporation of America’s Common Stock as of March 20, 2009, with respect to: (i) each person known to NF Energy Saving Corporation of America to be the beneficial owner of more than five percent of NF Energy Saving Corporation of America’s Common Stock, (ii) each director and executive officer; and (iii) all directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 20, 2009, there were 39,872,704 shares of common stock outstanding. As of March 20, 2009, there were no preferred shares outstanding.

Security Ownership of Certain Beneficial Owners (1) (2)

Title of Class	Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership		Percent of class

Common Stock	Pelaria International Ltd.	19,991,429	(3)	50.14%
($.001 par value)	P.O. Box 957
	Offshore Incorporations Centre
	Road Town, Tortola, British
	Virgin Islands

Common Stock	Cloverbay International Ltd.	5,820,000	(3)	14.60%
($.001 par value)	P.O. Box 957
	Offshore Incorporations Centre
	Road Town, Tortola, British
	Virgin Islands

Common Stock	South World Ltd.	3,322,688		8.33%
($.001 par value)	903 Unicorn Trade Centre
	127-131 Des Voeux Road
	Central Hong Kong
	PR China

Common Stock	Oriental United Resources Ltd	3,322,688		8.33%
($.001 par value)	903 Unicorn Trade Centre
	127-131 Des Voeux Road
	Central Hong Kong
	PR China

The following table sets forth the number of shares owned beneficially on March 20, 2009, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

Security Ownership of Officers and Directors (2)

Title of Class	Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership		Percent of class

Common Stock	Gang, Li	20,649,143	(4)	51.79%
($.001 par value)	21-Jia Bei Si Dong Road,
	Tie Xi Qu, Shenyang City
	Liaoning Province, P. R. China
	110021

Common Stock	Li Hua, Wang	5,162,286	(5)	12.95%
($.001 par value)	21-Jia Bei Si Dong Road,
	Tie Xi Qu, Shenyang City
	Liaoning Province, P. R. China
	110021

Common Stock	Hong Li	0	0%
($.001 par value)	21-Jia Bei Si Dong Road,
	Tie Xi Qu, Shenyang City
	Liaoning Province, P. R. China 110021

Common Stock	All officers and directors as a group (three persons)	25,811,429	64.74%
($.001 par value)

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

(3)  Pelaria International Ltd. (“Pelaria”) and Cloverbay International Ltd. (“Cloverbay”) are the record owners of the stated number of shares. Pelaria and Cloverbay are wholly-owned subsidiaries of Liaoning Nengfa Weiye New Energy Application Co., Ltd. (“Weiye Energy”). Weiye Energy is 80% owned by Gang Li and 20% owned by Li Hua Wang. Mr. Li and Ms. Wang are two of the three directors of Weiye Energy, and therefore, effectively share the voting and dispositive authority over the shares.

(4)  Represents the 80% beneficial ownership of the shares of Weiye Energy, described in footnote 3 above.

(5)  Represents the 20% beneficial ownership of the shares of Weiye Energy, described in footnote 3 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

(a)
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

Cloverbay and Pelaria’s acquisitions of these shares were effected to restructure the capital ownership of the Company in response to recently imposed PRC regulations that restrict ownership of foreign equity by PRC citizens.  Mr. Li and Ms. Wang are both citizens of the PRC.  The consummation of these transactions resulted in Mr. Li’s 60.2% and Ms. Wang’s 17.5% ownership in the Company being transferred to non-PRC entities, Cloverbay and Pelaria, respectively.  Through Weiye Energy’s indirect ownership of the shares owned by Cloverbay and Pelaria, Mr. Li will continue to indirectly beneficially own 20,649,143 shares or 51.79% of the Company’s common stock (representing 80% of his ownership interest in Weiye Energy), and Ms. Wang will continue to indirectly beneficially own 5,162,286 shares or 12.95% of the Company’s common stock (representing her 20% interest in Weiye Energy).

Director Independence

The Company does not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Ltd.) (“ZYCPA”) for our audit of the annual financial statements for the years ended December 31, 2008 and 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2008		2007
	ZYCPA		ZYCPA

Audit Fees (1)	$67,752	(2)	$66,000	(3)
Audit-Related Fees (4)	—		—
Tax Fees (5)	—
All Other Fees (6)	—		—
Total Accounting Fees and Services	$67,752		$66,000

(1)
Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts $67,752 shown for ZYCPA in 2008 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2008, and (ii) the review of the financial statements included in the Company's filings on Form 10-Q for the first, second and third quarters of 2008.

(3)
The amounts $66,000 shown for ZYCPA in 2007 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2007, and (ii) the review of the financial statements included in the Company's filings on Form 10-Q for the first, second and third quarters of 2007.

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

Pre-Approval Policy and Procedures for Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by ZYCPA were pre-approved by the Board of Directors of the Company.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements.
For a list of the financial information included herein, see “Index to Financial Statements” on page 29.

(a)(2)      Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the financial Statements or Notes thereto.

(a) (3)     Exhibits. The list of Exhibits filed as a part of this Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

NF ENERGY SAVING CORPORATION OF AMERICA (Registrant)
Date: March 27, 2009	By:	/s/ GANG LI
Gang Li President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GANG LI	President, Chief Executive Officer and Chairman	March 27,
2009
Gang Li

/s/ LI HUA WANG	Chief Financial Officer and Director	March 27,
2009
Li Hua Wang

/s/ HONG LI	Director	March 27,
2009
Hong Li

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
2	Agreement and Plan of Merger of City View, Inc., a Florida corporation and Global Broadcast Group, Inc., formerly known as Galli Process, Inc., a Delaware corporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.3	Authorization to Transact Business in Florida	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.4	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
10.1
Form of Securities Purchase Agreement among NF Energy Saving Corporation of America, South World Ltd. (investor), Oriental United Resources Ltd. (investor), Mr. Gang Li (guarantor), Ms. Lihua Wang (guarantor), Pelaria International Ltd. (guarantor), and Cloverbay International Ltd. (guarantor)
Exhibits submitted with our Current Report on Form 8-K/A filed April 30, 2008. (File No. 000-50155)
14.1	Code of ethics of NF Energy Saving Corporation of America
21.1	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002