Form 10-Q
period 2009-03-31
NF Energy Saving CORP of America
filed 2009-05-15
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation of America
 (Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21-Jia Bei Si Dong Road, Tie Xi Qu
Shenyang, P. R. China 110021
(Address of Principal Executive Offices)

(8624) 2560-9750
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period hat the registrant was required to submit and post such files). ☐Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐Yes  ☒ No

As of May 11, 2009, the registrant had 39,872,704 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NF ENERGY SAVING CORPORATION OF AMERICA

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	5

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three Months ended March 31, 2009 and 2008	6

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008	7

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2009	8

Notes to Condensed Consolidated Financial Statements	10 to 21

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,441,394	$2,252,771
Accounts receivable, trade	10,149,516	8,907,497
Inventories	2,165,620	1,516,777
Prepayments and other receivables	918,952	652,842

Total current assets	14,675,482	13,329,887

Plant and equipment, net	2,322,312	2,393,287
Construction in progress	2,788,081	2,328,839

TOTAL ASSETS	$19,785,875	$18,052,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,287,060	$2,043,944
Customer deposits	124,038	120,836
Value added tax payable	52,868	5,886
Other payables and accrued liabilities	318,849	333,838

Total current liabilities	3,782,815	2,504,504

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,872,704 and 39,872,704 shares issued and outstanding as of March 31, 2009 and December 31, 2008	39,872	39,872
Additional paid-in capital	7,706,587	7,706,587
Statutory reserve	917,165	917,165
Accumulated other comprehensive income	1,302,211	1,288,573
Retained earnings	6,037,225	5,595,312

Total stockholders’ equity	16,003,060	15,547,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,785,875	$18,052,013

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2009	2008

REVENUES, NET
Products	$2,101,826	$2,243,053
Services	318,006	331,381
Projects	-	290,523
Total revenues, net	2,419,832	2,864,957

COST OF REVENUES:
Cost of products	1,565,874	1,660,147
Cost of services	174,496	209,520
Cost of projects	-	239,770
Total cost of revenues	1,740,370	2,109,437

GROSS PROFIT	679,462	755,520

OPERATING EXPENSES:
Sales and marketing	48,825	13,359
Research and development	-	38,332
General and administrative	145,193	128,423
Total operating expenses	194,018	180,114

INCOME FROM OPERATIONS	485,444	575,406

Other income:
Interest income	7,857	-
Other income	10,159	3,982
Total other income	18,016	3,982

INCOME BEFORE INCOME TAXES	503,460	579,388

Income tax expense	(61,547)	(301)

NET INCOME	$441,913	$579,087

Other comprehensive income:
- Foreign currency translation gain	13,638	412,644

COMPREHENSIVE INCOME	$455,551	$991,731

Net income per share – basic and diluted	$0.01	$0.02

Weighted average shares outstanding – basic and diluted	39,872,704	33,227,328

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$441,913	$579,087
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	74,428	83,262
Change in operating assets and liabilities:
Accounts receivable	(1,230,662)	(429,291)
Inventories	(646,847)	(166,210)
Prepayments and other receivables	(265,284)	(357,858)
Accounts payable	1,240,372	86,792
Customer deposits	3,050	57,848
Value added tax payables	46,968	(19,261)
Other payables and accrued liabilities	(15,104)	(108,364)
Net cash used in operating activities	(351,166)	(273,995)

Cash flows from investing activities:
Purchase of plant and equipment	(460)	(115,198)
Cash paid to construction in progress	(456,255)	-
Net cash used in investing activities	(456,715)	(115,198)

Cash flows from financing activities:
Proceeds from private placement	-	2,000,000
Net cash provided by financing activities	-	2,000,000

Effect on exchange rate change on cash and cash equivalents	(3,496)	102,540

NET CHANGE IN CASH AND CASH EQUIVALENTS	(811,377)	1,713,347

BEGINNING OF PERIOD	2,252,771	2,240,901

END OF PERIOD	$1,441,394	$3,954,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$57	$-
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

					Accumulated
	Common stock				other		Total
			Additional	Statutory	comprehensive	Retained	stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2009	39,872,704	$39,872	$7,706,587	$917,165	$1,288,573	$5,595,312	$15,547,509

Foreign currency translation adjustment	-	-	-	-	13,638	-	13,638

Net income for the period	-	-	-	-	-	441,913	441,913

Balance as of March 31, 2009	39,872,704	$39,872	$7,706,587	$917,165	$1,302,211	$6,037,225	$16,003,060

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

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

The Company, through its subsidiaries, mainly engages in the production of heavy industrial components and products such as valves and the provision of technical service and re-engineering projects in the energy saving related industry in the People’s Republic of China (the “PRC”).

Liaoning Nengfa Weiye Energy Technology Co. Ltd. (“Nengfa Energy”) (formerly Neng Fa Weiye Pipe Network Construction and Operation Co., Ltd.) is a wholly-owned subsidiary of the Company. Nengfa Energy is a heavy manufacturer and involves in the production of a variety of industrial valve components which are widely used in water supply and sewage systems, coal and gas fields, power generation stations, and petroleum and chemical industries. All the customers are located in the PRC.

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

NFES, Nengfa Energy and Sales Company are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Use of estimates

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2009, the Company has determined that no allowance for doubtful accounts is necessary.

●	Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Construction in progress

Construction in progress is stated at cost, which includes the cost of construction, acquisition of plant and equipment and other direct costs attributable to the construction. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

●	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2009.

●	Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)	Sale of products

The Company derives revenues from the sale of self-manufactured products relating to industrial valves components and wind-energy equipments. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales.

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended March 31, 2009 and 2008.

(b)	Service revenue

Service revenue is primarily derived from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(c)	Project revenue

The Company applies the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company records a provision in those instances in which the Company believes a contract will probably generate a net loss and the Company can reasonably estimate this loss. If the Company cannot reasonably estimate the loss, the Company limits the amount of revenue that the Company recognizes to the costs the Company has incurred, until the Company can estimate the total loss. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the three months ended March 31, 2009, the Company did not recognize any project revenue.

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

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the three months ended March 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Under the terms of the contracts, the Company will provide a product warranty to its customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into maintenance contracts. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three months ended March 31, 2009.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	Three months ended March 31,
	2009	2008
Period end RMB:US$ exchange rate	6.8456	7.0222
Average monthly RMB:US$ exchange rate	6.8466	7.1757

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to apply SFAS No. 141(R) to any acquisitions in 2009 or thereafter.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its consolidated results of operations or financial position.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 .” SFAS No. 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under SFAS No. 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption on January 1, 2009 did not have a material impact on its consolidated financial statement disclosures.

In December 2008, FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the Company’s consolidated financial statements.

NOTE－4	ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance for doubtful accounts is required for the three months ended March 31, 2009.

NOTE－5	INVENTORIES

Inventories consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Raw materials	$914,624	$720,460
Work-in-process	646,063	569,450
Finished goods	604,933	226,867
	$2,165,620	$1,516,777

For the three months ended March 31, 2009 and 2008, no allowance for obsolete inventories was recorded by the Company.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－6	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Prepayment to vendors for raw materials	$682,766	$473,064
Prepayment to equipment vendors	625,386	126,930
Prepaid operating expenses	53,312	26,354
Other receivables	3,123	26,494

	$1,364,587	$652,842

NOTE－7	PLANT AND EQUIPMENT, NET

Plant and equipment, net, consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Plant and machinery	$3,146,564	$2,967,425
Furniture, fixture and equipment	61,305	58,170
Foreign translation difference	4,025	181,814
	3,211,894	3,207,409
Less: accumulated depreciation	(888,549)	(778,988)
Less: foreign translation difference	(1,033)	(35,134)

	$2,322,312	$2,393,287

Depreciation expenses for the three months ended March 31, 2009 and 2008 were $74,428 and $83,262 respectively.

NOTE－8	CONSTRUCTION IN PROGRESS

Since 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipments in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. The construction project consists of two phases, where the first phase is related to the development of new manufacturing facilities on the production of valves components and energy-saving equipments and it is expected to be fully completed till 2010. Total estimated construction cost of the first phase is approximately $5 million. As of March 31, 2009, the Company capitalized $2,788,081 as construction in progress.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－9	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Rent payable	$7,304	$40,121
Provision for contingent liability	200,000	200,000
Income tax payable	61,556	-
Accrued expenses	22,170	42,719
Payable to equipment vendors	15,295	38,196
Other payable	12,524	12,802

	$318,849	$333,838

NOTE－10	INCOME TAXES

NFES is incorporated in the State of Delaware and is subject to the tax laws of United States of America.

As of March 31, 2009, the operation in the United States of America has incurred $336,862 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $117,902 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Effective from January 1, 2008, the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) is imposed. Under the New CIT Law, Nengfa Energy, as a foreign investment enterprise continues to enjoy the unexpired tax holiday of 50%-reduction on the unified income tax through 2011, subject to a transitional policy. Sales Company is a domestic company which is entitled to the unified statutory income tax rate of 25%.

The Company’s effective income tax rates for the three months ended March 31, 2009 and 2008 were 12% and 0%.

NOTE－11	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Manufacturing business and Energy-saving related business. Manufacturing business included the production of valves components and the provision of valve improvement and engineering services. Energy-saving related business included the provision of energy-saving related re-engineering and technical services and long-term construction projects. The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended March 31, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2009 and 2008:

Three months ended March 31, 2009:	Manufacturing business	Energy-saving related business	Total

Operating revenues, net:
- Products	$1,998,293	$103,533	$2,101,826
- Services	318,006	-	318,006
- Projects	-	-	-
Total operating revenues	2,316,299	103,533	2,419,832
Cost of revenues	1,661,637	78,733	1,740,370

Gross profit	$654,662	$24,800	$679,462

Three months ended March 31, 2008:	Manufacturing business	Energy-saving related business	Total

Operating revenues, net:
- Products	$2,243,053	$-	$2,243,053
- Services	-	331,381	331,381
- Projects	-	290,523	290,523
Total operating revenues	2,243,053	621,904	2,864,957
Cost of revenues	1,660,147	449,290	2,109,437

Gross profit	$582,906	$172,614	$755,520

NOTE－12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

For the three months ended March 31, 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

(a)         Major customers

For the period ended March 31, 2009, one customer represented more than 10% of the Company’s revenue. This customer accounts for 73% of revenue amounting to $1,755,122 and $8,275,329 of accounts receivable.

		Three months ended March 31, 2008			March 31, 2008
Customers		Revenues	Percentage of revenues		Accounts receivable, trade

Customer A		$2,177,344	76%		$2,694,260
Customer B		290,523	10%		322,313

	Total:	$2,467,867	86%	Total:	$3,016,573

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(a)         Major vendors

For the three months ended March 31, 2009 and 2008, vendors who account for 10% or more of purchases are presented as follows:

		Three months ended March 31, 2009			March 31, 2009
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$541,049	30%		$817,904
Vendor C		524,216	29%		524,292
Vendor D		252,169	14%		252,205

	Total:	$1,317,434	73%	Total:	$1,594,401

		Three months ended March 31, 2008			March 31, 2008
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$151,090	33%		$-
Vendor B		100,664	22%		-

	Total:	$251,754	55%	Total:	$-

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE－13	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased an office premise under a non-cancelable operating lease agreement for a renewal period of one year, due February 9, 2010. The annual lease payment is $43,824 (RMB300,000).

(b)	Capital commitments

Starting from 2008, the local government has approved the Company to establish a new manufacturing facility for energy-saving products and equipments in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. The construction consists of two phases, where the first phase is related to the development of new manufacturing facilities on the production of valves components and energy-saving equipments and it is expected to be fully completed till 2010. Total estimated construction cost of the first phase is approximately $5 million.

As of March 31, 2009, the Company incurred approximately $2.7 million and recorded as construction in progress. Hence the aggregate contingent payments related to the third party contractors and the addition of new plants and equipments are approximately $3 million.

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

On January 6, 2009, the Company filed a notice of appeal 09-10140-B in the United States of Court of Appeals for the 11th Circuit from the District Court’s judgment. The Company has engaged an attorney to prosecute its appeal of the above judgment. The parties currently are briefing the appeal. The Company has also accrued $200,000 for this contingent liability to the statement of operation in 2008. At this point, the Company does not believe that the judgment would have a material impact on the Company.

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

Nengfa Energy specializes in energy technology business.  We provide energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries. We are also engaged in the manufacturing and sales of the energy-saving flow control equipment. At present, our valve business holds a leading position in China. Our company has the Det Norske Veritas Management System Certificate that certifies our products conform to the Management System Standard ISO9001:2000. We have been a member of Chicago Climate Exchange since 2006. In 2007 Nengfa Energy received contracts for three sections of the prominent project “Redirect the water from the Rivers in the South to the North Middle Section Jingshi Section Water Supply Engineering Project”. This project was completed and passed inspection in 2008.  In 2008 our Company also received flow control equipment contracts from seven cities in Liaoning Province for their large water supply system.

Our main development directions in the future include the expansion of our capabilities for technology consulting and production of equipment and pipe networks for building energy efficient infrastructures for municipalities, to provide comprehensive technology solutions for regional energy conservation and emission reduction, and to conduct research and development and the manufacturing of equipment and fittings for wind power plants.

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

The Company derives revenues from the sale of self-manufactured products relating to industrial valves components and wind-energy equipment. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales.

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended March 31, 2009 and 2008.

(f)	Service revenue

Service revenue is primarily derived from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers.

(g)	Project revenue

The Company applies the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company records a provision in those instances in which the Company believes a contract will probably generate a net loss and the Company can reasonably estimate this loss. If the Company cannot reasonably estimate the loss, the Company limits the amount of revenue that the Company recognizes to the costs the Company has incurred, until the Company can estimate the total loss. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the three months ended March 31, 2009, the Company did not recognize any project revenue.

(h)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2009, the Company has determined that no allowance for doubtful accounts is necessary.

Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Expenditure for repairs and maintenance is expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

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

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the three months ended March 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 compared to the three months ended March 31, 2008

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $2,419,832 and $2,864,957 for the three months ended March 31, 2009 and 2008, respectively. Total revenues decreased $445,125, a 16% decrease for the three months ended March 31, 2009, compared to total revenues for the three months ended March 31, 2008.

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

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to industrial valves components and wind-energy equipment. Product revenues were $2,101,826 and $2,243,053, or 86.86% and 78.29% of total revenues for the three months ended March 31, 2009 and 2008, respectively. Product revenues for the three months ended March 31, 2009 decreased $141,227, a 6% decrease, compared to the product revenues for the three months ended March 31, 2008. The Company has several very large contracts which require a longer period of time to produce the valves and flow equipment needed for such projects. We expect that the revenues will be realized in future periods when these large contracts are completed.

Service Revenues

Service revenues are derived principally from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers. Service revenues were $318,006 and $331,381, or 13.14% and 11.57% of total revenues for the three months ended March 31, 2009 and 2008, respectively. Service revenues for the three months ended March 31, 2009 decreased $13,375, a 4% decrease, compared to the service revenues for the three months ended March 31, 2008.

Project Revenues

Project revenues are derived principally from for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company applies the percentage-of-completion method to recognize project revenues. There were no project revenues for the three months ended March 31, 2009 and the project revenues were $290,523, 10.14% of total revenues, for the three months ended March 31, 2008. The Company is conducting feasibility studies and negotiating several projects. Project revenues will be reported in the future periods.

COSTS AND EXPENSES

Cost of Revenues

Cost of product revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $ 1,740,370 and $2,109,437, or 71.92% and 73.63% of total revenues for the three months ended March 31, 2009 and 2008, respectively. The total cost of revenues decreased by $369,067 (17%) for the three months ended March 31, 2009 compared to the total cost of revenues for the three months ended March 31, 2008. The decrease in total cost of revenues was due to the decrease in operating revenues during this period.

The overall gross profit for the Company was $679,462 and $755,520, or 28.08% and 26.37% of total revenues for the three months ended March 31, 2009 and 2008, respectively. The profit margin decreased by $76,058 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. However, due to reduced cost of revenues, the overall gross profit margin has increased by 1.71% to 28.08% for the three months ended March 31, 2009, as compared to the gross profit margin of 26.37% for the three month ended March 31, 2008.

Cost of Products

Total cost of products was $1,565,874 and $1,660,147, or 89.97% and 78.7% of total cost of revenues, for the three months ended March 31, 2009 and 2008, respectively. The cost of products decreased by $94,273 (6%) for the three months ended March 31, 2009 compared to the cost of products for the three months ended March 31, 2008. The decrease in cost of products of 6% was due to the 6% decrease in product revenues.

The gross profit for products was $535,952 and $582,906, or 25.50% and 25.99% for the three months ended March 31, 2009 and 2008, respectively. The decrease in gross profit for products of $46,954 and gross profit margin of .49% were due to the decrease in product revenues.

Cost of Service

Total cost of services was $174,496 and $209,520, or 10.03% and 9.93% of total cost of revenues, for the three months ended March 31, 2009 and 2008, respectively. The cost of services decreased by $35,024 (17%) for the three months ended March 31, 2009 compared to the cost of services for the three months ended March 31, 2008. The decrease in cost of services of 17% is greater than the decrease in service revenues of 4%.

The gross margin for services was $143,510 and $121,861, or 45.13% and 36.77% for the three months ended March 31, 2009 and 2008, respectively. The increase in gross margin for services of $21,649 or 8.36% is due to the reduction in cost of services (17%) being greater than the decrease in service revenues (4%).

Cost of Projects

In 2007 the Company began contracting energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. Total cost of projects was $$0 and $239,770, or 0% and 11.37% of total cost of revenues, for the three months ended March 31, 2009 and 2008, respectively. The cost of projects decreased by $239,770 (100%) for the three months ended March 31, 2009 compared to the cost of projects for the three months ended March 31, 2008. The decrease in cost of projects is due to the lower demand for energy saving projects for the three months ended March 31, 2009.

The gross margin for projects was $0 and $50,753, or 0% and 17.47% for the three months ended March 31, 2009 and 2008, respectively. Since we are still in negotiation of several projects, we anticipate that project revenues and cost of projects will be reported in future periods.

 Operating Expenses

The total operating expenses were $194,018 and $180,114, or 8.02% and 6.29% of total revenues, for the three months ended on March 31, 2009 and 2008, respectively. This increase was primarily due to higher sales and marketing costs and general administrative costs.

Selling and marketing expenses

On September 5, 2007 the Company established a new subsidiary, Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd., to engage in the sales and marketing of valves products in the PRC. The total sales and marketing expenses were $48,825 and $13,359, or 2.02% and 0.47% of total revenues, for the three months ended on March 31, 2009 and 2008, respectively.

Research and development expenses

The Company incurred research and development expenses to study the possibility of using the Company’s existing manufacturing facilities and valve production expertise to produce equipment and fittings for wind power plants. The R&D effort enabled the Company to create a new line of business to tap into a large demand for the equipment needed for new wind power plants that have been planned in PRC. The research and development expenses for the three months ended March 31, 2008, was $38,332, 1.34% of total revenues. There were no research and development expenses for the three months ended March 31, 2009.

General and administrative expenses

General and administrative expenses increased by $16,770 to $145,193, 6% of total revenues, for the three months ended March 31, 2009, as compared to $128,423, 4.48% of total revenues, for the three months ended March 31, 2008.

Income from Operations

As a result of the foregoing, our income from operations increased by $14,034 to $18,016, 0.74% of total revenues, for the three months ended March 31, 2009, as compared to $3,982, or 0.14% of total revenues, for the three months ended March 31, 2008.

Income Tax Expenses

For the three months ended March 31, 2009, income tax expense was $61,547, as compared to $301, for the three months ended March 31, 2008. The Company is enjoying the tax holiday in PRC due to NFES's foreign company status. During 2007, the Tieling city local government tax bureau in the PRC approved Nengfa Energy as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 15% for the following three years.

As of March 31, 2009, the operation in the United States of America has incurred $336,862 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $117,902 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Effective from January 1, 2008, the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) is imposed. Under the New CIT Law, Nengfa Energy, as a foreign investment enterprise continues to enjoy the unexpired tax holiday of 50%-reduction on the unified income tax through 2011, subject to a transitional policy. Sales Company is a domestic company which is entitled to the unified statutory income tax rate of 25%.

The Company’s effective income tax rates for the three months ended March 31, 2009 and 2008 were 12% and 0%.

Net Income

As a result of the foregoing, we had a net income of $441,913, a 18.26% profit margin on revenues, for the three months ended March 31, 2009, as compared to a net income of $579,087, a 20.21% profit margin on revenues, for the three months ended March 31, 2008. The net income for the three months ended March 31, 2009 decreased by $137,174 and the net profit margin decreased by 1.95% compared to the net income for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the three months ended March 31, 2009, net cash used in operating activities was $351,166. This was primarily attributable to our net income of $441,913, adjusted by non-cash items of depreciation $74,428, and a $867,507 decrease in working capital. Negative cash flows from operations in the first three months of 2009 were due primarily to the increase in accounts receivable by $1,230,662, inventories by $646,847, prepayments and other receivables by $265,284, and the decrease in other payables and accrued liabilities by $15,104, partially offset by the increase in accounts payable by $1,240,372, customer deposits by $3,050, and value added tax payables by $46,968 in this period.

The large increase in accounts receivable of $1,230,662 and inventories of $646,847, an increase of 13.8% and 42.6% over the accounts receivables and inventories balances at December 31, 2008, are mainly due to several large contracts. For these large contracts, the construction and installation period is much longer. The collection period for receivables is also longer. In addition, we have to produce a larger inventory in order to prepare for the installation anticipated for these large projects. The reason for the increase in the prepayments and other receivables of $265,284, a 40.6% increase over the prepayments and other receivables balance at December 31, 2008, is due to increases in prepayment to vendors for raw materials, prepayment to equipment vendors and prepaid operating expense. The company expects the cost of the raw material will increase in the coming year. In order to hedge the increase in raw material costs, we have signed more purchase contracts in advance with the suppliers and hence increasing the prepayments. The increase in accounts payable of $1,240,372 corresponds to the increased purchase of materials required for the production for several large contracts. The increase in customer deposits of $3,050 is due to the increase in sales. An increase of $46,968 in value added tax payables is due to increased value added tax payable this period. The decrease of $15,103 in other payables and accrued liabilities are due to the decrease in rent payable, accrued expenses and payable to equipment vendors, and an increase in income tax payable.

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

The large increase in accounts receivable of $429,291 and inventories of $166,210, an increase of 10.6% and 11.5% over the accounts receivables and inventories balances at December 31, 2007, are mainly due to the sales growth during the year. The reason for the increase in the prepayments and other receivables of $357,858, a 59.1% increase over the prepayments and other receivables balance of $605,989 at December 31, 2007 is that the Company expects the cost of the raw material will increase in the coming year. In order to hedge the increase in raw material costs, we have signed more purchase contracts in advance with the suppliers and hence increasing the prepayments. The increase in accounts payable of $86,792 correspond to the increase in the cost of revenues during the year. The increase in customer deposits of $57,848 is due to the increase in sales. The decrease of $108,364 in other payables and accruals are due to the decrease in welfare payable, payables to fixed asset vendors and other accrued expenses. A decrease of $19,261 in value added tax payable is due to reduced value added tax payable this period.

Investing activities

For the three months ended March 31, 2009, net cash used in investing activities was $456,715, and was primarily attributable to the purchase of plant and equipment of $460 and cash paid to construction in progress of $456,255. For the three months ended March 31, 2008, net cash used in investing activities was $115,198 attributable to the purchase of plant and equipment.

Starting from 2008, the local government has approved the Company to establish a new manufacturing facility for energy-saving products and equipments in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. The construction consists of two phases, where the first phase is related to the development of new manufacturing facilities on the production of valves components and energy-saving equipments and it is expected to be fully completed till 2010. Total estimated construction cost of the first phase is approximately $5 million. As of March 31, 2009, the Company incurred approximately $2.7 million and recorded as construction in progress.

Financing activities

For the three months ended March 31, 2009, there was no net cash provided by financing activities. For the three months ended March 31, 2008, net cash provided by financing activities was $2,000,000 attributable to common stock subscriptions from two investors from a convertible note.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

   (a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of March 31, 2009, our internal control over financial reporting is effective.

This quarterly report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

c)  Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal quarter ending March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

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

On January 6, 2009, the Company filed a notice of appeal 09-10140-B in the United States of Court of Appeals for the 11th Circuit from the District Court’s judgment. The Company has engaged an attorney to prosecute its appeal of the above judgment. The parties currently are briefing the appeal. The Company has also accrued $200,000 for this contingent liability to the statement of operation in 2008. At this point, the Company does not believe that the judgment would have a material impact on the Company.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information.

None.

Item 6.      Exhibits.

The list of Exhibits , required by Item 601 of Regulation S-K, filed as a part of this Form 10-Q are set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NF Energy Saving Corporation of America
(Registrant)

Date: May 14, 2009	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002