Form 10-Q
period 2009-06-30
NF Energy Saving CORP of America
filed 2009-08-11
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation of America
 (Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21-Jia Bei Si Dong Road, Tie Xi Qu
Shenyang, P. R. China 110021
(Address of Principal Executive Offices)

(8624) 2560-9750
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐Yes   ☒ No

As of July 31, 2009, the registrant had 39,872,704 shares of common stock, $0.001 par value, issued and outstanding.

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NF ENERGY SAVING CORPORATION OF AMERICA

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	5

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Six Months ended June 30, 2009 and 2008	6

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2009 and 2008	7

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2009	8

Notes to Condensed Consolidated Financial Statements	9 to 24

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,474,070	$2,252,771
Accounts receivable, trade	9,459,688	8,907,497
Inventories	837,783	1,516,777
Prepayments and other receivables	916,789	652,842

Total current assets	12,688,330	13,329,887

Plant and equipment, net	2,426,671	2,393,287
Construction in progress	6,307,824	2,328,839

TOTAL ASSETS	$21,422,825	$18,052,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,704,799	$2,043,944
Customer deposits	128,295	120,836
Value added tax payable	276,767	5,886
Income tax payable	181,840	—
Current portion of obligation under finance lease	154,867	—
Other payables and accrued liabilities	272,026	333,838

Total current liabilities	3,718,594	2,504,504

Long-term liabilities:
Obligation under finance lease	516,533	—

TOTAL LIABILITIES	4,235,127	2,504,504

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,872,704 and 39,872,704 shares issued and outstanding as of June 30, 2009 and December 31, 2008	39,872	39,872
Additional paid-in capital	8,055,587	7,706,587
Statutory reserve	917,165	917,165
Accumulated other comprehensive income	1,328,901	1,288,573
Retained earnings	6,846,173	5,595,312

Total stockholders’ equity	17,187,698	15,547,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,422,825	$18,052,013

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUE, NET
Product	$4,627,735	$3,036,313	$6,729,561	$5,279,366
Services	590,969	837,555	908,975	1,168,936
Projects	—	422,659	—	713,182
Total operation revenues, net	5,218,704	4,296,527	7,638,536	7,161,484

COST OF REVENUES:
Cost of products	3,250,140	2,092,071	4,816,014	3,752,218
Cost of services	443,785	582,581	618,281	792,101
Cost of projects	—	370,866	—	610,636
Total cost of revenues	3,693,925	3,045,518	5,434,295	5,154,955

GROSS PROFIT	1,524,779	1,251,009	2,204,241	2,006,529

OPERATING EXPENSES:
Sales and marketing	25,628	48,921	74,453	62,280
Research and development	—	47,254	—	85,586
General and administrative	194,053	113,401	339,246	241,824
Stock based compensation	349,000	—	349,000	—
Total operating expenses	568,681	209,576	762,699	389,690

INCOME FROM OPERATIONS	956,098	1,041,433	1,441,542	1,616,839

Other income:
Interest income	1,148	8,813	9,005	8,813
Other income	5	—	10,164	—
Subsidy income	33,610	12,141	33,610	16,123
Total other income	34,763	20,954	52,779	24,936

INCOME BEFORE INCOME TAXES	990,861	1,062,387	1,494,321	1,641,775

Income tax expense	(181,912)	(4)	(243,460)	(305)

NET INCOME	$808,949	$1,062,383	$1,250,861	$1,641,470

Other comprehensive income:
- Foreign currency translation gain	26,690	275,802	40,328	688,446

COMPREHENSIVE INCOME	$835,639	$1,338,185	$1,291,189	$2,329,916

Net income per share
– Basic	$0.02	$0.03	$0.03	$0.05
– Diluted	$0.02	$0.03	$0.03	$0.05

Weighted average shares outstanding
– Basic	39,872,704	36,033,153	39,872,704	34,630,241
– Diluted	39,961,037	36,033,153	39,916,871	34,630,241

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,250,861	$1,641,470
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	148,963	170,415
Stock based compensation	349,000	—
Change in operating assets and liabilities:
Accounts receivable	(540,094)	(974,464)
Inventories	681,231	100,786
Prepayments and other receivables	(263,154)	(330,241)
Accounts payable	658,202	(107,754)
Customer deposits	7,295	108,199
Value added tax payables	270,935	2,324
Income tax payable	181,825	—
Other payables and accrued liabilities	(61,891)	(132,019)

Net cash provided by operating activities	2,683,173	478,716

Cash flows from investing activities:
Purchase of plant and equipment	(179,070)	(160,722)
Payments to construction in progress	(2,595,776)	—

Net cash used in investing activities	(2,774,846)	(160,722)

Cash flows from financing activities:
Payments on finance lease	(709,373)	—
Proceeds from private placement	—	2,000,000

Net cash (used in) provided by financing activities	(709,373)	2,000,000

Effect on exchange rate change on cash and cash equivalents	22,345	202,357

NET CHANGE IN CASH AND CASH EQUIVALENTS	(778,701)	2,520,351

BEGINNING OF PERIOD	2,252,771	2,240,901

END OF PERIOD	$1,474,070	$4,761,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$61,561	$305
Cash paid for interest	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchased under finance leases	$1,381,579	$—

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock				Accumulated
	No. of shares	Amount	Additional paid-in capital	Statutory reserve	other comprehensive income	Retained earnings	Total stockholders’ equity

Balance as of January 1, 2009	39,872,704	$39,872	$7,706,587	$917,165	$1,288,573	$5,595,312	$15,547,509

Foreign currency translation adjustment	—	—	—	—	40,328	—	40,328

Warrants issued for services	—	—	349,000	—	—	—	349,000

Net income for the period	—	—	—	—	—	1,250,861	1,250,861

Balance as of June 30, 2009	39,872,704	$39,872	$8,055,587	$917,165	$1,328,901	$6,846,173	$17,187,698

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

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

Liaoning Nengfa Weiye Energy Technology Co. Ltd. (“Nengfa Energy”) (formerly Neng Fa Weiye Pipe Network Construction and Operation Co., Ltd.) is a wholly-owned subsidiary of the Company. Nengfa Energy is a energy-saving valve and intelligent flow control system manufacturer and involved in the production of a variety of flow control components, including industrial valve, hydraulic system and electric control system which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries. All the customers are located in the PRC.

Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. (“Sales Company”) is a subsidiary 99% owned by Nengfa Energy in the PRC. Sales Company was incorporated as a limited liability company under the laws of the PRC with a registered capital of $683,620 (equivalent to RMB 5,000,000) on September 5, 2007. It is mainly engaged in the sales and marketing of valves components and products in the PRC.

NFES, Nengfa Energy and Sales Company are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2009, the Company has determined that no allowance for doubtful accounts is necessary.

●	Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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

●	Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s normal depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with APB Opinion No. 21, “Interest on Receivables and Payables”.

●	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2009.

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the six months ended June 30, 2009 and 2008.

(b)	Service revenue

Service revenue is primarily derived from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers.

(c)	Project revenue

The Company applies the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company records a provision in those instances in which the Company believes a contract will probably generate a net loss and the Company can reasonably estimate this loss. If the Company cannot reasonably estimate the loss, the Company limits the amount of revenue that the Company recognizes to the costs the Company has incurred, until the Company can estimate the total loss. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the six months ended June 30, 2009, the Company did not recognize any project revenue.

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the six months ended June 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the period ended June 30, 2009, the Company filed and cleared 2008 PRC tax return by the tax authority.

●	Product warranty

Under the terms of the contracts, the Company will provide a product warranty to its customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into maintenance contracts. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the six months ended June 30, 2009.

●	Stock based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") using the fair value method. Under SFAS No. 123(R), the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

For non-employee stock-based compensation, the Company adopts EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, which ever is more readily determinable in accordance with SFAS 123(R).

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:
	2009	2008
Period-end RMB:US$1 exchange rate	6.8432	7.0726
Average monthly RMB:US$1 exchange rate	6.8448	6.8718

●	Fair value measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (FAS 157), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Effective April 1, 2009, the Company adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on the Company’s financial statements.

FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” (“FAS 107”) This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the period ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS 166”). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™ ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

NOTE－4	INVENTORIES

Inventories consisted of the following:

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Raw materials	$498,849	$720,460
Work-in-process	302,319	569,450
Finished goods	36,615	226,867

	$837,783	$1,516,777

For the three and six months ended June 30, 2009 and 2008, no allowance for obsolete inventories was recorded by the Company.

NOTE－5	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Prepayment to vendors for raw materials	$653,400	$473,064
Prepayment to equipment vendors	38,072	126,930
Prepaid operating expenses	4,208	26,354
Other receivables	1,965	26,494
Tendering deposit	219,144	—

	$916,789	$652,842

NOTE－6	PLANT AND EQUIPMENT, NET

Plant and equipment, net, consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Plant and machinery	$3,324,823	$2,967,425
Furniture, fixture and equipment	61,656	58,170
Foreign translation difference	4,359	181,814
	3,390,838	3,207,409
Less: accumulated depreciation	(963,084)	(778,988)
Less: foreign translation difference	(1,083)	(35,134)

Plant and equipment, net	$2,426,671	$2,393,287

Depreciation expenses for the three months ended June 30, 2009 and 2008 were $74,535 and $83,262, respectively.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Depreciation expenses for the six months ended June 30, 2009 and 2008 were $148,963 and $170,415, respectively.

NOTE－7	CONSTRUCTION IN PROGRESS

Since 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipments in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. The construction consists of two phases, whereas the first phase is related to the development of critical component on wind electricity and intelligent flow control systems. Another purpose is to increase the production capacity of energy-saving valves. It is expected to be fully completed till 2010. The estimated investment of the first phase in 2009 is approximately $5 million (not including land use rights of approximately $2 million). As of June 30, 2009, the Company capitalized $6,307,824 as construction in progress.

NOTE－8	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Rent payable	$18,262	$40,121
Provision for contingent liability	200,000	200,000
Accrued expenses	41,238	42,719
Payable to equipment vendors	—	38,196
Other payable	12,526	12,802

	$272,026	$333,838

NOTE－9	OBLIGATION UNDER FINANCE LEASE

The Company purchased certain equipment under a capital lease arrangement with an effective interest rate of 8.59% per annum, due May 25, 2012 and repayable principal and interest monthly.

The obligation under the finance lease is as follows:
June 30, 2009

Finance lease	$671,400
Less: current portion	(154,867)

Non-current portion	$516,533

The maturities of the finance lease obligation for the next three years are as follows:

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Years ending June 30:
2010	$210,442
2011	293,278
2012	268,839
Total finance leases obligation	772,559
Less: interest	(101,159)

Present value of net minimum obligation	$671,400

The Company’s certain equipments are held under finance lease and the related depreciation is included in depreciation expense (see Note 6).

NOTE－10	INCOME TAXES

NFES is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of June 30, 2009, the operation in the United States of America has incurred $1,376,231 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $481,681 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The Company’s effective income tax rates for the six months ended June 30, 2009 and 2008 were 16.3% and 0%.

NOTE－11	STOCK BASED COMPENSATION

In June 2009, the Company entered into various agreements with Investor Relations (IR) firms, in which the Company agreed to issue the aggregate 450,000 warrants to the IR firms. The warrants have an exercise price of $0.60 per share and become exercisable at the effective date. The warrants expire 5 years after becoming exercisable and all of the warrants have fully vested.

Transactions involving warrants issued to IR firms during the period ended June 30, 2009 are summarized as follows (warrants were not issued to employees):

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of December 31, 2008	—	$—	$—	$—

Warrants granted in 2009	450,000	0.60	0.60	0.78
Warrants cancelled	—		—	—
Warrants exercised	—		—	—

Balance as of June 30, 2009	450,000	$0.60	$0.60	$0.78

The Company adopted SFAS No. 123(R), “Share-Based Payment” using the Black-Scholes Option Pricing Model to measure the fair value of warrants on the grant date, with the following weighted average assumptions:

Expected life (in years)	5
Volatility	456.53%
Risk free interest rate	2.52% - 2.89%
Dividend yield	0%
Weighted average fair value	0.78

The Company recognized $349,000 as stock based compensation at their fair values for the six months ended June 30, 2009.

NOTE－12	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Heavy manufacturing business and Energy-saving related business. Manufacturing business included the production of valves components and the provision of valve improvement and engineering services. Energy-saving related business included the production of wind-energy equipment, provision of energy-saving related re-engineering and technical services and long-term construction project. The Company operates these segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the six months ended June 30, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009
	Valves manufacturing business	Energy-saving related business	Total

Operating revenues, net:
- Products	$4,627,683	$52	$4,627,735
- Services	590,969	—	590,969
Total operating revenues	5,218,652	52	5,218,704
Cost of revenues	3,693,886	39	3,693,925

Gross profit	$1,524,766	$13	$1,524,779

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30, 2009
	Valves manufacturing business	Energy-saving related business	Total

Operating revenues, net:
- Products	$6,625,976	$103,585	$6,729,561
- Services	908,975	—	908,975
Total operating revenues	7,534,951	103,585	7,638,536
Cost of revenues	5,355,523	78,772	5,434,295

Gross profit	$2,179,428	$24,813	$2,204,241

	Three months ended June 30, 2008
	Valves manufacturing business	Energy-saving related business	Total

Operating revenues, net:
- Products	$3,036,313	$—	$3,036,313
- Services	—	837,555	837,555
- Projects	—	422,659	422,659
Total operating revenues	3,036,313	1,260,214	4,296,527
Cost of revenues	2,092,071	953,447	3,045,518

Gross profit	$944,242	$306,767	$1,251,009

	Six months ended June 30, 2008
	Valves manufacturing business	Energy-saving related business	Total

Operating revenues, net:
- Products	$5,279,366	$—	$5,279,366
- Services	—	1,168,936	1,168,936
- Projects	—	713,182	713,182
Total operating revenues	5,279,366	1,882,118	7,161,484
Cost of revenues	3,752,218	1,402,737	5,154,955

Gross profit	$1,527,148	$479,381	$2,006,529

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－13	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

For the three and six months ended June 30, 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

(a)         Major customers

For the three and six months ended June 30, 2009 and 2008, customers who account for 10% or more of revenues and their outstanding balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2009			June 30, 2009
Customers	Revenues	Percentage of revenues		Accounts receivable, trade

Customer C	$3,403,588	65%		7,219,505
Customer D	549,735	11%		257,349

Total:	$3,953,323	76%	Total:	7,476,854

	Six months ended June 30, 2009			June 30, 2009
Customers	Revenues	Percentage of revenues		Accounts receivable, trade

Customer C	$5,158,710	68%		$7,219,505

Total:	$5,158,710	68%	Total:	$7,219,505

	Three months ended June 30, 2008			June 30, 2008
Customers	Revenues	Percentage of revenues		Accounts receivable, trade

Customer A	$426,724	10%		$837,481
Customer B	648,623	15%		592,747
Customer C	2,455,184	57%		2,720,899

Total:	$3,530,531	82%	Total:	$4,151,127

	Six months ended June 30, 2008			June 30, 2008
Customers	Revenues	Percentage of revenues		Accounts receivable, trade

Customer A	$713,899	10%		$837,481
Customer B	874,927	12%		592,747
Customer C	4,620,642	65%		2,720,899

Total:	$6,209,468	87%	Total:	$4,151,127

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)         Major vendors

For the three and six months ended June 30, 2009 and 2008, vendors who account for 10% or more of purchases and their outstanding balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2009			June 30, 2009
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor B	$426,964	17%		$348,160
Vendor E	543,491	22%		250,555

Total:	$970,455	39%	Total:	$598,715

	Six months ended June 30, 2009			June 30, 2009
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor B	$968,013	23%		$348,160
Vendor D	530,264	13%		121,292
Vendor E	543,491	13%		250,555

Total:	$2,041,768	49%	Total:	$720,007

	Three months ended June 30, 2008			June 30, 2008
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor B	$240,117	11%		$245,498
Vendor C	250,443	11%		—

Total:	$490,560	22%	Total:	$245,498

	Six months ended June 30, 2008			June 30, 2008
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor A	$730,197	17%		$—
Vendor B	1,402,461	32%		245,498

Total:	$2,132,658	49%	Total:	$245,498

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

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

(e)         Economic and political risks

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

NOTE－14	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased an office premise under a non-cancelable operating lease agreement for a renewal period of one year, due February 9, 2010. The annual lease payment is $43,829 (RMB300,000).

(b)	Capital commitments

Starting from 2008, the local government has approved the Company to establish a new manufacturing facility for energy-saving products and equipments in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. The construction consists of two phases, whereas the first phase is related to the development of critical component on wind electricity and intelligent flow control systems. Another purpose is to increase the production capacity of energy-saving valves. It is expected to be fully completed till 2010. The estimated investment of the first phase in 2009 is approximately $5 million (not including land use rights of approximately $2 million).

As of June 30, 2009, the Company incurred approximately $6 million and recorded as construction in progress with no significant contingent payments related to the third party contractors.

NF ENERGY SAVING CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(c)	Litigation

On May 21, 2007, a civil complaint Robert Dawley vs NF Energy Saving Corp. of America, etal. was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-18DAB. The complaint accuses the defendants of breaching a contract for payment of money that was signed by Sam Winer, former Chief Executive Officer, before the commencement of the company’s reverse merger with the current subsidiary. After being initially dismissed by the Court, the action was authorized to proceed on November 16, 2007. The trial was held in the United States District Court, Middle District of Florida, Orlando on October 16, 2008. The District Court issued a Judgment on December 11, 2008 awarding the plaintiff the sum of $400,000 against the company, plus prejudgment interest in the amount of $132,822, with continuing interest of $132 per day on the $400,000 obligation until it is paid. The Court further adjudged that the plaintiff shall surrender his stock upon payment of the $400,000. In the event the plaintiff fails to surrender his stock after payment, the company may cancel the stock. Any payments or collection under the Judgment shall be credited first to interest.

On January 6, 2009, the Company filed a notice of appeal 09-10140-B in the United States of Court of Appeals for the 11th Circuit from the District Court’s judgment. The Company has engaged an attorney to prosecute its appeal of the above judgment. The Company has also accrued $200,000 for this contingent liability to the statement of operation in 2008. The parties have completed briefing the appeal and are waiting for the court’s decision on the appeal. At this point, the Company does not believe that the judgment would have a material impact on the Company.

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

On September 5, 2007 we established a new sales company “Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd” (“Sales Company”), a limited liability corporation organized and existing under the laws of the Peoples’ Republic of China. The sales company is a subsidiary 99% owned by NF Energy.  The sales company engaged in the sales and marketing of valves components and products in the PRC.

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

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to obtain projects in the energy savings segment, our ability to achieve operating efficiencies, our dependence on a limited number of customers and suppliers, government policies and incentives, industry technology trends, and standards, taxation relief and reductions and other regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in the prescribed condition; 2) market acceptance of our products and services and our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

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

Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

(a)  Sale of products

The Company derives revenues from the sale of self-manufactured products relating to industrial valves components and wind-energy critical equipments. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales.

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company experienced no product returns and has recorded no reserve for sales returns for the six months ended June 30, 2009 and 2008.

(b)  Service revenue

Service revenue is primarily derived from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers.

(c)  Project revenue

The Company applies the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company records a provision in those instances in which the Company believes a contract will probably generate a net loss and the Company can reasonably estimate this loss. If the Company cannot reasonably estimate the loss, the Company limits the amount of revenue that the Company recognizes to the costs the Company has incurred, until the Company can estimate the total loss. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the six months ended June 30, 2009, the Company did not recognize any project revenue.

(d)  Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2009, the Company has determined that no allowance for doubtful accounts is necessary.

Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s normal depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with APB Opinion No. 21, “Interest on Receivables and Payables”.

Stock based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") using the fair value method. Under SFAS No. 123(R), the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

For non-employee stock-based compensation, the Company adopts EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees.” Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with SFAS 123(R).

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

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the six months ended June 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the period ended June 30, 2009, the Company filed and cleared 2008 PRC tax return by the tax authority.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:
	2009	2008
Period-end RMB:US$1 exchange rate	6.8432	7.0726
Average monthly RMB:US$1 exchange rate	6.8448	6.8718

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $5,218,704 and $7,638,536 for the three and six months ended June 30, 2009, respectively, as compared to $4,296,527 and $7,161,484 for the corresponding periods in 2008. Total revenues increased by $922,177 and $477,052, a 21% and 7% increase, for the three and six months ended June 30, 2009, as compared to total revenues for the three and six months ended June 30, 2008.

In 2008, the Chinese government announced more flexible monetary policies and financial policies. The Chinese government will invest close to 4 trillion RMB to stimulate domestic demand and has announced ten policies to promote growth. The Chinese government plans to strongly expand policies for domestic projects on civil engineering, basic infrastructure, constructions for environmental protection and reconstruction to promote economic stability and growth. The Chinese government’s policies to stimulate the Chinese economy by its spending on basic infrastructure and constructions for environmental protection should benefit Nengfa Energy’s energy saving business which fits within some of the government stimulus policies on building energy saving infrastructure for municipalities and industrial companies. As a result, we expect growth for all areas of our business in 2009 and 2010, although there can be no assurance that we will be successful in our energy savings project line of business.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to industrial valves components and wind-energy equipments. Product revenues were $4,627,735 and $6,729,561, or 88.68% and 88.10% of total revenues for the three and six months ended June 30, 2009, as compared to $3,036,313 and $5,279,366, or 70.67% and 73.72% of total revenues for both the corresponding periods in 2008. Product revenues increased by $1,591,422, a 52% increase, to $4,627,735 for the three months ended June 30, 2009 and increased by $1,450,195, a 27% increase, to $6,729,561 for the six months ended June 30, 2009 as compared to the corresponding three and six month periods in 2008. The Company has several very large contracts which require a longer period of time to produce the valves and flow equipment needed for such projects. We expect that the revenues will be realized in future periods when these large contracts are completed.

Service Revenues

Service revenues are derived principally from technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers. Service revenues were $590,969 and $908,975, or 11.32% and 11.90% of total revenues for the three and six months ended June 30, 2009, as compared to $ 837,555 and $1,168,936, or 19.49% and 16.32% of total revenues for both the corresponding periods in 2008. Service revenues decreased by $246,586, a 29% decrease, to $590,969 for the three months ended June 30, 2009 and decreased by $259,961, a 22% decrease, to 908,975 for the six months ended June 30, 2009 as compared to the corresponding three and six month periods in 2008.

Project Revenues

Project revenues are derived principally from for energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three and six months ended June 30, 2009. Project revenues were $422,659 and $713,182, or $9.84% and 9.96% of total revenues for the three and six months ended June 30, 2008. Project revenues decreased by $422,659, a 100% decrease, to $0 for the three months ended June 30, 2009 and decreased by $713,182, a 100% decrease, to $0 for the six months ended June 30, 2009 as compared to the corresponding three and six month periods in 2008.

The Company is conducting feasibility study and is in the process of negotiating several projects. There would be no assurance that the Company will win contracts for any of the projects on which it is studying or negotiating. Project revenues, if any, will be reported in the future periods. ..

COSTS AND EXPENSES

Cost of Revenues

Cost of product revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $3,693,925 and $5,434,295 for the three and six months ended June 30, 2009, respectively, as compared to $3,045,518 and $5,154,955 for the corresponding three and six month periods in 2008. The total cost of revenues increased by $648,407 (21%) and $279,340 (5%) for the three and six months ended June 30, 2009, as compared to total cost of revenues for the corresponding three and six months periods in 2008. The increase in total cost of revenues was due to the increase in operating revenues during this period.

The overall gross profit for the Company was $1,524,779 (29.22%) and $2,204,241 (28.86%) for the three and six months ended June 30, 2009 respectively. Profit margin increased by $273,770, a 21.88% increase, to $1,524,779, for the three months ended June 30, 2009 and increased by $197,712, a 9.85 % increase, to $2,204,241 for the six months ended June 30, 2009 as compared to the corresponding three and six month periods in 2008.

Cost of Products

Total cost of products was $3,250,140 and $4,816,014, or 87.99% and 88.62% of total cost of  revenues, for the three and six months ended June 30, 2009 respectively as compared to $2,092,071 and $3,752,218, or 68.69% and 72.79% of total cost of revenues, for the corresponding three and six month periods in 2008. The cost of products increased by $1,158,069 to $3,250,140, an increase of 55% of total cost of revenues, for the three months ended June 30, 2009, as compared to the corresponding period in 2008. The cost of products increased by $1,063,796 to $4,816,014, an increase of 28% of total costs of revenues, for the six months ended June 30, 2009 as compared to the corresponding period in 2008.

The gross profit for products was $1,377,595 and $1,913,547, or 29.77% and 28.43% for the three and six months ended June 30, 2009 respectively as compared to $944,242 and $1,527,148, or 31.1% and 28.93% for the corresponding three and six month periods in 2008. Gross profit increased by $433,353 to $1,377,595, a decrease of 1%, for the three months ended June 30, 2009, as compared to the corresponding period in 2008. Gross profit increased by $386,399 to $1,913,547, a decrease of 0.49%, for the six months ended June 30, 2009, as compared to the corresponding period in 2008. The increase in gross profit for products is due to increase in product revenues.

Cost of Service

The cost of service was $443,785 and $618,281, or 12.01% and 11.38% of total cost of revenues, for the three and six months ended June 30, 2009 respectively as compared to $582,581 and $792,101, or 19.13 % and 15.37 % of total cost of revenues, for the corresponding three and six month period in 2008. The cost of service decreased by $138,796 to $443,785, a decrease of 24% of total cost of services, for the three months ended June 30, 2009, as compared to the corresponding period in 2008. The cost of service decreased by $173,820 to $618,281, a decrease of 22% of total cost of service, for the six months ended June 30, 2009, as compared to the corresponding period in 2008.

The gross profit for service was $147,184 and $290,694, or 24.91% and 31.98% for the three and six months ended June 30, 2009 respectively as compared to $254,974 and $376,835, or 30.44% and 32.24% for the corresponding three and six month periods in 2008. Gross profit decreased by $107,790 to $147,184, a decrease of 6%, for the three months ended June 30, 2009, as compared to the corresponding period in 2008. Gross profit decreased by $86,141 to $290,694, a decrease of 0.26%, for the six months ended June 30, 2009, as compared to the corresponding period in 2008. The decrease in gross profit and gross profit margin for service is due to the decrease in service revenues not offset by the decrease in cost of services.

Cost of Projects

In 2007 the Company began contracting energy-saving re-engineering projects that require significant modification or customization or installation subject to the customers. The cost of projects was $0 and $0 of total cost of revenues, for the three and six months ended June 30, 2009 respectively as compared to $370,866 and $610,636, or 12.18 % and 11.85% of total cost of revenues, for the corresponding three and six month periods in 2008. The cost of service decreased by $370,866 to $0, a decrease of 100% of total cost of projects, for the three months ended June 30, 2009, as compared to the corresponding period in 2008. The cost of projects decreased by $610,636 to $0, a decrease of 100% of total cost of projects, for the six months ended June 30, 2009, as compared to the corresponding period in 2008.

The gross margin for projects was $0 and $0 for the three and six months ended June 30, 2009 respectively, as compared to $51,793 and $102,546, or 12.25% and 14.38%, for the corresponding three and six month periods in 2008. Gross profit decreased by $51,793 to $0, a decrease of 100%, for the three months ended June 30, 2009, as compared to the corresponding period in 2008. Gross profit decreased by $102,546 to $0, a decrease of 100%, for the six months ended June 30, 2009, as compared to the corresponding period in 2008.

There were no cost of projects for the three and six months ended June 30, 2009. Notwithstanding the absence of revenues in this line of business, as we are investigating several projects and negotiating for some of them, we believe that there is the opportunity for the Company to earn revenues in future periods for this line of business.  There can be no assurance that the Company will be successful in these endeavors or this line of business.

 Operating Expenses

Total operating expenses was $568,681 and $762,699, or 10.90% and 9.98% of total revenues, for the three and six months ended June 30, 2009 respectively as compared to $209,575 and $389,689, or 4.88% and 5.44% of total revenues, for the corresponding three and six month periods in 2008. Total operating expenses increased by $359,106 to $568,681 for the three months ended June 30, 2009, and increased by $373,010 to $762,699 for the six months ended June 30, 2009, as compared to the corresponding three and six month periods in 2008. The increase for the three and six months ended June 30, 2009 from the corresponding period in 2008 primarily consists of a $349,000 increase in stock based compensation expense incurred in 2009 for a commitment to issue 450,000 shares of stock warrants to several investors relations firms for their work for the company in the coming years.

Selling and marketing expenses

On September 5, 2007 the Company established a new subsidiary, Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd., to engage in the sales and marketing of valves products in the PRC. Sales and marketing expenses was $25,628 and $74,453, or 0.49% and 0.97% of total revenues, for the three and six months ended June 30, 2009 respectively as compared to $48,921 and $62,280, or 1.14% and 0.87% of total revenues, for the corresponding three and six month periods in 2008.

Sales and marketing expenses decreased by $23,293 to $25,628 for the three months ended June 30, 2009, and increased by $12,173 to $74,453 for the six months ended June 30, 2009, as compared to the corresponding three and six month periods in 2008. The increase for the six months ended June 30, 2009 from the corresponding period in 2008 are due to increased sales and marketing activities during this period.

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

The company incurred no research and development expenses for the three and six months ended June 30, 2009. Research and development expense was $47,253 and $85,585, or 1.10% and 1.20% of total revenues, for the three and six months ended June 30, 2008 respectively. Research and development expenses decreased by $47,253 to $0 for the three months ended June 30, 2009, and decreased by $85,585 to $0 for the six months ended June 30, 2009, as compared to the corresponding three and six month periods in 2008. Our company engaged in intensive research and development activities during 2007 and 2008 to study the possibility of using the company’s existing manufacturing facilities and valve production expertise to produce equipment for wind power plants. The decrease in research and development expenses for the three and six months ended June 30, 2009 from the corresponding periods in 2008 is due to that the Company has completed this phase of the research and development  in 2008.

General and administrative expenses

General and administrative expenses was $194,053 and $339,246, or 3.72% and 4.44% of total revenues, for the three and six months ended June 30, 2009 respectively as compared to $113,401 and $241,824, or 2.64% and 3.38 % of total revenues, for the corresponding three and six month periods in 2008. General and administrative expenses increased by $80,652 to $194,053 for the three months ended June 30, 2009, and increased by $97,422 to $339,246 for the six months ended June 30, 2009, as compared to the corresponding three and six month periods in 2008. The increase for the three and six months ended June 30, 2009 from the corresponding period in 2008 were both due to an increase in personnel expenses.

INCOME FROM OPERATIONS

As a result of the foregoing, for the three and six months ended June 30, 2009, income from operations was $956,098 and $1,441,542, 18.32% and 18.87% of total revenues, as compared to $1,041,434 and $1,616,840,  24.24% and 22.58% of total revenues, for the three and six months ended June 30, 2008. Our income from operations decreased by $85,336 to $956,098, for the three months ended June 30, 2009, and decreased by $175,298 to $1,441,542, for the six months ended June 30, 2009, as compared to the corresponding three and six month periods in 2008.

Income tax expense

For the three and six months ended June 30, 2009, income tax expense was $181,912 and $243,460, as compared to $4 and $305 for the three and six months ended June 30, 2008. The Company is enjoying the tax holiday in PRC due to NFES's foreign company status. During 2007, the Tieling city local government tax bureau in the PRC approved Nengfa Energy as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 12.5% for the following three years.

As of June 30, 2009, the operation in the United States of America has incurred $1,376,231 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $481,681 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The Company’s effective income tax rates for the six months ended June 30, 2009 and 2008 were 16.3% and 0%.

NET INCOME

As a result of the foregoing, we had net income of $808,949 and $1,250,861, 15.50% and 16.38% of total revenues, for the three and six months ended June 30, 2008, as compared to net income of $1,062,383 and $1,641,470, 24.73% and 22.92% of total revenues, for the three and six months ended June 30, 2008. Our net income decreased by $253,434 (24%) to $808,949 for the three months ended June 30, 2009, and decreased by $390,609 (24%) to $1,250,861 for the six months ended June 30, 2009, as compared to the corresponding three and six month periods in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the six months ended June 30, 2009, net cash provided by operating activities was $2,683,173. This was primarily attributable to our net income of $1,250,861, adjusted by non-cash items of depreciation $148,963 and stock based compensation $349,000, and a $934,349 increase in working capital. The increase in working capital in the first six months of 2009 were due primarily to the decrease in inventories by $681,231, the increase in accounts payable by $658,202, customer deposits by $7,295, value added tax payable by 270,935, and income tax payable by 181,825, partially offset by the increase in accounts receivable by $540,094, prepayments, and other receivables by $263,154, and other payables and accrued liabilities by $61,891 in this period.

The large increase in accounts receivable of $540,094, an increase of 6% over the accounts receivables balances of $8,907,497 at December 31, 2008, is mainly due to several large contracts. For these large contracts, the construction and installation period is much longer. The collection period for receivables is also longer. In addition, we have to produce a larger inventory in order to prepare for the installation anticipated for these large projects. The decrease in inventories of $681,231 reflects a lower inventory level the company maintains for the current sales level. The reason for the large increase in the prepayments and other receivables of $263,154, a 40.3% increase over the prepayments and other receivables balance of $652,842 at December 31, 2008 is due to increases in prepayment to vendors for raw materials, prepayment to equipment vendors and prepaid operating expense. The increase in accounts payable of $658,202 corresponds to the increased purchase of materials required for the production for several large contracts. The increase in customer deposits of $7,295 and value added tax payables of $270,935 is due to the increase in sales this period. The increase in income tax payable of $181,825 is because the Company started to pay a reduced income tax rate in PRC in 2009 whereas the Company enjoyed tax holidays in 2008. The decrease of $61,891 in other payables and accrued liabilities are due to the decrease in welfare payable and other accrued expenses.

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

Investing activities

For the six months ended June 30, 2009, net cash used in investing activities was $2,774,846, and was primarily attributable to the purchase of plant and equipment for $179,070 and the payments to construction in progress of $2,595,776. For the six months ended June 30, 2008, net cash used in investing activities was $160,722, and was primarily attributable to the purchase of plant and equipment.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipments in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. The construction project consists of two phases, whereas the first phase is related to the development of new manufacturing facilities on the production of valves components and energy-saving equipments and it is expected to be fully completed till 2010. The estimated investment of the first phase in 2009 is approximately $5 million (not including land use rights of approximately $2 million). As of June 30, 2009, the Company capitalized $6,307,824 as construction in progress.

Financing activities

For the six months ended June 30, 2009, net cash provided by financing activities was $709,373 attributable to the payments on finance lease. For the six months ended June 30, 2008, net cash provided by financing activities was $2,000,000 attributable to the issuance of common stock to two investors from a convertible note.

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

We anticipate we will need additional working capital in 2009 and thereafter to fund our company’s business plans to help the Company to establish a manufacturing base for new energy equipment, to develop comprehensive energy saving infrastructure projects for municipalities, and to maintain our lead position in flow control equipment manufacturing. We may decide to pursue additional investments or debt financing to obtain additional cash resources to fund our company’s new business and other future developments. There would be no assurance that the Company will be able to obtain the sought funds, or if offered that they will be on acceptable terms.  Therefore, there would be no assurance that the Company will be able to finance its planned expansion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)  Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal quarter ending June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On May 21, 2007, a civil complaint Robert Dawley vs NF Energy Saving Corp. of America, etal. was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-18DAB. The complaint accuses the defendants of breaching a contract for payment of money that was signed by Sam Winer, former Chief Executive Officer, before the commencement of the Company’s reverse merger with the current subsidiary. After being initially dismissed by the Court, the action was authorized to proceed on November 16, 2007. The trial was held in the United States District Court, Middle District of Florida, Orlando on October 16, 2008. The District Court issued a judgment on December 11, 2008 awarding the plaintiff the sum of $400,000 against the Company, plus prejudgment interest in the amount of $132,821.92, with continuing interest of $131.51 per day on the $400,000 obligation until it is paid. The Court further adjudged that the plaintiff shall surrender his stock upon payment of the $400,000. In the event the plaintiff fails to surrender his stock after payment, the Company may cancel the stock. Any payments or collection under the judgment shall be credited first to interest.

On January 6, 2009, the Company filed a notice of appeal 09-10140-B in the United States of Court of Appeals for the 11th Circuit from the District Court’s judgment. The Company has engaged an attorney to prosecute its appeal of the above judgment. The parties currently are briefing the appeal. The Company has also accrued $200,000 for this contingent liability to the statement of operation in 2008. The parties have completed briefing the appeal and are waiting for the court’s decision on the appeal. At this point, the Company does not believe that the judgment would have a material impact on the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2009, the Company agreed to issue warrants to purchase 450,000 shares of common stock, exercisable for five years, at an exercise price of $0.60.  The warrants were issued and the underlying shares will be issued on the basis of an exemption from registration, as sales to sophisticated persons. The warrants were issued in connection with services to be provided by the warrant holders.

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

NF Energy Saving Corporation of America
(Registrant)

Date: August 7, 2009	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: August 7, 2009	By:	/s/ Li Hua Wang
Li Hua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002