Form 10-Q
period 2009-09-30
NF Energy Saving Corp
filed 2009-11-13
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation
 (Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21-Jia Bei Si Dong Road, Tie Xi Qu
Shenyang, P. R. China 110021
(Address of Principal Executive Offices)

(8624) 2560-9750
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes ☒ No

As of October 31, 2009, the registrant had 13,291,387 shares of common stock, $0.001 par value, issued and outstanding.

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page
Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Nine Months ended September 30, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-22

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$465,769	$2,252,771
Accounts receivable, trade	12,106,358	8,371,447
Retention receivable	974,378	536,050
Inventories	807,270	1,516,777
Prepayments and other receivables	819,748	652,842

Total current assets	15,173,523	13,329,887

Plant and equipment, net	4,396,794	2,393,287
Construction in progress	5,654,002	2,328,839

TOTAL ASSETS	$25,224,319	$18,052,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,701,891	$2,043,944
Customer deposits	115,839	120,836
Value added tax payable	156,570	5,886
Income tax payable	317,287	-
Current portion of obligation under finance lease	425,149	-
Other payables and accrued liabilities	285,885	333,838

Total current liabilities	5,002,621	2,504,504

Long-term liabilities:
Obligation under finance lease	831,038	-

TOTAL LIABILITIES	5,833,659	2,504,504

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,291,387 and 13,291,387 shares issued and outstanding as of September 30, 2009 and December 31, 2008	13,291	13,291
Additional paid-in capital	8,082,168	7,733,168
Statutory reserve	917,165	917,165
Accumulated other comprehensive income	1,355,395	1,288,573
Retained earnings	9,022,641	5,595,312

Total stockholders’ equity	19,390,660	15,547,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,224,319	$18,052,013

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUE, NET
Product	$6,697,102	$3,557,112	$13,426,663	$8,836,478
Services	869,319	939,406	1,778,294	2,108,342
Projects	-	105,308	-	818,490
Total operation revenues, net	7,566,421	4,601,826	15,204,957	11,763,310

COST OF REVENUES:
Cost of products	4,200,439	2,639,688	9,016,453	6,391,906
Cost of services	647,932	711,781	1,266,213	1,517,172
Cost of projects	-	14,115	-	609,811
Total cost of revenues	4,848,371	3,365,584	10,282,666	8,518,889

GROSS PROFIT	2,718,050	1,236,242	4,922,291	3,244,421

OPERATING EXPENSES:
Sales and marketing	32,040	16,318	106,493	78,598
Research and development	-	10,377	-	95,963
General and administrative	193,955	153,262	533,201	411,091
Stock based compensation	-	-	349,000	-
Total operating expenses	225,995	179,957	988,694	585,652

INCOME FROM OPERATIONS	2,492,055	1,056,285	3,933,597	2,658,769

Other income:
Interest income	1,493	8,902	10,498	17,716
Other income	4	76	10,165	194
Subsidy income	-	-	33,613	-
Total other income	1,497	8,978	54,276	17,910

INCOME BEFORE INCOME TAXES	2,493,552	1,065,263	3,987,873	2,676,679

Income tax expense	(317,084)	(167)	(560,544)	(472)

NET INCOME	$2,176,468	$1,065,096	$3,427,329	$2,676,207

Other comprehensive income:
- Foreign currency translation gain	26,493	77,186	66,822	765,632

COMPREHENSIVE INCOME	$2,202,961	$1,142,282	$3,494,151	$3,411,839

Net income per share
– Basic	$0.16	$0.08	$0.26	$0.20
– Diluted	$0.16	$0.08	$0.25	$0.20

Weighted average shares outstanding
– Basic	13,291,387	13,291,387	13,291,387	13,291,387
– Diluted	13,741,387	13,291,387	13,472,821	13,291,387

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,427,329	$2,676,207
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	233,085	238,702
Loss on disposal of plant and equipment	4,844	-
Stock based compensation	349,000	-
Change in operating assets and liabilities:
Accounts receivable	(3,713,394)	(3,804,182)
Retention receivable	(435,252)	-
Inventories	712,676	(609,412)
Prepayments and other receivables	(165,247)	(306,187)
Accounts payable	1,651,801	849,318
Customer deposits	(5,286)	343,490
Value added tax payables	418,602	8,618
Income tax payable	317,003	167
Other payables and accrued liabilities	(48,087)	(156,442)
Net cash provided by (used in) operating activities	2,747,074	(759,721)

Cash flows from investing activities:
Purchase of plant and equipment	(179,089)	(738,043)
Payments to construction in progress	(3,317,133)	-
Proceeds from disposal of plant and equipment	7,869	-
Net cash used in investing activities	(3,488,353)	(738,043)

Cash flows from financing activities:
Payments on finance lease	(1,075,731)	-
Proceeds from private placement	-	2,000,000
Net cash provided by (used in) financing activities	(1,075,731)	2,000,000

Effect on exchange rate change on cash and cash equivalents	30,008	161,472

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,787,002)	663,708

BEGINNING OF PERIOD	2,252,771	2,240,901

END OF PERIOD	$465,769	$2,904,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$243,100	$305
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchased under finance leases	$2,331,019	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional		Accumulated other		Total
	No. of shares	Amount	paid-in capital	Statutory reserve	comprehensive income	Retained earnings	stockholders’ equity
Balance as of January 1, 2009 (as adjusted)	13,291,387	$13,291	$7,733,168	$917,165	$1,288,573	$5,595,312	$15,547,509
Foreign currency translation adjustment	-	-	-	-	66,822	-	66,822
Warrants issued for services	-	-	349,000	-	-	-	349,000
Net income for the period	-	-	-	-	-	3,427,329	3,427,329
Balance as of September 30, 2009	13,291,387	$13,291	$8,082,168	$917,165	$1,355,395	$9,022,641	$19,390,660

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation (formerly NF Energy Saving Corporation of America) (the “Company” or “NFEC”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to “Global Broadcast Group, Inc.” On November 12, 2004, the Company changed its name to “Diagnostic Corporation of America.” On March 15, 2007, the Company changed its name to “NF Energy Saving Corporation of America.” On August 24, 2009, the Company further changed its name to “NF Energy Saving Corporation.”

The Company, through its subsidiaries, mainly engages in the production of heavy industrial components and products such as valves and the provision of technical service and re-engineering projects in the energy saving related industry in the People’s Republic of China (the “PRC”).

Liaoning Nengfa Weiye Energy Technology Co. Ltd. (“Nengfa Energy”) (formerly Neng Fa Weiye Pipe Network Construction and Operation Co., Ltd.) is a wholly-owned subsidiary of the Company. Nengfa Energy is a heavy manufacturer and involves in the production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries. All the customers are located in PRC.

Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. (“Sales Company”) is a wholly-owned subsidiary of Nengfa Energy in PRC. Sales Company was incorporated as a limited liability company under the laws of PRC with a registered capital of $683,612 (equivalent to RMB 5,000,000) on September 5, 2007. It is mainly engaged in the sales and marketing of valves components and products in PRC.

NFEC, Nengfa Energy and Sales Company are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The condensed consolidated financial statements include the financial statements of NFEC and its subsidiaries, Nengfa Energy and Sales Company. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

•	Inventories

Inventories are stated at the lower of cost or market (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

•	Construction in progress

Construction in progress is stated at cost, which includes the cost of construction, acquisition of plant and equipment and other direct costs attributable to the construction. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

•	Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s normal depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 835-30, “Imputation of Interest”.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2009.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Revenue recognition

The Company offers a number of products and service to its customers, which are:

1.	Sales of energy saving flow control equipment
2.	Provision of energy project management and sub-contracting service
3.	Provision of energy-saving reconstruction projects

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)	Sale of products

The Company derives a majority of revenues from the sale of energy saving flow control equipment. Generally, these energy saving flow control equipment are manufactured and configured to customer requirements. The Company typically produces and builds the energy saving flow control equipment for customers in a period from 1 to 6 months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for the quality and product conditions with the full satisfaction at the Company’s plant. Once the product is accepted by the customer, the Company usually makes delivery to the customer, usually within a month.

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the nine months ended September 30, 2009 and 2008.

(b)	Service revenue

Service revenue is primarily derived from energy-saving technical services or project management or sub-contracting services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis, for a period of service time from 2 to 3 months. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers.

(c)	Project revenue

For the energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation subject to the customers for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the nine months ended September 30, 2009, the Company did not recognize any project revenue.

(d)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the nine months ended September 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the nine months ended September 30, 2009, the Company filed and cleared 2008 PRC tax return by the tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers the customers free 12-months’ product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer for 12 months, until the product warranty is expired. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the nine months ended September 30, 2009.

•	Stock-based compensation

The Company adopts ASC Topic 718, "Stock Compensation", ("ASC 718") using the fair value method. Under ASC 718, the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

For non-employee stock-based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, which ever is more readily determinable in accordance with ASC 718.

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

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The reporting currency of the Company is the United States dollar ("US$"). The Company's subsidiaries in PRC, Nengfa Energy and Sales Company maintain their books and records in its local currency, Renminbi ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Subtopic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2009	September 30, 2008
Period-end RMB:US$1 exchange rate	6.8376	7.0726
Average monthly RMB:US$1 exchange rate	6.8425	6.8718

•	Fair value measurement

ASC Topic 820-10 “Fair Value Measurements and Disclosures” ("ASC 820-10"), establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

•	Financial instruments

Cash and cash equivalents, accounts and retention receivable and accounts payable are carried at cost which approximates fair value. The estimated fair value of obligation under finance lease was $1.3 million as of September 30, 2009, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

The Company adopted, ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

NOTE 4 INVENTORIES

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Raw materials	$610,638	$720,460
Work-in-process	189,077	569,450
Finished goods	7,555	226,867
	$807,270	$1,516,777

For the three and nine months ended September 30, 2009 and 2008, no allowance for obsolete inventories was recorded by the Company.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 5 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Prepayment to vendors for raw materials	$522,521	$473,064
Prepayment to equipment vendors	-	126,930
Prepaid operating expenses	-	26,354
Other receivables	4,727	26,494
Tendering deposit	292,500	-
	$819,748	$652,842

NOTE 6 PLANT AND EQUIPMENT, NET

Plant and equipment, net, consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Plant and machinery	$5,387,817	$2,967,425
Furniture, fixture and equipment	47,723	58,170
Foreign translation difference	9,358	181,814
	5,444,898	3,207,409
Less: accumulated depreciation	(1,045,963)	(778,988)
Less: foreign translation difference	(2,141)	(35,134)
Plant and equipment, net	$4,396,794	$2,393,287

Depreciation expenses for the three months ended September 30, 2009 and 2008 were $84,122 and $68,287 respectively.

Depreciation expenses for the nine months ended September 30, 2009 and 2008 were $233,085 and $238,702, respectively.

NOTE 7 CONSTRUCTION IN PROGRESS

Since 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipments in Yingzhou District Industrial Park, Tieling City, Liaoning Province, PRC. Such new manufacturing facility is developed for the production of flow control equipment and energy-saving equipment. It is expected that the facility will be completed in 2010. The total estimated construction cost is approximately $5,000,000 (excluding the land use rights).  As of September 30, 2009, the Company capitalized $5,654,002 as construction in progress.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 8 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Rent payable	$34,599	$40,121
Provision for contingent liability	200,000	200,000
Accrued expenses	35,749	42,719
Payable to equipment vendors	-	38,196
Other payable	15,537	12,802
	$285,885	$333,838

NOTE 9 OBLIGATION UNDER FINANCE LEASE

The Company purchased certain equipment under a capital lease arrangement with an effective interest rate of 8.59% per annum, due May 25, 2012 and repayable principal and interest monthly.

The obligation under the finance lease is as follows:

September 30, 2009

Finance lease	$1,256,187
Less: current portion	(425,149)

Non-current portion	$831,038

The maturities of the finance lease obligation for the next three years are as follows:

Years ending September 30:
2010	$524,332
2011	688,059
2012	195,725
Total finance leases obligation	1,408,116
Less: interest	(151,929)

Present value of net minimum obligation	$1,256,187

The Company’s certain equipments are held under finance lease and the related depreciation is included in depreciation expense (see Note 6).

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 10 STOCKHOLDERS’ EQUITY

On August 26, 2009, the Company approved the 1 for 3 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

Immediately following completion of reverse stock split, the Company had a total of 13,291,387 shares of its common stock issued and outstanding as of September 30, 2009.

NOTE 11 INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of September 30, 2009, the operation in the United States of America incurred $1,414,329 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forward begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $495,015 on the expected future tax benefits from the net operating loss carry forward as the management believes it is more likely than not that these assets will not be realized in the future.

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

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine months ended September 30,
	2009	2008
Income before income taxes from PRC operation	$4,475,335	$2,756,598
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	1,118,834	689,150

Effect from tax holiday	(558,290)	(688,678)
Income tax expense	$560,544	$472

NOTE 12 STOCK BASED COMPENSATION

In June 2009, the Company entered into various agreements with Investor Relations (IR) firms, in which the Company agreed to issue warrants to purchase an aggregate of 450,000 shares of its common stock to the IR firms. The warrants have an exercise price of $0.60 per share and become exercisable at the effective date. The warrants expire 5 years after becoming exercisable and all of the warrants have fully vested.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Transactions involving warrants issued to IR firms during the period ended September 30, 2009 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share
Balance as of December 31, 2008	-	$-	$-	$-

Warrants granted in 2009	450,000	0.60	0.60	0.78
Warrants cancelled	-	-	-	-
Warrants exercised	-	-	-	-

Balance as of September 30, 2009	450,000	$0.60	$0.60	$0.78

The Company adopted ASC 718 using the Black-Scholes Option Pricing Model to measure the fair value of warrants on the grant date, with the following weighted average assumptions:

Expected life (in years)	5
Volatility	456.53%
Risk free interest rate	2.52% - 2.89%
Dividend yield	0%
Weighted average fair value	0.78

The Company recognized $349,000 as stock based compensation at their fair values for the nine months ended September 30, 2009.

NOTE 13	SEGMENT INFORMATION

•	Segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Energy-saving related business – production of wind-energy equipment, provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in PRC and all of the identifiable assets of the Company are located in PRC during the periods presented.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the nine months ended September 30, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$6,646,008	51,094	6,697,102
- Services	869,319	-	869,319
Total operating revenues	7,515,327	51,094	7,566,421
Cost of revenues	4,810,164	38,207	4,848,371

Gross profit	$2,705,163	$12,887	$2,718,050

	Nine months ended September 30, 2009
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$13,271,984	$154,679	$13,426,663
- Services	1,778,294	-	1,778,294
Total operating revenues	15,050,278	154,679	15,204,957
Cost of revenues	10,165,687	116,979	10,282,666

Gross profit	$4,884,591	$37,700	$4,922,291

	Three months ended September 30, 2008
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$3,557,112	$-	$3,557,112
- Services	939,406	-	939,406
- Projects	-	105,308	105,308
Total operating revenues	4,496,518	105,308	4,601,826
Cost of revenues	3,351,469	14,115	3,365,584

Gross profit	$1,145,049	$91,193	$1,236,242

	Nine months ended September 30, 2008
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$8,836,478	$-	$8,836,478
- Services	2,108,342	-	2,108,342
- Projects	-	818,490	818,490
Total operating revenues	10,944,820	818,490	11,763,310
Cost of revenues	7,909,078	609,811	8,518,889

Gross profit	$3,035,742	$208,679	$3,244,421

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 14 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

For the three and nine months ended September 30, 2009, 100% of the Company’s assets were located in PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in PRC.

(a)         Major customers

For the three months ended September 30, 2009 and 2008, customers who account for 10% or more of the Company’s revenues and their outstanding balances as at period-end dates, are presented as follows:

		Three months ended September 30, 2009			September 30, 2009
Customers		Revenues	Percentage of revenues		Accounts receivable, trade
Customer A		$3,714,179	49%		$7,414,700
Customer B		775,643	10%		778,084
Customer C		968,056	13%		1,173,611

	Total:	$5,457,878	72%	Total:	$9,366,395

		Three months ended September 30, 2008			September 30, 2008
Customers		Revenues	Percentage of revenues		Accounts receivable, trade
Customer A		$2,212,765	48%		$5,150,727
Customer B		624,632	14%		709,051

	Total:	$2,837,397	62%	Total:	$5,859,778

For the nine months ended September 30, 2009 and 2008, customers who account for 10% or more of the Company’s revenues and their outstanding balances as at period-end dates, are presented as follows:

For the nine months ended September 30, 2009, one customer represented more than 10% of the Company’s revenues. This customer accounts for 58% of revenues amounting to $8,873,432, with $7,414,700 of accounts receivable.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

		Nine months ended September 30, 2008			September 30, 2008
Customers		Revenues	Percentage of revenues		Accounts receivable, trade
Customer A		$6,833,406	58%		$5,150,727
Customer B		1,499,557	13%		709,051

	Total:	$8,332,963	71%	Total:	5,859,778

(b)         Major vendors

For the three months ended September 30, 2009 and 2008, vendors who account for 10% or more of the Company’s purchases and their outstanding balances as at period-end dates, are presented as follows:

For the three months ended September 30, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 27% of the Company’s purchase amounting to $1,611,878, with $254,944 of accounts payable.

For the three months ended September 30, 2008, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 31% of the Company’s purchase amounting to $2,165,463, with $246,096 of accounts payable.

For the nine months ended September 30, 2009 and 2008, vendors who account for 10% or more of the Company’s purchases and their outstanding balances as at period-end dates, are presented as follows:

For the nine months ended September 30, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 25% of the Company’s purchase amounting to $2,579,891, with $254,944 of accounts payable.

For the nine months ended September 30, 2008, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 32% of the Company’s purchase amounting to $3,567,924, with $246,096 of accounts payable.

(c)         Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d)    Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Company’s interest-rate risk arises from bank overdraft. Bank overdraft at variable rates exposes the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2009, borrowings under finance lease were at fixed rates. The interest rates are disclosed in Note 9.

(e)         Exchange rate risk

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

(f)         Economic and political risks

The Company's operations are conducted in PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in PRC, and by the general state of the PRC economy.

The Company's operations in PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE 15	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased an office premise under a non-cancelable operating lease agreement for a renewal period of one year, due February 9, 2010. The annual lease payment is $43,844 (RMB300,000).

(b)	Capital commitments

Since 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipments in Yingzhou District Industrial Park, Tieling City, Liaoning Province, PRC. Such new manufacturing facility is developed for the production of flow control equipment and energy-saving equipment. It is expected that the facility will be completed in 2010. The total estimated construction cost is approximately $5,000,000 (excluding the land use rights).

As of September 30, 2009, the Company incurred approximately $7 million and recorded as construction in progress with no significant contingent payments related to the third party.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

NOTE 16	SUBSEQUENT EVENTS

In the third quarter of fiscal year 2009, the Company adopted the provisions of ASC Topic 855, “Subsequent Events” and evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the nine months period ended September 30, 2009 on November13, 2009.

On October 13, 2009, the Company entered into a Termination and Modification Agreement (the “Agreement”) with two IR firms. Pursuant to the Agreement, the Company and two IR firms mutually agreed to terminate the IR consulting agreement dated June 1, 2009, and the two IR firms agreed to surrender a portion of the aggregate 250,000 shares (pre reverse split) subject to warrants which they received under the Agreements. To adjust for the surrender, on the same terms, the Company issued warrants to purchase an aggregate of 36,111 shares (post reverse split) of its common stock to these two firms. These warrants have an exercise price of $1.80 per share (adjusted for the reverse split). As a result, the number of shares under all the warrants outstanding was reduced by 47,222 shares, so that now there are an aggregate of warrants to purchase of up to 102,778 shares (post reverse split) of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL DESCRIPTION OF BUSINESS

As used herein the terms "we", "us", "our," the “Registrant,” “NFEC” and the "Company" means, NF Energy Saving Corporation, a Delaware corporation, formerly known as NF Energy Saving Corporation of America, Diagnostic Corporation of America, Global Broadcast Group, Inc., and Galli Process, Inc. These terms also refer to our subsidiary corporation, Liaoning Nengfa Weiye Energy Technology Corporation Ltd. (“Nengfa Energy”), formerly known as Neng Fa Weiye Pipe Network Construction and Operation Co. Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“PRC”) acquired in November 2006.

NF Energy Saving Corporation was incorporated under the laws of the State of Delaware in the name of Galli Process, Inc. on October 31, 2000 for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company further changed its name to “NF Energy Saving Corporation, in both instances to more accurately reflect our business after a stock exchange transaction with Neng Fa. Our principal place of business is 21-Jia Bei Si Dong Road, Tie Xi Qu, Shenyang, P. R. China 110021. Our telephone number is (8624) 2560-9750.

On November 15, 2006, we executed a Plan of Exchange ("Plan of Exchange"), among the Company, Neng Fa, the shareholders of Neng Fa (the "Neng Fa Shareholders") and Gang Li, our Chairman and Chief Executive Officer ("Mr. Li").

Pursuant to and at the closing of the Plan of Exchange, which occurred on November 30, 2006, we issued to the Neng Fa Shareholders 12,000,000 shares of our common stock, or 89.4% of our then outstanding common stock, in exchange for all of the shares of capital stock of Neng Fa owned by the Neng Fa shareholders. Immediately upon the closing, Neng Fa became our 100% owned subsidiary, and the Company ceased all of our current remaining operations and adopted and implemented the business plan of Neng Fa.

On September 5, 2007, we established a new sales company “Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd” (“Sales Company”), a limited liability corporation organized and existing under the laws of the Peoples’ Republic of China. The Sales Company is a subsidiary, which is 99% owned by Neng Fa.  The Sales Company engages in the sales and marketing of flow control equipments and products in PRC.

On January 31, 2008, to better reflect our energy technology business we changed the name of our 100% own subsidiary “Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd” to “Liaoning Nengfa Weiye Energy Technology Company Ltd.” (Nengfa Energy). Nengfa Energy’s area of business includes research and development, processing, manufacturing, marketing and distribution of energy saving flow control equipment; manufacturing, marketing and distribution of energy equipment, wind power equipment and fittings; energy saving technical reconstruction; and energy saving technology consulting services.

On August 26, 2009, the Company completed a 3 to 1 reverse share split of its common stock.  As a result, the total number of shares of outstanding common stock changed from 39,872,704 pre-split to 13,291,387 post-split.

Nengfa Energy specializes in the energy technology business.  We provide energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries. We also are engaged in the manufacturing and sales of the energy-saving flow control equipment. Currently, our flow control equipment business holds a leading position in China. The Company has the Det Norske Veritas Management System Certificate which certifies that our products conform to the Management System Standard ISO9001:2000. We have been a member of the Chicago Climate Exchange since 2006. In 2007, Nengfa Energy received contracts for three sections of the prominent project “Redirect the water from the Rivers in the South to the North Middle Section Jingshi Section Water Supply Engineering Project.” This project was completed and passed inspection in 2008.  In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their respective water supply systems.  In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

Our principal future development includes enhancing our technical consulting and design capabilities, enhancing and strengthening the energy-saving services capacity to serve electric power companies, water supply enterprises and the industrial sector energy conservation, improve our range of energy-saving products and develop new energy equipment production capacity. We are aiming to become a main supplier of new energy equipment, energy-saving equipment and flow control devices; become a major operator of energy-saving technological transformation projects and comprehensive management of energy-saving emission reduction projects; and become the general contractor of energy-saving technological transformation projects.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in compliance with our contract terms, 2) our ability to compete effectively with other companies in our industry segments, 3) our ability to raise capital or generate sufficient working capital in order to effectuate our business plan, 4) our ability to retain our key executives, and 5) our ability to win and perform significant construction and infrastructure projects.

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

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company’s revenue is principally derived from three primary sources: Sales of energy saving flow control equipment, Provision of energy project management and sub-contracting service, and Provision of energy-saving reconstruction projects.

(a) Sale of products

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers during a period from one to six months. When the Company completes production in accordance with the customer’s specification, the customer is required to inspect the finished products at the Company’s plant to approve quality and conformity and finally acceptance. Once the product is accepted by the customer, the Company undertakes delivery to the customer, usually within a month.

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the nine months ended September 30, 2009 and 2008.

(b) Service revenue

Service revenue is derived from energy-saving technical services, project management or sub-contracting services that are not an element of the arrangement for the sale of products. These services are generally billed on a time-cost plus basis, for the period of service which is generally from two to three months.

Revenue is recognized, net of business taxes when the service is rendered and accepted by the customers.

(c) Project revenue

For the energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Subtopic 605-35, “Construction-Type and Production-Type Contracts” to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation subject to the customers for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the nine months ended September 30, 2009, the Company did not recognize any project revenue.

(d) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, and are due within the contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law.

Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market (net realizable value), with the cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. Quarterly, the Company reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, and (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s normal depreciation policy if the title is to eventually transfer to the Company. The periodic lease payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of Accounting Standards Codification ("ASC") Subtopic 835-30, “Imputation of Interest”.

Stock-based compensation

The Company adopts ASC Topic 718, "Stock Compensation", ("ASC 718") using the fair value method. Under SFAS No. 123(R), the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

For non-employee stock-based compensation, the Company adopts ASC Subtopic 505-50,“Equity-Based Payments to Non-Employees”, Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, which ever is more readily determinable in accordance with ASC 718.

Income Taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon an audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely sustainable than not upon audit, the Company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely sustainable than not upon audit, the Company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the nine months ended September 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its majority of business in PRC and, therefore, is subject to tax in that jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the PRC tax authorities. For the period ended September 30, 2009, the Company filed and cleared its 2008 PRC tax return with the tax authority.

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

The reporting currency of the Company is the United States dollar ("US$"). The Company's subsidiaries in PRC, Nengfa Energy and Sales Company maintain their books and records in the local currency of PRC, Renminbi ("RMB"), which is the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Subtopic 830-30, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2009	September 30, 2008
Period-end RMB:US$1 exchange rate	6.8376	7.0726
Average monthly RMB:US$1 exchange rate	6.8425	6.8718

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $7,566,421 and $15,204,957 for the three and nine months ended September 30, 2009, respectively, as compared to $4,601,826 and $11,763,310 for the corresponding periods in 2008. Total revenues increased by $2,964,595 and $3,441,647, a 64% and 29% increase for the three and nine months ended September 30, 2009, respectively, as compared to total revenues for the three and nine months ended September 30, 2008.

In the middle of 2008, the Chinese government announced more flexible monetary policies and financial policies. The Chinese government then indicated it will invest close to 4 trillion RMB to stimulate domestic demand and announced ten policies to promote economic stability and growth. Several of the policies included promotion of domestic projects for civil engineering, basic infrastructure, construction for environmental protection and reconstruction. The policies implemented relating to stimulus spending on basic infrastructure projects and construction projects for environmental protection, in particular, should greatly benefit Nengfa Energy’s energy saving business, which fits within the policies orientated towards energy saving infrastructure projects for municipalities and industrial companies. We expect, as a result of these widespread government policies, to experience significant growth in all areas of our business in the 2009 and 2010 fiscal years.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy-saving flow control equipment and wind-energy equipment. Product revenues were $6,697,102 and $13,426,663, or 89% and 88% of total revenues for the three and nine months ended September 30, 2009, as compared to $3,557,112 and $8,836,478, or 77% and 75% of total revenues for the corresponding periods in 2008. Product revenues increased by $3,139,990, a 88% increase, to $6,697,102 for the three months ended September 30, 2009 and increased by $4,590,185, a 52% increase, to $13,426,663 for the nine months ended September 30, 2009 as compared to the corresponding three and nine month periods in 2008. The Company has several very large contracts which require a longer period of time to produce the flow control equipment needed for such projects. During the third fiscal quarter of 2009, there was  significant growth in product revenues due to the Company having delivered on a relatively large amount of contracts and a significant amount of revenue from on-going contracts. In this period the Company also entered into several new contracts.

Service Revenues

Service revenues are derived principally from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers. Service revenues were $869,319 and $1,778,294, or 11% and 12% of total revenues for the three and nine months ended September 30, 2009, as compared to $ 939,406 and $2,108,342, or 20 % and 18% of total revenues for both the corresponding periods in 2008. Service revenues decreased by $70,087, a 7% decrease, to $869,319 for the three months ended September 30, 2009, and decreased by $330,048, a 16% decrease, to 1,778,294 for the nine months ended September 30, 2009, as compared to the corresponding three and nine month periods in 2008.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification and customization to customers’ installations. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three and nine months ended September 30, 2009. Project revenues were $105,308 and $818,490, or 2% and 7% of total revenues for the three and nine months ended September 30, 2008. Project revenues decreased by $105,308, a 100% decrease, to $0 for the three months ended September 30, 2009 and decreased by $818,490, a 100% decrease, to $0 for the nine months ended September 30, 2009 as compared to the corresponding three and nine month periods in 2008.

The Company continues to negotiate and conduct feasibility studies with respect to several potential projects; accordingly, we anticipate that the Company will continue to have project revenues in future periods, provided these or other contracts are won and concluded.

COSTS AND EXPENSES

Cost of Revenues

Cost of product revenues consists primarily of material costs, direct labor, depreciation and manufacturing overheads, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $4,848,371 and $10,282,666 for the three and nine months ended September 30, 2009, respectively, as compared to $3,365,584 and $8,518,889 for the corresponding three and nine month periods in 2008. The total cost of revenues increased by $1,482,787 (44%) and $1,763,777 (21%) for the three and nine months ended September 30, 2009, as compared to total cost of revenues for the corresponding three and nine months periods in 2008. The increase in total cost of revenues was due to the increase in operating revenues during this period.

The overall gross profit for the Company was $2,718,050 (36%) and $4,922,291 (32%) for the three and nine months ended September 30, 2009, respectively. Profit margin increased by $1,481,808, a 120% increase, to $2,718,050, for the three months ended September 30, 2009 and increased by $1,677,870, a 52% increase, to $4,922,291 for the nine months ended September 30, 2009, as compared to the corresponding three and nine month periods in 2008.

Cost of Products

Total cost of products was $4,200,439 and $9,016,453, or 87% and 88% of total cost of revenues, for the three and nine months ended September 30, 2009, respectively, as compared to $2,639,688 and $6,391,906, or 78% and 75% of total product revenues, for the corresponding three and nine month periods in 2008. The cost of products increased by $1,560,751 to $4,200,439, an increase of 59% of total cost of revenues, for the three months ended September 30, 2009, as compared to the corresponding period in 2008. The cost of products increased by $2,624,547 to $9,016,453, an increase of 41% of total costs of revenues, for the nine months ended September 30, 2009, as compared to the corresponding period in 2008. The significant increase of cost of products is due to the increase in product revenue.

The gross profit for products was $2,496,663 and $4,410,210, or 92% and 90% of the total gross profit for the three and nine months ended September 30, 2009, respectively, as compared to $917,424 and $2,444,572, or 74% and 75% for the corresponding three and nine month periods in 2008. Gross profit for products increased by $1,579,239 to $2,496,663, a increase of 172%, for the three months ended September 30, 2009, as compared to the corresponding period in 2008. Gross profit for products increased by $1,965,638 to $4,410,210, a increase of 80%, for the nine months ended September 30, 2009, as compared to the corresponding period in 2008. The increase in gross profit for products is primarily due to significant increase in product revenues and relatively lower increase in cost of products.

Cost of Services

The cost of services was $647,932 and $1,266,213, or 13% and 12% of total cost of revenues, for the three and nine months ended September 30, 2009 respectively as compared to $711,781 and $1,517,172, or 21 % and 18% of total cost of revenues, for the corresponding three and nine month periods in 2008. The cost of services decreased by $63,849 to $647,932, a decrease of 9% of total cost of services, for the three months ended September 30, 2009, as compared to the corresponding period in 2008. The cost of services decreased by $250,959 to $1,266,213, a decrease of 17% of total cost of services, for the nine months ended September 30, 2009, as compared to the corresponding period in 2008.

The gross profit for services was $221,387 and $512,081, or 8% and 10% for the three and nine months ended September 30, 2009, respectively, as compared to $227,625 and $591,170, or 18% and 18% for the corresponding three and nine month periods in 2008. Gross profit decreased by $6,238 to $221,387, a decrease of 3%, for the three months ended September 30, 2009, as compared to the corresponding period in 2008. Gross profit decreased by $79,089 to $512,081, a decrease of 13%, for the nine months ended September 30, 2009, as compared to the corresponding period in 2008. The decrease in gross profit and gross profit margin for services is due to the decrease in services revenue not offset by the decrease in cost of services.

Cost of Projects

In 2007, the Company began contracting for energy-saving re-engineering projects that require significant modification and customization or the customer installations. The cost of projects was $0 and $0 of total cost of revenues, for the three and nine months ended September 30, 2009, respectively, as compared to $14,115 and $609,811, or 1% and 7% of total cost of revenues, for the corresponding three and nine month periods in 2008. The cost of service decreased by $14,115 to $0, a decrease of 100% of total cost of projects, for the three months ended September 30, 2009, as compared to the corresponding period in 2008. The cost of projects decreased by $609,811 to $0, a decrease of 100% of total cost of projects, for the nine months ended September 30, 2009, as compared to the corresponding period in 2008.

The gross profit for projects was $0 and $0 for the three and nine months ended September 30, 2009, respectively, as compared to $91,193 and $208,679, or 7% and 6%, for the corresponding three and nine month periods in 2008. Gross profit decreased by $91,193 to $0, a decrease of 100%, for the three months ended September 30, 2009, as compared to the corresponding period in 2008. Gross profit decreased by $208,679 to $0, a decrease of 100%, for the nine months ended September 30, 2009, as compared to the corresponding period in 2008.

Operating Expenses

Total operating expenses were $225,995 and $988,694, or 3% and 7% of total revenues, for the three and nine months ended September 30, 2009, respectively, as compared to $179,957 and $585,652, or 4% and 5% of total revenues, for the corresponding three and nine month periods in 2008. Total operating expenses increased by $46,038 to $225,995 for the three months ended September 30, 2009, and increased by $403,042 to $988,694 for the nine months ended September 30, 2009, as compared to the corresponding three and nine month periods in 2008. The increase for the nine months ended September 30, 2009, from the corresponding periods in 2008 primarily consists of a $349,000 increase in stock based compensation expense incurred at the fair value for the nine months ended 2009 for a commitment to issue warrants to purchase up to 450,000 shares of common stock to several investors relations firms for their work on behalf of the Company in the coming years. The number of shares subject to these warrants was adjusted to 150,000 as the result of a 3 to 1 reverse stock split effective on August 26, 2009.  Subsequent to the quarter end, warrants for the exercise of 47,222 shares of common stock (on a post-share split basis) were cancelled by mutual agreement with the warrant holders. The Company will report the adjustment of this operating expense in the financial statements for the year ending December 31, 2009.

Selling and marketing expenses

Sales and marketing expenses increased by $15,722 to $32,040 for the three months ended September 30, 2009, and increased by $27,895 to $106,493 for the nine months ended September 30, 2009, as compared to the corresponding three and nine month periods in 2008. The increase for the three and nine months ended September 30, 2009, from the corresponding period in 2008, are mainly due to increased sales and marketing activities during this period.

Research and development expenses

The Company incurred research and development expenses to study the possibility of using the Company’s existing manufacturing facilities and flow control equipment production expertise to produce equipment and fittings for wind power plants. The R&D effort enabled the Company to create a new line of business to tap into the developing demand for the equipment needed for new wind power plants that have been planned in PRC.

The Company incurred no research and development expenses for the three and nine months ended September 30, 2009. Research and development expense was $10,377 and $95,963, or 0.23% and 1% of total revenues, for the three and nine months ended September 30, 2008, respectively. Research and development expenses decreased by $10,377 to $0 for the three months ended September 30, 2009, and decreased by $95,963 to $0 for the nine months ended September 30, 2009, as compared to the corresponding three and nine months periods in 2008. The Company engaged in research and development activities during 2007 and 2008 to study the possibility of using the Company’s existing manufacturing facilities and flow control equipment production expertise to produce equipment for wind power plants. The decrease in research and development expenses for the three and nine months ended September 30, 2009, from the corresponding periods in 2008 is due to that the Company has completed this phase of the research and development in 2008.

General and administrative expenses

General and administrative expenses were $193,955 and $533,201, or 3% and 4% of total revenues, for the three and nine months ended September 30, 2009, respectively as compared to $153,262 and $411,091, or 3% and 3 % of total revenues, for the corresponding three and nine month periods in 2008. General and administrative expenses increased by $40,693 to $193,955 for the three months ended September 30, 2009, and increased by $122,110 to $533,201 for the nine months ended September 30, 2009, as compared to the corresponding three and nine month periods in 2008.

INCOME FROM OPERATIONS

As a result of the foregoing, for the three and nine months ended September 30, 2009, income from operations was $2,492,055 and $3,933,597, 33% and 26% of total revenues, as compared to $1,056,285 and $2,658,769, 23% and 23% of total revenues, for the three and nine months ended September 30, 2008. Our income from operations increased by $1,435,770 to $2,492,055, for the three months ended September 30, 2009, and increased by $1,274,828 to $3,933,597, for the nine months ended September 30, 2009, as compared to the corresponding three and nine month periods in 2008. The significant growth of income from operation is due to the large increase in sales revenue and relatively lower expenses.

Income tax expense

For the three and nine months ended September 30, 2009, income tax expense was $317,084 and $560,544, as compared to $167 and $472 for the three and nine months ended September 30, 2008. The Company is enjoying the tax holiday in PRC due to Neng Fa's foreign company status. During 2007, the Tieling City local government tax bureau in PRC approved Nengfa Energy as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 12.5% for the following three years.

As of September 30, 2009, the operations in the United States of America $1,414,329 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2029, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $495,015 on the expected future tax benefits from the net operating loss carry forward as the management believes it is more likely than not that these assets will not be realized in the future.

Effective from January 1, 2008, the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) became operative. Under the New CIT Law, Nengfa Energy, as a foreign investment enterprise continues to enjoy the unexpired tax holiday of 50%-reduction on the unified income tax through 2011, subject to a transitional policy. The Sales Company is a domestic company, which is subject to the unified statutory income tax rate of 25%. The Company’s effective income tax rates for the nine months ended September 30, 2009 and 2008 were 12.5% and 0%.

NET INCOME

As a result of the foregoing, we had net income of $2,176,468 and $3,427,329, 29% and 23% of total revenues, for the three and nine months ended September 30, 2008, as compared to net income of $1,065,096 and $2,676,207, 23% and 23% of total revenues, for the three and nine months ended September 30, 2008. Our net income increased by $1,111,372 (104%) to $2,176,468 for the three months ended September 30, 2009, and increased by $751,122 (28%) to $3,427,329 for the nine months ended September 30, 2009, as compared to the corresponding three and nine month periods in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the nine months ended September 30, 2009, net cash provided by operating activities was $2,747,074. This was attributable primarily to net income of $3,427,329, adjusted by non-cash items of depreciation $233,085 and stock based compensation $349,000, and a $1,267,184 decrease in working capital. The decrease in working capital in the first nine months of 2009 was due primarily to the decrease in inventories by $712,676, the increase in accounts payable by $1,651,801, a decrease in customer deposits by $5,286, an increase in value added tax payable by $418,602 and income tax payable of $317,003, partially offset by the increase in accounts receivable of $3,713,394, prepayments and other receivables of $165,247, and other payables and accrued liabilities of $48,087 in this period.

The large increase in accounts receivable of $3,713,394, an increase of 44% over the accounts receivables balances of $8,371,447 at December 31, 2008, is mainly due to increased sales and the continuing completion of contracts and a long payment cycle for some customers.  The latter has increased our accounts receivable because the large majority of our contracts are with customers that are large enterprises or stated-owned construction contractors or developers mainly engaged in the state government-sponsored infrastructure projects, such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phrases over an extended period of time. Our flow control equipment is used in the development phrase of these infrastructure projects. As is typical in our industry, the practice is that the Company is paid by the construction contractors and/or developers when they have been paid by the local government or state-owned enterprises, after full inspection of each milestone during the construction phrase. Because of the size, complexity and the high standards required in these infrastructure projects, the construction and inspection process may take a considerable amount of time. Therefore, we may not be able to collect the accounts receivable on the original schedule and sometimes only after a longer period than our originally agreed upon payment terms.

Notwithstanding the discussion in the preceding paragraph, we have a high level of assurance on the recoverability of our accounts receivable, which is based on our ongoing assessment of the customer credit-worthiness and their payment history. As a rule many of our customers or the ultimate party on which we are relying for payment are large state-owned corporations with good credit ratings. At the end of each period, we specifically evaluate the aging and collectibility of our accounts receivable. For account receivables that are past due or not being paid according to the payment terms, we take appropriate action to coordinate our recovery approach and to exhaust all means of collection, including seeking legal resolution in a court of law. We will consider an adjustment to the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments.

The account receivables with aging within 90 days, between 91 and 180 days, and between 181 and 360 days are $8,279,361, $3,020,303 and $806,694, respectively, representing 68%, 25% and 7% of the total account receivables, as of September 30, 2009. The Company does not have any off-balance-sheet credit exposure related to its customers.

When evaluating our financial condition, particularly our liquidity, the amount of accounts receivable and the time periods for which they have been outstanding should be taken into account.  As stated above, we regularly will evaluate the ability to collect and adjust the characterization of current accounts receivable and adjust the doubtful accounts reserve according. Despite our evaluations and actions, there are no absolute assurances which can be given that we will not have to take extraordinary measures for collection or significantly adjust our financial statements in the future.  If our actual collections experience changes, our financial condition may be adversely impacted.

We offer customers free 12-months’ product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer for 12 months, until the product warranty is expired. By September 30, 2009, the retention receivables were $974,378.

In addition, it is the Company practice to build up inventory to be able to fulfill its contracts during the installation of large infrastructure projects. The decrease in inventories of $712,676 reflects a lower inventory level which corresponds to the current sales level and our anticipated needs to fulfill contracts. The reason for the large increase in the prepayments and other receivables of $165,247, a 25% increase over the prepayments and other receivables balance of $652,842 at December 31, 2008, is due to increases in prepayments to vendors for raw materials, and tendering deposits. There are no prepayments to equipment vendors and prepaid operating expenses for the first nine months of 2009. The increase in accounts payable of $1,651,801 corresponds to the increased purchase of materials required for the production for several large contracts. The decrease in customer deposits of $5,286 and increase in value added tax payables of $418,602 is due to the increase in sales this period. The increase in income tax payable of $317,003 is because the Company started to pay a income tax, although at a reduced rate, in PRC in 2009, whereas the Company enjoyed an income tax holiday in 2008. The decrease of $48,087 in other payables and accrued liabilities is due to the decrease in welfare payables and other accrued expenses.

For the nine months ended September 30, 2008, net cash used in operating activities was $759,721. This was primarily attributable to our net income of $2,676,207, adjusted by non-cash items of depreciation $238,702, and a decrease in working capital of $3,674,630. The decrease in working capital in the first nine months of 2008 was due primarily to the increase in accounts receivable by $3,804,182, inventories by $609,412, prepayments and other receivables by $306,187, and the decrease in other payables and accrued liabilities by $156,442, partially offset by an increase in accounts payable by $849,318, customer deposits by $343,490, income tax payable by $167 and value added tax payables by $8,618 in this period.

The large increase in accounts receivable of $3,804,182, more than double the accounts receivables balances at December 31, 2007, is mainly due to the sales growth during the period. The increase in inventories of $609,412 reflects a higher inventory level the company maintains for the current sales level. The reason for the large increase in the prepayments and other receivables of $306,187, a 57% increase over the prepayments and other receivables balance of $605,989 at December 31, 2007, is that the Company expects the cost of the raw-material will increase in the coming year. In order to hedge the increase in raw material costs, the Company has signed more purchase contracts in advance with the suppliers and hence increased the amount of prepayments. The increase in accounts payable of $849,318 corresponds to sales growth during the period. The increase in customer deposits of $343,490 is also due to the increase in sales. An increase of $8,618 in value added tax payable is due to increased value added tax payable in this period. The decrease of $156,422 in other payables and accrued liabilities are due to the decrease in welfare payables, payables to equipment vendors and other accrued expenses.

Investing activities

For the nine months ended September 30, 2009, net cash used in investing activities was $3,488,353, and was primarily attributable to the purchase of plant and equipment for $179,089 and the payments for construction in progress of $3,317,133. For the nine months ended September 30, 2008, net cash used in investing activities was $738,043, and was primarily attributable to the purchase of plant and equipment.

In 2008, the local government commenced the approval process for the Company to establish a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, PRC. Such new manufacturing facility is developed for the production of flow control equipment and energy-saving equipment. It is expected that the facility will be completed in 2010. The total estimated construction cost is approximately $5,000,000 (excluding the land use rights).
 As of September 30, 2009, the Company incurred approximately $7 million and recorded as construction in progress with no significant contingent payments related to the third party.

Financing activities

For the nine months ended September 30, 2009, net cash provided by financing activities was $1,075,731 attributable to the payments on finance lease. For the nine months ended September 30, 2008, net cash provided by financing activities was $2,000,000 attributable to the issuance of common stock to two investors from a conversion of loans.

On April 28, 2008, the Company entered into a Securities Purchase Agreement with two investors to consummate a private placement of 6,645,376 shares of restricted common stock for an aggregate purchase price of $2,000,000 at a 50-trading days weighted average market quoted price of $0.30 per share. Each of the investors acquired one half of these shares of common stock, or 3,322,688 shares. As a result of this transaction, each of the investors owned 8.33% of the issued and outstanding common stock of the Company at the time. The proceeds were used to fund working capital. The Company also entered into various covenants with the investors, including its (i) obtaining a listing on a United States stock exchange not later than December 31, 2009, (ii) developing a step by step energy saving and emission reduction business plan as a products and service provider in consultation with the Investors, (iii) limiting business arrangements with affiliates, and (iv) establishing good corporate governance and seeking good financial development.

We anticipate we will need additional working capital in 2009 and in the future to fund the Company’s new business plans to help it the company to establish a manufacturing base for new energy equipment, to develop comprehensive energy saving infrastructure projects for municipalities, and to maintain our lead position in flow control equipment manufacturing. We may decide to pursue additional investment through the sale of equity or equity linked securities or debt financing to obtain the additional cash resources to fund our business and other future developments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls

Our chief executive officer and chief financial officer also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. Based on the evaluation, there have been no such changes during the quarter covered by this report.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

On May 21, 2007, a civil complaint Robert Dawley vs NF Energy Saving Corp. of America, etal. was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-18DAB. The complaint accused the defendant of breaching a contract for payment of money that was signed by Sam Winer, former Chief Executive Officer of the Company, before the commencement of the Company’s reverse merger. After being initially dismissed by the court, the action was authorized to proceed on November 16, 2007. A trial was held in the United States District Court, Middle District of Florida, Orlando on October 16, 2008. The District Court issued a judgment on December 11, 2008, awarding the plaintiff the sum of $400,000 against the Company, plus prejudgment interest in the amount of $132,821.92, with continuing interest of $131.51 per day on the $400,000 obligation until it is paid. The Court further adjudged that the plaintiff shall surrender certain shares of common stock he holds in the Company upon payment of the $400,000. In the event the plaintiff fails to surrender the specified shares of stock after payment, the Company may cancel the stock. Any payments or collection under the judgment shall be credited first to interest.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued warrants to several service providers which provide for the purchase of up to 150,000 shares of common stock, at $1.80 per share, as adjusted for a reverse split of the common stock effective on August 26, 2009.  The service providers were either accredited investors or sophisticated investors, and the warrants were issued under the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.  Subsequently, by negotiation with two of the service providers, the number of shares under these warrants outstanding was reduced by 47,222 shares, so that now there are warrants to purchase of up to 102,778 shares of common stock.

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

NF Energy Saving Corporation (Registrant)

Date: November 11, 2009	By:	/S/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: November 11, 2009	By:	/S/ Li Hua Wang
Li Hua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002