Form 10-K
period 2009-12-31
NF Energy Saving Corp
filed 2010-03-30
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 000-50155

NF ENERGY SAVING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	02-0563302 (I.R.S. Employer ID Number)

21-Jia Bei Si Dong Road, Tie Xi Qu Shenyang, P. R. China (Address of Principal Executive Offices)	110021 (Zip Code)

(8624) 2560-9750
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐    No ☒

As of June 30, 2009, the aggregate market value of the common equity held by non-affiliates of the registrant was$17,698,544, based on the price of $2.55 per share which the registrant’s common stock was last sold..

As of March 12, 2010 there were 13,315,486 shares of the registrant’s common stock outstanding.

NF ENERGY SAVING CORPORATION
FORM 10-K

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K (“Form 10-K”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Exchange Act that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1A - Risk Factors.”

PART I

ITEM 1. BUSINESS

The Company

As used herein the terms “we”, “us”, “our,” “NFEC” and the “Company” means, NF Energy Saving Corporation, a Delaware corporation, formerly known as NF Energy Saving Corporation of America, Diagnostic Corporation of America, Global Broadcast Group, Inc., and Galli Process, Inc. These terms also include our subsidiaries, Liaoning Nengfa Weiye Energy Technology Company Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“PRC”), and Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd., a limited liability corporation organized and existing under the laws of the PRC.

NF Energy Saving Corporation was incorporated under the laws of the State of Delaware under the name of Galli Process, Inc. on October 31, 2000 for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company further changed its name to NF Energy Saving Corporation, in both instances to more accurately reflect our business after the Plan of Exchange (see below). Our principal place of business is 21-Jia Bei Si Dong Road, Tie Xi Qu, Shenyang, P. R. China 110021. Our telephone number is (8624) 2560-9750.

On November 15, 2006, we executed a Plan of Exchange (“Plan of Exchange”), among the Company, Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd. (“Nengfa”), the shareholders of Nengfa (the "Nengfa Shareholders") and Gang Li, our Chairman and Chief Executive Officer (“Mr. Li”). At the closing of the Plan of Exchange, which occurred on November 30, 2006, we issued to the Nengfa Shareholders 12,000,000 shares of our common stock, or 89.4% of our then outstanding common stock, in exchange for all of the shares of capital stock of Nengfa owned by the Nengfa Shareholders. Immediately upon the closing, Nengfa became our 100% owned subsidiary, and the Company adopted and implemented the business plan of Nengfa.

On September 5, 2007, we established a new sales company, Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. (“Sales Company”). Sales Company is a subsidiary, which is 99% owned by Liaoning Nengfa Weiye Energy Technology Company Ltd. Sales Company engages in the sales and marketing of flow control equipments and products in PRC.

On January 31, 2008, to better reflect our energy technology business we changed the name of Nengfa to Liaoning Nengfa Weiye Energy Technology Company Ltd. (“Nengfa Energy”). Nengfa Energy’s area of business includes research and development, processing, manufacturing, marketing and distribution of energy saving flow control equipment; manufacturing, marketing and distribution of energy equipment, wind power equipment and fittings; energy saving technical reconstruction; and energy saving technology consulting services.

On August 26, 2009, the Company completed a 3 to 1 reverse share split of its common stock. As a result, the total number of shares of outstanding common stock changed from 39,872,704 pre-split to 13,291,387 post-split. On December 11 and December 15, 2009, there were certain warrant exercises on a cashless basis that resulted in the issuance of an additional 24,099 shares of our common stock, and thus the total number of shares of outstanding common stock increased from 13,291,387 to 13,315,486

The structure of our corporate organization is as follows:

Business Description

Nengfa Energy specializes in the energy technology business.  We provide energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries. We are also engaged in the manufacturing and sales of the energy-saving flow control equipment. At present, our valve business holds a leading position in China. Our company has the Det Norske Veritas Management System Certificate, which certifies that our products conform to the Management System Standard ISO9001:2000. We have been a member of Chicago Climate Exchange since 2006. In 2007 Nengfa Energy received contracts for our products and services to be used in three sections of the prominent project “Redirect the water from the Rivers in the South to the North water supply engineering project, Middle Section- Jingshi Section”. This phase of the  project was completed and passed inspection in 2008.  In 2008, the Company also received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems. In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

Our principal development focus is to complete the construction of our new energy manufacturing facility which will enhance the Company’s product lines and expand the manufacturing capacity.  In conjunction with the planned facility expansion, we also will undertake efforts to optimize the business structure of the Company, develop other low-carbon technologies, and promote energy-saving technologies efficiency as part of our sales efforts. We are aiming to become the navigator of the small to medium sized energy saving service industry by integrating sources in new energy and energy conservation and environmental protection.

Products and Services

Our products and services include the manufacturing and sales of energy-saving flow control equipment, energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, water power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries.

Production and Sales of Energy Saving Flow Control Equipment

The Company’s current principal business is the production and sale of energy-saving valves, intelligent valves, and flow control equipment.  This business currently accounts for the majority of the Company’s revenues.

Pipeline transport is one of the basic modes of transportation together with rail transport, road transport, air transport and water transport. Water, gas, oil, and heat rely on various kinds of pipelines and pipe networks to be transported to end users.  In the case of water pipelines, such systems are also used for public health and safety, waste and flood control.

The key to the efficiency and energy conservation of the pipeline transportation process is the valve and the flow control equipment. Having unique technology in this field, Nengfa Energy has obtained a number of patents and applied for other patents in China for flow control devices, especially in the area of the bidirectional seal zero revelation installation system with its special characteristics. Using valves of this type can result in reduced energy consumption by 20% for customers and has received favorable evaluations throughout the world. The reduced energy consumption thereby increases the efficiency of the pipeline system. It is widely used in the fields of electric power, hydro power, petroleum, and natural gas. The Nengfa Energy valves were awarded “Number One Energy Saving Value of China” by the Chinese Energy Conservation Association. These products currently are exported to the United States, Japan, South Korea, Vietnam, India, Iraq, and Afghanistan.

Because these technologies are an important revenue source and represent an important part of the energy efficiency focus of the Company, Nengfa Energy will continue to develop comprehensive energy conservation and reduction equipment and services, and to pursue research and development and manufacturing of flow control and new energy related equipment.

Energy Saving Reconstruction Projects

We also have a business focus on the reconstruction of various industrial boiler/furnace systems with the objective of modernization and overall efficiency improvement of existing systems.  Efficiency can be expressed in several ways, such as lower operating costs, reduced energy consumption, recapture of by-products which can be used for other purposes, and pollution reduction.

China’s industrial boilers and furnaces are used mainly in the iron and steel, metallurgy, building materials, machinery manufacturing, chemical industry and other high energy consumption industries. Their energy consumption accounts for about 10% of China’s total energy consumption. Half of the enterprises have outdated technology and equipment, and experience serious waste of energy. Using our existing technology, we can reconstruct the boiler’s or furnace’s structure, its heat source system, combustion system, and control system, and thereby both improve the overall efficacy of the system and yield important conservation and pollution control benefits.

One of the most important opportunities for the Company is to undertake projects that refurbish or reconstruct industrial boilers and create cogeneration opportunities for coal fired boilers.  In the PRC, 95% of the industrial boilers are coal fired. The effect of these types of boilers in the industrial setting is that they are very inefficient because they have the following problems:  (i) they typically have smaller capacities than required for the purpose for which they are employed, (ii) their output is not matched to the auxiliary equipment used by the boilers, (iii) they use fuel that is not optimized for the size and design of the boiler, and (iv) the boilers are typically at or beyond their estimated useful life.  Overall, it is estimated that these types of boilers are operating at about 60-70% of their efficiency, which is 20% below that of international standards. The inefficiency, in part, results from their use of mixed sizes of coal particles in layer combustion. Among these types of boilers, about 60% of them are clockwise rotation boilers. The use of the differing sizes of the coal particles results in a highly inefficient combustion, due to the poor ventilation for the combustion to be effective and the accumulation of dust which chokes the combustion.  Therefore, the coal is not totally burned and there is a loss of potential energy. The current methods of coal feed to the boilers and the current combustion cannot solve this problem. Given the large quantities of these types of industrial boilers in use, the Company sees a tremendous opportunity to focus on boiler transformation technology and projects.

The Nengfa Energy solution is to redesign and reconstruct elements of an existing boiler or boiler system to improve its overall performance and increase its optimization rates.  This is done in a number of different ways, such as the following:

a)                      Boilers using a pulverized coal fired or a clockwise rotation chain grate system can be refitted with a circulating fluidized bed combustion technology.  This change has the benefit of permitting the boiler to use a lower grade of coal but improve the thermal efficiency.  The ash from the fluidized bed combustion system can be used in building materials, which is a valuable by-product and reduces pollution output.

b)                      The control system of a boiler can be either reconstructed or modified to improve the operations of the unit and system.

c)                      The coal feed system of a boiler system can be altered to provide more efficient coal layer arrangement according to different volume and nature of the coal , with the effect that the boiler will fully combust the coal.  This improves the operating cost and fuel optimization.

d)                      Another change that can be made to boilers is to improve the ventilation system, with the result that the combustion of the fuel is improved, efficiency is increased and operating costs are reduced.

e)                      One of the most important improvements that the Company seeks to introduce into existing and into new boiler systems are methods to reclaim discharged water.  The Company designs recovery equipment which permits recovery of significant amounts of the waste water used in a traditional boiler.  This recovery can also improve the capture of pollutants by the boiler system.

f)                      Another important improvement is heat recovery of a boiler, whether it is coal, natural gas or petroleum fueled.  By-product heat can be used in a number of different ways, such as to create steam for other uses or localized heating of the factory. The further use of the residual heat reduces its emission into the atmosphere, thereby reducing heat pollution. This can be an additional source of income or help reduce operating costs.

Nengfa Energy is capable of designing and introducing steam thermal systems into existing systems with the effect of recovering the condensed water, eliminating the leakage losses due to faulty or worn steam trap valves and improving the heat preservation systems.

Another area of energy savings is the reconstruction of motor drive systems. In China, motor drive systems use about two thirds of the total electricity consumption of the country.  About 90% of these motors are AC asynchronous motors.  Nengfa Energy redesigns such systems to convert them so that they can be used for variable load fans and pumps through frequency conversion and speed regulation technology. NF Energy focuses on the reconstruction and energy conservation on the fans of power station boilers, industrial furnaces and kilns, and the energy-saving pumps in the cold/hot water pipe system. As we analyze whole industrial project reconstruction projects, we can also provide power conservation reconstruction in solid material conveyor systems used in the mining, metallurgy, iron and steel industries.

Approximately 12% of China’s power consumption is for lighting.  As one of the most important energy-saving projects, the Chinese government plans to popularize 150 million energy-saving lamps to the whole country during the "Eleventh Five Year Plan" period through a fiscal subsidy in an effort to replace the inefficient incandescent lamps and other lighting products. The government also plans to reduce the consumption of power by changing the use of lighting through a rational distribution of public lighting, improving the quality of power consumption and introducing on-demand controls. Between 2008 and 2009, Nengfa Energy, as one of the assigned companies by the National Development and Reform Commission, distributed 2.5 million green lighting products in Liaoning Province China.

A new business for the Company is biomass power generation projects.  The Company cooperates actively with different levels of municipal governments, corporations and strategic partners, to jointly develop potential projects in this area. At present, the Company is discussing with a municipality a biomass central gas supply project to a county. This project will use the slurry from local chicken farms and straw to generate gas and establish a city gas pipeline supply system.

The Company believes that the above energy-saving technological transformation measures have considerable economic benefits after their implementation to the end-user.  As noted, the benefits are not only in the improved operations, but are also reflected in cleaner operations, pollution reduction, and lower energy consumption and costs.  Some of these elements also can also make a company eligible to receive pollution credits, which can add directly to the bottom line of operations of a plant.  Additionally, the by-products may also provide a source of additional income.

Comprehensive Energy Conservation And Emission Reduction Services For Municipalities

China State Council, in its 11th Five-Year Plan for 2005 through 2010, set energy conservation and emission reduction targets to be achieved by local governments and industries.  These initiatives effect the policy decisions of the national and local governments.  It is expected that the next five year plan of the China State Council will expand the initial objectives for environmental improvement in China, with increased funding, more stringent objectives and greater breadth in green initiatives.

2010 is the last year of the "Eleventh Five-Year" emission reduction targets. It is also the first year for China to put forward its 40-45% emission reduction target, which is a point of emphasis for the Chinese government. Mr. Zhang Shaochun, the Vice Minister of Finance for the central government, has stated that the special funding for the energy-saving emission reduction industry will be 70% more than the prior year, which will be up to 500 billion RMB. The state intends to promote large-scaled energy-saving and efficiency products and will support key energy-saving emission reduction projects.

In a 2010 government report from the office of the Chinese Premier, Wen Jiabao, it was stated that: "We shall put greater efforts on development of low-carbon technologies, promotion of efficient energy-saving technologies, and actively develop new energy and renewable energy…."  The report further stated that the country "…should attempt to engage in construction characterized by industrial carbon emissions system and consumption patterns.” This indicates that in 2010 and thereafter low carbon initiatives "…will become a new impetus and engine for economic development, and it will become a new weathervane for construction of  leading industrial systems and consumption patterns.”

The Ministry of Finance is increasing investment in the development of a low-carbon economy. The government sees promotion of energy-efficiency resulting in economic benefits and promoting growth in higher value technologies and industries. Therefore the expectation is that government support for energy saving projects will be widespread and touch on many aspects of the economy, including geo-water sources, energy management contracts, efficient motors and other energy-saving elements in the industry. This will promote the development of energy efficiency, industrial energy efficiency and energy-efficient power transmission and distribution.

Nengfa Energy already has experience in energy project management in China.  Going forward, the Company will further develop its business model and regularly will seek projects to develop comprehensive energy conservation and emission reduction solutions for building energy conservation.

Wind Power Systems

An important part of the Chinese government’s 11th Five Year Plan is to encourage the development of wind power as a significant source of energy for the country.  This is due in part to the growing recognition that fossil fuels are becoming more difficult to locate and develop. Such fuel is becoming more expensive as it becomes subject to greater world-wide demand, and China will become one of the largest energy consuming countries as its industrial output increases and the standard of living of its population improves.

To address this potential market opportunity, the Company conducted research during 2007 and 2008 into wind production equipment and concluded that it could effectively compete in this segment of the energy industry.  To that end the Company designed and is building a production facility to produce new energy equipment.  This facility is expected to be operational in the second quarter 2010. The current product includes a 1.5MW wind power equipment system (the hub, forward engine room foundation, bearing seat, and the principal axle). The planned facility is anticipated to have the capacity to provide 300 sets of wind power equipment of this configuration per year.  We believe that the market for the equipment will be both to users in China and to users in different countries.

Cooperation and Technology Agreements

General Electric Alliance

Nengfa Energy signed a Strategic Cooperation Agreement with GE Enterprise Development (Shanghai) Co. LTD ("GE") in July 2009.

The GE technology which Nengfa Energy will employ in the blast furnace waste recovery project at the Iron & Steel Co. is a proven technology which differs from other types of waste heat recovery technologies because it is capable of using the low heating value blast furnace waste flue gas to produce steam for electric power generation. If not for the GE technology, blast furnace flue gas with low heating value would either be let go into the open air, causing pollution and leaving the heat unused, or have to be mixed for power generation with the flue gas from coking furnaces, which contains higher heating value and other usable chemicals. The GE waste heat to power technology is applicable in most steel plants in China and Nengfa Energy's project of using the GE technology in the Iron & Steel Co. creates a cooperative relationship between Nengfa Energy and GE with great opportunities for duplicating the success into many other Chinese steel mills.

Recently, the Company and GE jointly approached a company with the intention of implementing a bio-mass power generation project by using cow dung, chicken manure, pig manure and other biomass.

Global Environmental Facility (GEF) / World Bank (WB) / National Development and Reform Commission (NDRC)

The GEF/WB/NDRC China Energy Conservation Promotion Project began in 1997. It was sponsored by the GEF--the Global Environmental Facility and implemented by the World Bank in cooperation with the Chinese government. The project's goal is to help China promote energy conservation and energy efficiency with a free market mechanism—the “Energy Performance Contract,” which has been successful in Western developed countries.

The senior managers of Nengfa Energy, especially Mr. Gang Li and Mrs. Lihua Wang, have more than ten years of experience in leading one of the pilot and demonstration companies of the GEF/WB/NDRC China Energy Conservation Promotion Project, and have succeeded in achieving investment, energy saving and environmental protection objectives in more than 200 major industrial energy efficiency enhancement projects. Nengfa Energy has developed a full range risk assessment and mitigation system for energy efficiency projects, from energy saving potential assessment, customer credit evaluation, technical solution design, technology and product procurement, engineering construction quality control, project operation management, to project financing and payment collection. Nengfa Energy's experience in energy efficiency project profit maximization and risk mitigation have been used as training materials by China Energy Management Companies Association (EMCA) in its training programs for new energy service companies.

Municipal Government of Zibo City, Shandong Province

Nengfa Energy signed an Energy Conservation and Emission Reduction Cooperation Framework Agreement with the municipal government of Zibo City, Shandong Province in November 2009. The two parties plan to set up a joint venture in Zibo City with total investment of RMB100 million. The joint venture’s main business is carrying on energy saving projects through an Energy Management Contract (“EMC”) basis, i.e. including energy saving planning, consulting, energy auditing, providing energy saving solutions, engineering design, project financing, project management, energy saving technology development and production of energy saving products.

Osaka Gas, Japan

In July 2007, Nengfa Energy signed an agreement with Osaka Gas, Japan on an experimental project of concentration technology of low concentration coal bed methane in a Mining Administration Bureau, China. The project has continued for two years and is expected to obtain provincial and national identification on its energy conservation performance  in 2010. After which, the technology will be promoted in domestic coal companies.

The explored reserve of coal bed methane in China is 0.1 trillion cubic meters, but only 2.3 billion cubic meters are pumped from coal mines, within which, only about 40% is utilized and the rest, about 60% of low concentration coal bed methane, is wasted due to technology constraints. Therefore, the Company believes that using low concentration coal bed methane in power generation has a large market potential. It is expected that Nengfa Energy will be engaged in these projects in the future. However, there is no assurance that Nengfa Energy will be the project partner at this time.

Schneider Electric SA

Nengfa Energy signed a cooperation agreement with Schneider Electric (China) Investment Co., Ltd. in 2008 to establish a strategic partnership to develop integrated energy saving and reconstruction projects. Schneider Electric is responsible for project development, and Nengfa Energy provides energy saving and reconstruction solutions regarding the heat, water and cooling systems, and is the project contractor of these reconstruction projects in China.

Patents and Technology

Nengfa Energy currently has been issued two invention patents and has applied for eleven new patents in the PRC.  We rely on our patents and pending patents for market differentiation and to compliment our ability to bid on and win contracts for the large industrial projects in which we typically participate.  We expend a certain amount of time and economic resources in developing and maintaining our leading position in the flow valve industry.

The invention patents include the following:

a)                      Processing technology of butterfly valve seal (ZL2006 1 0152644.8), which expires on September 26, 2026; and

b)                      Butterfly valve body dynamic seal ring pointing device (ZL2007 1 0159250.X), which expires on December 28, 2027.

The patents that we have applied for include the following:

a)                      An energy-saving heat-sink used in heating  (ZL2008 2 0218146.3), with an application date of September 23, 2008
b)                      A device used in energy-saving boiler combustion ( ZL2008 2 0218145.9), with an application date of  September  23, 2008;

c)                      Butterfly valve sealing ring instruction device (ZL2007 2 0185293.0), with an application date of December 12, 2007;

d)                      Butterfly valve with block for opening butterfly plate (ZL2007 2 0185289.4), with an application date of December 12, 2007;

e)                      Piston flow-adjusting valve with removable piston sealing ring (ZL2007 2 0185288.X), with an application date of December 12, 2007;

f)                      J-shaped large dimension butterfly valve hard sealing ring (ZL2007 2 0185292.6), with an application date of December 12, 2007;

g)                      Composite valve sealing ring (ZL2007 2 0185290.7), with an application date of December 12, 2007;

h)                      Multi-level buffering full oriented valve fuel tank (ZL2007 2 0185287.5), with an application date of December 12, 2007;

i)                      Fluid control valve on-off speed control device (ZL2007 2 0185286.0), with an application date of December 12, 2007;

j)                      T-shaped large dimension butterfly valve rubber sealing ring (ZL2007 2 0185291.1), with an application date of December 12, 2007; and

k)                      Butterfly valve with butterfly plate adjusting device (ZL2008 2 0231340.5), with an application date of September 23, 2008;

In addition to the patent protection that we seek, we also rely on the confidentiality of our operations, proprietary know-how and business secrets.  Although we do not have formal agreements with our employees, we do consider our employees work to be proprietary and owned by the Company.  Where necessary, we will take steps to protect our intellectual property interests under the laws of the PRC. There can be no assurance that we will be able to enforce our rights if they are improperly taken by our employees or adopted by our competitors outside of sanctioned use and royalty agreements with the Company.

Certain of our service offerings will not be patentable or otherwise registrable as intellectual property.  Therefore, the Company will rely solely on such services being proprietary.  As such the Company will have to rely on the services being more advanced or better than its competitors’ offerings or rely on trade secret laws and protections.  Such protections in the PRC are considered rather weak and are difficult if not impossible to enforce.  Consequently, it may be possible for our competitors to obtain our information and to copy, adopt or adapt our methods, services and technical aspects to their own business with no assurance that we will be able to prevent them from using the intellectual property in competition with us.

The Company does not have any significant trademarks in use at this time.  As our business develops, we will consider the advantage of developing specific trademarks for our products and services and seeking registration of those marks with the PRC government authorities for their protection.

Markets and Customers

The South-North Water Diversion Project is a multi-decade project undertaken by the Chinese government to better utilize water resources available to China. Part of this massive project was brought forward to provide additional water supply for the 2008 Olympics in Beijing. While the main task is to divert water from the Yangtze River to the Yellow River and Hai River, other spin-off plans are also loosely included. Among these, a plan calling for the capture and diversion of water from Brahmaputra River, located in Yarlung Zangbo Grand Canyon north of India, has been under study for years. This is because the heavily industrialized Northern China has a much lower rainfall and its rivers are running at reduced rates as demand increases for industrial water and general population usage. For example, the Yellow River and Hai River have experienced significant flow reduction and at times during certain years have been dried.

Currently, the Grand Canal is being upgraded, as the Eastern route for diverting water to the North. Water from the Yangtze River will be drawn into the canal in Jiangdu City, where a giant 400 m³/s. pumping station was built in the 1980s, and will then be fed uphill by pumping stations along the Grand Canal and through a tunnel under the Yellow River, from where it can flow downhill to reservoirs near Tianjin. Construction on the eastern route officially began in December 2002, and water is supposed to reach Tianjin by 2012.

The central route for the water diversion project is from Danjiangkou Reservoir on Han River, a tributary of the Yangtze River, to Beijing. This route is built on the North China Plain and, once the Yellow River has been crossed, water can flow all the way to Beijing by gravity. The main engineering challenge is to build a tunnel under the Yellow River. Construction on the central route began in 2004. In 2008 the 307 km-long Northern stretch of the central route was completed at a cost of $2 billion. Water in that stretch of the canal does not yet come from the Han River, but from various reservoirs in Hebei Province south of Beijing. Farmers and industries in Hebei have had to cut back their water consumption to allow for water to be transferred to Beijing. The whole project was expected to be completed around 2010. This has recently been set back to 2014 to allow for more environmental protection elements to be built into the system. A major difficulty in completion of the central route has been the resettlement of approximately 250,000 persons around Danjiangkou Reservoir and along the route. Another consideration that has to be accommodated in the implementation of the central route is the effect of removing approximately one third of the water from Han River and the effect of that reduction on the environment and other users that currently depend on the Han River. One long-term consideration to reduce the effect on the Han River basin is to build another canal to divert water from the Three Gorges Dam to Danjiangkou Reservoir.

The western route for the water diversion project is to divert water from the headwaters of the Yangtze River into the headwaters of the Yellow River. In order to move the water through the drainage divide between these rivers, huge dams and long tunnels are needed to be built to cross the Tibetan-Qinghai and Western Yunnan Plateaus. The feasibility of this route is still under study and this part of the project will not start anytime soon.

To date, the Company has participated in the water diversion project by being a supplier of valves for various parts of the water flow infrastructure.  And as part of providing that equipment, the Company has also provided design and related services. Contracts related to this project represented approximately 29.45% of the gross revenue of the Company for 2009.  We anticipate that revenues related to this project will continue to represent a significant portion of the Company revenues for 2010. The Company intends to continue to provide long term after-sale and consultant services in connection with such contracts.

In addition to the water diversion project, the Company also supplies valves and related equipment to the power generation industry (thermal, hydroelectric, wind and nuclear). Customers in these market segments are well-established, larger state and private corporations. Combined, these markets represent approximately 70.55 % of the revenues of the Company for 2009.

In connection with its work on the water diversion project and some of the power plan projects, the Company has a preferred provider agreement with Nengfa Weiye Tieling Valve Joint Stock Co., Ltd. (“Tieling Valve”) under which Nengfa Energy is the preferred provider of the valves and other related flow control equipment that Tieling Valve required in its own work on the water diversion project.  The agreement is in the manner of a right of first refusal whereby Tieling Valve is obliged to offer supply opportunities to Nengfa Energy within its scope of product offerings and expertise, but Tieling Valve is not prohibited from developing other supply arrangements.  Tieling Valve and Nengfa Energy have agreed to cooperate to develop and market their respective technologies, equipment, products and services for their respective and mutual benefit, and will work together to examine and expand their respective businesses.  Under the agreement, each party retains full right to their respective intellectual property.  The agreement terminates in 2013, but by its terms will automatically extend for additional one year terms unless notice of termination is given by one party to the other at least six months prior to the then termination date.

The Company will focus its marketing to the wind power generation and the boiler/furnace industry through participation in and addressing government organizations and industry associations related to energy conservation and emission reduction.  Marketing will also focus on equipment suppliers and end-users such as the larger and medium sized high energy consumption enterprises that provide or use the kinds of products and services that the Company currently offers or plans to offer.  The focus will not only be to sell the products and services, but also to learn of the customers needs so that the Company can develop and adapt its products and services to the needs of its customer base.  Another important aspect of the marketing strategy will be to participate directly in the consulting and reconstruction services of energy conservation projects organized by government agencies. Nevertheless, the Company plans to continue to participate in the bidding process for government projects, in an effort to enhance its market position.

The Company’s marketing and sales strategy also relies on the use of exclusive agents throughout China who act as marketing agents and after sale service providers.  The Company currently has 23 exclusive agents national wide. At certain times each year, the Company provides and organizes training sessions for these agents and their personnel.  These sessions provide the Company with a valuable opportunity to gather feedback and to foster an exchange of technical ideas. These agents have agreements with the Company to sell NF flow control equipments and systems, and they are managed by the Sales Company. The Company evaluates the productivity of these exclusive agents annually, based on how well they achieve the annual sales target established by the Company. The Company typically will terminate its agreement with those agents that miss the sales targets.

Raw Materials

The major raw materials for our production are pig iron, steel, copper, and plastic. We source our materials locally in China. Nengfa Energy is located in Liaoning Province which is China’s largest production base for iron and steel. We have stable long term supply arrangements for our principal raw materials based on long standing business relationships. Since we are located close to the supplies of many of our essential raw materials, we enjoy price and transportation cost advantages over our competitors and competing users. Through our advanced technology and our management of raw materials, we are able to manage and improve our consumption rates of the raw materials we use in production, which results in lower operating expense and extension of our inventories.

Regulatory Compliance

The products that represent a majority of our sales are subject to regulatory standards and code enforcement which typically require that these products meet stringent performance criteria. Standards are established by industry testing and certification organizations such as the Ministry of Mechanical and Electronic Engineering of China, the American Society of Mechanical Engineers (A.S.M.E.), the Canadian Standards Association (C.S.A.), the Japanese Standards Association (J.S.A.), the International Association of Plumbing and Mechanical Officials (I.A.P.M.O.), Factory Mutual (F.M.), and Underwriters Laboratory (U.L.). These standards are incorporated into state and municipal plumbing and heating, building and fire protection codes in China.

We maintain stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements. Our products are certified to conform to the ISO 9001 standards by the Det Norske Veritas Management System.

Competition

We believe that the valve products of the Company place it in a leading position in the flow control equipment production industry in China.  For super-size mid-low pressure energy-saving flow control equipment and systems, the Company has an extensive competitive advantage compared to Chinese domestic manufactures. Other manufactures that are focusing on the development of different products may finally enter into this competition. Our potential competitor is China Valve Technology.

In the other areas of the Company’s business, there are many different competitors with differing focuses and strengths.  To some extent, boilers and furnaces are specialized to particular industries and output requirements.  This specialization engenders specialization in the design, manufacture and installation of new equipment and retrofit solutions.  Therefore, there are many engineering and manufacturing companies that focus on certain types of boilers and furnaces resulting in a relatively fragmented market for these services. The same is true for the retrofit and reconstruction of other industrial systems for improved energy efficiency, as well as for the localized projects for energy conservation and biomass utililization, and similar projects. Therefore, the competition that the Company faces tends to be localized companies with no dominant players at this time.

In the wind power equipment market, the Company believes that there are other companies that provide similar equipment to what the Company intends to commence manufacturing and selling in 2010.  Many of the suppliers may be international companies.  Because this is a newer industry, the market participants are somewhat fragmented, and there are no discernable market leaders at this time in the China market.  Also, because of the expected demand for this type of equipment, there are not anticipated to be identifiable competitors in the short term.

We plan to compete based on our ability to address a wide spectrum of solutions in our various market areas. We believe our competitive advantages result from our patented technologies, our strategic relationships with engineering companies, our marketing and our business relationships.  We plan to continue to expand these aspects of our business to further grow our core businesses and provide solutions for the energy savings and green energy projects.  We intend to participate actively in the government sponsored projects and government contracting.

Research and Development

The research and development expenses are to develop new products or new production technologies, including significant improvements to existing products. The research and development expenses include the materials and labor costs. We incurred research and development expenses to study the possibility of using the Company’s existing manufacturing facilities and valve production expertise to produce equipment and fittings for wind power plants. The R&D expense for 2008 and 2007 were $111,030 and $370,633, respectively. Due to the integral relationship between the R&D on the design of products during the process of satisfying customer requirements and manufacturing our flow control equipment, the cost for R&D for 2009 was relatively low and we recorded the R&D cost as part of the cost of production in fiscal year 2009.

Employees

As of December 31, 2009, there were 225 employees including 31 management personnel working in our subsidiaries located in China. We believe we have a good relationship with our employees.

Other

Our internet website address is http://www.nfenergy.com . Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy and registration statements, and all of our insider Section 16 reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the “Investors” section of our website.

ITEM 1A. RISK FACTORS

Investors should carefully consider the following risk factors, in addition to other information included in this annual report, in evaluating NF Energy Saving Corporation and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Risks Related to Our Business

We have a relatively short operating history and are subject to the risks of any growing enterprise, any one of which could limit our growth and our product and market development.

Our operating history makes it difficult to predict how our businesses will develop and where the Company will find success.  This is especially true in respect of our expansion into areas other than flow valve technology and their design, sales and installation.  Accordingly, we face all of the risks and uncertainties encountered by companies in earlier stages to development and initial expansion, such as: (i) uncertain and continued market acceptance for our product extensions and our services; (ii) the evolving nature of the wind energy equipment industry in the PRC, where significant consolidation may occur, leading to the formation of companies which may be better able to compete with us than is currently the case; (iii) the fragmented nature of the boiler and furnace business which may limit our ability to penetrate the market and provide comprehensive solutions on a sufficiently wide basis to make the business profitable; (iv) changing competitive conditions, technological advances or customer preferences could adversely effect the sales of our products or services; (v) maintaining our competitive position in the PRC and competing with Chinese and international companies, many of which have longer operating histories and greater financial resources than us; (vi) continuing to offer commercially successful products to attract and retain a larger base of direct customers and ultimate users; (vii) maintaining effective control of our costs and expenses; and (viii) retaining our management and skilled technical staff and recruiting additional key employees.

If we are not able to meet the challenge of building our businesses and managing our growth, the likely result will be slowed growth, lower margins, additional operational costs and lower income.

We may be unable to generate sufficient cash flow from operations or obtain financing in the future to support our operations and expansion.

Having access to sufficient operating funds and capital funds for expansion will affect our ability to execute our business plan. We finance our business mainly through internally generated funds and, from time to time, selling equity securities to raise additional capital. There is no guarantee that we will always have internal funds available for our future development or that we will be able to raise capital from investor financing and loans granted by investors and financial institutions in the future. In addition, there may be delays in the process of selling our securities, which may require us to cut back on our operations or expansion activities. Our access to debt or equity financing depends on the investors’ and banks’ willingness to lend to and invest in us, our financial condition and on general conditions in the capital markets.  We may not be able to secure additional sources of financing on commercially acceptable terms, if at all.  Any shortfall in our cash flow and capital needs may result in our having to curtail our business plans or have an adverse effect on our financial condition.

We believe that we need to raise additional capital for the expansionary elements of our business plan, which financing may not be available or available on terms favorable to us.

During the next phase of our business development, as we continue our planned expansion into the wind energy equipment segment and other aspects of the energy savings industry, we believe that we will need to raise additional capital from outside sources during the next year or two.  We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.  One possible impediment to raising capital is the tightening credit policies of the Chinese banks and the continued effects of the global credit and financial crisis of 2008-2009. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We cannot be sure that we will be able to secure all the financing we will require, or that it will be available on favorable terms. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

We have pledged our assets in connection with a debt financing completed in early 2010, which may limit our ability to raise debt based financing in the future.

In connection with the private placement of notes to two investors in early 2010, the Company pledged its assets in China as security for the debt of $960,000.  The debt is due in one year, but is repayable with equity.  While the debt is outstanding and the lenders hold the security in our assets, our ability to obtain additional debt financing from individual investors and institutional lenders who demand similar security through our assets may be limited.  The current holders of the secured debt are not required to subordinate their security interest to other lenders and may not be willing to do so if requested.

Efforts to protect our intellectual property rights and to defend against claims against us can increase our costs and will not always succeed. Any failures could adversely affect our sales and results of operations or restrict our ability to conduct our business.

Intellectual property rights are important to many aspects of our business.  We actively pursue patent protection in our flow valve business, and we expect to pursue intellectual property rights in our other business endeavors as we develop unique solutions to business demands.  We, however, may be unable to obtain protection for our intellectual property. Even if protection is obtained, competitors may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent, detect or defend. In addition, because of the rapid pace of technological change and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. The patents of others could reduce the value of our commercial or pipeline of products or, to the extent they cover key technologies on which we have unknowingly relied, require that we seek to obtain licenses at a financial cost to us or cease using the technology, no matter how valuable the patents may be to our business. We cannot assure you we would be able to obtain such licenses on acceptable terms. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of our and the proprietary rights of others. There is a risk that the outcome of such litigation will not be in our favor. Such litigation may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover such costs from other parties. The occurrence of any of the foregoing may harm our business, results of operations and financial condition.

Finally, implementation of PRC intellectual property-related laws has historically been limited, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property.

For aspects of our business we rely on strategic relationships, and there is no assurance that we will be able to renew these arrangements.

We have several strategic relationships which provide us with access to technology and provide us with a competitive advantage. These include the relationships with GE Enterprise Development (Shanghai) Co. LTD., Global Environmental Facility /  World Bank  / National Development and Reform Commission, Osaka Gas, Japan, and Schneider Electric (China) Investment Co, Limited. There is no guarantee that any of these agreements and arrangements will provide the benefits that we hope will result or that the relationships will be renewed. Moreover, there is no assurance that any steps we have already taken or might take in the future will ensure the successful renewal of any or all our rights or the granting of further new rights or that the terms of any renewals would not be significantly less favorable to us than the terms of our current agreements.  The loss of such arrangements or diminution of the rights may have an adverse impact on our business development, including product offerings, research and development and competitive position.

We derive a substantial part of our revenues from several major customers, therefore if we lose any of these customers or they reduce the amount of business they do with us in the future, our revenues may be affected

Our two largest customers, Nengfa Weiye Tieling Valve Joint Venture Company, Ltd and Shenyang Baotong Gate Company, accounted for 72% of our revenues for the year ended December 31, 2009 and accounted for 70% of our revenues for the year ended December 31, 2008. Our largest customer, Nengfa Weiye Tieling Valve Joint Venture Company, Ltd., accounted for 62% of our revenues in the year ended December 31, 2009. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be materially adversely affected.  Although we have a preferred provider agreement with our largest current customer with a term ending in 2013, which is automatically renewable, there can be no assurance that the customer will continue to have the current level of demand or will not seek to modify, terminate or breach the agreement.

Our technology may not satisfy the changing needs of our customers.

With any technology, including the technology of our current and proposed products, there are risks that the technology may not successfully address our customers' needs.  Certain of our product offerings in relation to the wind energy equipment will be new for the Company. While we have already established successful relationships with our customers, their needs may change or vary. This may affect the ability of our present or proposed products to address all of our customers' ultimate technology needs in an economically feasible manner.

We may not be able to keep pace with rapid technological changes and competition in our industry.

While we believe that we have hired or engaged personnel and outside consultants who have the experience and ability necessary to keep pace with advances in technology, and while we continue to seek out and develop "next generation" technology through our research and development efforts, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market. In addition, our industry is competitive in various aspects. Although we believe that we have developed strategic relationships to best penetrate the China market, we face competition from other manufacturers of product similar to our products and services. Some of these companies have significant advantages over us with respect to their products, marketing and services, and their financial resources and customer relationships.

If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business.

We depend on our productivity capacity to complete existing orders and provide delivery on time. If we are unable to finish the production when needed we would experience delays in realizing our sales objectives and our financial results could be adversely affected. The first phase of our new production facility, which will include expansion for a number of our business lines, including our wind energy equipment business, is under construction and expected to be completed in 2010. If there is a delay on completing the new facility, it will negatively impact our predicted production capability, which in addition negatively affects our financial results.

We may experience high account receivables balances from time to time, which may have an adverse effect on our operating profitability and cash flow and financing needs.

Although we generally have a 30 to 90 day accounts receivable period, if our customers extend the period in which they pay, we will experience a reduced cash flow, which could have an adverse effect on our ability to fund our operations and growth.  One result may be that we will have to obtain outside financing and our operating expense will increase.  Extension of the accounts receivable period may also result in reduced collections, which will adversely affect our operations and profitability.

To the extent that we depend on government projects, our business is dependent on government policy and, to some extent, government funding and government contracts.

Although we do not characterize our business as a government contractor, some aspects of our business are indirectly dependant on government policy, government funding, and government contracts. For example, the water diversion project is largely a government funded project, and our customers are contractors with the government.  It is possible that our wind energy equipment business will also be highly dependent on government funding, if not government contracts.  Much of the pollution control and green industries are dependent on government policy to implement societal improvements.  Our business has a number of aspects that are dependent on the government and our products, services and revenues are dependent on policies that can change if the government officials determine to redirect attention and investment to other aspects of society and industrial development.  Therefore, if there is change or modification in government policy concerning any of the areas of our business, we may suffer a reduction in demand for our products and services and a reduction in our revenues.

Additionally, as a number of our customers are dependant on the government for their revenues through the provision of products and services on government contracts or government funded projects, there may be delays in our receiving payment for our products and services.

Fluctuation in the availability and cost of our raw materials may have an adverse effect on our operations and results of operations.

A portion of the inventory of raw materials and parts may be affected by fluctuations in the availability of the items and the price.  Such things may include steel, electronic components, power systems, paints and welding rods.  We do not generally have long term supply contracts with our suppliers, but rely on long standing relationships.  To the extent that we are not able to obtain the requirement materials and parts necessary to enable us to fabricate our products, or we are required to pay more for such items, then there could be an adverse effect on our operations and our results of operations.

We may be unable to effectively manage our growth.

As we expand our business into several different areas of energy savings and green industry, we will need to manage our growth effectively, which may entail devising and effectively implementing business plans, training and managing our growing workforce, managing our costs, and implementing adequate control in our reporting systems in a timely manner. We may not be able to successfully manage our growth. Our failure to do so could affect our success in executing our business plan and adversely affect our revenues, profitability and results of operations.

If we fail to successfully manage our planned expansion of operations, our growth prospects will be diminished and our operating expenses could exceed budgeted amounts.

Our ability to offer our services in an evolving market and in different markets requires  effective planning and management process. We have expanded our operations rapidly since inception, and we intend to continue to expand them in the foreseeable future. This rapid growth places significant demand on our managerial and operational resources and our internal training capabilities. In addition, we plan to increase our total work force. This growth will continue to substantially burden our management team. To manage growth effectively, we must implement and improve our operational, financial and other systems, procedures and controls on a timely basis and expand, train and manage our workforce, particularly our sales and marketing and support organizations. We cannot be certain that our systems, procedures and controls will be adequate to support our current or future operations or that our management will be able to handle such expansion and still achieve the execution necessary to meet our growth expectations. Failure to manage our growth effectively could diminish our growth prospects and could result in lost opportunities as well as operating expenses exceeding the amount budgeted.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls, and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC thereunder. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Our operations are vulnerable to natural disasters or other events.

Our operating income may be reduced by natural disasters in locations where we own and/or operate significant manufacturing facilities or are working on significant projects.  Some types of losses, such as from earthquake, severe winter storms and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in any particular property, as well as any anticipated future revenue from such property.

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs.

Despite numerous testing and quality controls, defects may be found in existing or new products. Any such defects could cause us to incur significant return and exchange costs, re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed.

Our business could be subject to environmental liabilities.

We use certain hazardous substances in our operations. Currently we do not anticipate any material adverse effect on our business, revenues or results of operations, as a result of compliance with Chinese environmental laws and regulations. However, the risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

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

Because our funds are held in banks in the PRC that do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

We substantially depend on a few key personnel who, if not retained, could cause declines in productivity and operational results and loss of our strategic guidance, all of which would diminish our business prospects and value to investors.

Our success depends to a large extent upon the continued service of a few executive officers and key employees, including, Mr. Gang Li, our Chairman, Chief Executive Officer and President.  The loss of the services of one or more of our key employees would have an adverse effect on us and our PRC operating subsidiaries, as these individuals play a significant role in developing and executing our overall business plan and maintaining customer relationships and proprietary technology systems. While none of our key personnel is irreplaceable, the loss of the services of any of these individuals would be disruptive to our business. We believe that our overall future success depends in large part upon our ability to attract and retain highly skilled managerial and marketing personnel. There is no assurance that we will be successful in attracting and retaining such personnel on terms acceptable to the Company or the employee. Inadequate personnel will limit our growth, and will be seen as a detriment to our prospects, leading potentially to a loss in value for investors.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our Chairman, Chief Executive Officer and President, Mr. Gang Li, beneficially owns approximately 37.26% of the outstanding shares of our common stock and is our largest single stockholder.  Together with, Ms Luiha Wang, who is our Chief Financial Officer, they own 47.78% of the outstanding shares of our common stock.  Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions. The interests of these stockholders may differ from the interests of the other stockholders.

We are responsible for the indemnification of our officers and directors.

Delaware law and our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations.   Any payment in respect of these indemnification rights could have an adverse effect on our cash flow and our results of operations.

Risks Related to Our Company’s Common Stock

Future sales of our common stock could adversely affect our stock price.

We have a substantial number of outstanding shares held by persons that are able to sell or will be able to sell in the near future under Rule 144.  Additionally, there are a significant number of shares in the public float.  The holders of these shares subject to Rule 144 include our significant shareholders and a number of investors. If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could be adversely affected. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity or equity based securities.

We are listed on the OTC Bulletin Board, which can be a volatile market.

Our common stock is quoted on the OTC Bulletin Board, a NASDAQ sponsored and operated quotation system for equity securities. It is a more limited trading market than the NASDAQ markets, and timely and accurate quotations of the price of our common stock may not always be available. Investors may experience low trading volume and price volatility. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.  Additionally, factors that may have little to do with the Company operations and business prospects may have dramatic impact on the price and volume of stock traded on the OTC.

Although we are seeking to change to have our common stock traded on an exchange, there can be no assurance that we will obtain an exchange listing for our common stock.  To obtain an exchange listing requires an application and lengthy review process by the exchange.  Even if we do obtain an exchange listing, our stock may still experience trading volatility and there is no assurance that trading volumes will increase.

Trading of our common stock has been limited, which may make it difficult for investors to sell their shares at times and prices that investors feel are appropriate

To date, trading of our common stock has been limited. The lower trading volumes adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

While our stock is traded on the OTC our common stock may at times be characterized as a “penny stock,” with the result that at those times it will be more difficult for shareholders to sell shares of our common stock.

From time to time, our common stock may be considered a “penny stock” under SEC rules which is at times when it is traded on the OTC Bulletin Board at prices lower than $1.00. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchaser. Broker-dealers also must provide customers that hold penny stocks in their accounts with such broker-dealers a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to investors in violation of the penny stock rules, investors may be able to cancel the purchase and get the money back. The penny stock rules may make it difficult for investors to sell their shares of our stock, and because of these rules, there is less trading in penny stocks. Moreover, many brokers simply choose not to participate in penny-stock transactions. Accordingly, investors may not always be able to resell shares of our common stock publicly at times and at prices that investors feel are appropriate.

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

We believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

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

Because we have not paid dividends, investors will not realize any income from an investment in our common stock unless and until investors sell their shares at profit.

We did not pay dividends on our common stock in the period 2007 through 2009, and we do not anticipate paying any dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, the success of our business activities, general financial condition, future prospects, general business conditions and such other factors as our Board of Directors may deem relevant.

Risk Related to Doing Business in China

 Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

All of our business operations are currently conducted in the PRC, under the jurisdiction of the PRC government.  Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China.  China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources.  While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China.  The PRC government has implemented various measures to encourage economic development and guide the allocation of resources.  Some of these measures benefit the overall PRC economy, but may also have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

Unprecedented rapid economic growth in China may increase our costs of doing business, and may negatively impact our profit margins and/or profitability.

Our business depends in part upon the availability of relatively low-cost labor and materials.  Rising wages in China may increase our overall costs of production.  In addition, rising raw material costs, due to strong demand and greater scarcity, may increase our overall costs of production.  If we are not able to pass these costs on to our customers in the form of higher prices, our profit margins and/or profitability could decline

We may suffer currency exchange losses if the RMB depreciates relative to the US Dollar.

Our reporting currency is the US Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China changed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer officially pegged to the US dollar, and the exchange rate will have some flexibility, although recently it has been fairly stable.  Despite the stability, there is increasing pressure to dissociate the RMB from the US Dollar and let it float more in line with the state of the Chinese economy and other important trading currencies.  Hence, considering the floating exchange rate regime, if the RMB depreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will decline in value and if the RMB appreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will increase in value.  There are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

New labor laws in the PRC may adversely affect our results of operations.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law.  The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce.  Further, it requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

Changes in PRC Corporate Income Tax Law may affect our effective tax for 2008 and beyond.

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

The Corporate Income Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous income tax laws and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. All of these foreign invested enterprises will be subject to the withholding tax on January 1, 2008. Since we intend to reinvest our earnings to further expand our businesses in mainland China, we do not intend to declare dividends in the foreseeable future. Accordingly, as of December 31, 2009, we have not recorded any withholding tax on the retained earnings of our foreign invested subsidiary in China.

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

Our China subsidiary Nengfa Energy, being a foreign invested enterprise, enjoyed a two year exemption from corporate income tax for 2007-2008 and will enjoy a reduced corporate income rate of 15% for the three years from 2009-2011. If we cannot continue to obtain the unexpired tax holidays and reduced corporate tax rate or if the withholding tax on dividends is applied to our business, our effective tax rate will be increased significantly.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all our revenues in RMB. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from the SAFE by complying with certain procedural requirements. However, approval from the SAFE or its local branch is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

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

It may be difficult to enforce any civil judgments against us or our board of directors or officers, because most of our operating and/or fixed assets are located outside of the United States.

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

Because our assets are located overseas, shareholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

Because all of our assets are located in the PRC, they may be outside of the jurisdiction of U.S. courts to administer if we are the subject of an insolvency or bankruptcy proceeding. As a result, if we declared bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the U.S., under U.S. Bankruptcy law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

Our main operation is located at 118 Guang Yu St., Yinzhou District, Tieling City, Liaoning Province, People’s Republic of China, which is leased from a third party for a payment of approximately $43,854 per year. The lease is renewed every year automatically at the expiration date. The leased property covers a total area of 113,355 square feet, of which approximately 91,000 square feet is used for factory, and 22,000 square feet is used for office. This space is adequate for our present and planned future operations. No other businesses operate from this office.

Nengfa Energy has established a manufacturing base for new energy equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province. We are building a new energy equipment manufacturing facility that we believe will meet international and domestic standards for a high technology facility. This facility will cover an area of 33 acres. The construction will be completed in late 2010. Total estimated construction cost of a new manufacturing facility is approximately $16 million (including land use rights of approximately $3 million). After completion, we anticipate that this facility will significantly increase Nengfa’s manufacturing capacity for production of new energy equipment.

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

On January 6, 2009, the Company filed a notice of appeal 09-10140-B in the United States of Court of Appeals for the 11th Circuit from the District Court’s judgment. The Company has engaged an attorney to prosecute its appeal of the above judgment. The Company has also accrued an adequate amount for this contingent liability on its balance sheet and has taken a loss on litigation on the income statement this period. In addition, the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang, have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on the Company.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGNA.OB”. The symbol after the Company’s name change to NF Energy Saving Corporation of America was “NFES.OB”. On August 26, 2009, the Company further changed its name to NF Energy Saving Corporation, and the symbol was changed to “NFEC.OB”. The following table sets forth the high and low bid prices posted on the OTC Bulletin Board for our Common Stock for the years ended December 31, 2009 and 2008 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock (Adjusted Stock Price)
	High	Low
Fiscal year ends at December 31, 2009
First quarter	$0.84	$0.12
Second quarter	$2.73	$0.30
Third quarter	$6.80	$2.40
Forth quarter	$4.51	$3.40

Fiscal year ends at December 31, 2008
First quarter	$1.65	$0.33
Second quarter	$1.05	$0.57
Third quarter	$1.14	$0.90
Forth quarter	$0.93	$0.18

 Record Holders

As of March 12, 2010, we had 1,370 common shareholders of record.

Dividends

Since inception of NFEC, we have not paid cash dividends on our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payments of cash dividends in the future will be dependent upon, among other things, the amount of funds available therefore, our earnings, financial condition, capital requirements, and other factors which the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Form 10-K, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Transfer Agent

Between October, 2006 and August 10, 2009, our transfer agent was Guardian Registrar & Transfer, Inc. located at 7951 SW Sixth Street, Suite 216, Plantation, Florida  33324. On August 10, 2009, we changed our transfer agent to Corporate Stock Transfer, Inc, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado, 80209.

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

The Company’s revenue is principally derived from three primary sources: sales of energy saving flow control equipment, provision of energy project management and sub-contracting services, and provision of energy-saving reconstruction projects.

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2009 and 2008.

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

(c)     Project revenue

For the energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Subtopic 605-35, “Construction-Type and Production-Type Contracts” to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation subject to the customers for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the year ended December 31, 2009, the Company did not recognize any project revenue.

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

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2009 and 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which the asset becomes fully operational and after taking into account its estimated residual values:

	Depreciable life	Residual value

Plant and machinery	3－20 years	5%

Furniture, fixture and equipment	5－8 years	5%

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

For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its business in the PRC and, therefore, is subject to tax in that jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the PRC tax authorities. For the year ended December 31, 2009, the Company filed and cleared its 2008 PRC tax return with the requisite tax authority.

RESULTS OF OPERATIONS
Year Ended December 31, 2009 compared to Year Ended December 31, 2008

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES
Total revenues were $20,323,997 and $15,834,944 for the years ended December 31, 2009 and 2008, respectively. Total revenues increased $4,489,053, a 28.35% increase, for the year ended December 31, 2009 compared to total revenues for the year ended December 31, 2008.

In 2009, the Chinese government announced more flexible monetary policies and financial policies. The Chinese government invested close to 4 trillion RMB to stimulate domestic demand and has announced ten policies to promote growth. The Chinese government plans to strongly expand policies for domestic projects on civil engineering, basic infrastructure, constructions for environmental protection and reconstruction to promote economic stability and growth. The Chinese government’s policies to stimulate the Chinese economy by its spending on basic infrastructure and constructions for environmental protection should greatly benefit Nengfa Energy’s energy saving business which fits into government stimulus policies on building energy saving infrastructure for municipalities and industrial companies. We expect significant growth for all areas of our business in 2010.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and provision of engineering services. Product revenues were $17,439,021 and $11,632,269, or 85.81% and 73.46% of total revenues for the years ended December 31, 2009 and 2008, respectively. Product revenues for the year ended December 31, 2009 increased $5,806,752 a 49.92% increase, compared to the product revenues for the year ended December 31, 2008. The increase in product revenues is due to the increase in valve and flow control equipment orders that year.

Service Revenues

Service revenues are derived principally from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Service revenues were $2,884,976 and $3,330,113, or 14.19% and 21.03% of total revenues for the years ended December 31, 2009 and 2008, respectively. Service revenues for the year ended December 31, 2009 decreased $445,137, a 13.37% decrease, compared to the service revenues for the year ended December 31, 2008. This reflects the Company’s efforts in expanding sales of its energy saving flow control equipment, and thus restructured the revenue sources this year. Therefore, the service revenue decreased in 2009 from the prior period.

Project Revenues

Project revenues are derived principally from energy-saving re-engineering projects that require significant modification or customization or installation subject to the customer’s approval. The Company applies the percentage-of-completion method to recognize project revenues. Project revenues were zero for the year ended 2009. The project revenue was $872,562, or 5.51% of total revenues for the year ended December 31, 2008. Since the energy saving projects generally require large initial capital investments, and because the Company greatly expanded product revenues, this has changed the product mix for this fiscal year. Our Company is developing comprehensive energy saving projects for industrial companies and municipalities and we believe that the revenues from energy saving projects will grow in 2010.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $13,700,704 and $11,436,787, or 67.41% and 72.22% of total revenues for the years ended December 31, 2009 and 2008, respectively. The total cost of revenues increased by $2,263,917, 19.80% for the year ended December 31, 2009 compared to the total cost of revenues for the year ended December 31, 2008. The increase in total cost of revenues was due to increased supporting costs for increasing sales.

The overall gross profit for the Company was $6,623,293 and $4,398,157 or 32.59% and 27.78% for the years ended December 31, 2009 and 2008 respectively. The profit margin increased by 17.31% for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Cost of Products

Total cost of product revenues was $11,638,113 and $8,383,388, or 66.74% and 72.07% of products revenues, for the years ended December 31, 2009 and 2008, respectively. The cost of product revenues increased by $3,254,725, or 38.82% for the year ended December 31, 2009 compared to the cost of revenues for the year ended December 31, 2008. The increase in product costs of 38.82% compared to the increase in product revenues of 49.92%, reflects the cost increase due to increased sales, and at the same time reflects the Company’s implementation of controls on its product costs. The gross profit for products was $5,800,908 and $3,248,881, or 33.26% and 27.93% for the years ended December 31, 2009 and 2008, respectively. There was an increase in gross profit of $2,552,027 and a significant increase in gross profit margin of 19.08% for products.

Cost of Service

Total cost of service revenues was $2,062,591 and $2,421,109, or 71.49% and 72.70% of service revenues, for the years ended December 31, 2009 and 2008, respectively. The cost of service revenues decreased by $358,518 (-14.81%) for the year ended December 31, 2009 compared to the cost of revenues for the year ended December 31, 2008. The decrease in cost of service revenues of 14.81% is greater than the decrease in services revenues of 13.37%. The gross margin for services was $822,385 and $909,004, or 28.51% and 27.30%, for the years ended December 31, 2009 and 2008, respectively. The decrease in gross margin of $86,619 is due to the significant decrease in costs to support the relative smaller decrease in service revenues, and therefore the gross margin rate still grew by 4.4% over last year.

Cost of Projects

For the year ended December 31, 2009, the Company has no project cost. The project cost was $632,290 or 72.46% of project revenues, for the years ended December 31, 2008. The Company has a large pipeline of energy saving projects; however, since the energy saving projects generally require large initial capital investments, there has been no new project investment made in 2009. Therefore, there was no project revenue or cost in 2009.

Operating Expenses

 The total operating expenses were $1,138,312 and $921,888, or 5.60% and 5.82% of total revenues, for the year ended on December 31, 2009 and 2008, respectively. The total operating expenses increased by $216,424 (23.48%) for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Sales and marketing expenses

On September 5, 2007, the Company established a new subsidiary, Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd., to conduct the sales and marketing of valves products in the PRC. The total sales and marketing expenses were $122,446 and $169,082, or 0.60% and 1.07% of total operating revenues, for the years ended December 31, 2009 and 2008, respectively. The decrease in sales and marketing expenses was $46,636.

Research and development expenses

Research and development expenses are incurred to develop new products or new production technology including significant improvements to existing products. The research and development expenses include the materials and labor costs. Our Company incurred research and development expenses to study the possibility of using the Company’s existing manufacturing facilities and valve production expertise to produce equipment and fittings for wind power plants. Due to the integral relationship between the R&D on the design of products during the process of satisfying customer requirements and manufacturing our flow control equipment, the cost for R&D for 2009 was relatively low，and we recorded the R&D cost as part of the cost of production in fiscal year 2009.

General and administrative expenses

General and administrative expenses increased by $263,060 to $1,015,866, 5.00% of total revenues, for the year ended December 31, 2009, as compared to $752,806, 4.75% of total revenues, for the year ended December 31, 2008. This increase was primarily due to a stock compensation cost of $236,088 incurred for issuing warrants, which provided for cash-less exercise. After terminating a portion of these warrants on October 13, 2009, warrants to purchase up to 102,778 shares of common stock remained outstanding.

Income from Operations

As a result of the foregoing, our income from operations increased by $2,008,712 to $5,484,981, 26.99% of total revenues, for the year ended December 31, 2009, as compared to $3,476,269, 21.95% of total revenues, for the year ended December 31, 2008.

Other income

For the year ended December 31, 2009, interest income was $10,807 as compared to $29,291 for the year ended December 31, 2008. In 2009, interest expense increased by $50,809. Other income generated from the sale of scrap material was $10,168 and $109,917 for the year ended December 31, 2009 and 2008, respectively. The Company received a subsidy income of $81,374 in 2009 from a government incentive policy on employee insurance.

Income Tax Expenses

For the year ended December 31, 2009, income tax expenses were $760,642, of which $760,257 was accrued by Nengfa Energy, and $385 was accrued by the Sales Company. During 2009, the Company was entitled to a reduced corporate income tax rate of 12.5%. For the year ended December 31, 2008, income tax expense was $536, resulting from the Company having the benefit of a tax holiday in the PRC due to NFEC's foreign company status for 2007 and 2008. During 2007, the Tieling city local government tax bureau in the PRC approved Nengfa Energy as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 12.5% for the following three years.

As of December 31, 2009, the Company’s operations in the United States of America incurred $1,302,423 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $442,824 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net Income

As a result of the foregoing, we had net income of $4,775,879, a 23.50% profit margin on revenues, for the year ended December 31, 2009, as compared to net income of $3,652,810, a 23.07% profit margin on revenues for the year ended December 31, 2008. The net income for the year ended December 31, 2009 increased by $1,123,069 (30.75%) and the profit margin increased by 1.87% compared to the net income for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the year ended December 31, 2009, net cash used in operating activities was $2,929,898. This was primarily attributable to our net income of $4,775,879, adjusted by non-cash items of depreciation of $356,263 and allowance for doubtful account of $12,656, non-cash warrants granted for services rendered of $236,088, a $6,885 gain on disposal of plant and equipment, and a $2,457,873 decrease in working capital. Negative cash flows from operations in 2009 were due primarily to the increase in accounts receivable by $4,130,526, an increase in retention receivable by $335,733, this  partially offset by the decrease in inventories by $881,297 , increase in other payables and accrued liabilities by $839,845,  the decrease in prepayments and other receivables by $47,420, the increase in accounts payable by $6,812, and $31,697 increase in customer deposit and $201,315 increase in income tax payable in this period.

The large increase in accounts receivable of $4,130,526, an increase of 49.34% over the accounts receivables balance at December 31, 2008, and an increase of $335,733 (62.63%) in retention receivable, are mainly due to the sales growth during the year. The reason for the decrease in the prepayments and other receivables of $47,420, a 7.26% decrease over the prepayments and other receivables balance of $652,842 at December 31, 2008, is that the Company expected the cost of the raw materials would increase in 2009. In order to hedge the increase in raw material costs, we had signed more purchase contracts in advance with the suppliers in 2008. As a result, we did not enter into many supply contracts having prepayments in 2009. Therefore the prepayment and other receivables decreased for 2009. The increase in accounts payable of $6,812 corresponds to the increase in the cost of sales during 2009. The increase of $201,315 from income tax is due to the Company having to pay income tax at a 12.5% income tax rate. The increase in other payables and accruals of $839,845 are due to an increase in rent payable and other payable and accrued expenses, and payables to equipment vendors. The $31,697 increase in customer deposits is from the deposit received from sales orders of wind energy products.

Investing activities

For the year ended December 31, 2009 and 2008, net cash used in investing activities was $3,759,272 and $2,144,408, respectively. The $3,759,272 cash used in 2009 is primarily for the development of a new manufacturing center and this included $179,131 which was used for purchasing plant and equipment.  This amount was partially offset by $45,354 in proceeds received from the disposal of plant and equipment. The $2,144,408 of cash used in 2008 was primarily for the addition of land use rights for the development of a new manufacturing center and the purchase of plant and equipment.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of the new manufacturing facility is approximately $16 million (including land use rights of approximately $3 million). The construction project is expected to be fully completed in late 2010. As of December 31, 2009, the Company incurred and capitalized $9,045,332 as construction in progress.

Financing activities

For the year ended December 31, 2009, the Company did not receive any financing from outsourcing. The Company entered into a financial lease agreement on auto control milling machines, which increased the payment on the financial lease to $1,218,445.

On February 24, 2010 and March 4, 2010, the Company sold, through a private placement to two accredited investors, convertible promissory notes in the aggregate principal amount of $960,000 and warrants to purchase 160,000 shares of its common stock, par value $0.001 per share. The Company intends to use the net proceeds of approximately $900,000 from the private placement for working capital and general corporate purposes.

We anticipate we will need additional working capital in 2010 and in the future to fund our Company’s new business plans to help the Company to establish a manufacturing base for new energy equipment, to develop comprehensive energy saving infrastructure projects for municipalities and energy conservation projects that include blast furnace power generation, low concentration coal bed methane power generation and bio-mass power generation, and furthermore, under a matured condition, we may consider to expend the Company’s business lines by acquisition. We will keep a steady growth on manufacture and sale for flow control equipment, in order to maintain our lead position in flow control equipment manufacturing. We may decide to pursue issuing additional equity or by debt financing to obtain additional cash resources to fund our company’s new business and other future developments.

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
(Formerly NF Energy Saving Corporation of America)

We have audited the accompanying consolidated balance sheets of NF Energy Saving Corporation (formerly NF Energy Saving Corporation of America) and its subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
March 30, 2010

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$227,329	$2,252,771
Accounts receivable, net	12,510,875	8,371,447
Retention receivable	874,759	536,050
Inventories	638,775	1,516,777
Deferred tax assets	1,408	-
Prepayments and other receivables	603,456	652,842

Total current assets	14,856,602	13,329,887

Plant and equipment, net	2,169,740	2,393,287
Construction in progress	9,045,332	2,328,839

TOTAL ASSETS	$26,071,674	$18,052,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,055,839	$2,043,944
Customer deposits	152,850	120,836
Income tax payable	201,480	-
Current portion of obligation under finance leases	437,917	-
Accrued liabilities and other payable	1,928,494	339,724

Total current liabilities	4,776,580	2,504,504

Long-term liabilities:
Obligation under finance leases	675,809	-

TOTAL LIABILITIES	5,452,389	2,504,504

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,315,486 and 13,291,387 shares issued and outstanding as of December 31, 2009 and 2008	13,315	13,291
Additional paid-in capital	7,969,232	7,733,168
Statutory reserve	1,449,345	917,165
Accumulated other comprehensive income	1,348,382	1,288,573
Retained earnings	9,839,011	5,595,312

Total stockholders’ equity	20,619,285	15,547,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,071,674	$18,052,013

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2009	2008
REVENUE, NET:
Products	$17,439,021	$11,632,269
Services	2,884,976	3,330,113
Projects	-	872,562
Total revenues, net	20,323,997	15,834,944

COST OF REVENUES:
Cost of products	11,638,113	8,383,388
Cost of services	2,062,591	2,421,109
Cost of projects	-	632,290
Total cost of revenues	13,700,704	11,436,787

GROSS PROFIT	6,623,293	4,398,157

Operating expenses:
Sales and marketing	122,446	169,082
General and administrative	779,778	752,806
Stock based compensation	236,088	-
Total operating expenses	1,138,312	921,888

INCOME FROM OPERATIONS	5,484,981	3,476,269

Other income (expense):
Interest income	10,807	29,291
Interest expense	(50,809)	-
Subsidy income	81,374	37,869
Other income	10,168	109,917
Total other income	51,540	177,077

INCOME BEFORE INCOME TAXES	5,536,521	3,653,346

Income tax expense	(760,642)	(536)

NET INCOME	$4,775,879	$3,652,810

Other comprehensive income:
- Foreign currency translation gain	59,809	731,070

COMPREHENSIVE INCOME	$4,835,688	$4,383,880

Net income per share:
– Basic	$0.36	$0.27
– Diluted	$0.36	$0.27

Weighted average shares outstanding for the year:
– Basic	13,292,150	13,291,387
– Diluted	13,316,807	13,291,387

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,775,879	$3,652,810
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	356,263	306,994
Allowance for doubtful accounts	12,656	-
Gain on disposal of plant and equipment	6,885	-
Provision for contingent liability	-	200,000
Warrants granted for services, non-cash	236,088	-
Change in operating assets and liabilities:
Accounts receivable	(4,130,526)	(4,231,809)
Retention receivable	(335,733)	(527,730)
Inventories	881,297	28,348
Prepayments and other receivables	47,420	119,164
Accounts payable	6,812	689,510
Customer deposits	31,697	95,093
Income tax payable	201,315	56
Accrued liabilities and other payable	839,845	(344,948)

Net cash provided by (used in) operating activities	2,929,898	(12,512)

Cash flows from investing activities:
Purchase of plant and equipment	(179,131)	(119,965)
Payments to construction in progress	(3,625,495)	(2,024,443)
Proceeds from disposal of plant and equipment	45,354	-

Net cash used in investing activities	(3,759,272)	(2,144,408)

Cash flows from financing activities:
Payments on finance leases	(1,218,445)	-
Proceeds from private placement	-	2,000,000

Net cash (used in) provided by financing activities	(1,218,445)	2,000,000

Effect on exchange rate change on cash and cash equivalents	22,377	168,790

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,025,442)	11,870

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	2,252,771	2,240,901

CASH AND CASH EQUIVALENT, END OF YEAR	$227,329	$2,252,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$561,036	$488
Cash paid for interest	$50,836	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Construction in progress under payable to PRC government	$1,018,134	$-
Construction in progress under finance leases obligation	$2,059,457	$-
Settlement of accounts receivable in exchange for partial prepayment to an equipment vendor	$-	$260,942

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2008, as restated	11,075,776	$11,076	$5,735,383	$517,774	$557,503	$2,341,893	$9,163,629

Common stock issued for private placement	2,215,611	2,215	1,997,785	-	-	-	2,000,000
Foreign currency translation adjustment	-	-	-	-	731,070	-	731,070
Net income for the year	-	-	-	-	-	3,652,810	3,652,810
Appropriation to statutory reserve	-	-	-	399,391	-	(399,391)	-

Balance as of December 31, 2008, as restated	13,291,387	13,291	7,733,168	917,165	1,288,573	5,595,312	15,547,509

Foreign currency translation adjustment	-	-	-	-	59,809	-	59,809
Warrants granted for services	-	-	236,088	-	-	-	236,088
Cashless exercise of warrants	24,099	24	(24)	-	-	-	-
Net income for the year	-	-	-	-	-	4,775,879	4,775,879
Appropriation to statutory reserve	-	-	-	532,180	-	(532,180)	-

Balance as of December 31, 2009	13,315,486	$13,315	$7,969,232	$1,449,345	$1,348,382	$9,839,011	$20,619,285

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation (formerly NF Energy Saving Corporation of America) (the “Company” or “NFEC”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to “Global Broadcast Group, Inc.” On November 12, 2004, the Company changed its name to “Diagnostic Corporation of America.” On March 15, 2007, the Company changed its name to “NF Energy Saving Corporation of America.” On August 24, 2009, the Company further changed its current name to “NF Energy Saving Corporation.”

On August 26, 2009, the Company approved a 1 for 3 reverse split of its common stock. All common stock and per share data for all periods presented in these consolidated financial statements have been restated to give effect to the reverse stock split.

The Company, through its subsidiaries, mainly engages in the production of heavy industrial components and products such as valves and the provision of technical service and re-engineering projects in the energy saving related industry in the People’s Republic of China (the “PRC”). All the customers are located in the PRC.

Recapitalization and reorganization

On November 30, 2006, NFEC completed a stock exchange transaction with the equity owners of Liaoning Nengfa Weiye Energy Technology Co., Ltd (formerly Liaoning Neng Fa Weiye Pipe Network Construction and Operation Co. Ltd.) (“Nengfa Energy”), whereby 12,000,000 shares of the Company’s common stock were issued to the equity owners of Nengfa Energy in exchange for 100% of the equity ownership in Nengfa Energy. As a result of the stock exchange, Nengfa Energy became a wholly-owned subsidiary of the Company. The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby Nengfa Energy is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The Company is deemed to be a continuation of the business of Nengfa Energy.

The accompanying consolidated financial statements are in substance those of Nengfa Energy, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the stock exchange transaction.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$2,770,895	100%

Liaoning Nengfa Weiye Tei Fa Sales Co., Ltd. (“Sales Company”)	The PRC, a limited liability company	Sales and marketing of valves components and products in the PRC	RMB5,000,000	100%

NFEC and its subsidiaries are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the financial statements of NFEC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable and allowance for doubtful accounts

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

As of December 31, 2009 and 2008, allowance for doubtful accounts was $12,663 and $0, respectively.

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity on a quarterly basis to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2009 and 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•         Plant and equipment

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

Construction in progress is stated at cost, which includes acquisition of land use rights, cost of construction, purchase of plant and equipment and other direct costs attributable to the construction of a new manufacturing facility. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

•	Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, or (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s normal depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 835-30, “Imputation of Interest”.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2009 and 2008.

•	Revenue recognition

The Company offers a number of products and service to its customers, which are:

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

The Company derives a majority of revenues from the sale of energy saving flow control equipment. Generally, these energy saving flow control equipment are manufactured and configured to customer requirements. The Company typically produces and builds the energy saving flow control equipment for customers in a period from 1 to 6 months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for the specified quality and product conditions, to its full satisfaction, at the Company’s plant. Once the product is accepted by the customer, the Company usually makes delivery to the customer, usually within a month.

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the years ended December 31, 2009 and 2008.

(b)	Service revenue

Service revenue is primarily derived from energy-saving technical services or project management or sub-contracting services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis, for a period of service time from 2 to 3 months. Revenue is recognized, net of business taxes, when service is rendered and accepted by the customer.

(c)	Project revenue

For the energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation subject to the customer’s approval for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the year ended December 31, 2009, the Company did not recognize any project revenue.

(d)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•	Cost of revenue

Cost of revenue consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Shipping and handling costs, associated with the distribution of finished products to customers, are borne by the customers.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Product warranty

Under the terms of the contracts, the Company offers the customers free 12-months’ of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer for 12 months, until the product warranty is expired. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the years ended December 31, 2009 and 2008.

•	Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2009 and 2008.

•	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $14,224 and $111,030 of such costs for the years ended December 31, 2009 and 2008, respectively.

•	Subsidy income

Subsidy income is received at a discretionary amount as determined by the local PRC government. Subsidy income is recognized at its fair value where there is a reasonable assurance that the subsidy will be received and the Company will comply with applicable conditions. Subsidy income is recognized in the accompanying consolidated statements of operations at the period when it was received from the local PRC government.

•	Stock based compensation

The Company adopts ASC Topic 718, "Stock Compensation", ("ASC Topic 718") using the fair value method. Under ASC Topic 718, the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

For non-employee stock-based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”, Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, which ever is more readily determinable in accordance with ASC Topic 718.

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes”, regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009 and 2008, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority. For the year ended December 31, 2009, the Company filed and cleared a 2008 PRC tax return with the foreign tax authority.

•	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in the PRC, Nengfa Energy and Sales Company maintain their books and records in its local currency, the Renminbi Yuan ("RMB"), which is their functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30 “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:
	2009	2008
Year-end RMB:US$1 exchange rate	6.8372	6.8542
Annual average RMB:US$1 exchange rate	6.8409	6.9623

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in two reportable business segments in Tieling City, Liaoning Province, the PRC: Valves manufacturing business and Energy-saving related business.

•	Fair value measurement

ASC Topic 820 “Fair Value Measurements and Disclosures” ("ASC 820"), establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts and retention receivables, prepayments and other receivables, accounts payable, customer deposits, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s obligation under finance leases approximate its fair value based on the current market prices or interest rates for similar debt instruments.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. ASC Topic 810-10 changes the manner of presentation and related disclosures for the non-controlling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s financial statements as a result of the adoption of ASC 825-10.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05, “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.       ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has recognized $12,656 and $0 doubtful accounts for the years ended December 31, 2009 and 2008, respectively.

	As of December 31,
	2009	2008

Accounts receivable, gross	$12,523,538	$8,371,447
Less: allowance for doubtful accounts	(12,663)	-

Accounts receivable, net	$12,510,875	$8,371,447

As of the date of this filing, the Company has subsequently recovered from approximately 55% of the accounts receivable as of December 31, 2009.

4.	INVENTORIES

Inventories consist of the following:

	As of December 31,
	2009	2008

Raw materials	$512,903	$720,460
Work-in-process	122,123	569,450
Finished goods	3,749	226,867

	$638,775	$1,516,777

For the years ended December 31, 2009 and 2008, the Company recorded no allowance for obsolete inventories or write-off.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	As of December 31,
	2009	2008

Prepayments to vendors for raw materials	$545,102	$473,064
Prepayments to equipment vendors	7,115	126,930
Prepaid operating expenses	34,801	26,354
Advances to employees	16,438	-
Tendering deposit	-	26,494

	$603,456	$652,842

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	As of December 31,
	2009	2008

Plant and machinery	$3,083,588	$2,967,425
Furniture, fixture and equipment	58,981	58,170
Foreign translation difference	175,879	181,814
	3,318,448	3,207,409
Less: accumulated depreciation	(1,111,372)	(778,988)
Less: foreign translation difference	(37,336)	(35,134)

Plant and equipment, net	$2,169,740	$2,393,287

Depreciation expenses for the years ended December 31, 2009 and 2008 were $356,263 and $306,994 respectively, of which $315,846 and $270,539, respectively, were included in cost of revenue.

7.	CONSTRUCTION IN PROGRESS

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $16 million (including land use rights of approximately $3 million). The construction project is expected to be fully completed in late 2010. As of December 31, 2009, the Company incurred and capitalized $9,045,332 as construction in progress.

8.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

	As of December 31,
	2009	2008

Payable to the PRC government for land use rights	$1,018,682	$-
Accrued operating expenses	372,324	42,719
Value added tax payable	263,834	5,886
Provision for contingent liability	200,000	200,000
Rent payable	40,221	40,121
Payable to equipment vendors	-	38,196
Other payable	33,433	12,802

	$1,928,494	$339,724

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.	OBLIGATION UNDER FINANCE LEASES

The Company purchased certain plant and equipment under finance lease agreements with the effective interest rates ranging from 8.59% to 8.6% per annum, due through May 25, 2012, with principal and interest payable monthly.

The obligation under the finance leases is as follows:

December 31, 2009

Finance lease	$1,113,726
Less: current portion	(437,917)

Non-current portion	$675,809

The maturities of the finance lease obligation for the next three years are as follows:

Years ending December 31:
2010	$524,363
2011	589,475
2012	122,335
Total finance leases obligation	1,236,173
Less: interest	(122,447)

Present value of net minimum obligation	$1,113,726

The obligation under finance leases were guaranteed by the Company’s director, Mr. Gang Li and Ms. Li Hua Wang.

Such plant and machinery amounting to $2,059,457 held under finance leases are capitalized as construction in progress.

10.	STOCKHOLDERS’ EQUITY

On August 26, 2009, the Company implemented a 1 for 3 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

In December 2009, certain warrant holders exercised 44,444 shares of warrants on a cashless basis to purchase 24,099 shares of the Company’s common stock.

As a result, the Company had a total of 13,315,486 shares of its common stock issued and outstanding as of December 31, 2009.

11.	INCOME TAXES

For the years ended December 31, 2009 and 2008, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2009	2008
Tax jurisdiction from:
- Local	$(517,335)	$(342,216)
- Foreign	6,053,856	3,995,562

Income before income taxes	$5,536,521	$3,653,346

	Years ended December 31,
	2009	2008
Current:
- Local	$-	$-
- Foreign	762,050	536

Deferred:
- Local	-	-
- Foreign	(1,408)	-

Income tax expense	$760,642	$536

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company operates in the United States of America and the PRC and is subject to taxes in those jurisdictions as follows:

United States of America

NFEC is incorporated in the State of Delaware and is subject to the tax laws of United States of America.

As of December 31, 2009, the Company’s operations in the United States of America incurred $1,302,423 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $442,824 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company generated its income from subsidiaries operating in the PRC for the years ended December 31, 2009 and 2008. Effective from January 1, 2008, these subsidiaries are subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), at a unified income tax rate of 25%.

Under the New CIT Law, Nengfa Energy is qualified as a foreign investment enterprise and continues to enjoy the unexpired tax holiday of a 50%-reduction on the unified income tax rate through 2011, subject to a transitional policy. Sales Company is a domestic company which is entitled to the unified income tax rate of 25%.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2009 and 2008 is as follows:

	Years ended December 31,
	2009	2008

Income before income taxes from PRC operation	$6,053,856	$3,995,562
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	1,513,464	998,890

Effect of non-taxable items	(1,408)	-
Effect from tax holiday	(751,414)	(998,354)

Income tax expense	$760,642	$536

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Deferred tax assets:
- Net operating loss carry forwards	$442,824	$324,403
- Allowance for doubtful accounts	1,408	-
	444,232	324,403
Less: valuation allowance	(442,824)	(324,403)

Deferred tax assets	$1,408	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $442,824 and $324,403 as of December 31, 2009 and 2008, respectively. During 2009, the valuation allowance increased by $118,421, primarily relating to net operating loss carry forwards from the local tax regime.

12.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. On August 26, 2009, the Company implemented a 1 for 3 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009	2008
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$4,775,879	$3,652,810

Denominator:
- Weighted average ordinary shares outstanding	13,292,150	11,075,776
- Stock issued for private placement	-	2,215,611
- Warrants granted for service	24,657	-
Shares used in computing basic and diluted net income per share	13,316,807	13,291,387

Basic net income per share	$0.36	$0.27
Diluted net income per share	$0.36	$0.27

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

13.	STOCK BASED COMPENSATION

In June 2009, the Company entered into various agreements with five Investor Relations (IR) firms, in which the Company agreed to issue warrants to purchase an aggregate of 150,000 shares (post reverse split) of its common stock to the IR firms. The warrants have an exercise price of $1.80 per share and were exercisable upon issuance. The warrants expire 5 years after becoming exercisable and all of the warrants have fully vested.

On October 13, 2009, the Company entered into Termination and Modification Agreements (the “Agreements”) with two of the five IR firms. Pursuant to the Agreements, the Company and two IR firms mutually agreed to terminate the IR consulting agreement dated June 1, 2009 and two IR firms agreed to surrender warrants to purchase 83,333 shares of common stock (post reverse split). Concurrently, the Company granted warrants to purchase 36,111 shares of common stock at an exercise price of $1.8 per share as compensation to these two IR firms.

In December 2009, certain IR firms exercised warrants to purchase 44,444 shares on a cashless basis, resulting in the purchase of 24,099 shares of common stock.

Transactions involving warrants issued to IR firms during the year ended December 31, 2009 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2009	-	$-	$-	$-

Warrants granted in June 2009	150,000	1.80	1.80	2.34
Warrants cancelled in October 2009	(83,333)	(1.80)	(1.80)	(2.34)
Warrants granted in October 2009	36,111	1.80	1.80	4.20
Warrants exercised in December 2009	(44,444)	(1.80)	(1.80)	(2.85)

Balance as of December 31, 2009	58,334	$1.80	$1.80	$3.17

The Company adopted ASC Topic 718 using the Black-Scholes Option Pricing Model to measure the fair value of warrants on the grant date, with the following weighted average assumptions:

Expected life (in years)	5
Volatility	340.61% - 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company recognized $236,088 as stock based compensation at their fair values for the year ended December 31, 2009.

14.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC, Nengfa Energy and Sales Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Nengfa Energy and Sales Company are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $201,695 and $176,121 for the years ended December 31, 2009 and 2008, respectively.

15.	STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries, Nengfa Energy and Sales Company are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2009 and 2008, the Company’s subsidiaries made appropriation of $532,180 and $399,391 to statutory reserve, respectively.

16.	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Valves manufacturing business – production of valves components and the provision of valve improvement and engineering services; and

•	Energy-saving related business – production of wind-energy equipment, provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2009 and 2008. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2009 and 2008:

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2009
	Valves manufacturing business	Energy-saving related business	Total

Operating revenues, net:
- Products	$17,303,439	135,582	17,439,021
- Services	2,884,976	-	2,884,976
Total operating revenues	20,188,415	135,582	20,323,997
Cost of revenues	(13,594,969)	(105,735)	(13,700,704)

Gross profit	6,593,446	29,847	6,623,293
Depreciation	353,696	2,567	356,263
Total assets	25,885,765	185,909	26,071,674
Expenditure for long-lived assets	$3,804,626	$-	$3,804,626

	Year ended December 31, 2008
	Valves manufacturing business	Energy-saving related business	Total

Operating revenues, net:
- Products	$11,013,921	$618,348	$11,632,269
- Services	3,330,113	-	3,330,113
- Projects	-	872,562	872,562
Total operating revenues	14,344,034	1,490,910	15,834,944
Cost of revenues	(10,204,540)	(1,232,247)	(11,436,787)

Gross profit	4,139,494	258,663	4,398,157
Depreciation	276,314	30,680	306,994
Total assets	16,256,290	1,795,723	18,052,013
Expenditure for long-lived assets	$2,144,408	$-	$2,144,408

17.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

For the year ended December 31, 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

(a)      Major customers

For the years ended December 31, 2009 and 2008, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance as at year-end dates, are presented as follows:

	Year ended December 31, 2009			December 31, 2009
Customers	Revenues	Percentage of revenues		Accounts and retention receivables *

Customer A	$12,639,292	62%		$8,569,330
Customer B	2,025,808	10%		199,174

Total:	$14,665,100	72%	Total:	$8,768,504

* As of the date of this filing, Customer A settled with approximately 53% of its accounts receivable and Customer B has settled with approximately 31% of its accounts receivable.

NF ENERGY SAVING CORPORATION
(Formerly NF Energy Saving Corporation of America)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2008			December 31, 2008
Customers	Revenues	Percentage of revenues		Accounts and retention receivable

Customer A	$8,717,096	55%		$6,438,107
Customer B	2,345,891	15%		181,456

Total:	$11,062,987	70%	Total:	$6,619,563

(b)      Major vendors

For the year ended December 31, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 32% of the Company’s purchases amounting to $3,669,044, with $0 of accounts payable.

For the year ended December 31, 2008, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 10% of the Company’s purchases amounting to $3,152,828, with $310,310 of accounts payable.

(c)      Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts and retention receivables. The Company believes the concentration of credit risk in its accounts and retention receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d)     Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from finance lease obligation. The Company manages interest rate risk by varying the issuance and maturity dates of its variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2009, finance lease obligation is at fixed rates and its interest rate is disclosed in Note 9.

(e)     Exchange rate risk

The reporting currency of the Company is US$. To date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose it to substantial market risk.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

18.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company was committed under a non-cancelable operating lease with fixed monthly rentals, due through February 9, 2011. Total rent expenses for the years ended December 31, 2009 and 2008 was $47,509 and $50,271, respectively.

As of December 31, 2009, future minimum rent payments due under a non-cancelable operating lease in the next two years are as follows:

Years ending December 31:
2010	$46,619
2011	3,656

Total:	$50,275

(b)	Capital commitments

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $16 million (including land use rights of approximately $3 million). The construction project is expected to be fully completed in late 2010.

As of December 31, 2009, the Company is committed to the future contingent payments of approximately $2 million on the purchase of new plant and equipment and third party contractors in the next 12 months.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

On January 6, 2009, the Company filed a notice of appeal 09-10140-B in the United States of Court of Appeals for the 11th Circuit from the District Court’s judgment. The Company has engaged an attorney to prosecute its appeal of the above judgment. The Company has also accrued $200,000 for this contingent liability to the statement of operation in fiscal year 2008. The parties have completed briefing the appeal and are waiting for the court’s decision on the appeal. In addition, the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

19.	COMPARATIVE FIGURES

Certain amounts presented in the prior period have been reclassified to conform to the current period financial statement presentation.

20.	SUBSEQUENT EVENTS

On February 24, 2010 and March 4, 2010, the Company sold, through a private placement to two accredited investors, convertible promissory notes (the “Notes”) in the aggregate principal amount of $960,000 and warrants (the "Warrants") to purchase 160,000 shares of its common stock, par value $0.001 per share ("Common Stock"). The Company intends to use the net proceeds of approximately $900,000 from the private placement for working capital and general corporate purposes.

The Notes bear simple interest at the rate of 6% per year and, absent an “event of default,” are payable in shares of the Company’s Common Stock. Provided an "event of default" has not occurred and is not then continuing, the Notes will convert upon the earlier to occur of (i) the commencement of trading of the Company's Common Stock on a major US stock exchange, or (ii) one year after issuance. Upon conversion, the holders of the Notes shall receive such number of shares of Common Stock equal to the quotient obtained by dividing (a) the then-outstanding principal amount and accrued but unpaid interest on the Note by (b) the then-current conversion price, which initially shall be $3.00 per share. The conversion price is subject to adjustment for stock dividends, splits, combinations and similar events. The Notes are secured by a security interest in and lien upon all of the Company’s assets.

The Warrants, which are exercisable for shares of Common Stock at an initial exercise price of $4.00 per share, are not exercisable until three months after issuance and will terminate five years thereafter. The exercise price is subject to adjustment for stock dividends, splits, combinations and similar events. The Company has agreed to provide the investors with “piggy-back” registration rights with respect to the shares of Common Stock issuable upon conversion of the Notes and exercise of the Warrants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures .

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)    Management’s Annual Report on Internal Control Over Financial Reporting .

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with management authorization; and

•    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting is effective.

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

c)  Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The persons listed below are the current officers and directors of the Company as of the filing date of this report. Our directors are elected at the annual meeting of shareholders, or may be appointed by the Board to fill an existing vacancy, and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with our executive officers.

Name	Age	Position	Term
Gang, Li	57	Chairman and Chief Executive Officer and President	April, 2012
Lihua, Wang	50	Director, CFO	April, 2012
Hong, Li	32	Director	April, 2012
Mia Kuang, Ching		Independent Director, Chair of Audit Committee	August, 2011
Jason, Wang		Independent Director, Chair of Nomination Committee	August, 2011
Jiuding, Yan		Independent Director, member of Nomination and Audit Committee	August, 2011
John, MacLean		Independent Director, Chair of Compensation Committee	August, 2011
Zhongmin,Wang		Independent Director, member of Compensation Committee	August, 2011

Gang Li — President and Chief Executive Officer

Mr. Gang Li became the Chairman and Chief Executive Officer and President of the Company in November 2006.  Mr.  Li was born in 1953. He graduated from Tianjin University with a bachelor degree in science and a master degree in law.

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

Between 1998 and 2006, Mr. Li was the General Manager of Liaoning project company, one of the three pilot and demonstration companies of the GEF/WB/NDRC China Energy Conservation Promotion Project. Mr. Li led the team working on “Energy Management Contract” model of energy saving projects, completed 256 energy saving projects for 216 customers. The accumulated total investment for the projects was 0.452 billion RMB, with an accumulated saving of 1.67 million tons of standard coal, reduced CO2 1.52 million tons. The achievements have highly awarded by World Bank and National Development and Reform Commission (NDRC). In 2006, after the promotion projects were completed, Mr. Li established Liaoning Nengfa Weiye Energy Technology Corporation Ltd. Mr. Li also serves as the Deputy Director of the Liaoning Provincial Resource Saving and Comprehensive Application Association. He also holds the offices of Deputy Director for the China Energy Conservation Association and Deputy Director for the Energy Conservation Committee under the China Energy Research Association. We believe Mr. Li’s qualifications to serve on our Board of Directors include his relationships with various government officials at local and provincial levels, and his experience on consolidating resources and ability to obtaining capital financing.

Li Hua Wang —Chief Financial Officer

Ms. Lihua Wang was born in 1960. Ms. Wang has been a Director and the Chief Financial Officer of the Company since November 2006. She is also the general manager of the 100% owned subsidiary Liaoning Nengfa Weiye Energy Technology Company Ltd. in China. She graduated with a master degree in accounting from the Graduate School of the Ministry of Finance in the Peoples Republic of China.

Since May 1996, Ms. Wang has been involved in the building of Liaoning Energy Management Contract (EMC) Project company , which is one of the three pilot and demonstration companies of the GEF/WB/NDRC China Energy Conservation Promotion Project. Ms. Wang is the chief financial officer of Liaoning EMC. In August 2003, the World Bank recommended her as the premier expert to the Chinese EMC Association. We believe Ms. Wang’s qualifications to serve on our Board of Directors include her knowledge of PRC tax policies, her ability to manage corporate risk, and her experience in project assessments.

Hong Li — Director

Ms. Hong Li was born in 1978. She graduated with a bachelor of art degree in Chinese Law from Northeastern University in the People’s Republic of China.

Since September 2001, Ms. Li has been working as in-house counsel within the legal department of Liaoning Nengfa Weiye Group. She is currently responsible for regulatory compliance and corporate governance at Nengfa Energy. Ms. Li become a Director of the Company in November 2006. We believe Ms. Li’s qualifications to serve on our Board of Directors include her familiarity of China Economic Law and Corporate Law, and her experience in corporate governance and contracts management matters.

Mia Kuang Ching — Independent Director, Chairman of Audit Committee

Mr. Mia Kuang Ching co-founded the Shanghai Sino-Biz Financial Advisory Company Ltd. in 2001, which was reorganized as SBA Stone Forest Corporate Advisory (Shanghai) Co., Ltd. in 2003, of which he has been the Director, Investment Advisor and currently is the Managing Partner of the firm. From 1992 to 1994 he was Regional Accountant (South Europe) of Singapore Airlines. From 1994 to 1997, he was the Group Financial Controller of Fullmark Pte. Ltd., and responsible for operations in China, Hong Kong, Malaysia and Vietnam, in charge of strategic investment, group financing and mergers and acquisitions. From 1997 to 2000, he was the Chief Accountant of Dalian Container Terminal, a joint venture formed by PSA Corporation of Singapore and the Port of Dalian Authority.

Mr. Ching became an Independent Director of the Company in August 2009 and is Chairman of the Audit Committee. We believe Mr. Ching’s qualifications to serve on our Board of Directors include his years of business experience and his familiarity with financial accounting matters.

Jianxin (Jason) Wang — Independent Director, Chairman of Nomination Committee

Mr. Jianxin (Jason) Wang has been the Managing Director of China Carbon Corporation, an international company engaged in carbon trading, since January 2008. From 1993 to December 2007, Mr. Wang was the President of Sparkles International Development Corp. a US-Sino company engaged in boiler energy savings. Mr. Wang was a consultant to the Chicago Climate Exchange Inc. from May 2006 to January 2008. Mr. Wang in the past worked as the General Manager of J&J Import & Export Inc. in the United States from 1991 to 1992, was a Research Assistant, Division of Industry and Finance, China Department, at the World Bank from 1989 to 1990, Deputy Director, English Program Department of Advanced Language Studies, Beijing Foreign Studies University, Beijing, China from 1983 to 1986 and General Manager, Supply and Transportation Department, Beijing Heavy Machinery Plant, Beijing, China from 1974 to 1979. He has served as a lecturer, advisor, director of research and conference participant, among other things, in respect of energy efficiency, renewable energy, and energy strategy and services.

Mr. Wang became an Independent Director of the Company in August 2009 and is Chairman of the Nominating Committee. We believe Mr. Wang’s qualifications to serve on our Board of Directors include his experience in the areas of climate change and carbon trade and energy efficiency.

Jiuding Yan- Independent Director-Member of Nomination Committee and Audit Committee

Mr. Yan has degrees from Shenyang Agricultural University and the California State University, Hayward.
From 1996 to July 2004, Mr. Yan was the Deputy General Manager of Liaoning Orient Securities Company. Mr. Jiuding Yan has been the Vice President of Zhong Tian Securities Corporation Limited since July 2004.

Mr. Yan became an Independent Director of the Company in September 2009 and is a member of the Audit Committee and the Nominating Committee. We believe Mr. Yan’s qualifications to serve on our Board of Directors include his experience as a financial consultant to public and non-public companies operating in the People’s Republic of China and in other countries.

John C. MacLean -Independent Director-Chairman of Compensation Committee

John MacLean graduated from Yale University in 1980 in economics and teaches sustainable economics and political economy at The Evergreen State College.

Mr. MacLean is founder and President of Energy Efficiency Finance Corp., a financial advisory firm specializing in finance for energy efficiency and renewable energy projects founded in 1999 and based in Olympia, Washington, USA. Mr. MacLean’s background is investment banking in municipal and project finance for energy and environmental projects. His clients have included commercial and development financial institutions, energy services companies, utilities, public agencies and state and local governments on project development, procurement and finance assignments. For the last fourteen years, he has worked internationally as a financial advisor with the International Finance Corp., World Bank, Asian Development Bank, United Nations Environment Program and others to develop, structure and implement energy efficiency and renewable energy investments and finance programs.

Mr. McLean became an Independent Director of the Company in September 2009 and is Chairman of the Compensation Committee. We believe Mr. MacLean’s qualifications to serve on our Board of Directors include his 26 years of commercial finance experience in a wide range of investment structures for senior debt, municipal bond, leasing, factoring, subordinated debt, guarantees, project equity and corporate equity transactions, and his work on financing energy efficient projects and companies throughout his career.

Zhongmin Wang-- Independent Director-Member of Compensation Committee

Mr. Zhongmin Wang has degrees from the Management Department of Beijing Technology University, Northeastern University and the Party School of the CPC Central Committee. Between 1978 and 1985, Mr. Wang has acted on one of the major directors’ role in several state owned enterprises in China. Since 1985, Mr. Wang has held a number of positions in various municipal government in the PRC.

Mr. Zhongmin Wang became the independent director of the Company in September 2009 and is a member of the Compensation Committee. We believe Mr. Wang’s qualifications to serve on our Board of Directors include his many years of experience in working for municipal governments in the PRC.

Family Relationships

None.

Audit Committee

The current members of our audit committee are Mia Kuang Ching (Chairman) and Jiuding Yan, each of whom we believe satisfies the independence requirements of the Securities and Exchange Commission. We believe Mr. Ching is qualified as an audit committee financial expert under the regulations of the SEC by reason of his work experience. Our audit committee assists our Board of Directors in its oversight of:

•           the integrity of our financial statements;
•           our independent registered public accounting firm’s qualifications and independence; and
•           the performance of our independent auditors.

Code of Ethics

The Company has adopted a code of ethics (the "Code of Ethics") that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is attached as Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•   honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•   full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

•   compliance with applicable governmental laws, rules and regulations;

•   the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•   accountability for adherence to the Code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2009. The Company believes that other than the failure of Mia Kuang Ching, Jianxin Wang, Zhongmin Wang, Jiuding Yan and John MacLean to file their respective Form 3s on a timely basis, all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

We did not provide any compensation to our executive officers for the years ended December 31, 2009 or 2008.

Compensation of Directors

During the year ended December 31, 2009, we had six non-employee directors, to whom we provided a total amount of $36,000 in compensation, as set forth in the table below. As employees of the Company and/or its subsidiaries, Gang Li, Li Hua Wang and Hong Li received no additional compensation for their services as directors.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 2009

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Mia Kuang Ching	6,000	N/A	6,000
Beijie (Lesley) Jin(1)	6,000	N/A	6,000
Jianxin (Jason) Wang	6,000	N/A	6,000
Jiuding Yan	6,000	N/A	6,000
John MacLean	6,000	N/A	6,000
Zhongmin Wang	6,000	N/A	6,000

                                 (1) Ms. Jin resigned from the Board of Directors effective March 1, 2010.

Outstanding equity awards at fiscal year-end

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other equity awards. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Pension benefits

We have not entered into any pension benefit agreements with our executive officers or directors. We contribute to the social insurance for our employees each month, which includes pension, medical insurance, unemployment insurance, occupational injuries insurance and housing provision funds in accordance with PRC regulations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of NF Energy Saving Corporation’s Common Stock as of March 12, 2010, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of NF Energy Saving Corporation’s Common Stock, (ii) each director and executive officer; and (iii) all directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 12, 2010, there were 13,315,486 shares of common stock outstanding, which takes into account the 3-1 reverse stock split that was completed in August 2009. As of March 12, 2010, there were no preferred shares outstanding.

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1) (2)	Percentage of Beneficial Ownership
Pelaria(3)	6,350,296	47.69%
P.O. Box 957
Offshore Incorporations Centre
Road Town, Tortola

Gang, Li(4)	5,080,237	38.15%
Chairman, CEO and President

Lihua Wang(5)	1,270,059	9.54%
Director and CFO

Hong Li	0	0%
Director

Mia Kuang Ching	0	0%
Independent Director, Chair of Audit Committee

Jianxin (Jason) Wang	0	0%
Independent Director, Chair of Nomination Committee

Jiuding Yan	0	0%
Independent Director, member of Nomination and Audit Committee

John MacLean	0	0%
Independent Director, Chair of Compensation Committee

Zhongmin Wang	0	0%
Independent Director, member of Compensation Committee
All officers and directors as a group (eight persons)	6,350,296	47.69%

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would be affected by community property laws. Unless as otherwise set forth in the table, the address of each beneficial owner is 21-Jia Bei Si Dong Road, Tie Xi Qu, Shenyang City, Liaoning Province, P. R. China 110021.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above tables and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(3)  Pelaria International Ltd. (“Pelaria”) is the record owner of the stated number of shares. Pelaria is a wholly-owned subsidiary of Liaoning Nengfa Weiye New Energy Application Co., Ltd. (“Weiye Energy”). Weiye Energy is 80% owned by Gang Li and 20% owned by Li Hua Wang. Mr. Li and Ms. Wang are two of the three directors of Weiye Energy, and therefore, effectively share the voting and dispositive authority over the shares.

(4)  Represents the 80% beneficial ownership of the shares of Weiye Energy, described in footnote 3 above.

(5)  Represents the 20% beneficial ownership of the shares of Weiye Energy, described in footnote 3 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

None.

  Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, although not required as the standard for the Company as its stock is traded on the Over-the-Counter Bulletin Board, considered whether any director has a material relationship with us that could interfere with his or her ability to exercise independent judgment in carrying out their responsibilities. As a result of this review, we determined that Mia Kuang Ching, Jianxin (Jason) Wang, Jiuding Yan, John MacLean and Zhongmin Wang were "independent directors" as defined under the rules of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, ZYCPA Company Limited (“ZYCPA”) for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009	2008

Audit Fees	$79,500	$67,752
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Accounting Fees and Services	$79,500	$67,752

Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The amounts $79,500 shown for ZYCPA in 2009 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2009, and (ii) the review of the financial statements included in the Company's filings on Form 10-Q for the first, second and third quarters of 2009. The amounts $67,752 shown for ZYCPA in 2008 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2008, and (ii) the review of the financial statements included in the Company's filings on Form 10-Q for the first, second and third quarters of 2008.

Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements. There were no audit-related fees billed during the years ended December 31, 2009 or 2008.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2009 or 2008.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees. There were no other fees billed during the years ended December 31, 2009 or 2008.

Pre-Approval Policy and Procedures for Audit and Non-Audit Services

The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent registered public accounting firm and overseeing their work. All audit services to be provided to us and all non-audit services, other than de minimis non-audit services, to be provided to us by our independent auditors must be approved in advance by our audit committee.

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

NF ENERGY SAVING CORPORATION (Registrant)
Date: March 30, 2010	By:	/s/ Gang Li
Gang Li President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gang Li	President, Chief Executive Officer and	March 30, 2010
Chairman (principal executive officer)
Gang Li

/s/ Li Hua Wang	Chief Financial Officer and Director	March 30, 2010
(principal financial officer and principal
accounting officer)
Li Hua Wang

/s/ HONG LI	Director	March 30, 2010

Hong Li

/s/ Mia Kuang Ching	Independent Director, Chair of Audit	March 30, 2010
Committee
Mia Kuang Ching

/s/ Jason Wang	Independent Director, Chair of	March 30, 2010
Nomination Committee
Jason Wang

/s/ Jiuding Yan	Independent Director, member of	March 30, 2010
Nomination and Audit Committee
Jiuding Yan

/s/John MacLean	Independent Director, Chair of	March 30, 2010
Compensation Committee
John MacLean

/s/ Zhongmin Wang	Independent Director, member of	March 30, 2010
Compensation Committee
Zhongmin Wang

INDEX TO EXHIBITS

Exhibit Number	Description

2.0	Agreement and Plan of Merger of City View, Inc., a Florida corporation and Global Broadcast Group, Inc., formerly known as Galli Process, Inc., a Delaware corporation[1]

3.1	Certificate of Incorporation[1]

3.2	Certificate of Amendment Certificate of Incorporation [1]

3.3	Certificate of Amendment to Certificate of Incorporation[3]

3.4	Bylaws[1]

3.5	Amendment to Bylaws[6]

10.1
Form of Securities Purchase Agreement among NF Energy Saving Corporation of America, South World Ltd. (investor), Oriental United Resources Ltd. (investor), Mr. Gang Li (guarantor), Ms. Lihua Wang (guarantor), Pelaria International Ltd. (guarantor), and Cloverbay International Ltd. (guarantor)[2]

10.2	Form of Director Retainer Agreement with Mr. Mia Kuang Ching, including Proprietary Information and Inventions Agreement and Indemnity Agreement[4]

10.3	Form of Director Retainer Agreement with Mr. Jianxin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement[4]

10.4	Form of Director Retainer Agreement with Mr. Zhongmin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement[5]

10.5	Form of Director Retainer Agreement with Mr. Jiuding Yan, including Proprietary Information and Inventions Agreement and Indemnity Agreement[5]

10.6	Form of Director Retainer Agreement with Mr. John C. MacLean, including Proprietary Information and Inventions Agreement and Indemnity Agreement[5]

14.1	Code of Ethics of NF Energy Saving Corporation*

21.1	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

1.  Incorporated by reference from the Company’s registration statement on Form 10-SB (File No. 000-50155), filed January 17, 2003

2.  Incorporated by reference from the Company’s Current Report on Form 8-K/A, filed April 30, 2008

3.  Incorporated by reference from the Company Definitive Information Statement on Schedule 14C, filed July 23, 2009

4.  Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009

5.  Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009

6.  Incorporated by reference from the Company’s Current Report on Form 8-K, filed January 11, 2010

*  Filed herewith