Form 10-Q
period 2010-03-31
NF Energy Saving Corp
filed 2010-05-17
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2010

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
☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ No

As of April 30, 2010, the registrant had 13,315,486 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three Months ended March 31, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-21

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$852,985	$227,329
Accounts receivable, trade	6,973,835	12,510,875
Retention receivable	301,637	874,759
Inventories	1,220,786	638,775
Deferred tax assets	1,408	1,408
Prepayments and other receivables	2,708,763	603,456

Total current assets	12,059,414	14,856,602

Plant and equipment, net	2,109,443	2,169,740
Construction in progress	11,281,600	9,045,332

TOTAL ASSETS	$25,450,457	$26,071,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,737,527	$2,055,839
Customer deposits	122,065	152,850
Income tax payable	59,378	201,480
Convertible promissory notes, net	253,033	-
Current portion of obligation under finance lease	451,009	437,917
Other payables and accrued liabilities	571,419	1,928,494

Total current liabilities	3,194,431	4,776,580

Long-term liabilities:
Obligation under finance lease	517,254	675,809

TOTAL LIABILITIES	3,711,685	5,452,389

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,315,486 and 13,315,486 shares issued and outstanding as of March 31, 2010 and December 31, 2009	13,315	13,315
Additional paid-in capital	8,720,917	7,969,232
Statutory reserve	1,449,345	1,449,345
Accumulated other comprehensive income	1,349,001	1,348,382
Retained earnings	10,206,194	9,839,011

Total stockholders’ equity	21,738,772	20,619,285

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,450,457	$26,071,674

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2010	2009
REVENUE, NET
Product	$2,514,232	$2,101,826
Services	326,251	318,006
Total operation revenues, net	2,840,483	2,419,832

COST OF REVENUES:
Cost of products	1,948,347	1,565,874
Cost of services	212,685	174,496
Total cost of revenues	2,161,032	1,740,370

GROSS PROFIT	679,451	679,462

OPERATING EXPENSES:
Sales and marketing	17,747	48,825
General and administrative	154,740	145,193
Total operating expenses	172,487	194,018

INCOME FROM OPERATIONS	506,964	485,444

Other (expense) income:
Interest income	243	7,857
Other income	-	10,159
Interest expense	(80,644)	-
Total other (expense) income	(80,401)	18,016

INCOME BEFORE INCOME TAXES	426,563	503,460

Income tax expense	(59,380)	(61,547)

NET INCOME	$367,183	$441,913

Other comprehensive income:
- Foreign currency translation gain	619	13,638

COMPREHENSIVE INCOME	$367,802	$455,551

Net income per share:
– Basic	$0.03	$0.03
– Diluted	$0.03	$0.03

Weighted average shares outstanding:
– Basic	13,315,486	13,291,387
– Diluted	13,499,663	13,291,387

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$367,183	$441,913
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	72,674	74,428
Gain on disposal of plant and equipment	(223)	-
Interest expenses, non-cash	44,718	-
Change in operating assets and liabilities:
Accounts receivable	5,539,111	(1,230,662)
Retention receivable	573,268	-
Inventories	(581,915)	(646,847)
Prepayments and other receivables	(1,958,847)	(265,284)
Accounts payable	(318,645)	1,240,372
Customer deposits	(30,809)	3,050
Value added tax receivables	(348,160)	46,968
Income tax payable	(142,136)	-
Other payables and accrued liabilities	(76,653)	(15,104)
Net cash provided by (used in) operating activities	3,139,566	(351,166)

Cash flows from investing activities:
Purchase of plant and equipment	(13,054)	(460)
Payments to construction in progress	(3,253,693)	(456,255)
Proceeds from disposal of plant and equipment	1,250	-
Net cash used in investing activities	(3,265,497)	(456,715)

Cash flows from financing activities:
Payments on finance lease	(145,643)	-
Proceeds from convertible promissory notes	900,000	-
Net cash provided by financing activities	754,357	-

Effect on exchange rate change on cash and cash equivalents	(2,770)	(3,496)

NET CHANGE IN CASH AND CASH EQUIVALENTS	625,656	(811,377)

BEGINNING OF PERIOD	227,329	2,252,771

END OF PERIOD	$852,985	$1,441,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$59,378	$57
Cash paid for interest	$3,888	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Statutory	comprehensive	Retained	stockholders’
	No. of shares	Amount	capital	reserve	income	earnings	equity

Balance as of January 1, 2010	13,315,486	$13,315	$7,969,232	$1,449,345	$1,348,382	$9,839,011	$20,619,285

Beneficial conversion feature and warrants granted in connection with convertible promissory notes	-	-	751,685	-	-	-	751,685

Foreign currency translation adjustment	-	-	-	-	619	-	619

Net income for the period	-	-	-	-	-	367,183	367,183
Balance as of March 31, 2010	13,315,486	$13,315	$8,720,917	$1,449,345	$1,349,001	$10,206,194	$21,738,772

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation (the “Company” or “NFEC”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to “Global Broadcast Group, Inc.” On November 12, 2004, the Company changed its name to “Diagnostic Corporation of America.” On March 15, 2007, the Company changed its name to “NF Energy Saving Corporation of America.” On August 24, 2009, the Company further changed its name to “NF Energy Saving Corporation.”

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

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The condensed consolidated financial statements include the financial statements of NFEC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

As of March 31, 2010 and December 31, 2009, allowance for doubtful accounts was $0 and $0, respectively.

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity each quarter to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2010 and December 31, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Expenditures for repairs and maintenance is expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $72,674 and $74,428 respectively.

•	Construction in progress

Construction in progress is stated at cost, which includes acquisition of land use rights, cost of construction, purchases of plant and equipment and other direct costs attributable to the construction of a new manufacturing facility. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
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

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2010 and 2009.

•	Revenue recognition

The Company offers the following products and services to its customers:

(a)	Sales of energy saving flow control equipment

(b)	Provision of energy project management and sub-contracting service

(c)	Provision of energy-saving reconstruction projects

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)	Sale of products

The Company derives a majority of revenues from the sale of energy saving flow control equipment. Generally, these energy saving flow control equipment are manufactured and configured to customer requirements. The Company typically produces and builds the energy saving flow control equipment for customers in a period from 1 to 6 months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products at the Company’s plant to ensure full satisfaction with the quality of the products and adherence to product specifications. Once the product is accepted by the customer, the Company makes delivery to the customer, usually within a month.

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of its products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended March 31, 2010 and 2009.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
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

For the energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation to the customer’s specifications for a term of service exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the three months ended March 31, 2010, the Company did not recognize any project revenue.

(d)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the three months ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority. For the three months ended March 31, 2010, the Company filed and cleared a 2009 PRC tax return with the requisite tax authority.

•	Product warranty

Under the terms of its contracts, the Company offers customers free 12-months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer for 12 months, until the product warranty has expired. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been accounted for in the three months ended March 31, 2010.

•	Stock-based compensation

The Company adopts ASC Topic 718, "Stock Compensation", ("ASC 718") using the fair value method. Under ASC 718, stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

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

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in the PRC, Nengfa Energy and Sales Company maintain their books and records in their local currency, the Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30 “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2010	March 31, 2009
Period-end rate: RMB:US$1 exchange rate	6.8361	6.8456
Average rate: RMB:US$1 exchange rate	6.8360	6.8466

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two reportable operating segments in the PRC.

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

Cash and cash equivalents, accounts and retention receivables, prepayments and other receivables, accounts payable, customer deposits, income tax payable, other payable and accrued liabilities are carried at cost which approximates fair value. The estimated fair value of convertible promissory notes and obligations under a finance lease was approximately $1.9 million as of March 31, 2010, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements could be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but does not expect a material impact on its condensed consolidated financial statements.

FASB ASC 810, “Consolidation” (“ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810, amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－4	INVENTORIES

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Raw materials	$756,797	$512,903
Work-in-process	397,758	122,123
Finished goods	66,231	3,749
	$1,220,786	$638,775

For the three months ended March 31, 2010 and 2009, no allowance for obsolete inventories was recorded by the Company.

NOTE－5	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Prepayment to vendors for raw materials	$2,507,294	$545,102
Prepayment to equipment vendors	6,583	7,115
Prepaid operating expenses	84,247	34,801
Value-added tax receivable	85,889	-
Other receivables	24,750	16,438
	$2,708,763	$603,456

NOTE－6	CONSTRUCTION IN PROGRESS

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $16 million (including land use rights of approximately $3 million). The construction project is expected to be fully completed in late 2010. As of March 31, 2010, the Company incurred and capitalized $11,281,600 as construction in progress.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－7	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Rent payable	$51,199	$40,221
Payable to the PRC government for land use rights	-	1,018,682
Value added tax payable	-	263,834
Provision for contingent liability	200,000	200,000
Accrued operating expenses	310,953	372,324
Other payable	9,267	33,433
	$571,419	$1,928,494

NOTE－8	PROMISSORY NOTES PAYABLE

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

The Notes bear simple interest at the rate of 6% per year and, absent an “event of default,” are payable in shares of the Company’s Common Stock. Provided an "event of default" has not occurred and is not then continuing, the Notes will convert upon the earlier to occur of (i) the commencement of trading of the Company's Common Stock on a major US stock exchange, or (ii) one year after issuance. Upon conversion, the holders of the Notes shall receive such number of shares of Common Stock equal to the quotient obtained by dividing (a) the then-outstanding principal amount and accrued but unpaid interest on the Notes by (b) the then-current conversion price, which initially shall be $3.00 per share. The conversion price is subject to adjustment for stock dividends, splits, combinations and similar events. The Notes are secured by a security interest in and lien upon all of the Company’s assets.

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

The Company has engaged an independent valuer to perform the valuation of the Notes, and the Company determined that, in accordance with ASC Topic 470-20, “Debt with conversion and other options”, the warrants and related convertible notes should be accounted for as two separate instruments (equity and debt instruments). The accounting for these instruments reflects the notion that the consideration received upon issuance must be allocated between equity and debt components. Proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements, based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants is accounted for as paid-in capital. The remainder of the proceeds is allocated to the debt instrument portion of the transaction as debt discount.

March 31, 2010
Notional amount of the convertible promissory notes payable, net of expenses	960,000
Less: warrant portion	(285,342)
Less: debt discount, unamortized	(421,625)
$253,033

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Notes are discounted for the fair value of warrants on the grant date using Black-Scholes Option Pricing Model under ASC Topic 718, with the following assumptions. The discount is being amortized over the life of the debentures using the effective interest method. For the three months period ended March 31, 2010, the Company recognized $44,718 as amortization of debt discount and recorded as interest expense in the statement of operations.

Expected life (in years)	5
Volatility	63.38%-65.46%
Risk free interest rate	0.32%
Dividend yield	0%
Weighted average fair value	1.76-1.89

NOTE－9	OBLIGATION UNDER FINANCE LEASE

The Company purchased certain equipment under finance lease agreements with an effective interest rate of 8.6% per annum, due through May 25, 2012, with principal and interest payable monthly.

The obligation under the finance lease is as follows:

March 31, 2010
Finance lease	$968,263
Less: current portion	(451,009)

Non-current portion	$517,254

The maturities of the finance lease obligation for the next three years are as follows:

Year ending March 31:
2011	$524,447
2012	490,932
2013	48,942
Total finance leases obligation	1,064,321
Less: interest	(96,058)

Present value of minimum obligation	$968,263

The obligation under finance leases were guaranteed by the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang. Certain plant and machinery amounting to $2,064,910 held under finance leases are capitalized as construction in progress.

NOTE－10	INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of March 31, 2010, the operations in the United States of America incurred $1,397,034 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $474,991 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Effective January 1, 2008, the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) was imposed. Under the New CIT Law, Nengfa Energy, as a foreign investment enterprise continues to enjoy the unexpired tax holiday of 50%-reduction on the unified income tax through 2011, subject to a transitional policy. Sales Company is a domestic company which is entitled to the unified statutory income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009

Income before income taxes from PRC operation	$521,178	$492,640
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	130,295	123,160

Non-deductible item	(5,767)	-
Effect from tax holiday	(65,148)	(61,613)
Income tax expense	$59,380	$61,547

NOTE－11	STOCK BASED COMPENSATION

In June 2009, the Company entered into various agreements with certain Investor Relations (IR) firms, in which the Company agreed to issue warrants to purchase an aggregate of 450,000 shares of its common stock to the IR firms. The warrants have an exercise price of $0.60 per share and become exercisable at the effective date. The warrants expire 5 years after becoming exercisable and all of the warrants have fully vested.

Transactions involving warrants issued to IR firms during the three months ended March 31, 2010 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2010	58,334	$1.80	$1.80	$3.17

Warrants granted	-	-	-	-
Warrants cancelled	-	-	-	-
Warrants exercised	-	-	-	-

Balance as of March 31, 2010	58,334	$1.80	$1.80	$3.17

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Company adopted ASC 718 using the Black-Scholes Option Pricing Model to measure the fair value of warrants on the grant date, with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

NOTE－12	SEGMENT INFORMATION

•	Segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Energy-saving related business – production of wind-energy equipment, provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended March 31, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$2,274,524	$239,708	$2,514,232
- Services	326,251	-	326,251
Total operating revenues	2,600,775	239,708	2,840,483
Cost of revenues	(1,930,073)	(230,959)	(2,161,032)

Gross profit	670,702	8,749	679,451
Depreciation	64,526	8,148	72,674
Total assets	22,675,489	2,774,968	25,450,457
Expenditure for long-lived assets	$3,266,747	-	3,266,747

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31, 2009
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,998,293	$103,533	$2,101,826
- Services	318,006	-	318,006
Total operating revenues	2,316,299	103,533	2,419,832
Cost of revenues	(1,661,637)	(78,733)	(1,740,370)

Gross profit	654,662	$24,800	$679,462
Depreciation	73,613	815	74,428
Total assets	19,580,166	205,709	19,785,875
Expenditure for long-lived assets	$456,715	-	456,715

NOTE－13	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

For the three months ended March 31, 2010, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

(a)         Major customers

For the three months ended March 31, 2010 and 2009, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2010			March 31, 2010
Customers	Revenues	Percentage of revenues		Accounts receivable
Customer A	$785,181	28%		$918,652
Customer B	549,127	19%		642,472
Customer C	302,570	11%		32,182
Customer D	285,816	10%		3,059
Total:	$1,922,694	68%	Total:	$1,596,365

For the three months ended March 31, 2009, one customer represented more than 10% of the Company’s revenue. This customer accounts for 73% of revenue amounting to $1,755,122 and $8,275,329 of accounts receivable.

(b)         Major vendors

For the three months ended March 31, 2010, one vendor represents more than 10% of the Company’s purchases. This vendor accounts for 62% of the Company’s purchase amounting to $1,562,649, with $102,539 of accounts payable.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

For the three months ended March 31, 2009, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2009			March 31, 2009
Vendors	Purchases	Percentage of purchases		Accounts payable
Vendors A	$541,049	30%		$817,904
Vendors B	524,216	29%		524,292
Vendors C	252,169	14%		252,205

Total:	$1,317,434	73%	Total:	$1,594,401

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

The Company’s interest-rate risk arises from borrowing under its finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2010, borrowing under finance lease was at fixed rates.

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

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－14	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company is committed under a non-cancelable operating lease with fixed monthly rentals, due through February 9, 2011.Costs incurred under the operating lease, which are considered equivalent to the market rate, are recorded as rental expense and totaled approximately $9,143 and $7,303 for the three months ended March 31, 2010 and 2009.

As of March 31, 2010, the future minimum rental payments due under this non-cancelable operating lease in the next twelve months is $38,400.

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

As of March 31, 2010, the Company is committed to the future contingent payments of approximately $1 million on the purchase of new plant and equipment and third party contractors in the next twelve months.

(c)	Litigation

On May 21, 2007, a civil complaint Robert Dawley vs NF Energy Saving Corp., et al. was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-18DAB. The complaint accuses the defendants of breaching a contract for payment of money that was signed by Sam Winer, former Chief Executive Officer, before the commencement of the Company’s reverse merger. After being initially dismissed by the Court, the action was authorized to proceed on November 16, 2007. The trial was held in the United States District Court, Middle District of Florida, Orlando on October 16, 2008. The District Court issued a Judgment on December 11, 2008 awarding the plaintiff the sum of $400,000 against the Company, plus prejudgment interest in the amount of $132,822, with continuing interest of $132 per day on the $400,000 obligation until it is paid. The Court further adjudged that the plaintiff shall surrender his stock upon payment of the $400,000. In the event the plaintiff fails to surrender his stock after payment, the Company may cancel the stock. Any payments or collection under the Judgment shall be credited first to interest.

On January 6, 2009, the Company filed a notice of appeal 09-10140-B in the United States of Court of Appeals for the 11th Circuit from the District Court’s judgment.. The Company has also accrued $200,000 for this contingent liability to the statement of operation in fiscal year 2008. In addition, the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred from this litigation claim.

On April 1, 2010, the Eleventh Circuit issued a unanimous opinion reversing the District Court’s Judgment on the grounds that Dawley was not entitled to the relief that he sought and that the law did not support the District Court’s Judgment against NF Energy.  The Eleventh Circuit, to the contrary, entered Judgment in NF Energy’s favor. NF Energy has filed a Bill of Costs seeking an award of its costs on appeal, which totals less than $1,000, from Dawley.

Counsel for Dawley has filed a Petition for Re-Hearing by the Eleventh Circuit panel that heard the appeal. At this point, the Company does not believe that the judgment would have a material impact or significant contingencies to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL DESCRIPTION OF BUSINESS

As used herein the terms "we", "us", "our," the “Registrant,” “NFEC” and the "Company" means, NF Energy Saving Corporation, a Delaware corporation, formerly known as NF Energy Saving Corporation of America, Diagnostic Corporation of America, Global Broadcast Group, Inc., and Galli Process, Inc. These terms also refer to our subsidiary corporations, Liaoning Nengfa Weiye Energy Technology Corporation Ltd. (“Nengfa Energy”), formerly known as Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd. (“Neng Fa”), a corporation organized and existing under the laws of the Peoples’ Republic of China, which was acquired in November 2006, and Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. (“Sales Company”), a limited liability corporation organized and existing under the laws of the Peoples’ Republic of China, which was established in September 2007.

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

Pursuant to and at the closing of the Plan of Exchange, which occurred on November 30, 2006, we issued to the Neng Fa Shareholders 12,000,000 shares of our common stock, or 89.4% of our then outstanding common stock, in exchange for all of the shares of capital stock of Neng Fa owned by the Neng Fa shareholders. Immediately upon the closing, Neng Fa became our 100% owned subsidiary, and the Company ceased all of its other operations and adopted and implemented the business plan of Neng Fa.

Nengfa Energy’s area of business includes research and development, processing, manufacturing, marketing and distribution of energy saving flow control equipment; manufacturing, marketing and distribution of energy equipment, wind power equipment and fittings; energy saving technical reconstruction; and energy saving technology consulting services, providing comprehensive solutions for energy-saving emission reduction. The Sales Company, which is a subsidiary of Nenfa Energy, is 99% owned by Nengfa Energy. The Sales Company engages in the sales and marketing of flow control equipment and products in the PRC.

On August 26, 2009, the Company announced 3 to 1 reverse stock split. The total number of outstanding common shares changed from 39,872,704 pre-split to 13,291,387 post-split.

NFEC specializes in the energy technology business. We provide energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, municipal infrastructure development industries, and customized comprehensive solutions for energy-saving emission reduction. We also are engaged in the manufacturing and sales of the energy-saving flow control equipment. According to analysis of ESCO Committee of China Energy Conservation Association, currently, our flow control equipment business holds a leading position in China. The Company has the Det Norske Veritas Management System Certificate which certifies that our products conform to the Management System Standard ISO9001:2000. We have been a member of the Chicago Climate Exchange since 2006. In 2007, Nengfa Energy received contracts for three sections of the prominent project “Redirect the water from the Rivers in the South to the North Middle Section Jingshi Section Water Supply Engineering Project”. This project was completed and passed inspection in 2008. In 2008, the Company also received flow control equipment contracts from seven cities in Liaoning Province for their large water supply system. In 2009, the Company has received several flow control equipment supply contracts, such as Xijiang diversion project of Guandong Province, and Phase 1 of Guangdong Yuedian Huilai Power Plant.

Our principal future development focus is to complete the construction of our new energy manufacturing facility which will enhance the Company’s productivity and expand the manufacturing capacity. The new facility will be completed the latest by the end of 2010.In conjunction with the planned facility expansion, we also will undertake efforts on technology development to optimize the business revenue structure of the Company, and promote energy-saving technologies efficiency as part of our sales efforts. We are aiming to become a main supplier of new energy equipment, energy-saving equipment and flow control devices; become a major operator of energy-saving technological transformation projects and comprehensive management of energy-saving emission reduction projects; and become the general contractor of energy-saving technological transformation projects.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in compliance with our contract terms; 2) our ability to compete effectively with other companies in our industry segments; 3) our ability to raise capital or generate sufficient working capital in order to effectuate our business plan; 4) our ability to retain our key executives; and 5) our ability to win and perform significant construction and infrastructure projects.

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

(a) Sale of products

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers during a period from one to six months. When the Company completes production in accordance with the customer’s specification, the customer is required to inspect the finished products at the Company’s plant to approve quality and conformity and final acceptance. Once the product is accepted by the customer, the Company undertakes delivery to the customer, usually within a month.

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products it sells at the rate of 17% on the invoiced value. The Company experienced no product returns and has recorded no reserve for returns for the three months ended March 31, 2010 and 2009.

(b) Service revenue

Service revenue is derived from energy-saving technical services, project management or sub-contracting services that are not an element of the arrangement for the sale of products. These services are generally billed on a time-cost plus basis, for the period of service provided, which is generally from two to three months.

Revenue is recognized, net of business taxes, when the service is rendered and accepted by the customer.

(c) Project revenue

For energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Subtopic 605-35, “Construction-Type and Production-Type Contracts” to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the three months ended March 31, 2009, the Company did not recognize any project revenue.

(d) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, do not bear interest and are due within the contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivable. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law.

The payment terms for our accounts receivable from each source of revenue is set forth below:

Revenue items		General payment terms:
1.	Sales of products
(a) 10% of the contract value will be paid by the customer upon signing the contract.

(b) 50% of the contract value will be paid by the customer after the physical inspection (with a credit term from 30 to 90 days).

(c) 30 to 35% of the contract value will be paid upon the delivery to the customer (with a credit term from 30 to 90 days).

(d) 5 to 10% of the contract value will be paid within 12 months (from the delivery date) as warranty retention for the product.

2.	Services
(a) 10 to 15 % of the contract value will be paid by the customer upon signing the contract.

(b) The remaining contract value will be paid by the customer upon the completion of the service (with a credit term from 30 to 90 days).

3.	Projects	Payments based on the achievement of certain milestones to be made over the term of the project.

In general, accounts receivables with aging within 90 days, between 91 and 180 days, and between 181 and 360 days represent approximately 30-40%, 50-60%, and 5%-15%, respectively, of the total accounts receivable. The Company is highly aware the risk of default, and as a result, we control accounts receivable with aging above 1 year with 1% of the total accounts receivable.

For most of our contracts, our customers are generally large or stated-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phases over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. In our industry practice, we are paid by these construction contractors and/or developers when they have been paid by the local government or state-owned enterprises after the full inspection of each milestone during the construction phase. Given that the construction of these infrastructure projects are very large in size and complex and requires a high quality level in completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable on a timely manner or only after a period longer than our agreed payment terms.

We have a high level of assurance on the recoverability of these accounts receivable, based on our ongoing assessment of the customer’s credit-worthiness and their payment history. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we specifically evaluate the structure and collectability of accounts receivable and for receivables that are past due or not being paid according to the payment terms, we take appropriate action to exhaust all means of collection, including seeking legal resolution in a court of law. For customers with large amounts of accounts receivable, we may take other steps, such as limiting sales and changing payment terms and request forms of security. We will consider an adjustment to the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments.

Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Product warranty

Under the terms of the contracts, the Company offers the customers a free 12-months of product warranty on a case-by–case basis, depending upon the type of customer, and the nature and size of the infrastructure project. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer for 12 months, until the product warranty has expired. The Company has not experienced any material returns under this warranty provision. As such, no reserve for product warranty has been provided for the three months ended March 31, 2010.

Inventories

Inventories are stated at the lower of cost or market (net realizable value), with the cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. Quarterly, the Company reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

For non-employee stock-based compensation, the Company adopts ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees” Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

In accordance with ASC Topic 470-20 “Debt with conversion and other options”, the warrants and related convertible notes should be accounted for as two separate instruments (equity and debt instruments). The accounting for these instruments reflects the notion that the consideration received upon issuance must be allocated between equity and debt components. Proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements, based on the relative fair values of the debt instruments without the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants is accounted for as paid-in capital. The remainder of the proceeds is allocated to the debt instruments portion of the transaction This usually results in a discount, which is to be amortized over the period of debt using the interest method..

Income Taxes

The Company adopts ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon an audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely sustainable than not upon audit, the Company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely sustainable than not upon audit, the Company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the three months ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its majority of business in the PRC and is subject to tax in that jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority. For the period ended March 31, 2010, the Company filed and cleared its 2009 PRC tax return by such tax authority.

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

The reporting currency of the Company is the United States dollar ("US$"). The Company's subsidiaries in the PRC, Nengfa Energy and Sales Company maintain their books and records in the local currency of the PRC, Renminbi ("RMB"), which is the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2010	March 31, 2009
Period-end RMB:US$1 exchange rate	6.8361	6.8456
Average monthly RMB:US$1 exchange rate	6.8360	6.8466

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $2,840,483 for the three months ended March 31, 2010, as compared to $2,419,832 for the corresponding period in 2009. Total revenues increased by $420,651, a 17% increase for the three months ended March 31, 2010, as compared to total revenues for the three months ended March 31, 2009.

In the middle of 2008, the Chinese government announced more flexible monetary policies and financial policies. The Chinese government then indicated it will invest close to 4 trillion RMB to stimulate domestic demand and announced ten policies to promote growth. The Chinese government undertook to promote economic stability and growth through domestic projects on civil engineering, basic infrastructure, constructions for environmental protection and reconstruction. 2010 is the last year of the "Eleventh Five-Year" emission reduction targets. It is also the first year for China to put forward its 40-45% emission reduction target, which is a point of emphasis for the Chinese government.  Mr. Zhang Shaochun, the Vice Minister of Finance for the central government, has stated that the special funding for the energy-saving emission reduction industry will be 70% more than the prior year, which will be up to 500 billion RMB. The government intends to promote large-scaled energy-saving and efficiency products and will support key energy-saving emission reduction projects.

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

On April 6, 2010, State Council of China approved the “Opinion on Accelerating the Implementation of Energy Management Contract to Promote the Development of Energy Service Industry,” (“the Opinion”)  which was proposed by the National Development and Reform Commission, the Ministry of Finance, People’s Bank of China and the State Taxation Administration. A series of new tax benefits will stimulate China’s domestic energy conservation projects and services development. The policies should greatly benefit Nengfa Energy’s energy saving business which fits within the government stimulus policies for building energy saving infrastructure projects for municipalities and industrial companies. We expect significant growth in all our lines of business in 2010.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment and wind-energy equipment. Product revenues were $2,514,232, or 89% of total revenues for the three months ended March 31, 2010, as compared to $2,101,826, or 87% of total revenues, for the corresponding period in 2009. Product revenues increased by $412,406, a 20% increase, over the same period in 2009. This increase is primarily due to the increase in new contracts for the products.

Service Revenues

Service revenues are derived principally from energy-saving technical services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers. Service revenues were $326,251, or 11% of total revenues, for the three months ended March 31, 2010, as compared to $318,006, or 13% of total revenues, for the corresponding period in 2009. Service revenues increased by $8,245, a 3% increase over the same period in 2009. This increase is primarily due to the increase in service contracts.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three months ended March 31, 2010, or the same period ended in 2009. The Company is conducting feasibility studies with respect to several energy-saving projects, and we anticipate that project revenues will be reported in future periods if the projects are implemented as expected.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $2,161,032 for the three months ended March 31, 2010, as compared to $1,740,370 for the corresponding three month period in 2009, an increase of $420,662 or approximately 24%. This increase was primarily due to the increase in products sold during this period.

The overall gross profit for the Company was $679,451 (24% margin) for the three months ended March 31, 2010, as compared to $679,462 (28% margin) for the corresponding three month period in 2009, a decrease of $11. Although operating revenue in the first quarter of 2010 increased steadily by 17% over the prior period, the cost of revenue increased by 24% over the prior period, resulting in a 4% decrease in the gross profit margin from the 2009 period to 2010 period.

Cost of Products

Total cost of products was $1,948,347 for the three months ended March 31, 2010, as compared to $1,565,874 for the corresponding three month period in 2009, an increase of $382,473 or approximately 24%. This increase is primarily due to the increase in the number of products sold.

The gross profit for products was $565,885(23%) for the three months ended March 31, 2010, as compared to $535,952(25%) for the corresponding three month period in 2009, an increase of $29,933 or approximately 6%. This increase is primarily due to the increase in product revenues being greater than the increase in cost of products.

Cost of Services

The cost of services was $212,685 for the three months ended March 31, 2010, as compared to $174,496 for the corresponding three month period in 2009, an increase of $38,189 or approximately 22%. This increase is primarily due to an increase in service contracts.

The gross profit for services was $113,566 for the three months ended March 31, 2010, as compared to $143,510 for the corresponding period in 2009, a decrease of $29,944 or approximately 21%. This decrease is primarily due to the period-over-period increase in cost of services exceeding the period-over-period increase in services revenues.

Operating Expenses

Total operating expenses were $172,487 for the three months ended March 31, 2010, as compared to $194,018 for the corresponding three month period in 2009, a decrease of $21,531, or approximately 11%. This decrease is primarily due to the decrease in selling and marketing expenses.

Selling and Marketing Expenses

Sales and marketing expenses were $17,747 for the three months ended March 31, 2010, as compared to $48,825 for the corresponding three month period in 2009, a decrease of $31,078 or approximately 64%. This decrease is primarily due to an increased number of contracts with lower gross margin during this period. These contracts have relative lower selling and marketing expenses, and therefore reduced the total amount of selling and marketing expenses.

General and Administrative Expenses

General and administrative expenses were $154,740 for the three months ended March 31, 2010, as compared to $145,193 for the corresponding three month period in 2009, an increase of $,9,547 or approximately 7%.

INCOME FROM OPERATIONS

Income from operations was $506,964, for the three months ended March 31, 2010, as compared to $485,444 for the corresponding three month period in 2009, an increase of $21,520 or approximately 4%. This increase is primarily due to the 11% decrease in operating expenses.

Other (expense) Income

Other expense for the three months ended March 31, 2010 was $80,401, as compared to other income of $18,016 for the corresponding three month period in 2009, an absolute difference of $98,417. This difference is primarily due to $44,718 in interest expense, resulting from the issuance of $960,000 of convertible promissory notes during the first quarter of 2010, as well as $30,043 in interest expense, resulting from a financial lease for two machines used in the production of our products, incurred during the first quarter 2010, compared to $10,159 of other income recognized in the in the first quarter of 2009.

Income Tax Expense

For the three months ended March 31, 2010 and corresponding three month period in 2009, income tax expense was $59,380 and $61,547, respectively. The Company continues to enjoy the tax holiday in the PRC due to Nengfa Energy's foreign company status. During 2007, the Tieling City local government tax bureau in the PRC approved Nengfa Energy as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 12.5% for the following three years.

As of March 31, 2010, the operations in the United States of America have resulted in $1,397,034 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2029, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $474,991 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

Effective from January 1, 2008, the Corporate Income Tax Law of the People’s Republic of China (the“New CIT Law”) became operative. Under the New CIT Law, Nengfa Energy, as a foreign investment enterprise, continues to enjoy the unexpired tax holiday of 50%-reduction on the unified income tax through 2011, subject to a transitional policy. The Sales Company is a domestic company, which is subject to the unified statutory income tax rate of 25%.

The Company’s effective income tax rates for the three months ended March 31, 2010 were 12.5%.

NET INCOME

Net income for the three months ended March 31, 2010 was $367,183, as compared to $441,913 for the corresponding three month period in 2009, a decrease of $74,730 or approximately 17%. This decrease is primarily due to a $30,286 increase in interest expense in the period as a result of a financial lease for two numerical control machines used in the production of our products, and the issuance of $960,000 of convertible promissory notes on February 24, 2010 and March 4, 2010, for which a non-cash interest expense of $ 44,718 was recognized in the three month period ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the three months ended March 31, 2010, net cash provided by operating activities was $3,139,566. This was attributable primarily to net income of $367,183, adjusted by non-cash items of depreciation of $72,674, non-cash interest expense of $44,718 and a $2,655,214 increase in working capital. The increase in working capital in the first three months of 2010 was due primarily to the decrease in accounts receivable by $5,539,111 and decrease in retention receivable by $573,268, an increase in inventories by $581,915, the increase in prepayment and other receivable by $1,936,703, a decrease in the accounts payable by $318,645, a decrease in customer deposits by $30,809, an increase in value added tax receivable by $348,160 and income tax payable of $142,136, and an increase in other payables and accrued liabilities by $76,653 in this period.

On December 31, 2009, our outstanding accounts receivable was $12,510,875, which was due to the delay in the installation and operational testing of a number of products. For these contracts, the term of revenue recognition stated that part of payment had to be made after the installation and operating test. Therefore the delay in installation resulted in delayed payments and a significant amount of accounts receivable. By March 31, 2010, some of these delayed products have been installed and operating tests have been completed, and payments have been made. Therefore the amount of accounts receivable at March 31, 2010 had decreased by $5,539,111 from December 31, 2009. This money was used for the facility construction and project prepayment.  For the three month period ended March 31, 2010, the Company had accounts receivable turnover of 309 days.

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms, we take appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law.

At March 31, 2010, the Company had accounts receivable of $6,973,835, 96% and 4% of the accounts receivable are product revenue accounts receivable and service revenue account receivable, respectively. The accounts receivable with aging within 90 days, between 91 and 180 days, and between 181 and 365 days, and above 365 days are $2,111,063, $4,081,290, $555,793 and $217,689, respectively, representing 30%, 59%, 8% and 3% of the total accounts receivable, respectively, as of March 31, 2010. The Company restricted the accounts receivable with aging above 1 year within 1% of the total account receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. The detailed account receivable aging, starting from the invoice date, by March 31, 2010 is as following:

Revenue Sources:	Account Receivables	Aging of 1-90 days	Aging of 91-180 days	Aging of 181-365 days	Above 365 days
Products	$6,705,943	$1,956,245	$4,052,321	$500,269	$217,689
Services	$267,892	$162,818	$28,969	$55,524	-
Projects	-	-	-	-	-
Total	$6,973,835	$2,119,063	$4,081,290	$555,793	$217,689

We offer the customers a free 12-months product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer for 12 months, until the product warranty has expired. On March 31 2010, the retention receivables were $301,637.

In addition, it is the Company's practice to build up a larger inventory to be able to fulfill its contracts during the installation of the large infrastructure projects. The increase in inventories of $581,915 reflects a reasonable inventory level which corresponds to a number of contracts for products which have not been delivered or recognized as revenue by March 31, 2010. The reason for the large increase in the prepayments and other receivables of $1,936,703 as compared to year end December 31, 2009, is due to increases in prepayments to vendors for raw materials,, prepayment to projects and the future contingent payments on the purchase of new plant and equipment and third party contractors. During this period, a significant percentage of revenue was generated by completing the follow-up contracts from 2009. Therefore there was a decrease in customer deposits of $30,809 and value added tax receivable of $348,160. The Company started to pay an 50% reduced rate of tax in the P.R.C in 2009. Compared to December 31, 2009, the income tax payable decreased $142,136 for the three month period ended March 31, 2010. The increase of $76,653 in other payables and accrued liabilities is due to the increase in accruals and other payables.

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

Investing activities

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, in the PRC. Total estimated construction cost of the new manufacturing facility is approximately $16 million (including land use rights for approximately $3 million). The construction project is expected to be fully completed in late 2010.

For the three months ended March 31, 2010, net cash used in investing activities was $3,265,497, and was primarily attributable to the purchase of plant and equipment for $13,054 and the payments for construction in progress of $3,253,693. There were proceeds of $1,250 from the disposal of plant and equipment.

As of March 31, 2010, the Company has incurred and capitalized $11,281,600 as construction in progress.

The Company currently rents its manufacturing facility from a third party. The current facility has a designed capacity of approximately 6,000 tons per year. During the three months ended March 31, 2010, the Company utilized approximately 70% of its capacity. The new energy equipment manufacturing facility currently under construction will have two high standard numerical control machines installed, plus the current equipment, which will be moved to the new facility. If fully operated, the new facility will have a designed capacity to manufacture approximately 20,000 tons of flow control equipment on a yearly basis, and will also be able to manufacture 300 sets of key components of wind power equipment annually. Upon completion, the estimated manufacturing capacity of the new facility will be more than three times the capacity of the Company’s current facility.

The new facility and the installation of new and high quality machines should enhance the Company’s equipment manufacturing capacity and improve the productivity and precision level of its products. Furthermore, the Company will have the ability to expand the sale of its flow control equipment products into other markets.

Financing activities

For the three months ended March 31, 2010, net cash provided by financing activities was $754,357 , of which $145,643 was attributable to the payments on finance lease and $900,000 was generated by a private placement financing of convertible promissory notes.

During the first quarter of 2010, the Company sold, through a private placement to two accredited investors, convertible promissory notes in the aggregate principal amount of $960,000 and warrants to purchase 160,000 shares of its common stock, par value $0.001 per share. The notes bear simple interest at the rate of 6% per year and, absent an “event of default,” are payable in shares of the Company’s common stock. Provided an "event of default" has not occurred and is not then continuing, the notes will convert upon the earlier to occur of (i) the commencement of trading of the Company's common stock on a major US stock exchange, or (ii) one year after issuance. Upon conversion, the holders of the notes shall receive such number of shares of common stock equal to the quotient obtained by dividing (a) the then-outstanding principal amount and accrued but unpaid interest on the note by (b) the then-current conversion price, which initially shall be $3.00 per share. The conversion price is subject to adjustment for stock dividends, splits, combinations and similar events. The notes are secured by a security interest in and lien upon all of the Company’s assets. The warrants, which are exercisable for shares of common stock at an initial exercise price of $4.00 per share, are not exercisable until three months after issuance and will terminate five years thereafter. The exercise price is subject to adjustment for stock dividends, splits, combinations and similar events. The Company has agreed to provide the investors with “piggy-back” registration rights with respect to the shares of common stock issuable upon conversion of the notes and exercise of the warrants

As the Company adopts ASC Topic 470-20 “ Debt with conversion and other options”, the convertible notes are recorded and in accordance with this topic. Although this accounting treatment has affected our balance sheet and income statement by increasing the stock based compensation and non-cash interest expense, it will not affect our cash flow.

We anticipate we will need additional working capital in 2010 and beyond to fund the Company’s new business plans to establish a manufacturing base for new energy equipment and to develop comprehensive energy saving infrastructure projects for municipalities and energy conservation projects that include blast furnace power generation, low concentration coal bed methane power generation and bio-mass power generation. Furthermore, we may consider expanding the Company’s business lines. In order to maintain our lead position in energy- efficient flow control equipment manufacturing, we anticipate a continued and steady growth of the manufacture and sale of our flow control equipment. We may decide to pursue additional investments through the sale of equity or equity linked securities or debt financing to obtain the additional cash resources to fund our business and other future developments; however, there can be no assurance that we will be able to obtain additional funds on terms acceptable to the Company or at all. If we cannot obtain debt or equity financing to fund our working capital needs, our business development plan may be delayed and we may not be able to achieve the estimated revenue growth from service and projects or we may not be able to achieve our total revenues projections for this year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter covered by this report that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

On May 21, 2007, a civil complaint Robert Dawley v. NF Energy Saving Corp. of America, et al. was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-18DAB. The complaint accused the defendant of breaching a contract for payment of money that was signed by Sam Winer, former Chief Executive Officer of the Company, before the commencement of the Company’s reverse merger. After being initially dismissed by the court, the action was authorized to proceed on November 16, 2007. A trial was held in the United States District Court, Middle District of Florida, Orlando on October 16, 2008. The District Court issued a judgment on December 11, 2008, awarding the plaintiff the sum of $400,000 against the Company, plus prejudgment interest in the amount of $132,821.92, with continuing interest of $131.51 per day on the $400,000 obligation until it is paid. The Court further adjudged that the plaintiff shall surrender certain shares of common stock he holds in the Company upon payment of the $400,000. In the event the plaintiff fails to surrender the specified shares of stock after payment, the Company may cancel the stock. Any payments or collection under the judgment shall be credited first to interest.

On January 6, 2009, the Company filed a notice of appeal 09-10140-B in the United States Court of Appeals for the 11th Circuit from the District Court’s judgment. The Company has also accrued $200,000 for this contingent liability to the statement of operation in 2008. In addition, the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee and bear all contingent liabilities and costs to be incurred from this litigation claim.

On April 1, 2010, the Eleventh Circuit issued a unanimous opinion reversing the District Court’s Judgment on the grounds that Dawley was not entitled to the relief that he sought and that the law did not support the District Court’s Judgment against NF Energy. The Eleventh Circuit, to the contrary entered Judgment in NF Energy’s favor. NF Energy has filed a Bill of Costs seeking an award of its costs on appeal, which total less than $1,000, from Dawley.

Counsel for Dawley has filed a Petition for Re- Hearing by the Eleventh Circuit panel that heard the appeal. At this point, the Company does not believe that the judgment would have a material impact or significant contingencies to the Company.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      [Reserved]

Item 5.      Other Information.

None.

Item 6.      Exhibits.

The list of Exhibits , required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q are set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NF Energy Saving Corporation
(Registrant)

Date: May 17, 2010	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: May 17 2010	By:	/s/ Li Hua Wang
Li Hua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Form of Securities Purchase Agreement[1]

10.2	Form of Convertible Promissory Note[1]

10.3	Form of Warrant[1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference from the Company’s Current Report on Form 8-K, filed March 3, 2010