Form 10-Q
period 2010-06-30
NF Energy Saving Corp
filed 2010-08-16
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2010

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

As of July 31, 2010, the registrant had 13,315,486 shares of common stock, $0.001 par value, issued and outstanding.

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

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page
Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Six Months ended June 30, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-22

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$508,959	$227,329
Accounts receivable, trade	9,392,115	12,510,875
Retention receivable	406,993	874,759
Inventories	1,968,930	638,775
Deferred tax assets	1,414	1,408
Prepayments and other receivables	2,062,607	603,456

Total current assets	14,341,018	14,856,602

Plant and equipment, net	2,048,661	2,169,740
Construction in progress	11,853,759	9,045,332

TOTAL ASSETS	$28,243,438	$26,071,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,882,319	$2,055,839
Customer deposits	622,915	152,850
Income tax payable	246,914	201,480
Convertible promissory notes, net	369,299	-
Note payable	528,743	-
Current portion of obligation under finance lease	466,188	437,917
Other payables and accrued liabilities	565,751	1,928,494

Total current liabilities	4,682,129	4,776,580

Long-term liabilities:
Obligation under finance lease	356,592	675,809

TOTAL LIABILITIES	5,038,721	5,452,389

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,315,486 and 13,315,486 shares issued and outstanding as of June 30, 2010 and December 31, 2009	13,315	13,315
Additional paid-in capital	8,720,917	7,969,232
Statutory reserve	1,449,345	1,449,345
Accumulated other comprehensive income	1,444,627	1,348,382
Retained earnings	11,576,513	9,839,011

Total stockholders’ equity	23,204,717	20,619,285

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,243,438	$26,071,674

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
REVENUES, NET
Products	$3,650,612	$4,627,735	$6,164,844	$6,729,561
Services	3,192,200	590,969	3,518,451	908,975
Project	375,157	-	375,157	-
Total revenues, net	7,217,969	5,218,704	10,058,452	7,638,536

COST OF REVENUES:
Cost of products	2,316,196	3,250,140	4,264,543	4,816,014
Cost of services	2,572,151	443,785	2,784,836	618,281
Cost of project	306,378	-	306,378	-
Total cost of revenues	5,194,725	3,693,925	7,355,757	5,434,295

GROSS PROFIT	2,023,244	1,524,779	2,702,695	2,204,241

OPERATING EXPENSES:
Sales and marketing	14,905	25,628	32,652	74,453
General and administrative	198,770	194,053	353,510	339,246
Stock based compensation	-	349,000	-	349,000
Total operating expenses	213,675	568,681	386,162	762,699

INCOME FROM OPERATIONS	1,809,569	956,098	2,316,533	1,441,542

Other (expense) income:
Interest income	351	1,148	594	9,005
Other income	-	5	-	10,164
Subsidy income	-	33,610	-	33,610
Interest expense	(154,136)	-	(234,780)	-
Total other (expense) income	(153,785)	34,763	(234,186)	52,779

INCOME BEFORE INCOME TAXES	1,655,784	990,861	2,082,347	1,494,321

Income tax expense	(285,465)	(181,912)	(344,845)	(243,460)

NET INCOME	$1,370,319	$808,949	$1,737,502	$1,250,861

Other comprehensive income:
- Foreign currency translation gain	95,626	26,690	96,245	40,328

COMPREHENSIVE INCOME	$1,465,945	$835,639	$1,833,747	$1,291,189

Net income per share:
– Basic	$0.10	$0.06	$0.13	$0.09
– Diluted	$0.10	$0.06	$0.13	$0.09

Weighted average common stock outstanding:
– Basic	13,315,486	13,291,387	13,315,486	13,291,387
– Diluted	13,373,820	13,291,387	13,373,820	13,291,387

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,737,502	$1,250,861
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	145,395	148,963
Stock based compensation	-	349,000
Gain on disposal of plant and equipment	(223)	-
Interest expenses, non-cash	160,984	-
Change in operating assets and liabilities:
Accounts receivable, trade	3,159,179	(540,094)
Retention receivable	469,637	-
Inventories	(1,322,393)	681,231
Prepayments and other receivables	(1,389,196)	7,781
Accounts payable, trade	(181,458)	658,202
Customer deposits	467,627	7,295
Income tax payable	44,417	181,825
Other payables and accrued liabilities	(1,368,916)	(61,891)
Net cash provided by operating activities	1,922,555	2,683,173

Cash flows from investing activities:
Purchase of plant and equipment	(16,728)	(179,070)
Payments to construction in progress	(2,759,833)	(2,595,776)
Proceeds from disposal of plant and equipment	1,251	-
Net cash used in investing activities	(2,775,310)	(2,774,846)

Cash flows from financing activities:
Payments on finance lease	(294,493)	(709,373)
Proceeds from note payable	526,720	-
Proceeds from convertible promissory notes	900,000	-
Net cash provided by (used in) financing activities	1,132,227	(709,373)

Effect on exchange rate change on cash and cash equivalents	2,158	22,345

NET CHANGE IN CASH AND CASH EQUIVALENTS	281,630	(778,701)

BEGINNING OF PERIOD	227,329	2,252,771

END OF PERIOD	$508,959	$1,474,070

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$49,871	$61,561
Cash paid for interest	$261,945	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchased under finance leases	$-	$1,381,579

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

					Accumulated
	Common stock		Additional		other		Total
	No. of		paid-in	Statutory	comprehensive	Retained	stockholders’
	shares	Amount	capital	reserve	income	earnings	equity

Balance as of January 1, 2010	13,315,486	$13,315	$7,969,232	$1,449,345	$1,348,382	$9,839,011	$20,619,285

Beneficial conversion feature and warrants granted in connection with convertible promissory notes	-	-	751,685	-	-	-	751,685

Foreign currency translation adjustment	-	-	-	-	96,245	-	96,245

Net income for the period	-	-	-	-	-	1,737,502	1,737,502
Balance as of June 30, 2010	13,315,486	$13,315	$8,720,917	$1,449,345	$1,444,627	$11,576,513	$23,204,717

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

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

On May 27, 2010, the Company approved a reverse stock split of its common stock outstanding at a ratio resulting in a reduction of the aggregate number of shares of outstanding common stock from anywhere between 10% (i.e. 10:9) to 500% (i.e. 5:1), as decided by the Board of Directors in its discretion, to take effect at such time within three months of June 8, 2010 as determined by the Board of Directors in its discretion. As of the date hereof, the Board has not yet implemented the reverse stock split.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer’s financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

Depreciation expense for the three months ended June 30, 2010 and 2009 were $72,721 and $74,535 respectively.

Depreciation expense for the six months ended June 30, 2010 and 2009 were $145,395 and $148,963 respectively.

•	Construction in progress

Construction in progress is stated at cost, which includes acquisition of land use rights, cost of construction, purchases of plant and equipment and other direct costs attributable to the construction of a new manufacturing facility in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $16 million (including land use rights of approximately $3 million). The construction project is expected to be fully completed in late 2010. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction

•	Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s normal depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 835-30, “Imputation of Interest”.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2010.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Revenue recognition

The Company offers a number of products and service to its customers, which are:

(a)	Sales of energy saving flow control equipment

(b)	Provision of energy project management and sub-contracting service

(c)	Provision of energy-saving construction projects

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the six months ended June 30, 2010 and 2009.

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

In February 2010, NFEC, through its subsidiary Nengfa Energy, entered into a cooperative arrangement with one of the biomass energy technology companies in Fuxin (“Fuxin”) for the development of energy-related systems and facilities and the provision of an economic energy saving solutions to the farmers in Laoning Province, the PRC for a term of 1 year. Under this project arrangement, Nengfa Energy agreed to design, build and provide the energy-related equipments and components, as well as provide training to Fuxin to operate these energy-related facilities. Fuxin agreed to operate the administration of this arrangement and provide on-site training to the farmers to operate these facilities. In consideration for this cooperative arrangement, both parties agreed to equally share in the sales of energy-related systems during the term of the project, in accordance with the agreed energy-saving milestone requirement. At the end of the project term, Nengfa agreed to transfer its ownership and proprietary right to the energy-related system and facility to Fuxin.

Under this cooperative arrangement, Nengfa Energy is entitled to total project income of $750,314 from the joint energy-saving project with total project cost of approximately $618,000 over the term of the project. For the six months ended June 30, 2010, Nengfa Energy recognized the project revenue of $375,157 in the statement of operations under the installment method.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes “ (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three and six months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the six months ended June 30, 2010, the Company filed and cleared 2009 PRC tax return by its tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers the customers a free 12-months’ product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer for 12 months, until the product warranty is expired. The Company has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three and six months ended June 30, 2010.

•	Stock based compensation

The Company adopts ASC Topic 718, “Stock Compensation”, (“ASC 718”) using the fair value method. Under ASC 718, stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

For non-employee stock based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”, stock based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollar (“US$”). The Company’s subsidiaries in the PRC, Nengfa Energy and Sales Company maintain their books and records in their local currency, the Renminbi Yuan (“RMB”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2010	June 30, 2009
Period-end RMB:US$1 exchange rate	6.8086	6.8432
Period average RMB:US$1 exchange rate	6.8348	6.8448

•	Related parties

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

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Fair value measurement

ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”), establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Cash and cash equivalents, accounts and retention receivable, prepayments and other receivable, accounts payable, customer deposits, income tax payable, other payable and accrued liabilities are carried at cost which approximates fair value. The estimated fair value of convertible promissory note, note payable and obligation under finance lease was approximately $2.3 million as of June 30, 2010, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

NOTE 4 INVENTORIES

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Raw materials	$1,675,473	$512,903
Work-in-process	221,139	122,123
Finished goods	72,318	3,749
	$1,968,930	$638,775

For the three and six months ended June 30, 2010 and 2009, no allowance for obsolete inventories was recorded by the Company.

NOTE 5 PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Prepayment to vendors for raw materials	$1,959,785	$545,102
Prepayment to equipment vendors	6,609	7,115
Prepaid operating expenses	69,288	34,801
Other receivables	26,925	16,438
	$2,062,607	$603,456

The Company generally makes prepayments to vendors for raw materials in the normal course of business. Prepayments to vendors are recorded when payment is made by the Company and relieved against inventory when goods are received, which include provisions that set the purchase price and delivery date of raw materials.

NOTE 6 CONSTRUCTION IN PROGRESS

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $16 million (including land use rights of approximately $3 million). The construction project is expected to be fully completed in late 2010. As of June 30, 2010, the Company incurred and capitalized $11,853,759 as construction in progress.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 7 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Rent payable	$18,359	$40,221
Payable to the PRC government for land use rights	-	1,018,682
Value added tax payable	83,860	263,834
Provision for contingent liability	200,000	200,000
Accrued operating expenses	253,900	372,324
Other payable	9,632	33,433
	$565,751	$1,928,494

NOTE 8 NOTE PAYABLE

On June 20, 2010, the Company received an unsecured note payable (the “Note”) of $562,720 (equivalent to RMB3,600,000) from Liaoning Dongda Nengfa Weiye Energy Saving Technology Engineering Design & Research Institute. The Company intends to use the fund for capital expenditure purpose. The Note becomes repayable in full on June 19, 2011 and carries interest at 16.5% per annum payable at its due date

NOTE 9 CONVERTIBLE PROMISSORY NOTES

On February 24, 2010 and March 4, 2010, the Company sold, through a private placement to two accredited investors, ARC China Investment Funds and ARC Semper China Investment Funds, convertible promissory notes (the “Notes”) in the aggregate principal amount of $960,000 and warrants (the “Warrants”) to purchase 160,000 shares of its common stock, par value $0.001 per share (“Common Stock”). The Company intends to use the net proceeds of approximately $900,000 from the private placement for working capital and general corporate purposes.

The Notes bear an effective interest at the rate of 6% per annum, absent an “event of default,” are payable in shares of the Company’s Common Stock. Provided an “event of default” has not occurred and is not then continuing, the Notes will convert upon the earlier to occur of (i) the commencement of trading of the Company’s Common Stock on a major US stock exchange, or (ii) one year after issuance. Upon conversion, the holders of the Notes shall receive such number of shares of Common Stock equal to the quotient obtained by dividing (a) the then-outstanding principal amount and accrued but unpaid interest on the Notes by (b) the then-current conversion price, which initially shall be $3.00 per share. The conversion price is subject to adjustment for stock dividends, splits, combinations and similar events. The Notes are secured by a security interest in and lien upon all of the Company’s assets.

The Warrants, which are exercisable for shares of Common Stock at an initial exercise price of $4.00 per share, are not exercisable until six months after issuance and will terminate five years thereafter. The exercise price is subject to adjustment for stock dividends, splits, combinations and similar events. The Company has agreed to provide the investors with “piggy-back” registration rights with respect to the shares of Common Stock issuable upon conversion of the Notes and exercise of the Warrants.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Company has engaged an independent valuer to perform the valuation of the Notes and the Company has determined that the Notes are recorded in accordance with ASC Topic 470-20, “Debt with conversion and other options”, the warrants and related convertible notes should be accounted for as two separate instruments (equity and debt instruments). The accounting for these instruments reflects the notion that the consideration received upon issuance must be allocated between equity and debt components. Proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements, based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants is accounted for as paid-in capital. The remainder of the proceeds is allocated to the debt instrument portion of the transaction as debt discount.

June 30, 2010
Notional amount of the convertible promissory notes payable, net of expenses	960,000
Less : warrant portion	(285,342)
Less: debt discount, unamortized	(305,359)
$369,299

The Notes are discounted for the fair value of warrants on the grant date using Black-Scholes Option Pricing Model under ASC Topic 718, with the following assumptions. The discount is being amortized over the life of the debentures using the effective interest method. For the six months ended June 30, 2010, the Company recognized $160,984 as amortization of debt discount and recorded as interest expense in the statement of operations.

Expected life (in years)	5
Volatility	63.38%-65.46%
Risk free interest rate	0.32%
Dividend yield	0%
Weighted average fair value	1.76-1.89

NOTE 10 OBLIGATION UNDER FINANCE LEASE

The Company purchased certain equipment under finance lease agreements with an effective interest rate of 8.6% per annum, due through May 25, 2012, with principal and interest payable monthly.

The obligation under the finance lease is as follows:

June 30, 2010
Finance lease	$822,780
Less: current portion	(466,188)

Non-current portion	$356,592

The maturities of the finance lease obligation for the next two years are as follows:

Year ending June 30:
2011	$526,565
2012	369,305
Total finance leases obligation	895,870
Less: interest	(73,090)

Present value of minimum obligation	$822,780

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The obligation under finance leases were guaranteed by two of the Company’s executive officers and directors, Mr. Gang Li and Ms. Li Hua Wang. Certain plant and machinery amounting to $2,073,250 held under finance leases are capitalized as construction in progress.

NOTE 11 INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of June 30, 2010, the operation in the United States of America incurred $1,603,931 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $545,336 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2010 and 2009 is as follows:

	Six months ended June 30,
	2010	2009

Income before income taxes from PRC operation	$2,383,855	$1,943,684
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	595,963	485,921

Tax effect of non-deductible item	53,417	-
Tax effect from tax holiday	(304,535)	(242,461)
Income tax expense	$344,845	$243,460

The 2009 tax return was filed and finalized by the PRC tax authority with an additional tax payment of $39,145 in May 2010.

NOTE 12 WARRANTS

As of June 30, 2010, the Company has 58,334 shares of outstanding warrants at the weighted average exercise price of $1.8. There was no movement during the period ended June 30, 2010. The Company adopted ASC 718 using the Black-Scholes Option Pricing Model to measure the fair value of warrants on the grant date, with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 13 SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and six months ended June 30, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$3,650,567	$45	$3,650,612
- Services	3,192,200	-	3,192,200
- Project	-	375,157	375,157
Total operating revenues	6,842,767	375,202	7,217,969
Cost of revenues	(4,888,304)	(306,421)	(5,194,725)

Gross profit	1,954,463	68,781	2,023,244
Depreciation	71,206	1,515	72,721
Total assets	26,378,711	1,864,727	28,243,438
Expenditure for long-lived assets	$541,814	-	541,814

	Six months ended June 30, 2010
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$5,925,091	$239,753	$6,164,844
- Services	3,518,451	-	3,518,451
- Project	-	375,157	375,157
Total operating revenues	9,443,542	614,910	10,058,452
Cost of revenues	(6,818,377)	(537,380)	(7,355,757)

Gross profit	2,625,165	77,530	2,702,695
Depreciation	135,732	9,663	145,395
Total assets	26,378,711	1,864,727	28,243,438
Expenditure for long-lived assets	$2,776,561	-	2,776,561

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30, 2009
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$4,627,683	$52	$4,627,735
- Services	590,969	-	590,969
Total operating revenues	5,218,652	52	5,218,704
Cost of revenues	(3,693,886)	(39)	(3,693,925)

Gross profit	1,524,766	$13	$1,524,779
Depreciation	74,746	211	74,957
Total assets	21,338,299	84,526	21,422,825
Expenditure for long-lived assets	$3,699,058	-	3,699,058

	Six months ended June 30, 2009
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$6,625,976	$103,585	$6,729,561
- Services	908,975	-	908,975
Total operating revenues	7,534,951	103,585	7,638,536
Cost of revenues	(5,355,523)	(78,772)	(5,434,295)

Gross profit	2,179,428	24,813	2,204,241
Depreciation	148,359	604	148,963
Total assets	21,338,299	84,526	21,422,825
Expenditure for long-lived assets	$4,155,773	-	4,155,773

NOTE 14 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended June 30, 2010 and 2009, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance as at period-end dates, are presented as follows:

		Three months ended June 30, 2010			June 30, 2010
Customer		Revenues	Percentage of revenues		Accounts Receivable
Customer A		$1,551,538	22%		$4,177,157
Customer C		2,452,946	34%		384,127
Customer D		1,673,949	23%		203,566

	Total:	$5,678,433	79%	Total:	$4,764,850

		Six months ended June 30, 2010			June 30, 2010
Customer		Revenues	Percentage of revenues		Accounts Receivable
Customer A		$1,599,444	16%		$4,177,157
Customer C		2,452,946	24%		384,127
Customer D		1,673,949	17%		203,566

	Total:	$5,726,339	57%	Total:	$4,764,850

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

		Three months ended June 30, 2009			June 30, 2009
Customer		Revenues	Percentage of revenues		Accounts Receivable
Customer A		$3,403,588	65%		$7,219,505
Customer B		549,735	11%		257,349

	Total:	$3,953,323	76%	Total:	$7,476,854

	Six months ended June 30, 2009		June 30, 2009
Customer	Revenues	Percentage of revenues	Accounts Receivable
Customer A	$5,158,710	68%	$7,219,505

(b)         Major vendors

For the three and six months ended June 30, 2010 and 2009, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance as at period-end dates, are presented as follows:

		Three months ended June 30, 2010			June 30, 2010
Vendor		Purchases	Percentage of purchases		Accounts Payable
Vendors A		$2,455,453	39%		$-
Vendors B		713,395	11%		-

	Total:	$3,168,848	50%	Total:	$-

		Six months ended June 30, 2010			June 30, 2010
Vendor		Purchases	Percentage of purchases		Accounts Payable
Vendors A		$3,435,468	40%		$-

	Total:	$3,435,468	40%	Total:	$-

		Three months ended June 30, 2009			June 30, 2009
Vendor		Purchases	Percentage of purchases		Accounts payable
Vendors A		$426,964	17%		$348,160
Vendors C		543,491	22%		250,555

	Total:	$970,455	39%	Total:	$598,715

		Six months ended June 30, 2009			June 30, 2009
Vendor		Purchases	Percentage of purchases		Accounts payable
Vendors A		$968,013	23%		$348,160
Vendors B		530,264	13%		121,292
Vendors C		543,491	13%		250,555

	Total:	$2,041,768	49%	Total:	$720,007

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

The Company’s interest-rate risk arises from note payable, borrowings under promissory notes and finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2010, note payable, borrowings under promissory notes and finance lease was at fixed rates.

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

(f)         Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE 15 COMMITMENTS AND CONTINGENCIES

(a)  Operating lease commitments

The Company is committed under a non-cancelable operating lease with fixed monthly rentals, due through February 9, 2011.Costs incurred under the operating lease, which are considered equivalent to the market rate, are recorded as rental expense and totaled approximately $23,776 and $25,573 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, the future minimum rental payments due under this non-cancelable operating lease in the next twelve months is $26,621.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

As of June 30, 2010, the Company is committed to the future contingent payments of approximately $0.85 million on the purchase of new plant and equipment and third party contractors in the next twelve months.

(c)  Litigation

On May 21, 2007, a civil complaint Robert Dawley vs NF Energy Saving Corp., et al. was filed in the United States District Court, Middle District of Florida, Orlando, Civil No. 6:07-cv-872-Orl-18DAB. The complaint accuses the defendants of breaching a contract for payment of money that was signed by Sam Winer, former Chief Executive Officer, before the commencement of the Company’s reverse merger After being initially dismissed by the Court, the action was authorized to proceed on November 16, 2007. The trial was held in the United States District Court, Middle District of Florida, Orlando on October 16, 2008. The District Court issued a Judgment on December 11, 2008 awarding the plaintiff the sum of $400,000 against the Company, plus prejudgment interest in the amount of $132,822, with continuing interest of $132 per day on the $400,000 obligation until it is paid. The Court further adjudged that the plaintiff shall surrender his stock upon payment of the $400,000. In the event the plaintiff fails to surrender his stock after payment, the Company may cancel the stock. Any payments or collection under the Judgment shall be credited first to interest.

On January 6, 2009, the Company filed a notice of appeal 09-10140-B in the United States of Court of Appeals for the 11th Circuit from the District Court’s judgment. The Company has engaged an attorney to prosecute its appeal of the above judgment. The Company has also accrued $200,000 for this contingent liability to the statement of operation in fiscal year 2008. The parties have completed briefing the appeal and are waiting for the court’s decision on the appeal. In addition, two of the Company’s executive officers and directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee and bear all contingent liabilities and costs to be incurred from this litigation claim.

On April 1, 2010, the Eleventh Circuit issued a unanimous opinion reversing the District Court’s Judgment on the grounds that Dawley was not entitled to the relief that he sought and that the law did not support the District Court’s Judgment against NF Energy.  The Eleventh Circuit, to the contrary, entered Judgment in NF Energy’s favor. Subsequently, the United States District Court for the Middle District of Florida, acting upon instructions from the Court of Appeal, entered a Bill of Costs against Robert Dawley on June 24, 2010, totaling $2,088.

Mr. Dawley has orally advised the Company that he has filed a Petition for Writ of Certiorari of the Eleventh Circuit’s Opinion and Judgment with the Supreme Court of the United States.  However, to date, the Company has received no indication that the Supreme Court has accepted any filings by Mr. Dawley or has scheduled any response to his Petition.  The Company therefore has not taken any action with respect to any such Petition.

On or about July 1, 2010, Mr. Dawley apparently commenced a second action before the United States District Court for the Middle District of Florida, entitled Robert Dawley v. NF Energy Corp. of America, et al.  In addition to the Company, Mr. Dawley has named as defendants Mr. Gang Li and the Company’s litigation counsel.  Mr. Dawley asserts, among other things, that Defendants committed fraud with respect to the same agreements as were the subject of the prior action.  He also complains that he is entitled to have a restrictive legend removed from certain stock certificates that the predecessor company had issued to him in exchange for an additional capital contribution.  Though he has served copies of the Complaint, he has yet to serve a Summons requiring the Defendants to respond to the Complaint.

The Company believes that the second action by Mr. Dawley has no merit, is barred by the Judgment entered by the Court of Appeals in the prior action and, in any event, fails to state fraud claims with the specificity required by law.  Mr. Dawley has refused to withdraw the complaint, and so it is the Company’s intention to ask the Court to strike the complaint and issue monetary sanctions against Mr. Dawley equivalent to the amount of the Company’s attorneys’ fees and costs incurred as a result of the second action.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Though the Company believes that its contemplated motion has merit, the Company cannot predict with certainty that the Court will agree.  Accordingly, the Company does not express any opinion as to the likelihood of its motion’s success.  In the event that the Court does deny the motion, it is the Company’s intent to continue its efforts to prevail against Mr. Dawley on behalf of all the named Defendants to the second action.

NOTE 16 SUBSEQUENT EVENTS

On July 27, 2010, the Company announced that it has signed a two year unsecured credit facility with a domestic Chinese bank to borrow up to RMB 40 million (approximately $5.88 million based on current exchange rates).

Under the terms of the agreement, the Company will be able to draw up to a maximum of RMB 40 million over a 24 month period ending June 28, 2012. Outstanding balances under the facility will accrue interest at a rate of 1.3 times the Bank of China benchmark lending rate. Any amounts of principal repaid may be redrawn during the 24 month period. Drawings under the facility will be used to complete the Company’s new manufacturing plant and for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL DESCRIPTION OF BUSINESS

As used herein the terms “we”, “us”, “our,” the “Registrant,” “NFEC” and the “Company” means, NF Energy Saving Corporation, a Delaware corporation, formerly known as NF Energy Saving Corporation of America, Diagnostic Corporation of America, Global Broadcast Group, Inc., and Galli Process, Inc. These terms also refer to our subsidiary corporations, Liaoning Nengfa Weiye Energy Technology Corporation Ltd. (“Nengfa Energy”), formerly known as Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd. (“Neng Fa”), a corporation organized and existing under the laws of the Peoples’ Republic of China, which was acquired in November 2006, and Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. (“Sales Company”), a limited liability corporation organized and existing under the laws of the Peoples’ Republic of China, which was established in September 2007.

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

On November 15, 2006, we executed a Plan of Exchange (“Plan of Exchange”), among the Company, Neng Fa, the shareholders of Neng Fa (the “Neng Fa Shareholders”) and Gang Li, our Chairman and Chief Executive Officer (“Mr. Li”).

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

NFEC specializes in the energy technology business. We provide energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, municipal infrastructure development industries, and customized comprehensive solutions for energy-saving emission reduction. We also are engaged in the manufacturing and sales of the energy-saving flow control equipment. According to analysis of ESCO Committee of China Energy Conservation Association, currently, our flow control equipment business holds a leading position in China. The Company has the Det Norske Veritas Management System Certificate which certifies that our products conform to the Management System Standard ISO9001:2000. We have been a member of the Chicago Climate Exchange since 2006. In 2007, Nengfa Energy received contracts for three sections of the prominent project “Redirect the water from the Rivers in the South to the North Middle Section Jingshi Section Water Supply Engineering Project”. This project was completed and passed inspection in 2008. In 2008, the Company also received flow control equipment contracts from seven cities in Liaoning Province for their large water supply system. In 2009, the Company has received several flow control equipment supply contracts, such as Xijiang diversion project of Guandong Province, and Phase 1 of Guangdong Yuedian Huilai Power Plant. In 2010, the Company has commenced a new Biomass energy promotion project with Fuxin Inner Mongolia Autonomy Country.

Our principal future development focus is to complete the construction of our new energy manufacturing facility which will enhance the Company’s productivity and expand its manufacturing capacity. The new facility will be completed by no later than the end of 2010.In conjunction with the planned facility expansion, we also will undertake efforts on by developing technology to optimize the business revenue structure of the Company, and promote energy-saving technologies efficiency as part of our sales efforts. We are aiming to become a main supplier of new energy equipment, energy-saving equipment and flow control devices; become a major operator of energy-saving technological transformation projects and comprehensive management of energy-saving emission reduction projects; and become the general contractor of energy-saving technological transformation projects.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management’s plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, , industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the “Commission”). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in compliance with our contract terms; 2) our ability to compete effectively with other companies in our industry segments; 3) our ability to raise capital or generate sufficient working capital in order to effectuate our business plan; 4) our ability to retain our key executives; and 5) our ability to win and perform significant construction and infrastructure projects.

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products it sells at the rate of 17% on the invoiced value. The Company experienced no product returns and has recorded no reserve for returns for the three months ended June 30, 2010 and 2009.

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

(c) Project revenue

In February 2010, NFEC, through its subsidiary Nengfa Energy, entered into a cooperative arrangement with one of the biomass energy technology companies in Fuxin (“Fuxin”) for the development to energy-related systems and facilities and the provision of an economic energy saving solutions to the farmers in LaoNing Province, the PRC for a term of 1 year. Under this project arrangement, Nengfa Energy agreed to design, build and provide the energy-related equipments and components, as well as provide training to Fuxin to operate these energy-related facilities. Fuxin agreed to operate the administration of this arrangement and provide on-site training to the farmers to operate these facilities. In consideration for this cooperative arrangement, both parties agreed to equally share in the sales of energy-related systems during the term of the project, in accordance with the agreed energy-saving milestone requirement. At the end of the project term, Nengfa agreed to transfer its ownership and proprietary right of the energy-related system and facility to Fuxin.

For the six months ended June 30, 2010, Nengfa Energy is recalled project income of $375,157 from the cooperative arrangement which it recognized as project revenue in the statement of operations under the installment method.

(d) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, do not bear interest and are due within the contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer’s financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivable. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law.

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

In general, accounts receivables with aging within 90 days, between 91 and 180 days, and between 181 and 360 days represent approximately 30-40%, 50-60%, and 5%-15%, respectively, of the total accounts receivable. The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and accounting for at least 1% of the total accounts receivable.

For most of our contracts, our customers are generally large or stated-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phrases over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. In our industry practice, we are paid by these construction contractors and/or developers when they have been paid by the local government or state-owned enterprises after the full inspection of each milestone during the construction phrase. Given that the construction of these infrastructure projects are very large in size and complex and requires a high quality level in completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable on a timely manner or only after a period longer than our agreed payment terms.

We have a high level of assurance on the recoverability of these accounts receivable, based on our ongoing assessment of the customer’s credit-worthiness and their payment history. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we specifically evaluate the structure and collectability of accounts receivable and for receivables that are past due or not being paid according to the payment terms, we take appropriate action to exhaust all means of collection, including seeking legal resolution in a court of law. For customers with large amounts of accounts receivable, we may take other steps, such as limiting sales and changing payment terms and requesting forms of security. We will consider an adjustment to the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments.

Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Product warranty

Under the terms of the contracts, the Company offers its customers a free 12-months of product warranty on a case-by–case basis, depending upon the type of customer, and the nature and size of the infrastructure project. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer for 12 months, until the product warranty has expired. The Company has not experienced any material returns under this warranty provision. As such, no reserve for product warranty has been provided for the three months and six months ended June 30, 2010.

Inventories

Inventories are stated at the lower of cost or market (net realizable value), with the cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. Quarterly, the Company reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, and (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s normal depreciation policy if the title is to eventually transfer to the Company. The periodic lease payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of Accounting Standards Codification (“ASC”) Subtopic 835-30, “Imputation of Interest”.

Stock-based compensation

The Company adopts ASC Topic 718, “Stock Compensation”, (“ASC 718”) using the fair value method. Under ASC Topic 718, the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

For non-employee stock-based compensation, the Company adopts ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees” Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

In accordance with ASC Topic 470-20 “Debt with conversion and other options”, the warrants and related convertible notes should be accounted for as two separate instruments (equity and debt instruments). The accounting for these instruments reflects the notion that the consideration received upon issuance must be allocated between equity and debt components. Proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements, based on the relative fair values of the debt instruments without the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants is accounted for as paid-in capital. The remainder of the proceeds is allocated to the debt instruments portion of the transaction This usually results in a discount, which is to be amortized over the period of debt using the interest method.

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

For the three months and six months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its majority of business in the PRC and is subject to tax in that jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority. For the period ended June 30, 2010, the Company filed and cleared its 2009 PRC tax return by such tax authority.

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

The reporting currency of the Company is the United States dollar (“US$”). The Company’s subsidiaries in the PRC, Nengfa Energy and Sales Company maintain their books and records in the local currency of the PRC, Renminbi (“RMB”), which is the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2010	June 30, 2009
Period-end RMB:US$1 exchange rate	6.8086	6.8432
Average monthly RMB:US$1 exchange rate	6.8348	6.8448

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $7,217,969 and $10,058,452 for the three months and six months ended June 30, 2010, respectively, as compared to $ 5,218,704 and $7,638,536 for the corresponding period in 2009. Total revenues increased by $1,999,265 and $2,419,916, a 38% and 32% increase for the three and six months ended June 30, 2010, respectively, as compared to total revenues for the three and six months ended June 30, 2009. These increase were due to a significant increases in service and project revenue.

2010 is the last year of the “Eleventh Five-Year” emission reduction targets. It is also the first year for China to put forward its 40-45% emission reduction target, which is a point of emphasis for the Chinese government.  Mr. Zhang Shaochun, the Vice Minister of Finance for the central government, has stated that the special funding for the energy-saving emission reduction industry will be up to 500 billion RMB, 70% more than the prior year. The government intends to promote large-scaled energy-saving and efficiency products and will support key energy-saving emission reduction projects.

In a 2010 government report from the office of the Chinese Premier, Wen Jiabao, it was stated that: “We shall put greater efforts on development of low-carbon technologies, promotion of efficient energy-saving technologies, and actively develop new energy and renewable energy….”  The report further stated that the country “…should attempt to engage in construction characterized by industrial carbon emissions system and consumption patterns.” This indicates that in 2010 and thereafter low carbon initiatives “…will become a new impetus and engine for economic development, and it will become a new weathervane for construction of leading industrial systems and consumption patterns.”

The Ministry of Finance is increasing investment in the development of a low-carbon economy. The government see promotion of energy-efficiency resulting in economic benefits and promoting growth in higher value technologies and industries. Therefore the expectation is that government support for energy saving projects will be widespread and touch on many aspects of the economy, including geo-water sources, energy management contracts, efficient motors and other energy-saving elements in the industry. This will promote the development of energy efficiency, industrial energy efficiency and energy-efficient power transmission and distribution.

On April 6, 2010, the State Council of China approved the “Opinion on Accelerating the Implementation of Energy Management Contract to Promote the Development of Energy Service Industry,” (“the Opinion”)  which was proposed by the National Development and Reform Commission, the Ministry of Finance, People’s Bank of China and the State Taxation Administration. A series of new tax benefits will stimulate China’s domestic energy conservation projects and services development. NF Energy will further develop its energy conservation projects by using “Energy Management Contract” (“EMC”) and “Energy Performance Certificate” models.

On June 3, 2010, the Ministry of Finance of the Peoples’ Republic of China and the National Development and Reform Commission jointly released a notice policy “Interim measurements to manage financial incentive funding on Energy Management Contract”. The policy states that the Ministry of Finance will reward the energy conservation companies who process industrial energy conservation projects by using the EMC model and sharing the energy efficiency benefit, with an annual energy saved between 500 tons of standard coal and 1,000 tons of standard coal. The reward standard is 240 RMB per ton of standard coal save. The policies should stimulate the willingness of industrial companies to undertake energy conservation projects, and should greatly benefit Nengfa Energy’s energy saving business which fits within the government stimulus policies for building energy saving infrastructure projects for municipalities and industrial companies. We expect significant growth in all our lines of business in 2010.

The Company plans to restructure its business mix during 2010. The Company expects increasing revenue from higher margin energy conservation projects and services as this segment grows to 30% of total revenues by 2010 from 15% of revenues in 2009, while having steady revenue growth from the sale of our products. Due to market demand, we expect to increase delivery of our flow control equipment in third and fourth quarter of 2010, the increase of project revenue has shown that the Company is undertaking a good development as planned.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment and new energy related equipment. Product revenues were $3,650,612 and $6,915,157, respectively, or 51% and 61% of total revenues for the three and six months ended June 30, 2010, as compared to $4,627,735 and $6,164,844, respectively or 89% and 88% of total revenues, for the corresponding period in 2009. Product revenues decreased by $977,123 and $564,717, respectively, a 21% and 8% decrease, over the corresponding periods in 2009. This decrease is primarily due to most of the Company’s orders are being delivered in third and fourth quarters of 2010. The Company’s total revenue for the whole year is following a steady upward trend.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. These services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers. Service revenues were $3,192,200 and $3,518,451, respectively, or 44% and 35%of total revenues, for the three and six months ended June 30, 2010, as compared to $590,969 and $908,975, respectively, or 11% and 12% of total revenues, for the corresponding period in 2009. Service revenues increased by $2,601,231 and $2,609,476, respectively, a 440% and 287% increase over the same period in 2009. This increase is primarily due to the increase in service contracts.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. Project revenues were $375, 157, or 5% and 4% of the total revenues for the three and six months ended June 30, 2010. For the same period ended in 2009, there was no project revenue. The Company has been continuously conducting energy-saving projects’ developments; actively developing energy conservation and energy saving projects and restructuring the Company’s business mix. In February 2010, NFEC, through its subsidiary Nengfa Energy, entered into a cooperative arrangement with one of the biomass energy technology companies in Fuxin (“Fuxin”) for the development to energy-related systems and facilities and the provision of an economic energy saving solutions to the farmers in LaoNing Province, the PRC for a term of 1 year. Under this project arrangement, Nengfa Energy agreed to design, build and provide the energy-related equipments and components, as well as provide training to Fuxin to operate these energy-related facilities. Fuxin agreed to operate the administration of this arrangement and provide on-site training to the farmers to operate these facilities. In consideration for this cooperative arrangement, both parties agreed to equally share in the sales of energy-related system during the term of the project, in accordance with the agreed energy-saving milestone requirement. At the end of the project term, Nengfa Energy agreed to transfer its ownership and proprietary right to the energy-related system and facility to Fuxin.

For the six months ended June 30, 2010, Nengfa Energy is recognized $375,157 as project revenue from the cooperative arrangement in the statement of operation under the installment method.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $5,194,725 and $7,355,757, respectively, for the three and six months ended June 30, 2010, as compared to $3,693,925 and $5,434,295, respectively, for the corresponding three month period in 2009, an increase of $1,500,800 and $1,921,462, or approximately 41% and 35%. This increase was primarily due to the increase services provided and projects commenced during this period.

The overall gross profit for the Company was $2,023,244 (28% margin) and $2,702,695 (27% margin), respectively, for the three and six months ended June 30, 2010, as compared to $1,524,779 (29% margin) and $2,204,241 (29% margin), respectively, for the corresponding three and six month period in 2009, a increase of $498,465 and $498,454, respectively. The reason for the increase in gross profit was due to an increase of product sold gross profit. Because the steel structured casting processes for some of the service contracts are simpler than others, the related gross margin for these contracts is lower. Therefore the average overall gross margin decreased 1% and 2%, respectively, for three and six month ended June 30, 2010, compare to the corresponding period in 2009.

Cost of Products

Total cost of products was $2,315,196 and $4,264,543, respectively, for the three and six months ended June 30, 2010, as compared to $3,250,140 and $4,816,014, respectively, for the corresponding three and six month period in 2009, a decrease of $933,944 and $551,471, respectively, or approximately 29% and 11%. This decrease is primarily due to the decrease in the number of products delivered in this period. In addition, for some contracts with regular product orders, the raw material waste is less. Therefore, the cost was relatively low.

The gross profit for products was $1,334,416 (37% margin and 65% of total gross profit) and $1,900,301 (31% margin and 70% of total gross profit ), respectively, for the three and six months ended June 30, 2010, as compared to, $1,377,595 (30% margin and 90% of total gross profit) and $1,913,547 (28% margin and 87% of total gross profit), respectively, for the corresponding three and six month period in 2009, a decrease of $43,179 and $13,246 or approximately 3% and 1%. This decrease is primarily due to the decrease in product revenues being greater than the decrease in cost of products.

Cost of Services

The cost of services was $2,572,151 and $2,784,836, respectively for the three and six months ended June 30, 2010, as compared to $443,785 and $618,281, respectively, for the corresponding three and six month period in 2009, an increase of $2,128,366 and $2,166,555 or approximately 480% and 350%. This increase is primarily due to an increase in service contracts.

The gross profit for services was $620,049 (19% margin and 31% of the total gross profit) and $733,615(21% margin and 27% of the total gross profit), respectively, for the three and six months ended June 30, 2010., as compared to $147,184 (25% margin and 10% of total gross profit) and $290,694 (32% margin and 13% of total gross profit) for the corresponding period in 2009, an increase of $472,865 and $442,921, respectively, or approximately 321% and 152%. This increase is primarily due to the significant increase in service contract revenue. The gross margin decreased due to a relative high percentage of production collaboration processing service contracts compare to the total service revenue. These contracts have lower gross margin, which led the overall decrease in service gross margin.

Cost of Projects

In 2007, the Company began contracting for energy-saving re-engineering projects that require significant modification, customization and/or complex installation. The cost of projects was $306,378 for the three and six months ended June 30, 2010. There was no project implemented in the same period accordingly in 2009. Therefore the cost was zero.

The gross profit for projects was $68,779 (18% margin and 3% of total gross margin) and $68,779 (18% margin and 3% of total gross margin) for the three and six months ended June 30, 2010, respectively. This increase is primarily due to an increase in project revenue. The cost of the project in this period was primarily the equipment purchasing cost. In China, the benefit sharing period for energy saving or energy conservation projects are usually 5 to 10 years, with a gross margin between 35%-40%. The project we had in this period only shares 50% of the first year energy saving benefit, although the gross margin is relatively lower than general energy conservation projects, the return and payment are stable. The Company continuously develops other energy-saving projects, to ensure a steady growth in project revenue.

Operating Expenses

Total operating expenses were $213,675 and $386,162 for the three month and six month ended June 30, 2010, as compared to $568,681 and $762,699 for the corresponding three month and six month period in 2009, respectively, a decrease of $355,006 and $376,537, or approximately 62% and 49%. This decrease is primarily due to there being no stock based compensation incurred during this period, and relatively lower sales and marketing expenses.

Selling and Marketing Expenses

Sales and marketing expenses were $14,905 and $32,652 for the three and six month ended June 30, 2010, as compared to $25,628 and $74,453 for the corresponding three and six month period in 2009, respectively, a decrease of $10,723 and $41,801 or approximately 42% and 56%. This decrease is primarily due to an increased number of contracts with lower gross margin during this period. These contracts have relative lower selling and marketing expenses, and therefore reduced the total amount of selling and marketing expenses. While the Company’s products sold, and projects’ revenue increasing through the rest of year 2010, the selling and marketing expenses will increase accordingly.

General and Administrative Expenses

General and administrative expenses were $198,770 and $353,510 for the three months and six months ended June 30, 2010, as compared to $194,053 and $339,246 for the corresponding three and six month period in 2009, respectively, an increase of $4,717 and $14,264 or approximately 2% and 4%. The reason of this increase was due to, the Company issuing $0.96 million of convertible notes to two qualified investors in February and March 2010. During the three and six month ended June 30, 2010, the Company amortized $14,959 cost of financing. Additionally, due to a general increase in prices in this period, the Company’s transaction costs increased as well, the Company also paid a director remuneration amounting 62,000 for six month period.

INCOME FROM OPERATIONS

Income from operations was $1,809,569 and $2,316,533, for the three and six months ended June 30, 2010, respectively, as compared to $956,098 and $1,441,542 for the corresponding three and six month period in 2009, respectively, an increase of $853,471 and $874,991, respectively, or approximately 89%and 61%. This increase is primarily due to the 33% increase in gross revenue and the 62% decrease in operating expenses. The decrease for the six months ended June 30, 2010, from the corresponding period in 2009 primarily consists of a zero expense in stock based compensation expense incurred for the six months ended 2009 for a commitment to issue warrants to purchase up to 450,000 shares of common stock to several investors relations firms for their work on behalf of the Company in the coming years. The number of shares subject to these warrants was adjusted to 150,000 as the result of a 3 to 1 reverse stock split effective on August 26, 2009.  Subsequent to the ended by September 30, 2009, warrants for the exercise of 47,222 shares of common stock (on a post-share split basis) were cancelled by mutual agreement with the warrant holders. By June, 2010, the Company’s previous Investor Relation contract has expired, all issued service warrants has been calculated by using Black-Scholes model, and amortized in previous quarters. Therefore, there was no stock based compensation in this period.

Other (expense) Income

Other expense for the three and six months ended June 30, 2010 was $153,785 and $234,186, respectively , as compared to other income of $34,763 and $52,779, respectively, for the corresponding three and six month period in 2009, an absolute difference of $188,548 and $286,965. This difference is primarily due to accumulated $181,696 in interest expense, resulting from the issuance of $960,000 convertible promissory notes during the first quarter of 2010, as well as $49,679 in interest expense, resulting from a financial lease for two machines used in the production of our products, incurred during the first quarter 2010, compared to $33,610 of subsidy income recognized in the in the first quarter of 2009, and a decrease in interest income as bank saving interest was lower than financial transaction cost.

Income Tax Expense

For the three and six months ended June 30, 2010, income tax expense was $285,465 and $344,845, respectively, as compare to $181,912 and $243,460 for the corresponding three and six month period in 2009,respectively. The Company continues to enjoy the tax holiday in the PRC due to Nengfa Energy’s foreign company status. During 2007, the Tieling City local government tax bureau in the PRC approved Nengfa Energy as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 12.5% for the following three years.

As of June 30, 2010, the operations in the United States of America have resulted in $1,603,931 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2030, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $545,336 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

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

The Company’s effective income tax rates for the three months and six months ended June 30, 2010 were 12.5%.

NET INCOME

Net income for the three and six months ended June 30, 2010 was $1,370,319 and $1,737,502, approximately 19% and 17% of the total revenue, respectively, as compared to $808,949 and $1,250,861, approximately 16% and 16% of the total revenue, respectively, for the corresponding three and six month period in 2009, an increase of $561,370 and $486,641 or approximately 69% and 39%. This increase is primarily due to a restructured business mix in the Company’s whole business, resulting in service and project revenue increasing significantly, as well as the Company has improved its internal control such that its costs and expenses have decreased.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the six months ended June 30, 2010, net cash provided by operating activities was $1,922,555. This was attributable primarily to net income of 1,737,502, adjusted by non-cash items of depreciation of $145,395, non-cash interest expense of $160,984 and a $121,103 decrease in working capital. The decrease in working capital in the first six months of 2010 was due primarily to the decrease in accounts receivable by $3,159,179 and decrease in retention receivable by $469,637, a increase in customer deposits by $467,627, an increase in income tax payable by $44,417, which was offset by an increase in inventories by $1,322,393, the increase in prepayment $1,389,196 and increase in other receivable by $1,013,717, a decrease in the accounts payable by $181,458, and a decrease in other payables and accrued liabilities by $1,368,916 in this period.

By June 30, 2010, the account receivable was $9,392,115, which had decreased by $3,159,179, from $12,510,875 at the beginning of 2010. By the December 31, 2010, the outstanding account receivable was due to a number of large State owned projects experienced delayed installation of the systems in which our products are used and therefore the whole system’s operating tests were not completed, and as a result, the payment for the products which we provided to these projects was also delayed. According to our contract, we recognize revenue once a customer has inspected and has accepted the products and we have delivered the products to the customer. One of our customers is one of the contractors to the large state owned infrastructure projects, and our products are a small part of these projects’ installation. The Company’s receipt of payment schedule was impacted, not due to the Company’s products, but due to the customer of the Company meeting its project installation schedule and completion of the whole system operating test. Although the delayed payment represents a customer breach of contract, we are willing to coordinate with the contractor to resolve this issue. Although the account receivable has decreased by June 30, 2010, with an expected increase in the Company’s revenue though out of the year, the account receivable may increase according to the contracts’ terms.

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms, we takes appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for its collection efforts.

At June 30, 2010, the Company had accounts receivable of $9,392,115, 86%, 9%and 5% of the accounts receivable are product revenue accounts receivable, service revenue account receivable and project revenue account receivable, respectively. The accounts receivable with aging within 90 days, between 91 and 180 days, and between 181 and 365 days, and above 365 days are $4,871,701, $1,677,790, $2,643,937 and $198,687, respectively, representing 52%, 18%, 28% and 2% of the total account receivables, respectively, as of June 30, 2010. The Company restricted the accounts receivable with aging above 1 year within 1% of the total account receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. The detailed account receivable aging, starting from the invoice date, by June 30, 2010 is as following:

Revenue Sources:	Account Receivables	Aging of 1-90 days	Aging of 91-180 days	Aging of 181-365 days	Above 365 days
Products	8,107,111	3,628,001	1,667,790	2,633,888	167,432
Services	844,385	803,081	-	10,049	31,255
Projects	440,619	440,619	-	-
Total	9,392,115	4,871,701	1,667,790	2,643,937	198,687

We offer the customers a free 12-months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer for 12 months, until the product warranty has expired. On June 30 2010, the retention receivables were $406,993.
In addition, it is the Company practice to build up a larger inventory to be able to fulfill its contracts during the installation of the large infrastructure projects. The increase in inventories of $1,322,393 reflects a reasonable inventory level which corresponds to pre-purchased raw materials to be able to fulfill manufacturing requirement in third and fourth quarter; and a number of contracts for products which have not been delivered or recognized as revenue by June 30, 2010. The reason for the large increase in the prepayments and other receivables of $1,389,196 as compared to year end December 31, 2009, is due to increases in prepayments to vendors for raw materials, and prepayment to projects. During this period, an increase in customer deposits of $467,627 was due to increase in contracts.

For the six months ended June 30, 2009, net cash provided by operating activities was $2,683,173. This was primarily attributable to our net income of $1,250,861, adjusted by non-cash items of depreciation of $148,963 and stock based compensation of $349,000, and a $934,349 increase in working capital. The increase in working capital in the first six months of 2009 were due primarily to the decrease in inventories by $681,231, the increase in accounts payable by $658,202, customer deposits by $7,295, and income tax payable by 181,825, partially offset by the increase in accounts receivable by $540,094, prepayments, and other receivables by $7,781, and other payables and accrued liabilities by $61,891 in this period.

The large increase in accounts receivable of $540,094, an increase of 6% over the accounts receivables balances of $8,907,497 at December 31, 2008, is mainly due to several large contracts. For these large contracts, the construction and installation period is much longer. The collection period for receivables is also longer. In addition, we have to produce a larger inventory in order to prepare for the installation anticipated for these large projects. The decrease in inventories of $681,231 reflects the lower inventory level the company maintains for the current sales level. The reason for the large increase in the prepayments and other receivables of $263,154, a 40.3% increase over the prepayments and other receivables balance of $652,842 at December 31, 2008 is due to increases in prepayment to vendors for raw materials, prepayment to equipment vendors and prepaid operating expense. The increase in accounts payable of $658,202 corresponds to the increased purchase of materials required for the production for several large contracts. The increase in customer deposits of $7,295 is due to the increase in sales this period. The increase in income tax payable of $181,825 is because the Company started to pay a reduced income tax rate in PRC in 2009 whereas the Company enjoyed tax holidays in 2008. The decrease of $61,891 in other payables and accrued liabilities is due to the decrease in welfare payable and other accrued expenses.

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

For the six months ended June 30, 2010, net cash used in investing activities was $2,775,310, and was primarily attributable to the purchase of plant and equipment for $16,728 and the payments for construction in progress of $2,759,833. There were proceeds of $1,251 from the disposal of plant and equipment.

As of June 30, 2010, the Company has incurred and capitalized $11,853,759 as construction in progress.

The Company currently rents its manufacturing facility from a third party. The current facility has a designed capacity of approximately 6,000 tons per year. During the months ended December 31, 2009, the Company utilized approximately average of 70% of its capacity. The new energy equipment manufacturing facility currently under construction will have two high standard numerical control machines installed, plus the current equipment, which will be moved to the new facility. If fully operated, the new facility will have a designed capacity to manufacture approximately 20,000 tons of flow control equipments on a yearly basis, and will also be able to manufacture 300 sets of key components of wind power equipment or other new energy related equipments annually. Upon completion, the estimated manufacturing capacity of the new facility will be more than three times the capacity of the Company’s current facility.

The new facility and the installation of new and high quality machines should enhance the Company’s equipment manufacturing capacity and improve the productivity and precision level of its products. Furthermore, the Company will have the ability to expand the sale of its flow control equipment products into other markets.

Financing activities

For the three months ended June 30, 2010, net cash provided by financing activities was $1,132,227, of which $294,493 was attributable to the payments on finance lease and $900,000 was generated by a private placement financing of convertible promissory notes. The Company also received $526,720 note payable from Liaoning Dongda Nengfa Weiye Energy Saving Technology Engineering Design & Research Institute

During the first quarter of 2010, the Company sold, through a private placement to two accredited investors, convertible promissory notes in the aggregate principal amount of $960,000 and warrants to purchase 160,000 shares of its common stock, par value $0.001 per share. The notes bear simple interest at the rate of 6% per year and, absent an “event of default,” are payable in shares of the Company’s common stock. Provided an “event of default” has not occurred and is not then continuing, the notes will convert upon the earlier to occur of (i) the commencement of trading of the Company’s common stock on a major US stock exchange, or (ii) one year after issuance. Upon conversion, the holders of the notes shall receive such number of shares of common stock equal to the quotient obtained by dividing (a) the then-outstanding principal amount and accrued but unpaid interest on the note by (b) the then-current conversion price, which initially shall be $3.00 per share. The conversion price is subject to adjustment for stock dividends, splits, combinations and similar events. The notes are secured by a security interest in and lien upon all of the Company’s assets. The warrants, which are exercisable for shares of common stock at an initial exercise price of $4.00 per share, are not exercisable until three months after issuance and will terminate five years thereafter. The exercise price is subject to adjustment for stock dividends, splits, combinations and similar events. The Company has agreed to provide the investors with “piggy-back” registration rights with respect to the shares of common stock issuable upon conversion of the notes and exercise of the warrants

As the Company adopts ASC Topic 470-20 “ Debt with conversion and other options”, the convertible notes are recorded in accordance with this topic. Although this accounting treatment has affected our balance sheet and income statement by increasing the stock based compensation and non-cash interest expense, it will not affect our cash flow.

On July 27, 2010, the Company signed a two year unsecured credit facility with a domestic bank to borrow up to RMB 40 million (approximately $5.88 million based upon current exchange rates).Under the agreement, NF Energy will be able to draw up to a maximum of RMB 40 million ($5.88 million) over a 24 month period ending June 28, 2012. Outstanding balances under the facility will accrue interest at a rate of 1.3 times the Bank of China benchmark lending rate.  Any amounts of principal repaid may be redrawn during the 24 month period. Drawings under the facility will be used to complete NF Energy’s new manufacturing plant, increasing capacity from 6,000 tons to 20,000 tons per year, and for general corporate purposes. The Company has not yet drawn down on this facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On January 6, 2009, the Company filed a notice of appeal 09-10140-B in the United States Court of Appeals for the 11th Circuit from the District Court’s judgment. The Company has also accrued $200,000 for this contingent liability to the statement of operation in 2008. In addition, two of the Company’s executive officers and directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee and bear all contingent liabilities and costs to be incurred from this litigation claim.

On April 1, 2010, the Eleventh Circuit issued a unanimous opinion reversing the District Court’s Judgment on the grounds that Dawley was not entitled to the relief that he sought and that the law did not support the District Court’s Judgment against NF Energy. The Eleventh Circuit, to the contrary entered Judgment in NF Energy’s favor. Subsequently, the United States District Court for the Middle District of Florida, acting upon instructions from the Court of Appeal, entered a Bill of Costs against Robert Dawley on June 24, 2010, totaling $2,088.

Mr. Dawley has orally advised the Company that he has filed a Petition for Writ of Certiorari of the Eleventh Circuit’s Opinion and Judgment with the Supreme Court of the United States.  However, to date, the Company has received no indication that the Supreme Court has accepted any filings by Mr. Dawley or has scheduled any response to his Petition.  The Company therefore has not taken any action with respect to any such Petition.

On or about July 1, 2010, Mr. Dawley apparently commenced a second action before the United States District Court for the Middle District of Florida, entitled Robert Dawley v. NF Energy Corp. of America, et al.  In addition to the Company, Mr. Dawley has named as defendants Mr. Gang Li and the Company’s litigation counsel.  Mr. Dawley asserts, among other things, that Defendants committed fraud with respect to the same agreements as were the subject of the prior action.  He also complains that he is entitled to have a restrictive legend removed from certain stock certificates that the predecessor company had issued to him in exchange for an additional capital contribution.  Though he has served copies of the Complaint, he has yet to serve a Summons requiring the Defendants to respond to the Complaint.

The Company believes that the second action by Mr. Dawley has no merit, is barred by the Judgment entered by the Court of Appeal in the prior action and, in any event, fails to state fraud claims with the specificity required by law.  Mr. Dawley has refused to withdraw the complaint, and so it is the Company’s intention to ask the Court to strike the complaint and issue monetary sanctions against Mr. Dawley equivalent to the amount of the Company’s attorneys’ fees and costs incurred as a result of the second action.

Though the Company believes that its contemplated motion has merit, the Company cannot predict with certainty that the Court will agree.  Accordingly, the Company does not express any opinion as to the likelihood of its motion’s success.  In the event that the Court does deny the motion, it is the Company’s intent to continue its efforts to prevail against Mr. Dawley on behalf of all the named Defendants to the second action.

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

NF Energy Saving Corporation
(Registrant)

Date: August 16, 2010	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: August 16 2010	By:	/s/ Li Hua Wang
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