Form 10-Q/A
period 2010-06-30
NF Energy Saving Corp
filed 2010-08-17
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2010 (“Form 10-Q”) is being filed by the Registrant to correct several transposition errors found in the Registrant’s Form 10-Q filed with the SEC on August 16, 2010. The Form 10-Q is being re-filed in its entirety.

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

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,737,502	$1,250,861
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	145,395	148,963
Stock based compensation	-	349,000
Gain on disposal of plant and equipment	(223)	-
Interest expenses, non-cash	160,984	-
Change in operating assets and liabilities:
Accounts receivable, trade	3,159,179	(540,094)
Retention receivable	469,637	-
Inventories	(1,322,393)	681,231
Prepayments and other receivables	(1,389,196)	7,781
Accounts payable, trade	(181,458)	658,202
Customer deposits	467,627	7,295
Income tax payable	44,417	181,825
Other payables and accrued liabilities	(1,368,916)	(61,891)
Net cash provided by operating activities	1,922,555	2,683,173

Cash flows from investing activities:
Purchase of plant and equipment	(16,728)	(179,070)
Payments to construction in progress	(2,759,833)	(2,595,776)
Proceeds from disposal of plant and equipment	1,251	-
Net cash used in investing activities	(2,775,310)	(2,774,846)

Cash flows from financing activities:
Payments on finance lease	(294,493)	(709,373)
Proceeds from note payable	526,720	-
Proceeds from convertible promissory notes	900,000	-
Net cash provided by (used in) financing activities	1,132,227	(709,373)

Effect on exchange rate change on cash and cash equivalents	2,158	22,345

NET CHANGE IN CASH AND CASH EQUIVALENTS	281,630	(778,701)

BEGINNING OF PERIOD	227,329	2,252,771

END OF PERIOD	$508,959	$1,474,070

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$261,945	$61,561
Cash paid for interest	$49,871	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchased under finance leases	$-	$1,381,579

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

Cash and cash equivalents, accounts and retention receivable, prepayments and other receivable, accounts payable, customer deposits, income tax payable, other payable and accrued liabilities are carried at cost which approximates fair value. The estimated fair value of convertible promissory note, note payable and obligation under finance lease was approximately $1.7 million as of June 30, 2010, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

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

NOTE 8 NOTE PAYABLE

On June 20, 2010, the Company received an unsecured note payable (the “Note”) of $528,743 (equivalent to RMB3,600,000) from Liaoning Dongda Nengfa Weiye Energy Saving Technology Engineering Design & Research Institute. The Company intends to use the fund for capital expenditure purpose. The Note becomes repayable in full on June 19, 2011 and carries interest at 16.5% per annum payable at its due date

NOTE 9 CONVERTIBLE PROMISSORY NOTES

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

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment and new energy related equipment. Product revenues were $3,650,612 and $6,164,844, respectively, or 51% and 61% of total revenues for the three and six months ended June 30, 2010, as compared to $4,627,735 and $6,729,561, respectively or 89% and 88% of total revenues, for the corresponding period in 2009. Product revenues decreased by $977,123 and $564,717, respectively, a 21% and 8% decrease, over the corresponding periods in 2009. This decrease is primarily due to most of the Company’s orders are being delivered in third and fourth quarters of 2010. The Company’s total revenue for the whole year is following a steady upward trend.

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

Cost of Products

Total cost of products was $2,316,196 and $4,264,543, respectively, for the three and six months ended June 30, 2010, as compared to $3,250,140 and $4,816,014, respectively, for the corresponding three and six month period in 2009, a decrease of $933,944 and $551,471, respectively, or approximately 29% and 11%. This decrease is primarily due to the decrease in the number of products delivered in this period. In addition, for some contracts with regular product orders, the raw material waste is less. Therefore, the cost was relatively low.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the six months ended June 30, 2010, net cash provided by operating activities was $1,922,555. This was attributable primarily to net income of 1,737,502, adjusted by non-cash items of depreciation of $145,395, non-cash interest expense of $160,984 and a $121,103 decrease in working capital. The decrease in working capital in the first six months of 2010 was due primarily to the decrease in accounts receivable by $3,159,179 and decrease in retention receivable by $469,637, a increase in customer deposits by $467,627, an increase in income tax payable by $44,417, which was offset by an increase in inventories by $1,322,393, the increase in prepayment and other receivables of $1,389,196, a decrease in the accounts payable by $181,458, and a decrease in other payables and accrued liabilities by $1,368,916 in this period.

By June 30, 2010, the account receivable was $9,392,115, which had decreased by $3,159,179, from $12,510,875 at the beginning of 2010. By the December 31, 2009, the outstanding account receivable was due to a number of large State owned projects experienced delayed installation of the systems in which our products are used and therefore the whole system’s operating tests were not completed, and as a result, the payment for the products which we provided to these projects was also delayed. According to our contract, we recognize revenue once a customer has inspected and has accepted the products and we have delivered the products to the customer. One of our customers is one of the contractors to the large state owned infrastructure projects, and our products are a small part of these projects’ installation. The Company’s receipt of payment schedule was impacted, not due to the Company’s products, but due to the customer of the Company meeting its project installation schedule and completion of the whole system operating test. Although the delayed payment represents a customer breach of contract, we are willing to coordinate with the contractor to resolve this issue. Although the account receivable has decreased by June 30, 2010, with an expected increase in the Company’s revenue though out of the year, the account receivable may increase according to the contracts’ terms.

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

NF Energy Saving Corporation
(Registrant)

Date: August 17, 2010	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: August 17, 2010	By:	/s/ Li Hua Wang
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