Form 10-Q
period 2010-09-30
NF Energy Saving Corp
filed 2010-11-12
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation
 (Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 3105, Block C, 390 Qingnian Avenue, HePing District
Shenyang, P. R. China 110003
(Address of Principal Executive Offices)

(8624) 8563-1159
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐Yes ☒ No

As of October 31, 2010, the registrant had 5,326,485 shares of common stock, $0.001 par value, issued and outstanding.

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Sheets as of September 30, 2010 and December 31, 2009	F-2

Condensed Consolidated s of Operations And Comprehensive Income for the Three and Nine Months ended September 30, 2010 and 2009	F-3

Condensed Consolidated for the Nine Months ended September 30, 2010 and 2009	F-4

Condensed Consolidated of Stockholders’ Equity for the Nine Months ended September 30, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-22

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$491,844	$227,329
Accounts receivable, trade	11,237,197	12,510,875
Retention receivable, current	649,542	874,759
Inventories	1,583,246	638,775
Deferred tax assets	1,437	1,408
Prepayments and other receivables	1,564,466	603,456

Total current assets	15,527,732	14,856,602

Retention receivable, non-current	418,468	-
Plant and equipment, net	2,028,114	2,169,740
Construction in progress	12,808,645	9,045,332

TOTAL ASSETS	$30,782,959	$26,071,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,734,320	$2,055,839
Customer deposits	53,667	152,850
Income tax payable	315,247	201,480
Convertible promissory notes, net	486,843	-
Current portion of obligation under finance lease	572,400	437,917
Amount due to a related party	188,500	-
Other payables and accrued liabilities	619,443	1,928,494

Total current liabilities	4,970,420	4,776,580

Long-term liabilities:
Obligation under finance lease	108,809	675,809

TOTAL LIABILITIES	5,079,229	5,452,389

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,326,485 and 5,326,485 shares issued and outstanding, respectively	5,326	5,326
Additional paid-in capital	8,728,906	7,977,221
Statutory reserve	1,449,345	1,449,345
Accumulated other comprehensive income	1,873,878	1,348,382
Retained earnings	13,646,275	9,839,011

Total stockholders’ equity	25,703,730	20,619,285

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,782,959	$26,071,674

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
REVENUES, NET
Products	$3,680,336	$6,697,102	$9,845,180	$13,426,663
Services	3,987,846	869,319	7,506,297	1,778,294
Project	377,176	-	752,333	-
Total revenues, net	8,045,358	7,566,421	18,103,810	15,204,957

COST OF REVENUES:
Cost of products	2,569,018	4,200,439	6,833,561	9,016,453
Cost of services	2,318,911	647,932	5,103,747	1,266,213
Cost of project	308,028	-	614,406	-
Total cost of revenues	5,195,957	4,848,371	12,551,714	10,282,666

GROSS PROFIT	2,849,401	2,718,050	5,552,096	4,922,291

OPERATING EXPENSES:
Sales and marketing	25,786	32,040	58,438	106,493
General and administrative	290,972	193,955	644,482	533,201
Stock based compensation	-	-	-	349,000
Total operating expenses	316,758	225,995	702,920	988,694

INCOME FROM OPERATIONS	2,532,643	2,492,055	4,849,176	3,933,597

Other (expense) income:
Interest income	193	1,493	787	10,498
Other income	-	4	-	10,165
Subsidy income	-	-	-	33,613
Interest expense	(152,369)	-	(387,149)	-
Total other (expense) income	(152,176)	1,497	(386,362)	54,276

INCOME BEFORE INCOME TAXES	2,380,467	2,493,552	4,462,814	3,987,873

Income tax expense	(310,705)	(317,084)	(655,550)	(560,544)

NET INCOME	$2,069,762	$2,176,468	$3,807,264	$3,427,329

Other comprehensive income:
– Foreign currency translation gain	429,251	26,493	525,496	66,822

COMPREHENSIVE INCOME	$2,499,013	$2,202,961	$4,332,760	$3,494,151

Net income per share:
– Basic	$0.39	$0.41	$0.71	$0.64
– Diluted	$0.38	$0.40	$0.70	$0.64

Weighted average common stock outstanding:
– Basic	5,326,485	5,316,555	5,326,485	5,316,555
– Diluted	5,413,819	5,496,555	5,401,019	5,389,128

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,807,264	$3,427,329
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	218,760	233,085
Stock based compensation	-	349,000
(Gain) loss on disposal of plant and equipment	(223)	4,844
Warrant expenses, non-cash	278,528	-
Change in operating assets and liabilities:
Accounts receivable, trade	1,506,879	(3,713,394)
Retention receivable	(172,046)	(435,252)
Inventories	(915,044)	712,676
Prepayments and other receivables	(870,742)	(165,247)
Accounts payable, trade	624,753	1,651,801
Customer deposits	(100,580)	(5,286)
Income tax payable	107,681	317,003
Other payables and accrued liabilities	(1,323,997)	370,515

Net cash provided by operating activities	3,161,233	2,747,074

Cash flows from investing activities:
Purchase of plant and equipment	(36,345)	(179,089)
Payments to construction in progress	(3,513,416)	(3,317,133)
Proceeds from disposal of plant and equipment	1,254	7,869

Net cash used in investing activities	(3,548,507)	(3,488,353)

Cash flows from financing activities:
Advance from a director	188,500	-
Payments on finance lease	(447,738)	(1,075,731)
Proceeds from private placement	900,000	-

Net cash provided by (used in) financing activities	640,762	(1,075,731)

Effect on exchange rate change on cash and cash equivalents	11,027	30,008

NET CHANGE IN CASH AND CASH EQUIVALENTS	264,515	(1,787,002)

BEGINNING OF PERIOD	227,329	2,252,771

END OF PERIOD	$491,844	$465,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$547,869	$243,100
Cash paid for interest	$55,661	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of note payable to offset with accounts receivable	$528,138	$-
Equipment purchased under finance leases	$-	$2,331,019

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2010, as restated	5,326,485	$5,326	$7,977,221	$1,449,345	$1,348,382	$9,839,011	$20,619,285

Beneficial conversion feature and warrants granted in connection with convertible promissory notes	-	-	751,685	-	-	-	751,685

Foreign currency translation adjustment	-	-	-	-	525,496	-	525,496

Net income for the period	-	-	-	-	-	3,807,264	3,807,264

Balance as of September 30, 2010	5,326,485	$5,326	$8,728,906	$1,449,345	$1,873,878	$13,646,275	$25,703,730

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

The Company, through its subsidiaries, mainly operates in the energy technology business in the People’s Republic of China (the “PRC”). The Company specializes in the provision of energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services to China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries. The Company also engages in the manufacturing and sales of the energy-saving flow control equipment. All of its customers are located in PRC.

On September 16, 2010, the Company effected a 1 for 2.5 reverse stock split of its common stock. As a result of the reverse stock split, the number of issued and outstanding shares of the Company's common stock was decreased from 13,315,486 pre-split shares to 5,326,485 post-split shares.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$3,580,880	100%

Liaoning Nengfa Weiye Tei Fa Sales Co., Ltd. (“Sales Company”)	The PRC, a limited liability company	Sales and marketing of valves components and products in the PRC	RMB5,000,000	100%

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NFEC and its subsidiaries are hereinafter referred to as (the “Company”).

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

•	Retention receivable

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	1 – 20 years	5%
Furniture, fixture and equipment	5 – 8 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2010 and 2009 were $73,365 and $84,122, respectively.

Depreciation expense for the nine months ended September 30, 2010 and 2009 were $218,760 and $233,085, respectively.

•	Construction in progress

Construction in progress is stated at cost, which includes acquisition of land use rights, cost of construction, purchases of plant and equipment and other direct costs attributable to the construction of a new manufacturing facility in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of this new manufacturing facility is approximately $16 million (including land use rights of approximately $3 million). The construction project is expected to be fully completed by the end of 2010. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction

•	Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) a lease containing a bargain purchase option, (iii) a lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s normal depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 835-30, “Imputation of Interest”.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2010.

•	Revenue recognition

The Company offers the following products and service to its customers:

(a)	Energy saving flow control equipment;
(b)	Energy project management and sub-contracting service; and
(c)	Energy-saving construction projects

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)	Sale of products

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, these products are manufactured and configured to customer requirements. The Company typically produces and builds the energy saving flow control equipment for customers in a period from 1 to 6 months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and product conditions, to its full satisfaction, at the Company’s plant. Once the product is accepted by the customer, the Company usually makes delivery to the customer within a month.

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the nine months ended September 30, 2010 and 2009.

(b)	Service revenue

Service revenue is primarily derived from energy-saving technical services or project management or sub-contracting services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis, for a period of time from 2 to 3 months. Revenue is recognized, net of business taxes, when the service is rendered and accepted by the customer.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(c)	Project revenue

In February 2010, NFEC, through its subsidiary Nengfa Energy, entered into a cooperative arrangement with a biomass energy technology company in the PRC (“Fuxin”) for the development of energy-related systems and facilities and the provision of an economic energy saving solution to the farmers in Laoning Province, the PRC, for a term of 1 year. Under this project arrangement, Nengfa Energy agreed to design, build and provide the energy-related equipment and components, as well as provide training to Fuxin to operate these energy-related facilities. Fuxin agreed to operate the administration of this arrangement and provide on-site training to the farmers to operate these facilities. In consideration for this cooperative arrangement, both parties agreed to equally share in the sales of energy-related systems during the term of the project, in accordance with the agreed energy-saving milestone requirement. At the end of the project term, Nengfa agreed to transfer its ownership and proprietary rights to the energy-related system and facility to Fuxin.

Under this cooperative arrangement, Nengfa Energy is entitled to total project income of approximately $750,314 from the joint energy-saving project with total project cost of approximately $618,000 over the term of the project. For the nine months ended September 30, 2010, Nengfa Energy recognized project revenue of $752,333 in the statement of operations under the installment method.

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

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the nine months ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority. For the nine months ended September 30, 2010, the Company filed and cleared a 2009 PRC tax return with its tax authority.

•	Product warranty

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the nine months ended September 30, 2010.

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

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in the PRC maintain their books and records in their local currency, the Renminbi Yuan ("RMB"), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2010	September 30, 2009
Period-end RMB:US$1 exchange rate	6.6981	6.8376
Period average RMB:US$1 exchange rate	6.8164	6.8425

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"), establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Cash and cash equivalents, accounts and retention receivable, prepayments and other receivable, accounts payable, customer deposits, income tax payable, other payable and accrued liabilities are carried at cost which approximates fair value. The estimated fair value of the Company’s convertible promissory note and its obligations under a finance lease was approximately $1.2 million as of September 30, 2010, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trade “. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE－4	INVENTORIES

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Raw materials	$1,201,115	$512,903
Work-in-process	223,838	122,123
Finished goods	158,293	3,749

	$1,583,246	$638,775

For the three and nine months ended September 30, 2010 and 2009, no allowance for obsolete inventories was recorded by the Company.

NOTE－5	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Prepayment to vendors for raw materials	$1,490,361	$545,102
Prepayment to equipment vendors	-	7,115
Prepaid operating expenses	50,165	34,801
Other receivables	23,940	16,438

	$1,564,466	$603,456

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

NOTE－6	NOTE PAYABLE

On June 20, 2010, the Company issued an unsecured note payable (the “Note”) of $528,743 (equivalent to RMB3,600,000) from Liaoning Dongda Nengfa Weiye Energy Saving Technology Engineering Design & Research Institute (the “Note Holder”), the proceeds of which were used for capital expenditure purposes. The Note had a maturity date of June 19, 2011 and carried interest at 5.31% per annum payable at maturity. On August 31, 2010, the Company reached an agreement with the Note Holder and Fuxin to settle the Note in full by offsetting the principal and interest due under the Note by assigning its account receivable due from Fuxin to the Note Holder.

NOTE－7	AMOUNT DUE TO A RELATED PARTY

As of September 30, 2010, the balance of $188,500 represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Li Gang (the Company’s CEO), and both directors of the Company, which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE－8	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Rent payable	$29,859	$40,221
Payable to the PRC government for land use rights	-	1,018,682
Value added tax payable	233,649	263,834
Provision for contingent liability	200,000	200,000
Accrued operating expenses	155,834	372,324
Other payable	101	33,433

	$619,443	$1,928,494

NOTE－9	PROMISSORY NOTES PAYABLE

On February 24, 2010 and March 4, 2010, the Company sold, through a private placement to two accredited investors, convertible promissory notes (the “Notes”) in the aggregate principal amount of $960,000 and warrants (the "Warrants") to purchase 64,000 shares (post reverse split) of its common stock, par value $0.001 per share

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Notes while outstanding had an effective interest at the rate of 6% per annum, and absent an “event of default,” are payable in shares of the Company’s Common Stock. Provided there is no “event of default,” the Notes convert upon the earlier to occur of (i) the commencement of trading of the Company’s Common Stock on a major US stock exchange, or (ii) one year after issuance. Upon conversion, the holders of the Notes shall receive such number of shares of Common Stock equal to the quotient obtained by dividing (a) the then-outstanding principal amount and accrued but unpaid interest on the Notes by (b) the then-current conversion price, which currently is $7.50 per share (post 2.5-to-1 reverse stock split). The conversion price is subject to adjustment for stock dividends, splits, combinations and similar events. The Notes while outstanding are secured by a security interest in and lien upon all of the Company’s assets.

The Warrants, which are currently exercisable for shares of Common Stock at an exercise price of $10 per share (post 2.5-to-1 reverse stock split), were not exercisable until three months after issuance and will terminate five years thereafter. The exercise price is subject to adjustment for stock dividends, splits, combinations and similar events. The warrants also contain an exercise price ratchet adjustment in the event the Company issues warrants having an exercise price at less than the exercise price then in effect for the Warrants. The Company has agreed to provide the investors with “piggy-back” registration rights with respect to the shares of Common Stock issuable upon conversion of the Notes and exercise of the Warrants.

The Company engaged an independent valuer to perform the valuation of the Notes and the Company determined that for the Notes to be recorded in accordance with ASC Topic 470-20, “Debt with conversion and other options”, the warrants and related convertible notes should be accounted for as two separate instruments (equity and debt instruments). The accounting for these instruments reflects the notion that the consideration received upon issuance must be allocated between equity and debt components. Proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements, based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants is accounted for as paid-in capital. The remainder of the proceeds is allocated to the debt instrument portion of the transaction as debt discount.

September 30, 2010

Notional amount of the convertible promissory notes payable, net of expenses	960,000
Less : warrant portion	(285,342)
Less: debt discount, unamortized	(187,815)

Convertible promissory notes, net	$486,843

The Notes are discounted for the fair value of warrants on the grant date using Black-Scholes Option Pricing Model under ASC Topic 718, with the following assumptions. The discount is being amortized over the life of the Notes using the effective interest method. For the nine months ended September 30, 2010, the Company recognized $278,528 as amortization of debt discount and recorded as interest (warrant) expense in the statement of operations.

Expected life (in years)	5
Volatility	63.38%-65.46%
Risk free interest rate	0.32%
Dividend yield	0%
Weighted average fair value	4.4 – 4.73

NOTE－10	OBLIGATION UNDER FINANCE LEASE

The Company purchased certain equipment under finance lease agreements with an effective interest rate of 8.6% per annum, due through May 25, 2012, with principal and interest payable monthly.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The obligation under the finance lease is as follows:

September 30, 2010

Finance lease	$681,209
Less: current portion	(572,400)

Non-current portion	$108,809

The maturities of the finance lease obligation for the next two years are as follows:

Years ending September 30:
2011	$619,904
2012	115,150
Total finance leases obligation	735,054
Less: interest	(53,845)

Present value of minimum obligation	$681,209

The obligations under these finance leases were guaranteed by the Company’s executive officers and directors, Mr. Gang Li and Ms. Li Hua Wang. Certain plant and machinery amounting to $2,107,453 held under these finance leases are capitalized as construction in progress.

NOTE－11	INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of September 30, 2010, the operations in the United States of America incurred $2,185,063 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $742,921 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. Nengfa Energy is considered a foreign investment enterprise and entitled to enjoy the unexpired tax holiday of 50%-reduction on the unified income tax through 2011 under a transitional policy. Sales Company is a domestic company with a unified income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine months ended September 30,
	2010	2009

Income before income taxes from PRC operation	$5,043,945	$4,475,335
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	1,260,986	1,118,834

Tax effect of non-deductible item	9,697	-
Tax effect from tax holiday	(615,133)	(558,290)

Income tax expense	$655,550	$560,544

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The 2009 tax return was filed and finalized by the PRC tax authority with an additional tax payment of $39,145 in May 2010.

NOTE－12	WARRANTS

As of September 30, 2010, the Company has 23,334 shares (post reverse split) issuable under outstanding warrants at the weighted average exercise price of $4.5. There was no exercises, grants or forfeitures during the period ended September 30, 2010. The Company adopted ASC 718 using the Black-Scholes Option Pricing Model to measure the fair value of warrants on the grant date, with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

NOTE－13	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services; and

•	Energy-saving related business – production of wind-energy equipment, provision of energy-saving related re-engineering and technical services and long-term construction projects.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and nine months ended September 30, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010
	Heavy manufacturing business	Energy-saving related business	Total

Operating revenues, net:
- Products	$3,548,050	$132,286	$3,680,336
- Services	2,714,008	1,273,838	3,987,846
- Project	-	377,176	377,176
Total operating revenues	6,262,058	1,783,300	8,045,358
Cost of revenues	(4,663,983)	(531,974)	(5,195,957)

Gross profit	1,598,075	1,251,326	2,849,401
Depreciation	51,919	21,446	73,365
Total assets	26,510,793	4,272,166	30,782,959
Expenditure for long-lived assets	$773,200	$-	$773,200

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Nine months ended September 30, 2010
	Heavy manufacturing business	Energy-saving related business	Total

Operating revenues, net:
- Products	$9,473,141	$372,039	$9,845,180
- Services	6,232,459	1,273,838	7,506,297
- Project	-	752,333	752,333
Total operating revenues	15,705,600	2,398,210	18,103,810
Cost of revenues	(11,482,360)	(1,069,354)	(12,551,714)

Gross profit	4,223,240	1,328,856	5,552,096
Depreciation	187,720	31,040	218,760
Total assets	26,510,793	4,272,166	30,782,959
Expenditure for long-lived assets	$3,549,761	$-	$3,549,761

	Three months ended September 30, 2009
	Heavy manufacturing business	Energy-saving related business	Total

Operating revenues, net:
- Products	$6,646,008	$51,094	$6,697,102
- Services	869,319	-	869,319
Total operating revenues	7,515,327	51,094	7,566,421
Cost of revenues	(4,810,164)	(38,207)	(4,848,371)

Gross profit	2,705,163	$12,887	$2,718,050
Depreciation	82,363	1,759	84,122
Total assets	25,070,532	253,415	25,323,947
Expenditure for long-lived assets	$721,376	$-	$721,376

	Nine months ended September 30, 2009
	Heavy manufacturing business	Energy-saving related business	Total

Operating revenues, net:
- Products	$13,271,984	$154,679	$13,426,663
- Services	1,778,294	-	1,778,294
Total operating revenues	15,050,278	154,679	15,204,957
Cost of revenues	(10,165,687)	(116,979)	(10,282,666)

Gross profit	4,884,591	37,700	4,922,291
Depreciation	230,722	2,363	233,085
Total assets	25,070,532	253,415	25,323,947
Expenditure for long-lived assets	$3,496,222	$-	$3,496,222

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－14	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2010 and 2009, the customers who accounted for 10% or more of the Company’s revenues and their respective outstanding accounts receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2010			September 30, 2010
Customer	Revenues	Percentage of revenues		Accounts and retention Receivable

Customer A	$3,398,919	42%		$6,764,156
Customer D	2,315,407	29%		206,924

Total:	$5,714,326	71%	Total:	$6,971,080

	Nine months ended September 30, 2010			September 30, 2010
Customer	Revenues	Percentage of revenues		Accounts and retention Receivable

Customer A	$4,998,363	28%		$6,764,156
Customer D	4,768,353	26%		206,924

Total:	$9,766,716	54%	Total:	$6,971,080

	Three months ended September 30, 2009			September 30, 2009
Customer	Revenues	Percentage of revenues		Accounts Receivable

Customer A	$3,714,179	49%		$7,414,700
Customer B	775,643	10%		778,084
Customer C	968,056	13%		1,173,611

Total:	$5,457,878	72%	Total:	$9,366,395

For the nine months ended September 30, 2009, only one customer represented more than 10% of the Company’s revenues. This customer accounted for 58% of revenues amounting to $8,873,432, with $7,414,700 of accounts receivable.

(b)	Major vendors

For the three and nine months ended September 30, 2010 and 2009, the vendors who accounted for 10% or more of the Company’s purchases and their respective outstanding accounts payable balances as at period-end dates, are presented as follows:

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30, 2010			September 30, 2010
Vendor	Purchases	Percentage of purchases		Accounts Payable

Vendors A	$2,359,690	56%		$339,478
Vendors B	722,240	17%		16,423

Total:	$3,081,930	73%	Total:	$355,901

For the nine months ended September 30, 2010, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 50% of the Company’s purchases amounting to $6,377,046, with $339,478 of accounts payable.

For the three months ended September 30, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 27% of the Company’s purchases amounting to $1,611,878, with $254,944 of accounts payable.

For the nine months ended September 30, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 25% of the Company’s purchases amounting to $2,579,891, with $254,944 of accounts payable.

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

The Company’s interest-rate risk arises from borrowings under promissory notes and finance leases. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2010, borrowings under promissory notes and finance leases were at fixed rates.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

NOTE－15	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company is committed under a non-cancelable operating lease with fixed monthly rentals, due through February 9, 2011. Costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rental expense and totaled approximately $34,842 and $36,536 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the future minimum rental payments due under this non-cancelable operating lease in the next twelve months is $15,241.

(b)	Capital commitments

As of September 30, 2010, the Company is committed to the future contingent payments of approximately $1.09 million on the purchase of new plant and equipment and third party contractors relating to its construction project in the next twelve months.

(c)	Unused credit facility

The Company obtained a credit facility with the available outstanding balance of $5.88 million (equivalent to RMB40 million), with a term of 2 years, and expires on June 28, 2012. Advances under this credit facility are unsecured and bear interest at a rate of 1.3 times the Bank of China Benchmark Lending Rate, payable monthly. There were no borrowings under the revolving lines of credit as of September 30, 2010.

(d)	Litigation

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

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

The original action by Robert Dawley against NF Energy Saving Corp of American and Gang Li was terminated by the entry of Judgment against Mr. Dawley by the United States Court of Appeal for the Eleventh Circuit on April 1, 2010. Subsequently, the United States District Court for the Middle District of Florida, acting upon instructions from the Court of Appeal, entered a Bill of Costs against Robert Dawley on June 24, 2010, totaling $2,088.

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

On or about July 1, 2010, Mr. Dawley apparently commenced a second action before the United States District Court for the Middle District of Florida, entitled Robert Dawley v. NF Energy Corp. of America, et al. In addition to the Company, Mr. Dawley has named as defendants Mr. Gang Li and this counsel. Mr. Dawley asserts, among other things, that defendants committed fraud with respect to the same agreements as were the subject of the prior action. He also complains that he is entitled to have a restrictive legend removed from certain stock certificates that the predecessor company had issued to him in exchange for an additional capital contribution.

The Company believes that the second action by Mr. Dawley has no merit, is barred by the judgment entered by the Court of Appeals in the prior action and, in any event, fails to state fraud claims with the specificity required by law. Mr. Dawley has refused to withdraw the complaint, and the Company has filed motions with the Court asking it to strike the complaint and issue monetary sanctions against Mr. Dawley equivalent to the amount of the Company’s attorneys’ fees and costs incurred as a result of the second action. The motions currently are pending before the Court.

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

NF Energy Saving Corporation was incorporated under the laws of the State of Delaware in the name of Galli Process, Inc. on October 31, 2000 for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company further changed its name to NF Energy Saving Corporation, in both instances to more accurately reflect our business after a stock exchange transaction with Nengfa Energy. Our principal place of business is Room 3105, Block C, 390 Qingnian Avenue, Heping District, Shenyang, P. R. China 110003. Our telephone number is (8624) 8563-1159.

On November 15, 2006, we executed a Plan of Exchange ("Plan of Exchange"), among the Company, Nengfa Energy, the shareholders of Nengfa Energy (the "Neng Fa Shareholders") and Gang Li, our Chairman and Chief Executive Officer ("Mr. Li").

Pursuant to and at the closing of the Plan of Exchange, which occurred on November 30, 2006, we issued to the Neng Fa Shareholders 12,000,000 shares of our common stock, or 89.4% of our then outstanding common stock, in exchange for all of the shares of capital stock of Nengfa Energy owned by the Neng Fa Shareholders. Immediately upon the closing, Nengfa Energy became our 100% owned subsidiary, and the Company ceased all of its other operations and adopted and implemented the business plan of Nengfa Energy.

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

On September 16, 2010, the Company announced 2.5 to 1 reverse stock split. The total number of outstanding common shares changed from 13,291, 387 to 5,326,485.

On October 4, 2010, the Company’s stock began trading at Nasdaq Global Market.

NFEC specializes in the energy technology business in the PRC. We provide energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, municipal infrastructure development industries, and customized comprehensive solutions for energy-saving emission reduction. We also are engaged in the manufacturing and sales of the energy-saving flow control equipment. According to an analysis of ESCO Committee of China Energy Conservation Association, currently, our flow control equipment business holds a leading position in China. The Company has the Det Norske Veritas Management System Certificate which certifies that our products conform to the Management System Standard ISO9001:2000. We have been a member of the Chicago Climate Exchange since 2006. In 2007, Nengfa Energy received contracts for three sections of the prominent project “Redirect the water from the Rivers in the South to the North Middle Section Jingshi Section Water Supply Engineering Project”. This project was completed and passed inspection in 2008. In 2008, the Company also received flow control equipment contracts from seven cities in Liaoning Province for their large water supply system. In 2009, the Company has received several flow control equipment supply contracts, such as Xijiang diversion project of Guandong Province, and Phase 1 of Guangdong Yuedian Huilai Power Plant. In 2010, the Company has commenced a new Biomass energy promotion project with Fuxin Inner Mongolia Autonomy Country.

Our principal future development focus is to complete the construction of our new energy manufacturing facility which will enhance the Company’s productivity and expand its manufacturing capacity. We expect the new facility will be completed by the end of 2010. In conjunction with the planned facility expansion, we plan on developing technology to optimize the business revenue structure of the Company, and to promote energy-saving technologies efficiency as part of our sales efforts. We are aiming to become a main supplier of new energy equipment, energy-saving equipment and flow control devices; become a major operator of energy-saving technological transformation projects and comprehensive management of energy-saving emission reduction projects; and become the general contractor of energy-saving technological transformation projects.

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products it sells at the rate of 17% on the invoiced value. The Company experienced no product returns and has recorded no reserve for returns for the three and nine months ended September 30, 2010 and 2009.

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

(c) Project revenue

In February 2010, NFEC, through its subsidiary Nengfa Energy, entered into a cooperative arrangement with a biomass energy technology company in the PRC (“Fuxin”) for the development of energy-related systems and facilities and the provision of an economic energy saving solution to the farmers in Laoning Province, the PRC, for a term of 1 year. Under this project arrangement, Nengfa Energy agreed to design, build and provide the energy-related equipments and components, as well as provide training to Fuxin to operate these energy-related facilities. Fuxin agreed to operate the administration of this arrangement and provide on-site training to the farmers to operate these facilities. In consideration for this cooperative arrangement, both parties agreed to equally share in the sales of energy-related systems during the term of the project, in accordance with the agreed energy-saving milestone requirement. At the end of the project term, Nengfa Energy agreed to transfer its ownership and proprietary right of the energy-related system and facility to Fuxin.

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

The payment terms for our accounts receivable from each source of revenue is set forth below:

	Revenue items	General payment terms:

1.	Sales of products	(a)	10% of the contract value will be paid by the customer upon signing the contract.
		(b)	50% of the contract value will be paid by the customer after the physical inspection (with a credit term from 30 to 90 days).
		(c)	30 to 35% of the contract value will be paid upon the delivery to the customer (with a credit term from 30 to 90 days).
		(d)	5 to 10% of the contract value will be paid within 12 to 24 months (from the delivery date) as warranty retention for the product.

2.	Services	(a)	10 to 15 % of the contract value will be paid by the customer upon signing the contract.
		(b)	The remaining contract value will be paid by the customer upon the completion of the service (with a credit term from 30 to 90 days).

3.	Projects	Payments based on the achievement of certain milestones to be made over the term of the project.

In general, accounts receivable with aging within 90 days, between 91 and 180 days, and between 181 and 360 days represent approximately 30-40%, 50-60%, and 5%-15%, respectively, of the total accounts receivable. The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and accounting for at least 1% of the total accounts receivable.

For most of our contracts, our customers are generally large or stated-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phrases over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. In our industry practice, we are paid by these construction contractors and/or developers when they have been paid by the local government or state-owned enterprises after the full inspection of each milestone during the construction phrase. Given that the construction of these infrastructure projects are very large in size and complex and require a high quality level in completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable on a timely manner or only after a period longer than our agreed payment terms.

We have a high level of assurance on the recoverability of these accounts receivable, based on our ongoing assessment of the customer’s credit-worthiness and their payment history. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we specifically evaluate the structure and collectability of accounts receivable and for receivables that are past due or not being paid according to the payment terms, we take appropriate action to exhaust all means of collection, including seeking legal resolution in a court of law. For customers with a large accounts receivable balance, we may take other steps, such as limiting sales and changing payment terms and requesting forms of security. We will consider an adjustment to the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments.

Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company did not experience any material returns or claims where it was obligated to honor this standard warranty provision.

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

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	1 – 20 years	5%
Furniture, fixture and equipment	5 – 8 years	5%

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

For non-employee stock-based compensation, the Company adopts ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2010	September 30, 2009
Period-end RMB:US$1 exchange rate	6.6981	6.8376
Average monthly RMB:US$1 exchange rate	6.8164	6.8425

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $8,045,358 and $18,103,810 for the three months and nine months ended September 30, 2010, respectively, as compared to $7,566,421 and $15,204,957 for the corresponding period in 2009. Total revenues increased by $478,937 and $2,898,853, a 6.3% and 19.1% increase, for the three and nine months ended September 30, 2010, respectively, as compared to total revenues for the corresponding period in 2009. The increase was due to a significant increase in service revenue.

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

On June 3, 2010, the Ministry of Finance of the Peoples’ Republic of China and the National Development and Reform Commission jointly released a notice policy “Interim measurements to manage financial incentive funding on Energy Management Contract”. The policy states that the Ministry of Finance will reward the energy conservation companies who process industrial energy conservation projects by using the EMC model and sharing the energy efficiency benefit, with an annual energy saved between 500 tons of standard coal and 1,000 tons of standard coal. The reward standard is 240 RMB per ton of standard coal saved. The policies should stimulate the willingness of industrial companies to undertake energy conservation projects, and should greatly benefit Nengfa Energy’s energy saving business which fits within the government stimulus policies for building energy saving infrastructure projects for municipalities and industrial companies. We expect significant growth in all our lines of business in 2010.

The Company plans to restructure its business mix during 2010. The Company expects increasing revenue from higher margin energy conservation projects and services as this segment grows to 30% of total revenues by 2010 from 15% of revenues in 2009, while having steady revenue growth from the sale of our products. Due to market demand, we expect to increase delivery of our flow control equipment in fourth quarter of 2010, the increase of project revenue has shown that the restructuring of its business mix is proceeding as planned.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy-saving flow control equipment and new energy related equipment. Product revenues were $3,680,336 and $9,845,180, or 45.7% and 54.4% of total revenues, for the three and nine months ended September 30, 2010, respectively, as compared to $6,697,102 and $13,426,663, or 88.5% and 88.3% of total revenues, for the corresponding three and nine month periods in 2009, respectively. Product revenues decreased by $3,016,766 and $3,581,483, a 45% and 26.7% decrease, over the corresponding three and nine month periods in 2009, respectively. This decrease is primarily due to the Company moving part of  its manufacturing equipment from its current manufacturing facility to the new facility as planned. During the moving process, in order to limit negative effects on its manufacturing capability, the Company sub-contracted some components of its flow control equipment to third parties, and then assembled the whole system by itself. This manufacture process took longer for the sub-contractors to complete their orders, and resulted in a delay of some of our products’ delivery. The outlook of the Company’s annual revenue follows an upward trend.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plan, and/or related service reports. These services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes, when service is rendered and accepted by the customers. Service revenues were $3,987,846 and $7,506,297, or 49.6% and 41.5%, of total revenues, for the three and nine months ended September 30, 2010, respectively, as compared to $869,319 and $1,778,294, or 11.5% and 11.7% of total revenues, for the corresponding three and nine month periods in 2009, respectively,. Service revenues increased by $3,118,527 and $5,728,003, a 358.7% and 322.1% increase, over the corresponding three and nine month periods in 2009, respectively,. This increase is primarily due to the increase in service contracts. In particular, the Company signed out-sourcing service contracts for making steel structured welding mechanical parts in the amount of RMB 32.5million (approximately $4,8 million). These contracts are part of the Shenyang underground construction project. In addition, the Company completed energy-saving retrofitting and technical services for two energy-saving projects. In one project, the Company provided retrofitting services to an Indonesia Sugar Refinery on its dehydration and drying process. During this period, we recognized RMB 1million (approximately $149,000) as service revenue for this project. In the other project, the Company provided energy retrofitting technical services for a Shenyang hospital, and recognized RMB 8 million (approximately $1.2 million) as service revenue for such project.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. Project revenues were $377,176 and $752,333, or 4.7% and 4.2% of the total revenues, for the three and nine months ended September 30, 2010, respectively, For the same period ended in 2009, there was no project revenue. The Company has been continuously trying to develop energy-saving projects; actively developing energy conservation and energy saving projects and restructuring the Company’s business mix. In February 2010, NFEC, through its subsidiary Nengfa Energy, entered into a cooperative arrangement with a Fuxin Biological Energy Development Company (“Fuxin”) for the development to energy-related systems and facilities and the provision of an economic energy saving solutions to the farmers in LaoNing Province, the PRC for a term of 1 year.

For the nine months ended September 30, 2010, Nengfa Energy recognized $752,333 as project revenue from this cooperative arrangement in the statement of operation under the installment method.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $5,195,957 and $12,551,714 for the three and nine months ended September 30, 2010, respectively, as compared to $4,848,371 and $10,282,666 for the corresponding three and nine month periods in 2009, an increase of $347,586 and $2,269,048, or approximately 7.2% and 22.1%, respectively. This increase was primarily due to the increase services provided and projects commenced during this period.

The overall gross profit for the Company was $2,849,401 (35.4% margin) and $5,552,096 (30.7% margin) for the three and nine months ended September 30, 2010, respectively, as compared to $2,718,050 (35.9% margin) and $4,922,291 (32.4% margin) for the corresponding three and nine month periods in 2009, a increase of $131,351 and $629,805, respectively. There is no significant change for the overall gross margin of the Company in this period. Due to the revenue structure of the Company being changed, each gross margin of the revenue segments were changed accordingly.

Cost of Products

Total cost of products was $2,569,018 and $6,833,561 for the three and nine months ended September 30, 2010, respectively, as compared to $4,200,439 and $9,016,453 for the corresponding three and nine month periods in 2009, a decrease of $1,631,421 and $2,183,892, or approximately 38.8% and 24.2%, respectively. This decrease is primarily due to the Company moving part of its manufacturing equipment from its current manufacturing current facility to the new facility, which delayed the delivery of some of its products.

The gross profit for products was $1,111,318 (30.2% margin and 39.0% of total gross profit) and $3,011,619 (30.6% margin and 54.2% of total gross profit ) for the three and nine months ended September 30, 2010, respectively, as compared to, $2,496,663 (37.3% margin and 91.9% of total gross profit) and $4,410,210 (32.8% margin and 89.6% of total gross profit) for the corresponding three and nine month periods in 2009, a decrease of $1,385,345 and $1,398,591, or approximately 55.5% and 31.7%, respectively. This decrease is primarily due to the Company moving part of its manufacturing equipment from its current manufacturing facility to the new one, which caused a delay in the delivery of some of its products.

Cost of Services

The cost of services was $2,318,911 and $5,103,747 for the three and nine months ended September 30, 2010, respectively, as compared to $647,932 and $1,266,213 for the corresponding three and nine month periods in 2009, an increase of $1,670,979 and $3,837,534, or approximately 257.9% and 303.1%, respectively,. This increase is primarily due to the increase of out-sourcing service contracts..

The gross profit for services was $1,668,935 (41.9% margin and 58.6% of the total gross profit) and $2,402,550 (32% margin and 43.3% of the total gross profit) for the three and nine months ended September 30, 2010, respectively, as compared to $221,387 (25.5% margin and 8.1% of total gross profit) and $512,081 (28.8% margin and 10.4% of total gross profit) for the corresponding three and nine month periods in 2009, an increase of $1,447,548 and $1,890,469, or approximately 653.9% and 369.2%, respectively. This increase is primarily due to increase of service contracts in this period.

Cost of Projects

In 2007, the Company began contracting for energy-saving re-engineering projects that require significant modification, customization and/or complex installation. The cost of projects was $308,028 and $614,406 for the three and nine months ended September 30, 2010, respectively. There was no project implemented in the same period accordingly in 2009. Therefore the cost was zero.

The gross profit for projects was $69,148 (18.3% margin and 2.4% of total gross margin) and $137,927 (18.3% margin and 2.5% of total gross margin) for the three and nine months ended September 30, 2010, respectively. This increase is primarily due to an increase in project revenue. The Company continuously develops other energy-saving projects, to ensure a steady growth in project revenue.

Operating Expenses

Total operating expenses were $316,758 and $702,920 for the three and nine months ended September 30, 2010, respectively, as compared to $225,995 and $988,694 for the corresponding three month and nine month periods in 2009, an increase of $90,763 and a decrease of $285,774, or approximately an increase of 40.2% and decrease of 28.9%, respectively. The increase for the three month period is primarily due to the increased general and administration fees such as legal fees and listing fees to Nasdaq. The decrease for nine months period is primarily due to there being no stock based compensation incurred during this period, and relatively lower sales and marketing expenses.

Selling and Marketing Expenses

Sales and marketing expenses were $25,786 and $58,438 for the three and nine month ended September 30, 2010, respectively, as compared to $32,040 and $106,493 for the corresponding three and nine month periods in 2009, a decrease of $6,254 and $48,055, or approximately 19.5% and 45.1%, respectively. This decrease is primarily due to the revenue structure of the Company being changed and management’s implementation of improved the cost control measures.

General and Administrative Expenses

General and administrative expenses were $290,972 and $644,482 for the three and nine months ended September 30, 2010, respectively, as compared to $193,955 and $533,201 for the corresponding three and nine month periods in 2009, an increase of $97,017 and $111,281, or approximately 50.0% and 20.9%, respectively. The reason of this increase was mainly due to the Nasdaq listing fees amounting to $95,000 and other legal fees.

INCOME FROM OPERATIONS

Income from operations was $2,532,643 and $4,849,176, for the three and nine months ended September 30, 2010, respectively, as compared to $2,492,055 and $3,933,597 for the corresponding three and nine month periods in 2009, an increase of $40,588 and $915,579, respectively.

Other (expense) Income

Other expense for the three and nine months ended September 30, 2010 was $152,176 and $386,362, respectively , as compared to other income of $1,497 and $54,276 for the corresponding three and nine month periods in 2009, an absolute difference of $153,673 and $440,638, respectively. This difference is primarily due to an accumulated $278,528 in discount of convertible notes and $34,402 in interest expense, resulting from the issuance of $960,000 convertible promissory notes during the first quarter of 2010, as well as $55,661 in interest expense, resulting from a financial lease for two machines used in the production of our products.

Income Tax Expense

For the three and nine months ended September 30, 2010, income tax expense was $310,705 and $655,550, respectively, as compare to $317,084 and $560,544 for the corresponding three and nine month periods in 2009, or a decrease of 2% and increase of 17%, respectively. By the end of September 2010, the increase of 17% for the nine month period is due to the increase of the Company’s revenue. The Company continues to enjoy the tax holiday in the PRC due to Nengfa Energy's foreign company status. During 2007, the Tieling City local government tax bureau in the PRC approved Nengfa Energy as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 12.5% for the following three years. The Sales Company is a domestic company, which is subject to the unified statutory income tax rate of 25%.

As of September 30, 2010, the operations in the United States of America have resulted in $2,185,063 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2030, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $742,921 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s effective income tax rate for the three months and nine months ended September 30, 2010 was 13.1% and 14.7%, respectively.

NET INCOME

Net income for the three and nine months ended September 30, 2010 was $2,069,762 and $3,807,264, approximately 25.7% and 21.0% of the total revenue, respectively, as compared to $2,176,468 and $3,472,329, approximately 28.8% and 22.5% of the total revenue, respectively, , a decrease of $106,706, or approximately 4.9%. from the corresponding three month period in 2009, and an increase of $334,935, or approximately 9.6%, from the corresponding nine month period in 2009. The change in Net Income is primarily due to the increase in revenue and a change of the Company’s revenue structure.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the nine months ended September 30, 2010, net cash provided by operating activities was $3,161,233. This was attributable primarily to net income of 3,807,264, adjusted by non-cash items of depreciation of $218,760, non-cash warrant expense of $278,528 and a $477,290 increase in working capital. The increase in cash flow from operating activities in nine months of 2010 was due primarily to the decrease in accounts receivable by $1,506,879, a increase in accounts payable by $624,753, a increase in income tax payable by $107,681, which was offset by an increase in retention receivables by $172,046, and an increase in inventories by $915,044, the increase in prepayment and other receivables by $870,742, the decrease in customer deposits by $100,580, and a decrease in other payables and accrued liabilities by $1,323,997 in this period.

At September 30, 2010, accounts receivable was $11,237,197, which had decreased by $1,273,678, from $12,510,875 at the beginning of 2010. By the December 31, 2009, the outstanding accounts receivable was due to a number of large State owned projects which experienced delayed installation of the systems in which our products are used and therefore the whole system’s operating tests were not completed, and as a result, the payment for the products which we provided to these projects was also delayed. According to our contract, we recognize revenue once a customer has inspected and has accepted the products and we have delivered the products to the customer. One of our customers is one of the contractors to the large state owned infrastructure projects, and our products are a small part of these projects’ installation. The Company’s receipt of payment schedule was impacted, not due to the Company’s products, but due to the customer of the Company meeting its project installation schedule and completion of the whole system operating test. Although the delayed payment represents a customer breach of contract, we are willing to work with the contractor to resolve this issue. Although accounts receivable has decreased by September 30, 2010, with an expected increase in the Company’s revenue for the year, accounts receivable may increase according to the contracts’ terms.

At September 30, 2010, the Company had accounts receivable of $11,237,197, 70% and 30% of the accounts receivable are product revenue accounts receivable and service revenue account receivable, respectively. The accounts receivable with aging within 90 days, between 91 and 180 days, and between 181 and 365 days, and above 365 days are $6,781,048, $2,549,102, $1,598,613 and $320,183, respectively, representing 60.3%, 22.7%, 14.2% and 2.8% of the total account receivables, respectively, as of September 30, 2010. The Company restricted the accounts receivable with aging above 1 year within 1% of the total account receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. The detailed account receivable aging, starting from the invoice date, at September 30, 2010 is as follows:

Revenue Sources:	Account Receivables	Aging of 1-90 days	Aging of 91-180 days	Aging of 181-365 days	Above 365 days
Products	7,867,034	3,805,352	2,199,601	1,581,617	257,329
Services	3,317,739	2,975,696	349,501	-	15,676
Total	11,248,946	6,781,048	2,549,102	1,598,613	320,183

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms, we take appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts.

We offer our customers a free product warranty on a case-by-case basis, depending upon the type of customer, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer for 12 to 24 months, until the product warranty has expired. On September 30 2010, the retention receivables were $649,542.

The increase in inventories to $1,583,246 reflects a reasonable inventory level which corresponds to purchase some key raw materials, in order to fulfill large order manufacturing requirement in fourth quarter. The reason for the large increase in the prepayments and other receivables to $1,564,466, as compared to year end December 31, 2009, is due to increases in prepayments to vendors for raw materials, as the current price of raw materials are uncertain and in order to lock in the current price, we prepay the vendor. To increase operating cash flow, the Company obtain a delay of the payment terms from the construction suppliers to its new manufacturing facility. Therefore at September 30, 2010, accounts payable was $2,734,320.  During this period, a decrease in other payables and accrued receivables was due to the Company paying $1,018,682 to the PRC government for land use rights, and a decrease in accrued operating expense of $216,490.

Investing activities

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, in the PRC. Total estimated construction cost of the new manufacturing facility is approximately $16 million (including land use rights for approximately $3 million). The construction project is expected to be fully completed by the end of 2010. Upon completion, the estimated manufacturing capacity of the new facility will be more than 3 times the capacity at the Company’s current manufacturing facility.

For the nine months ended September 30, 2010, net cash used in investing activities was $3,548,507, and was primarily attributable to the purchase of plant and equipment of $36,345 and payments for construction in progress of $3,513,416. There were also proceeds of $1,254 from the disposal of equipment.

As of September 30, 2010, the Company has incurred and capitalized $12,808,645 as construction in progress.

The new facility and the installation of new and higher quality machines should enhance the Company’s equipment manufacturing capacity and improve the productivity and precision level of its products. Furthermore, the Company will have the ability to expand the sale of its flow control equipment products into other markets.

Financing activities

For the three months ended September 30, 2010, net cash provided by financing activities was $640,762, of which $447,738 was attributable to the payments on a finance lease and $900,000 was generated by a private placement financing of convertible promissory notes. As of September 30, 2010, the Company also received $188,500 in temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Li Gang (the Company’s CEO), and both directors of the Company, which is unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

During the first quarter of 2010, the Company sold, through a private placement to two accredited investors, convertible promissory notes in the aggregate principal amount of $960,000 and warrants to purchase 64,000 shares of its common stock. The Notes while outstanding had an effective interest at the rate of 6% per annum, and absent an “event of default,” are payable in shares of the Company’s common stock. Provided there is no “event of default,” the Notes convert upon the earlier to occur of (i) the commencement of trading of the Company’s common stock on a major US stock exchange, or (ii) one year after issuance. Upon conversion, the holders of the Notes shall receive such number of shares of common stock equal to the quotient obtained by dividing (a) the then-outstanding principal amount and accrued but unpaid interest on the Notes by (b) the then-current conversion price, which currently is $7.50 per share (post 2.5-to-1 reverse stock split). The conversion price is subject to adjustment for stock dividends, splits, combinations and similar events. The warrants, which are exercisable for shares of common stock at a current exercise price of $10.00 per share (post 2.5-to-1 reverse stock split), were not exercisable until three months after issuance and will terminate five years thereafter. The exercise price is subject to adjustment for stock dividends, splits, combinations and similar events. The warrants also contain an exercise price ratchet adjustment in the event the Company issues warrants having an exercise price at less than the exercise price then in effect for the Warrants The Company has agreed to provide the investors with “piggy-back” registration rights with respect to the shares of common stock issuable upon exercise of the warrants.

As the Company adopts ASC Topic 470-20 “ Debt with conversion and other options”, the convertible notes are recorded in accordance with this topic. Although this accounting treatment has affected our balance sheet and income statement by increasing the stock based compensation and non-cash interest expense, it will not affect our cash flow.

On July 27, 2010, the Company signed a two year unsecured credit facility with a domestic bank to borrow up to RMB 40 million (approximately $5.88 million based upon current exchange rates).Under the agreement, we will be able to draw up to a maximum of RMB 40 million ($5.88 million) over a 24 month period ending June 28, 2012. Outstanding balances under the facility will accrue interest at a rate of 1.3 times the Bank of China benchmark lending rate.  Any amounts of principal repaid may be redrawn during the 24 month period. Drawings under the facility will be used to complete the Company’s new manufacturing plant and for general corporate purposes. The Company has not yet drawn down on this facility.

We anticipate we will need additional working capital in 2010 and beyond to fund the Company’s new business plans to establish a manufacturing base for new energy equipment and to develop comprehensive energy saving infrastructure projects for municipalities and energy conservation projects that include blast furnace power generation, low concentration coal bed methane power generation and bio-mass gas generation. Furthermore, we may consider expanding the Company’s business lines. In order to maintain our lead position in energy-efficient flow control equipment manufacturing, we anticipate a continued and steady growth of the manufacture and sale of our flow control equipment. We may decide to pursue additional investments through the sale of equity or equity linked securities or debt financing to obtain the additional cash resources to fund our business and other future projects; however, there can be no assurance that we will be able to obtain additional funds on terms acceptable to the Company or at all. If we cannot obtain debt or equity financing to fund our working capital needs, our business development plan may be delayed and we may not be able to achieve the estimated revenue growth from service and projects or we may not be able to achieve our total revenues projections for this year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

On or about July 1, 2010, Mr. Dawley apparently commenced a second action before the United States District Court for the Middle District of Florida, entitled Robert Dawley v. NF Energy Corp. of America, et al.  In addition to the Company, Mr. Dawley has named as defendants Mr. Gang Li and the Company’s litigation counsel.  Mr. Dawley asserts, among other things, that the defendants committed fraud with respect to the same agreements as were the subject of the prior action.  He also complains that he is entitled to have a restrictive legend removed from certain stock certificates that the predecessor company had issued to him in exchange for an additional capital contribution.  Though he has served copies of the Complaint, he has yet to serve a Summons requiring the defendants to respond to the Complaint.

The Company believes that the second action by Mr. Dawley has no merit, is barred by the judgment entered by the Court of Appeals in the prior action and, in any event, fails to state fraud claims with the specificity required by law.  Mr. Dawley has refused to withdraw the complaint, and so it is the Company’s intention to ask the Court to strike the complaint and issue monetary sanctions against Mr. Dawley equivalent to the amount of the Company’s attorneys’ fees and costs incurred as a result of the second action. The motions currently are pending before the Court.

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

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

NF Energy Saving Corporation
(Registrant)

Date: November 12, 2010	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: November 12, 2010	By:	/s/ Li Hua Wang
Li Hua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2010

10.1*	Preferred Provider and Services Agreement between LiaoNing Nengfa Weiye Energy Technology Co. LTD. and Nengfa Weiye Tieling Valve Joint-Sock Co. Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith