Form 10-K
period 2010-12-31
NF Energy Saving Corp
filed 2011-03-25
CIK 1213660

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 000-50155

NF ENERGY SAVING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	02-0563302 (I.R.S. Employer ID Number)

3105, Tower C, 390 Qingnian Avenue, Heping District Shenyang, P. R. China (Address of Principal Executive Offices)	110015 (Zip Code)

(8624) 8563-1159
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common stock, $0.001 par value	Name of Each Exchange on Which Registered The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

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
Yes ☐    No ☒

As of June 30, 2010, the aggregate market value of the common equity held by non-affiliates of the registrant was $17,777,117  based on the price of $6.38 per share which the registrant’s common stock was last sold..

As of  February 28, 2011 there were 5,326,501 shares of the registrant’s common stock outstanding.

NF ENERGY SAVING CORPORATION
FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statement in this Annual Report on Form 10-K (“Form 10-K”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by  “Management’s Discussion and Analysis” and the Notes to Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Exchange Act that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management’s plans and objective for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, , industry pricing and technology trends, evolving industry standards, regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the “Commission”). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

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

NF Energy Saving Corporation was incorporated under the laws of the State of Delaware under the name of Galli Process, Inc. on October 31, 2000 for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company further changed its name to NF Energy Saving Corporation, in both instances to more accurately reflect our business after the Plan of Exchange (see below). Our principal place of business is 3105, Tower C, 390 Qingnian Avenue, Heping District, Shenyang, P. R. China 110015. Our telephone number is (8624) 8563-1159.

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

On January 31, 2008, to better reflect our energy technology business, we changed the name of Nengfa to Liaoning Nengfa Weiye Energy Technology Company Ltd. (“Nengfa Energy”). Nengfa Energy’s area of business includes research and development, processing, manufacturing, marketing and distribution of energy saving flow control equipment; manufacturing, marketing and distribution of energy equipment, wind power equipment and fittings; energy saving technical reconstruction; and energy saving technology consulting services.

On August 26, 2009, the Company completed a 3 to 1 reverse share split of its common stock. As a result, the total number of shares of outstanding common stock changed from 39,872,704 pre-split to 13,291,387 post-split shares.

On September 15, 2010 the Company completed a 2.5 to 1 reverse share split of its common stock, the total number of shares of outstanding common stock changed from 13,315,486 pre-split to 5,326,501 post-split shares.

On October 4, our common stock commenced trading on the Nasdaq Global Market, under the ticker symbol “NFEC”.

The structure of our corporate organization is as follows:

Business Description

The Company provides energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries.

As an important part of the provision of our energy-saving services we are engaged in the manufacturing and sales of intelligent energy-saving flow control equipment to super-critical and ultra super-critical coal power plants, hydropower plants and water transportation projects. At present, according to estimates received from ESCO Committee of China Energy Conservation Association, our energy-saving flow control equipments business holds a leading position in China. Our company has the Det Norske Veritas Management System Certificate, which certifies that our products conform to the Management System Standard ISO9001:2000. We have been a member of Chicago Climate Exchange since 2006. In October 2010, the Company was awarded energy conservation services company  status by the  Chinese National Development and Reform Commission. As a company awarded this status, we are eligible to supply equipment and services which, when installed, qualify our customers for tax benefits under China’s new energy conservation service. These benefits include for the EMC projects awarded energy conservation status, 1) the service company’s taxable operating income is temporarily tax free. This means the service company is entitled to three-year exemption from corporate income tax from the year of start generating operating income from the project. In addition, the company is entitled a reduced corporate income tax rate of 12.5% for the following three year.; and 2) when the service company transfers the value-added taxable goods to the energy consuming enterprises, its customer, the value-added tax is refunded

Our principal development focus is to complete the construction of our new manufacturing facility which will enhance the Company’s product lines and expand the manufacturing capacity for our products.  In conjunction with the planned facility expansion, we also will undertake efforts to optimize the business structure of the Company, develop other low-carbon technologies, and promote energy-saving technologies efficiency as part of our sales efforts. We are aiming to become a leader of the energy saving service industry by integrating products and services in new energy sources, energy conservation and environmental protection.

Products and Services

Our products and services include the manufacturing and sales of energy-saving flow control equipment, energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, water power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries. Examples of contracts entered into by the Company or its subsidiaries are:
•
In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the prominent project “Redirect the water from the Rivers in the South to the North water supply engineering project, Middle Section- Jingshi Section”. This phase of the  project was completed and passed inspection in 2008.

•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.
•
In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•
In 2010, the Company received contracts for our products and services to be used in over 50 companies, including Chongqing Water Turbine Company, Chongqing Fangneng Electricity Power Company, Zhejiang Zheneng Jiahua Electricity Power Co. Ltd, and Shaoxing Binhai Thermal Power Company, and  a project contract with a Fuxin inner-Mongolian county.

Production and Sales of Energy Saving Flow Control Equipment

The Company’s current principal business is the production and sale of energy-saving flow control equipment, and intelligent flow control equipment.  This business currently accounts for the majority of the Company’s revenues.

Pipeline transport is one of the basic modes of transportation together with rail transport, road transport, air transport and water transport. Water, gas, oil, and heat rely on various kinds of pipelines and pipe networks to be transported to end users.  In the case of water pipelines, such systems are also used for public health and safety, and waste and flood control.

The key to the efficiency and energy conservation of the pipeline transportation process is the valve and the flow control equipment. Having unique technology in this field, the Company has obtained four patents and hold twelve utilization model patents in China for flow control devices, especially in the area of the bidirectional seal zero revelation installation system with its special characteristics. Using valves of this type can result in reduced energy consumption by 20% for customers compare to traditional valves. The reduced energy consumption thereby increases the efficiency of the pipeline system. It is widely used in the fields of electric power, hydro power, petroleum, and natural gas. The Company’s valves were awarded “Number One Energy Saving Valve of China” by the Chinese Energy Conservation Association. These products currently are exported to the United States, Russia, Turkey, Japan, South Korea, Vietnam, India, Iraq, and Afghanistan.

Once the Company’s new manufacturing facility is completed, the newly installed numerical controlled machines will allow the Company to manufacture and process technology advanced flow control equipment with greater precision,. This will enable the Company to expand its markets into nuclear power station equipment and new high precision energy related equipment.

Because improved manufacturing and use of sophisticated technologies are an important revenue driver for the Company and represent an important part of its energy efficiency focus, the Company will continue to develop comprehensive energy conservation and energy reduction equipment and services, and to pursue research development and improved manufacturing of flow control and clean energy related equipment.

Energy Saving Reconstruction Projects

1.	Energy Efficiency Retrofit on industrial boilers and furnaces

Our business also focuses on the reconstruction of various industrial boiler/furnace systems with the objective of modernization and improvement in the overall efficiency of existing systems.  Efficiency can be expressed in several ways, such as lower operating costs, reduced energy consumption, recapture of by-products which can be used for other purposes, and pollution reduction.

China’s industrial boilers and furnaces are used mainly in the iron and steel, metallurgy, building materials, machinery manufacturing, chemical industry and other high energy consumption industries. Their energy consumption accounts for about 10% of China’s total energy consumption. It is estimated that as many as half of the enterprises have outdated technology and equipment, and experience a significant waste of energy. Using our existing technology, we can reconstruct the boiler’s or furnace’s structure, its heat source system, combustion system, and control system, and thereby both improve the overall efficiency of the system and yield important conservation and pollution control benefits.

One of the most important opportunities for the Company is to undertake projects that refurbish or reconstruct industrial boilers and create cogeneration opportunities for coal fired boilers. It is estimated that as many as 95% of the industrial boilers in China are coal fired. These types of industrial boilers are very inefficient because: (i) most industrial coal burning boilers are traditional traveling grate boilers, and the way of their burning  is typically old fashioned. There are only a few portion of coal fired boilers equipted with  advanced technology,  such pulverized coal combustion or Circulating Fluidized Bed.. The traveling grate boilers are smaller in capacity  than required for the purpose for which they are employed;(ii) their output is not matched to the auxiliary equipment used by the boilers, (iii) because of their low combustion and thermal efficiency  the traditional coal fired boilers  emit  more SO2 and NOx. , and (iv) the boilers are typically at or beyond their estimated useful life.  Overall, it is estimated that these types of boilers are operating at about 60-70% of their efficiency, which about 20% below that of international  best practice. The inefficiency, in part, results from their use of mixed sizes of coal particles in layer combustion. Among these types of boilers, about 60% of them are clockwise rotation boilers. The use of the differing sizes of the coal particles results in a highly inefficient combustion, due to the poor ventilation for the combustion to be effective and the accumulation of dust which chokes the combustion.  Therefore, the coal is not totally burned and there is a loss of potential energy. The current methods of coal feed to the boilers and the current combustion cannot solve this problem. Given the large quantities of these types of industrial boilers, approximately 0.3~0.4 million sets of traveling grate boilers, in use, the Company sees a tremendous opportunity to focus on boiler transformation technology and projects.

The Company’s solution is to redesign and reconstruct elements of an existing boiler or boiler system to improve its overall performance and increase its optimization rates.  This is done in a number of different ways, such as the following:

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

d)                      Another change that can be made to boilers is to improve the ventilation system with the result that the combustion of the fuel is improved efficiency is increased and operating costs are reduced.

e)                      One of the most important improvements that the Company seeks to introduce into existing and into new boiler systems are methods to reclaim discharged water.  The Company designs recovery equipment which permits recovery of significant amounts of the waste water used in a traditional boiler.  This recovery can also improve the capture of pollutants by the boiler system.

f)                      A boiler’s heat recovery can be improved, whether it is coal, natural gas or petroleum fueled.  By-product heat can be used in a number of different ways, such as to create steam for other uses or localized heating of the factory.  A further use of the residual heat reduces its emission into the atmosphere thereby reducing heat pollution. This can be an additional source of income or help reduce operating costs.

The Company is capable of designing and introducing steam thermal systems into existing systems with the effect of recovering the condensed water, eliminating the leakage losses due to faulty or worn steam trap valves and improving the heat preservation systems.

2.	Motor Drive Reconstruction
In China, motor drive systems use about two thirds of the total electricity consumption of the country.  About 90% of these motors are AC asynchronous motors.  Nengfa Energy redesigns such systems to convert them so that they can be used for variable load fans and pumps through frequency conversion and speed regulation technology. NF Energy focuses on the reconstruction and energy conservation of the fans of power station boilers, industrial furnaces and kilns, and the energy-saving pumps in the cold/hot water pipe system. As we analyze whole industrial reconstruction projects, we can also provide power conservation reconstruction in solid material conveyor systems used in the mining, metallurgy, iron and steel industries.

It is estimated that approximately 12% of China’s electric power consumption is for lighting.  As one of the most important energy-saving projects, the Chinese government plans to distribute 150 million energy-saving lamps throughout the country during the "Eleventh Five Year Plan" period through a fiscal subsidy in an effort to replace inefficient incandescent lamps and other lighting products. The government also plans to reduce the consumption of power by changing the use of lighting through a rational distribution of public lighting, improving the quality of power consumption and introducing on-demand controls. Between 2008 and 2009, the Company, as one of the companies assigned by the National Development and Reform Commission, has distributed 2.5 million green lighting products in Liaoning Province China.

3.	Energy-Saving and Reconstruction of Steam Heat Energy System
As a high quality source of secondary energy, steam is widely used in petroleum, petrochemical, chemical, paper making, brewing, tobacco, steel, pharmaceutical, packaging, machinery, and electronics among other industries. The total energy efficiency of steam is directly determined by the system’s energy efficiency. However, due to the characteristics of the steam and condensation system itself, such as the need for a condensation traps and vacuum breaker, the damage from water hammer, corrosion of the heat exchanger and leakage, condensation,  pollution and purification, steam consumption’s imbalance in winter and summer, steam consumption’s mismatching between high and low pressures, the flash steam problem, and steam leakage, steam and condensation systems are highly complex. For a long time, due to the irrationality of system design, the complexity of the system itself, the negligence of owners, the imprecision of management, and the deficiency of maintenance, the overall energy efficiency of steam systems in China is very low. Therefore, the Company believes there is a significant opportunity for energy savings in steam systems:

1)	Approximately 0.5 billion tons of standard coal is consumed annually, which is above 1/3 of the total national consumption of fossil fuels.

2)	The overall energy efficiency of steam systems in China is only approximately 30%, which is 25% lower than well developed countries.
3)	The annual energy waste due to the low energy efficiency of steam systems is approximately 120 million tce, which is estimated to be worth over 120 billion RMB.
4)	The annual waste due to inefficient transportation and distribution of steam systems is approximately 180 million tce.
5)
Of the more than 1 million traps being used in steam systems in China, 60% of them have above average leakage, 30% of them have serious leakage, and only less than 10% work normally. The waste due to trap leakage is significant.

6)
Current condensation systems are generally designed in such a way as to be inappropriate to the system, resulting in the average recovery rate being less than 30% which causes large waste of heat energy and water.

Working with energy saving experts in steam systems in China, the Company has built a steam system department. This department has an R&D and design team, which can provide energy conservation solutions for  efficient and the long lasting energy saving results. Under normal conditions, the reduction of steam energy cost is generally between 10% to 25%.

Our energy conservation solutions improve energy efficiency in steam systems in five principal ways, covering the entire process of the steam and condensation system: steam generation, steam transportation and distribution, steam consumption,  and condensation recovery and condensation purification.

1)	Steam generation stage
Our energy saving measures include: using the boiler’s long-term stable heat sink resources to fully absorb low temperature waste heat and reduce fuel consumption; correctly designing the generator in order to reduce the steam consumption of the deoxygenizing process and increasing the efficiency of the boiler; controlling boiler blowdown and fully utilizing the waste heat of blowdown water; adjusting the steam load with steam accumulator; and improving the quality of steam.

2)	Steam transportation and distribution stage
Our energy saving measures include: designing the most economical  flow speed of steam, reducing leakage, draining condensation correctly, filtering dirt and debris, reducing pressure drop loss, improving steam quality, and avoiding water hammer. The most serious problems to be addressed are water hammer, big drops in steam pressure, high steam humidity and low steam quality caused by errors in the design of the condensation trapping system.

3)	Steam consumption stage
In this stage, we improve the energy efficiency of the steam system by studying the difference in details between designed and actual steam consumption of each heat exchanger, and looking for the root causes of excessive energy consumption; consuming lower pressure steam as far as possible when meeting the process's demands; equipping the system with a vacuum breaker and air valve in beehive heat exchangers; designing a condensation trapping system correctly to avoid hydrops, [I  do not believe hydrops is the correct word. In English, hydrops is a sickness.] ; controlling temperatures automatically in the heating process; installing a separator for steam and vaporous water in the inlet of important equipments to ensure steam quality; optimizing the condensation pipe system according to the residual pressure of each heat exchanger; and enhancing daily inspection and maintenance.

4)	Condensation recovery stage
In this stage, we improve steam efficiency by optimizing the overall condensation piping system and deploy decentralized, cutting-edge pressure pump recovery technology; comprehensive treatment on flash steam; comprehensive utilization of heat sink resources; and limit water hammer. The key to optimizing the overall condensation piping system is to identify different condensations according to the residual pressure as “strong”, “mainstream” and “weak”, thus minimizing the mutual interference between different residual pressures.

5)	Condensation purification stage
The Company’s “solvent impregnated resin oil desorption technology” can separate emulsified oil molecules and dissolved oil molecules from high temperature condensation directly through the resin’s lipophilicity and hydrophobicity. Before separation, “emulsification breaking”, “capturing” and “enriching” are completed automatically. When the oil molecules adsorbed in the face of the resin reaches a certain saturation level, the enriched oil will be divorced from the resin as large oil-drops through the flow impact of condensation water inside tank. After separation the oil-drops float into a oil-water separator and the off-oil resin will restart work automatically. In the oil-water separator the oils will separate from water automatically.

NF Energy’s condensation iron deprivation technology is called “powder ion exchange resin coverage and filtration technology”. We utilize this technology to separate excessive metal oxides, colloids and iron ion (Fe3+ & Fe2+) from high temperature condensation. The technical principles are filtration, adsorption, and ion replacement; the processes are film formation, operating, toggling, back-washing and film formation again.

We estimate the energy saving market for steam system is very large in China. We believe the annual consumption of steam systems is approximately 0.5 billion tce. The overall energy efficiency of steam systems in China is only approximately 30%, which is 25% lower than well developed countries. The annual energy waste due to low energy efficiency of steam systems is approximately 120 million tce, which is worth over 120 billion RMB. If all the energy saving projects in steam systems were operated under  a EPC (Energy Performance Contract) model, and the average profit were to equal three years of energy-saved we estimate, the value of the energy-saving market for steam system in China would be approximately 360 billion RMB.

4.	Biomass Utilization Projects

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

Biomass is the only renewable resource which can directly produce gases, liquids, solid and other clean energies in large-scale. The development and utilization of biomass energy will help diversify the energy structure and achieve the objective of low-carbon development in China. It is also important for adjusting the industrial structure, promoting the mode of economic growth, and promoting a sustainable economic and social development. Currently, the potential energy converted from organic waste in China is equivalent to approximately 500 million tons of standard coal. The estimated future potential of such conversion can reach to 700 million to 1 billion tons of standard coal, which approximately 15%- 20% of total energy consumption in future. We believe the development of biomass energy has a large potential.

For the current biomass gas generation reconstruction projects,  the Company entered into a cooperative arrangement with a biomass energy technology company in the PRC (“Fuxin”) for the development of energy-related systems and facilities and the provision of an economic energy saving solution to the farmers in Laoning Province, the PRC, for a term of one year. Under this project arrangement, the Company agreed to design, build and provide the energy-related equipment and components, as well as provide training to Fuxin to operate these energy-related facilities. Fuxin agreed to operate the administration of this arrangement and provide on-site training to the farmers to operate these facilities. In consideration for this cooperative arrangement, both parties agreed to equally share in the sales of energy-related systems during the term of the project, in accordance with the agreed energy-saving milestone requirement. At the end of the project term, the Company has agreed to transfer its ownership and proprietary rights to the energy-related system and facility to Fuxin.

Four our city based projects, it is our objective to establish projects using gas which can be supplied to residential areas to help that county-level city improve energy efficiency, reducing emissions from greenhouse gasses and pollutants, and promote sustainable low carbon economic and social development. For such projects, the Company will employ technologies and collaborate with the local industrial gas companies. By taking a combination of EPC and BOT (build, operate, transfer) models, we will restructure the use of gas from the current system using liquefied petroleum gas tank to biomass gasification, while solving environmental pollutions caused by accumulated large agriculture and farming waste. Once the project is completed, the Company will bill the local residents for the gas, which should result in a stable cash inflow to the Company. Organic fertilizer is a by-product to the project may also provide an additional source of income to the Company.

5.	Comprehensive Energy Conservation And Emission Reduction Services For Municipalities

A 2010 government report from the office of the Chinese Premier, Wen Jiabao stated that: "We shall put greater efforts on development of low-carbon technologies, promotion of efficient energy-saving technologies, and actively develop new energy and renewable energy…."  The report further stated that the country "…should attempt to engage in construction characterized by industrial carbon emissions system and consumption patterns.” This indicates that in 2010 and thereafter low carbon initiatives "…will become a new impetus and engine for economic development, and it will become a new weathervane for construction of  leading industrial systems and consumption patterns.”

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

The stimulation plan of expanding environmental infrastructure that the Chinese government implements, should provide the Company with a significant opportunity to provide energy saving services to the government supported infrastructure and industrial companies’ energy saving infrastructure. In October 2010, the Company was recommended as one of the first batch of “Energy Saving Service Companies” by Chinese National Development and Reform Commission, and consequently, we believe that we will benefit from the government’s new tax deductive policy to energy saving service companies.
From 2011, with the twelfth five year plan was fully implemented, with seven strategic emerging industries’ being promoted, including new energy and renewable energy. The production of hydropower development continues to increase in major river valleys, and it is anticipated that the expected scale of the projects will be over 20 million kilowatts, and the total installed capacity will reach 220 million kilowatts. Looking forward 10 years, the fixed asset investment in hydro development is expected to be 4 trillion RMB,  which is 400 billion RMB annual investment on average, thus the investment in such field was 180 billion RMB in 2009, the annual growth will reach 122%. Investment in hydro power is expected to be between 800 and 900 billion RMB for the next 5 years; the investment on re-installed incremental capacity in twelfth five year plan will be tripled to the actual investment during eleventh five year plan.

The Company believes that the above measures of energy-saving technological  have considerable economic benefits after their implementation by the end-user.  As noted, the benefits are not only in the improved operations, but are also reflected in cleaner operations, pollution reduction, and lower energy consumption and costs.  Some of these elements also can also make a company  eligible to receive pollution credits, which can add directly to the bottom line of operation of a plant.  Additionally, the by-products may also provide a source of additional income.

Therefore, the Company believes that it has strong market opportunities not only in terms of intelligent flow control equipment and energy efficient flow control equipment  it supplies  to power plants, hydropower plants and water transportation projects, but also in terms of energy conservation services and energy saving projects by using the EPC model. The Company already has experience in energy project management in China.  Going forward, the Company plans to further develop its business model and regularly seek projects to develop comprehensive energy conservation and emission reduction solutions for energy saving reconstruction of steam heat energy system projects, industrial waste heat electricity generation, industrial boiler and furnace retrofitting and reconstruction, biomass utilization and other  energy conservation fields.

Cooperation and Technology Agreements

General Electric Alliance

The Company signed a Strategic Cooperation Agreement with GE Enterprise Development (Shanghai) Co. LTD ("GE") in July 2009.

The GE technology which Nengfa Energy will employ in the blast furnace waste recovery project at the Iron & Steel Co. is a proven technology which differs from other types of waste heat recovery technologies because it is capable of using the low heating value blast furnace waste flue gas to produce steam for electric power generation. If not for the GE technology, blast furnace flue gas with low heating value would either be let go into the open air, causing pollution and leaving the heat unused, or have to be mixed for power generation with the flue gas from coking furnaces, which contains higher heating value and other usable chemicals. The GE waste heat to power technology is applicable in most steel plants in China and Nengfa Energy's project of using the GE technology in the Iron & Steel Co. creates a cooperative relationship between Nengfa Energy and GE with potential opportunities for duplicating the success into many other Chinese steel mills.

Recently, the Company and GE jointly approached a company with the intention of implementing a bio-mass power generation project by using cow dung, chicken manure, pig manure and other biomass.

Global Environmental Facility (GEF) / World Bank (WB) / National Development and Reform Commission (NDRC)

The GEF/WB/NDRC China Energy Conservation Promotion Project began in 1997. It was sponsored by the GEF—the Global Environmental Facility and implemented by the World Bank in cooperation with the Chinese government. The project's goal is to help China promote energy conservation and energy efficiency with a free market mechanism—the “Energy Performance Contract,” which has been successful in Western developed countries.

The senior managers of Nengfa Energy, including Mr. Gang Li and Mrs. Lihua Wang, have more than ten years of experience in leading one of the pilot and demonstration companies of the GEF/WB/NDRC China Energy Conservation Promotion Project, and have succeeded in achieving investment, energy saving and environmental protection objectives in more than 200 major industrial energy efficiency enhancement projects. Nengfa Energy has developed a full range risk assessment and mitigation system for energy efficiency projects, from energy saving potential assessment, customer credit evaluation, technical solution design, technology and product procurement, engineering construction quality control, project operation management, to project financing and payment collection. Nengfa Energy's experience in energy efficiency project profit maximization and risk mitigation have been used as training materials by China Energy Management Companies Association (EMCA) in its training programs for new energy service companies.

Osaka Gas, Japan

In July 2007, Nengfa Energy signed an agreement with Osaka Gas, Japan on an experimental project of concentration technology of low concentration coal bed methane in a Mining Administration Bureau, China. The project has continued for two years and is expected to obtain provincial and national recognition on its energy conservation performance  in 2010. After which, the technology will be promoted in domestic coal companies.

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

Schneider Electric SA

Nengfa Energy signed a cooperation agreement with Schneider Electric (China) Investment Co., Ltd. in 2008 to establish a strategic partnership to develop integrated energy saving and reconstruction projects. NF Energy and Schneider Electric are responsible for project development together, and Nengfa Energy provides energy saving and reconstruction solutions regarding the heat, water and cooling systems, and applies Schneider Electric’s technology if appropriate. NF Energy  is also the project contractor of these reconstruction projects in China. The Company plans to continue collaborate widely with Schneider Electric in future projects.

Patents and Technology

Nengfa Energy currently has been issued four invention patents and has applied for twelve utility model patents in the PRC.  We rely on our patents and pending patents for market differentiation and to compliment our ability to bid on and win contracts for the large industrial projects in which we typically participate.  We expend a certain amount of time and economic resources in developing and maintaining our leading position in the flow valve industry.

The invention patents include the following:

a)                     Processing technology of butterfly valve seal (ZL2006 1 0152644.8), which expires on September 26, 2026;

b)                     Butterfly valve body dynamic seal ring pointing device (ZL2007 1 0159250.X), which expires on December 28, 2027;

c)                     The closing and locking equipment for valves (ZL2009 1 0011939.7), which expires on June 11, 2029; and

d)                     Valve body active seal circle position monitor equipment (ZL2009 2 0014504.3), which expires on July 21, 2030.

The utility model patents that we have applied for include the following:

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

f)                      J-shapes large dimension butterfly valve hard sealing ring (ZL2007 2 0185292.6), with an application date of December 12, 2007;

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

k)                     Butterfly valve with butterfly plate adjusting device (ZL2008 2 0231340.5),  with an application date of~~,~~ September 23, 2008; and

l)                      Two-way sealed butterfly valve (ZL 2009 2 0014504.3), with an application date of June 11, 2009.

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

Markets and Customers

The South-North Water Diversion Project is a multi-decade project undertaken by the Chinese government to better utilize water resources available to China. Part of this massive project was brought forward to provide additional water supply for the 2008 Olympics in Beijing. While the main task is to divert water from the Yangtze River to the Yellow River and Hai River, other spin-off plans are also loosely included. Among these, a plan calling for the capture and diversion of water from Brahmaputra River, located in Yarlung Zangbo Grand Canyon north of India, has been under study for years. This is because the heavily industrialized Northern China has a much lower rainfall and its rivers are running at reduced rates as demand increases for industrial water and general population usage. For example, the Yellow River and Hai River have experienced significant flow reduction and at times during certain years have been dry.

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

The central route for the water diversion project is from Danjiangkou Reservoir on the Han River, a tributary of the Yangtze River, to Beijing. This route is built on the North China Plain and, once the Yellow River has been crossed, water can flow all the way to Beijing by gravity. The main engineering challenge is to build a tunnel under the Yellow River. Construction on the central route began in 2004. In 2008 the 307 km-long Northern stretch of the central route was completed at a cost of $2 billion. Water in that stretch of the canal does not yet come from the Han River, but from various reservoirs in Hebei Province south of Beijing. Farmers and industries in Hebei have had to cut back their water consumption to allow for water to be transferred to Beijing. The whole project was initially expected to be completed around 2010, however, this has recently been set back to 2014 to allow for more environmental protection elements to be built into the system. A major difficulty in completion of the central route has been the resettlement of approximately 250,000 persons around Danjiangkou Reservoir and along the route. Another consideration that has to be accommodated in the implementation of the central route is the effect of removing approximately one third of the water from Han River and the effect of that reduction on the environment and other users that currently depend on the Han River. One long-term plan to reduce the effect on the Han River basin is to build another canal to divert water from the Three Gorges Dam to Danjiangkou Reservoir.

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

To date, the Company has participated in the water diversion project by being a supplier of flow control equipment for various parts of the water flow infrastructure, with contract value over $3 million for the first four phases of the project.   And as part of providing that equipment, the Company has also provided design and related services..  We anticipate that revenues related to this project will continue to represent a significant portion of the Company revenues for 2011.In the freshly released twelfth five year plan announced by China government, the fixed asset investment in hydro and water diversion projects will be increased dramatically in the next 5 to 10 years. The expected investment is 4 trillion RMB in 10 years, with annual average investment of 400 billion RMB. This is 122% higher than the investment in 2009.

In addition to the water diversion project, the Company also supplies flow control equipment and related equipment to the power generation industry (thermal power plants, hydroelectric, wind and nuclear power plants). Customers in these market segments are well-established, larger state and private corporations. Combined, these markets represent approximately 64.56 % of the revenues of the Company for 2010.

In connection with its work on the water diversion project and some of the power plan projects, the Company has a preferred provider agreement with Nengfa Weiye Tieling Valve Joint Stock Co., Ltd. (“Tieling Valve”) under which Nengfa Energy is the preferred provider of the valves and other related flow control equipment that Tieling Valve requires in its own work on the water diversion project.  The agreement is in the manner of a right of first refusal whereby Tieling Valve is obliged to offer supply opportunities to Nengfa Energy within its scope of product offerings and expertise, but Tieling Valve is not prohibited from developing other supply arrangements.  Tieling Valve and Nengfa Energy have agreed to cooperate to develop and market their respective technologies, equipment, products and services for their respective and mutual benefit, and will work together to examine and expand their respective businesses.  Under the agreement, each party retains full right to their respective intellectual property.  The agreement terminates in 2013, but by its terms will automatically extend for additional one year terms unless notice of termination is given by one party to the other at least six months prior to the then termination date.

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

The utilization of Biomass energy is matured in China. Although the technology is widely used in China, it is still at a stage of individual household build gas digesters, rather with a large scale piped gas supply system. The county-city level gas supply project the Company concentrates on will generate a local area monopoly business operation. There is no direct competition in short term.

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

Research and Development

The research and development expenses are to develop new products or new production technologies, including significant improvements to existing products. The research and development expenses include the materials and labor costs. We incurred research and development expenses to study the possibility of using the Company’s existing manufacturing facilities and valve production expertise to produce equipment and fittings for wind power plants. The R&D expense for 2009 and 2010 were zero and $$68,671, respectively. Due to the integral relationship between the R&D on the design of products during the process of satisfying customer requirements and manufacturing our flow control equipment, the cost for R&D for 2010 was relatively low and this portion of R&D cost was not separated from the cost of production in fiscal year 2010. During the year of 2010, we have completed two innovation patents and applied one additional utilization model patent, the R&D for new products increase R&D cost of $68,671, which we recorded in General and Administrative fees.

Employees

As of December 31, 2010, there were 225 employees including 31 management personnel working in our subsidiaries located in China. We believe we have a good relationship with our employees.

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

Our operating history makes it difficult to predict how our businesses will develop and where the Company will find success.  This is especially true in respect of our expansion into areas other than flow valve technology and their design, sales and installation.  Accordingly, we face all of the risks and uncertainties encountered by companies in earlier stages of development and initial expansion, such as: (i) uncertain and continued market acceptance for our product extensions and our services; (ii) the evolving nature of the wind energy equipment industry in the PRC, where significant consolidation may occur, leading to the formation of companies which may be better able to compete with us than is currently the case; (iii) the fragmented nature of the boiler and furnace business which may limit our ability to penetrate the market and provide comprehensive solutions on a sufficiently wide basis to make the business profitable; (iv) changing competitive conditions, technological advances or customer preferences could adversely effect the sales of our products or services; (v) maintaining our competitive position in the PRC and competing with Chinese and international companies, many of which have longer operating histories and greater financial resources than us; (vi) continuing to offer commercially successful products to attract and retain a larger base of direct customers and ultimate users; (vii) maintaining effective control of our costs and expenses; and (viii) retaining our management and skilled technical staff and recruiting additional key employees.

If we are not able to meet the challenge of building our businesses and managing our growth, the likely result will be slowed growth, lower margins, additional operational costs and lower income.

We may be unable to generate sufficient cash flow from operations or obtain financing in the future to support our operations and expansion.

Having access to sufficient operating funds and capital funds for expansion will affect our ability to execute our business plan. We finance our business mainly through internally generated funds and, from time to time, selling equity securities to raise additional capital. There is no guarantee that we will always have internal funds available for our future development or that we will be able to raise capital from investor financing and loans granted by investors and financial institutions in the future. In addition, there may be delays in the process of selling our securities, which may require us to cut back on our operations or expansion activities. Our access to debt or equity financing depends on the investors’ and banks’ willingness to lend toand invest in us, our financial condition and on general conditions in the capital markets.  We may not be able to secure additional sources of financing on commercially acceptable terms, if at all.  Any shortfall in our cash flow and capital needs may result in our having to curtail our business plans or have an adverse effect on our financial condition.

We believe that we need to raise additional capital for the expansionary elements of our business plan, which financing may not be available or available on terms favorable to us.

During the next phase of our business development, as we continue our planned expansion into the wind energy equipment segment and other aspects of the energy savings industry, including steam energy, we believe that we will need to raise additional capital from outside sources during the next year or two.  We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.  One possible impediment to raising capital is the tightening credit policies of the Chinese banks and the continued effects of tightening in the global credit markets as a result of the recent economic financial crisis. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products or services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We cannot be sure that we will be able to secure all the financing we will require, or that it will be available on favorable terms. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

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

We have several strategic relationships which provide us with access to technology and provide us with a competitive advantage.  These include the relationships with GE Enterprise Development (Shanghai) Co. LTD., Global Environmental Facility /  World Bank  / National Development and Reform Commission, Osaka Gas, Japan, and Schneider Electric (China) Investment Co, Limited. There is no guarantee that any of these agreements and arrangements will provide the benefits that we hope will result or that the relationships will be renewed on substantially similar terms or at all. Moreover, there is no assurance that any steps we have already taken or might take in the future will ensure the successful renewal of any or all our rights or the granting of further new rights or that the terms of any renewals would not be significantly less favorable to us than the terms of our current agreements.  The loss of such arrangements or diminution of the rights may have an adverse impact on our business development, including product offerings, research and development and competitive position.

We derive a substantial part of our revenues from several major customers, therefore if we lose any of these customers or they reduce the amount of business they do with us in the future, our revenues may be affected

Our two largest customers, Zhongye Valve Group Co. Ltd and Nengfa Weiye Tieling Valve Joint Stock Co. Ltd, accounted for 45% and 62% of our revenues for the years ended December 31, 2010 and December 31, 2009, respectively. Our largest customer, Zhongye Valve Group Co. Ltd accounted for 25% of our revenue in the year ended December 31, 2010. Our second largest customer Nengfa Weiye Tieling Valve Joint Stock Company, Ltd, accounted for 20% of our revenue in year ended December 31, 2010 and accounted 62% of our revenues in the year ended December 31, 2009. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be materially adversely affected.  Although we have a strategic partnership with our current largest customer and a preferred provider agreement with our current second largest customer, there can be no assurance that theses customers will continue to have the current level of demand or will not seek to modify or terminate their respective agreements.

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

While we believe that we have hired or engaged personnel and outside consultants who have the experience and ability necessary to keep pace with advances in technology, and while we continue to seek out and develop "next generation" technology through our research and development efforts, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market. In addition, our industry is competitive in various aspects. Although we believe that we have developed strategic relationships to best penetrate the China market, we face competition from other manufacturers of product similar to our products and services. Some of these companies have significant advantages over us with respect to their products, marketing~~,~~ and services, and their financial resources and customer relationships.

If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business.

We depend on our productivity capacity to complete existing orders and provide delivery on time. If we are unable to finish the production when needed we would experience delays in realizing our sales objectives and our financial results could be adversely affected. The first phase of our new production facility, which will include expansion for a number of our business lines, including our wind energy equipment business, is under construction and expected to be fully completed by the end of second quarter of 2011. If there is a delay on completing the new facility, or ramping the new facility up for production, it will negatively impact our production capability, which in turn would negatively affects our financial results.

We may experience high accounts receivable balances from time to time, which may have an adverse effect on our operating profitability and cash flow and financing needs.

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

In 2010, we have two new large customers, and we offer them a better accounts receivable collection policy than other customers.  Although these customers are large entities with good creditbility, the return payments may delay, and result in reduced collections, which will adversely affect our operations and profitability.

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

Our ability to offer our products and services in an evolving market and in different markets requires effective planning and management process. We have expanded our operations rapidly since inception, and we intend to continue to expand them in the foreseeable future. This rapid growth places significant demand on our managerial and operational resources and our internal training capabilities. In addition, we plan to increase our total work force. This growth will continue to substantially burden our management team. To manage growth effectively, we must implement and improve our operational, financial and other systems, procedures and controls on a timely basis and expand, train and manage our workforce, particularly our sales and marketing and support organizations. We cannot be certain that our systems, procedures and controls will be adequate to support our current or future operations or that our management will be able to handle such expansion and still achieve the execution necessary to meet our growth expectations. Failure to manage our growth effectively could diminish our growth prospects and could result in lost opportunities as well as operating expenses exceeding the amount budgeted.

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

Our operating income may be reduced by natural disasters, in locations where we own and/or operate significant manufacturing facilities or are working on significant projects.  Some types of losses, such as from earthquake, severe winter storms and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in any particular property, as well as any anticipated future revenue from such property.

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

In addition, we have entered into a supplement to our Lease Agreement with Tieling Valve, the landlord for our current production facilities, pursuant to which Tieling Valve is responsible for disposing and discharging of the pollutants generated from our activities at our production facility and paying the discharge fee to the relevant authorities. There can be no assurance that Tieling Valve will continue to fulfill its responsibilities with respect to compliance with environmental protection regulations, or that we will not be exposed to liabilities as a result of such non-compliance, which liabilities could result in a material adverse effect on our business.

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

Our Chairman, Chief Executive Officer and President, Mr. Gang Li, beneficially owns approximately 38.15% of the outstanding shares of our common stock and is our largest single stockholder.  Together with, Ms Lihua Wang, who is our Chief Financial Officer, they own 47. 69% of the outstanding shares of our common stock.  Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into transactions. The interests of these stockholders may differ from the interests of the other stockholders.

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

We have a substantial amount of outstanding shares held by persons that are able to sell or will be able to sell in the near future under Rule 144.  The holders of these shares subject to Rule 144 include our significant shareholders and a number of investors. If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could be adversely affected. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity or equity based securities.

Trading volume of our common stock has fluctuated from time to time, which may make it difficult for investors to sell their shares at times and prices that investors feel are appropriate.

To date, the trading volume of our common stock has fluctuated. Lower trading volumes generally adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

The Nasdaq Global Market imposes listing standards on our common stock that we may not be able to fulfill, thereby leading to a possible delisting of our common stock.

As a listed Nasdaq Global Market company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our Board of Directors and committees thereof, minimum bid price of our common stock and minimum stockholders equity. The failure to meet these or other Nasdaq Global Market requirements may result in the de-listing of our common stock from the Nasdaq Global Market, which could adversely affect the liquidity and market price thereof.

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

We did not pay dividends on our common stock in the period 2007 through 2010, and we do not anticipate paying any dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

Changes in PRC Corporate Income Tax Law may affect our effective tax.

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

The Corporate Income Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous income tax laws and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. All of these foreign invested enterprises will be subject to the withholding tax on January 1, 2008. Since we intend to reinvest our earnings to further expand our businesses in mainland China, we do not intend to declare dividends in the foreseeable future. Accordingly, as of December 31, 2010, we have not recorded any withholding tax on the retained earnings of our foreign invested subsidiary in China.

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

Governmental control of currency conversion may affect the value of your investment

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all our revenues in RMB. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from the SAFE by complying with certain procedural requirements. However, approval from the SAFE or its local branch is required where RMB is to be converted into foreign currency and can be remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main manufacturing operations are located at 118 Guang Yu St., Yinzhou District, Tieling City, Liaoning Province, People’s Republic of China, which is leased from a third party for a payment of approximately $46,099 per year. The lease is renewed every year automatically at the expiration date. The leased property covers a total area of 113,355 square feet, of which approximately 91,000 square feet is used for factory, and 22,000 square feet is used for office. This space is adequate for our present and planned future operations. No other businesses operate from this office.

Nengfa Energy has established a manufacturing base for our energy-saving products in Yingzhou District Industrial Park, Tieling City, Liaoning Province. We are building a new equipment manufacturing facility that we believe will meet international and domestic standards for a high technology facility. This facility will cover an area of 33 acres. The construction will be fully completed in mid of 2011. Total estimated construction cost of a new manufacturing facility is approximately $16 million (including land use rights of approximately $3 million). After completion, we anticipate that this facility will significantly increase Nengfa’s total manufacturing capacity to 20,000 tons of flow control equipment and new energy equipment, which is approximately triple the current capacity.

ITEM 3. LEGAL PROCEEDINGS

Robert E. Dawley v. NF Energy Corp. of America, M.D. Fla. Case no. 6:10-cv-0115-Orl-22DAB. Robert Dawley (“Dawley”) commenced this action in the United States District Court for the Middle District of Florida against the Company, Mr. Gang Li and the Company’s litigation counsel on October 1, 2010. The allegations in this action are identical to those that Dawley raised in a prior proceeding in which the United States Court of Appeals for the Eleventh Circuit entered judgment against him and in favor of the Company.

The District Court, upon motion by the defendants, has dismissed six of Dawley’s ten claims with prejudice on the grounds that they are precluded by the Eleventh Circuit’s prior judgment. Dawley has attempted to appeal the District Court’s dismissal to the Eleventh Circuit. (Dawley v NF Energy Saving Corp. of America, U.S.C.A. 11th Cir. Appeal no. 11-10201-F.) However, that Court has questioned whether it has jurisdiction over the matter in light of the continued pendency of four of Dawley’s claims before the District Court.

Dawley has filed an Amended Complaint in the District Court in an effort to address the deficiencies noted by it with respect to his four remaining claims. Defendants have moved to dismiss the Amended Complaint on the grounds that it still fails to allege facts sufficient to state a claim. Whether or not the District Court agrees, the Company intends to contest Dawley’s claims on several grounds, including that he has failed to identify any basis for liability or damages.

As of December 31, 2010, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Lihua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGNA.OB”. The symbol after the Company’s name change to NF Energy Saving Corporation of America was “NFES.OB”. On August 26, 2009, the Company further changed its name to NF Energy Saving Corporation, and the symbol was changed to “NFEC.OB”. On October 4, 2010, the Company commenced trading on the Nasdaq Global Market, under the symbol “NFEC”. The following table sets forth the high and low bid prices for our Common Stock for the years ended December 31, 2010 and 2009 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock (Adjusted Stock Price)
	High	Low
Fiscal year ends at December 31, 2010
First quarter	$11.93	$8.00
Second quarter	$10.00	$6.25
Third quarter	$8.99	$5.63
Forth quarter	$6.25	$4.01

Fiscal year ends at December 31, 2009
First quarter	$2.10	$0.30
Second quarter	$6.82	$0.75
Third quarter	$17.0	$6.00
Forth quarter	$11.27	$8.50

 Record Holders

As of March 12, 2010, we had 1,351 common shareholders of record.

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

Transfer Agent

On September 5, 2009, we changed our transfer agent to Corporate Stock Transfer, Inc, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado, 80209.

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

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, industry pricing and technology trends, evolving industry standards, regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

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

(a)    Sale of products

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers during a period from one to six months. When the Company completes production in accordance with the customer’s specification, the customer is required to inspect the finished products at the Company’s plant to approve quality and conformity with specifications and to indicate final acceptance. Once the product is accepted by the customer, the Company undertakes delivery to the customer, usually within a month.

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

(c)    Project revenue

In February 2010, NFEC, through its subsidiary Nengfa Energy, entered into a cooperative arrangement with a biomass energy technology company in the PRC (“Fuxin”) for the development of energy-related systems and facilities and the provision of energy saving solutions to the farmers in Laoning Province in the PRC for a term of one year. Under this project arrangement, Nengfa Energy agreed to design, build and provide the energy-related equipment and components, as well as provide training to Fuxin to operate these energy-related facilities. Fuxin agreed to administer this arrangement and provide on-site training to the farmers to operate these facilities. In consideration for this cooperative arrangement, both parties agreed to equally share in the sales of energy-related systems during the term of the project, in accordance with the agreed energy-saving milestone requirement. At the end of the project term, Nengfa agreed to transfer its ownership and proprietary rights to the energy-related system and facility to Fuxin.

Under this cooperative arrangement, its project revenue is recognized when the Company makes the billings upon the satisfaction of the agreed milestone requirement.

(d) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, do not bear interest and are due within the contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and those over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivable. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law.

The payment terms for our accounts receivable from each source of revenue is set forth below:

	Revenue items	General payment terms:

1.	Sales of products	(a)	10% of the contract value will be paid by the customer upon signing the contract.
		(b)	50% of the contract value will be paid by the customer after the physical inspection (with a credit term from 30 to 90 days).
		(c)	30% to 35% of the contract value will be paid upon the delivery to the customer (with a credit term from 30 to 90 days).
		(d)	5% to 10% of the contract value will be paid within 12 to 24 months (from the delivery date) as warranty retention for the product.

2.	Services	(a)	10% to 15 % of the contract value will be paid by the customer upon signing the contract.
		(b)	The remaining contract value will be paid by the customer upon the completion of the service (with a credit term from 30 to 90 days).

3.	Projects	Payments based on the achievement of certain milestones to be made over the term of the project.

In general, accounts receivable with aging within 90 days, between 91 and 180 days, and between 181 and 360 days represent approximately 30-40%, 50-60%, and 5%-15%, respectively, of the total accounts receivable. The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those accounting for at least 1% of the total accounts receivable.

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

We have a high level of assurance on the recoverability of these accounts receivable, based on our ongoing assessment of the customer’s credit-worthiness and their payment history. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we specifically evaluate the structure and collectability of accounts receivable and for receivables that are past due or not being paid according to the payment terms, and we take appropriate action to exhaust all means of collection, including seeking legal resolution in a court of law. For customers with a large accounts receivable balance, we may take other steps, such as limiting sales and changing payment terms and requesting forms of security. We will consider an adjustment to the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments.

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

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which the asset becomes fully operational and after taking into account its estimated residual values:

	Expected useful life	Residual value

Plant and machinery	3 - 20 years	5%

Furniture, fixture and equipment	5 - 8 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Land use right

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, the Company’s land purchase in the PRC is considered to be leasehold land and is stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement on a straight-line basis, which is 50 years and will expire in 2059.

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

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes”(“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Translation of amounts from RMB into US$1 have been made at the following exchange rates for the respective year:
	2010	2009
Year-end RMB:US$1 exchange rate	6.6118	6.8372
Annual average RMB:US$1 exchange rate	6.7788	6.8409

RESULTS OF OPERATIONS
Year Ended December 31, 2010 compared to Year Ended December 31, 2009

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $25,372,206 and $20,323,997 for the years ended December 31, 2010 and 2009, respectively. Total revenues increased $5,048,209, a 25% increase, for the year ended December 31, 2010 compared to total revenues for the year ended December 31, 2009.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and provision of engineering services. Product revenues were $16,786,854 and $17,439,021, or 66.2% and 85.8% of total revenues for the years ended December 31, 2010 and 2009, respectively. Product revenues for the year ended December 31, 2010 decreased $652,167, a 3.7% decrease, compared to the product revenues for the year ended December 31, 2009. During 2010, due to the relocation of machines from leasing facility to new facility, the Company reduced the production on flow control equipments. Instead, we signed more contracts from re-processing service business, which is not affected by this transition.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Service revenues were $7,828,840 and $2,884,976 or 30.9% and 14.2% of total revenues for the years ended December 31, 2010 and 2009, respectively. Service revenues for the year ended December 31, 2010 increased $4,943,864, a 171.4% increase, compared to the service revenues for the year ended December 31, 2009. This increase is primarily due to the increase in service contracts. In particular, the Company signed out-sourcing service contracts for making steel structured welding mechanical parts in the amount of RMB 32.5million (approximately $4,8 million). These contracts are part of the Shenyang underground construction project. In addition, the Company completed energy-saving retrofitting and technical services for two energy-saving projects. In one project, the Company provided retrofitting services to an Indonesia Sugar Refinery on its dehydration and drying process. During this period, we recognized RMB 1million (approximately $149,000) in service revenue for this project. In the other project, the Company provided energy retrofitting technical services for a Shenyang hospital, and recognized RMB 8 million (approximately $1.2 million) in service revenue for such project.

Project Revenues

Project revenues are derived principally from energy-saving re-engineering projects and new energy projects that require significant modification, customization or installation, and are subject to the customer’s final approval. The Company applies the installment-method for short term projects and percentage-of-completion method for projects over one year to recognize project revenues. Project revenues were $756,512 and zero for the year ended December 31, 2010 and 2009, respectively. The Company has been continuously trying to develop energy-saving projects by actively developing energy conservation, energy saving projects and new energy utilization and restructuring the Company’s business mix. In February 2010, NFEC, through its subsidiary Nengfa Energy, entered into a cooperative arrangement with a Fuxin Biological Energy Development Company (“Fuxin”) for the development of energy-related systems and facilities and the provision of energy saving solutions to the farmers in LaoNing Province, in the PRC for a term of one year. For the year ended December 31, 2010, Nengfa Energy recognized $756,512 as project revenue from this cooperative arrangement under the installment method. With the Chinese government’s policy on supporting energy saving industry and rigid demand of industrial enterprises’ energy conservation and emission reduction, we expect further develop our project business, to further adjust the Company’s revenue structure, and we believe that the revenues from energy saving projects will grow in 2011.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $18,534,434 and $13,700,704, or 73.1% and 67.4%  of total revenues, for the years ended December 31, 2010 and 2009, respectively. The total cost of revenues increased by $4,833,730 or 35.3% for the year ended December 31, 2010 compared to the total cost of revenues for the year ended December 31, 2009. The increase in total cost of revenues was due to increased service revenues and project revenues during the year.

The overall gross profit for the Company was $6,837,772 and $6,623,293, or 27.0% and 32.6% of total revenues, for the years ended December 31, 2010 and 2009, respectively. The gross profit increased by $214,479 or 3.2% for the year ended December 31, 2010 compared to the year ended December 31, 2009. During the year of 2010, while the overall gross margin was flat, however due changes in the Company’s  revenue structure, the gross margin of each business segment has changed respectively. The product gross margin decreased from 33.3% to 24.8% from year ended December 31, 2009 to December 31, 2010. The service gross margin increased from 28.5% to 32.5% from year ended December 31, 2009 to December 31, 2010. The project gross margin is 18.3% by December 31, 2010, comparing to zero by year ended December 31, 2009.

Cost of Products

Total cost of product revenues was $12,629,265 and $11,638,113, or 75.23% and 66.74% of products revenues, for the years ended December 31, 2010 and 2009, respectively. The cost of product revenues increased by $991,152 or 8.5% for the year ended December 31, 2010 compared to the cost of revenues for the year ended December 31, 2009. The increase in product costs of 8.5% reflects the transition of our production machines from our leased facility to new manufacturing facility, as a result of which, some of our contracts had to be outsourced to third party, which increased the cost of those products. The gross profit for products was $4,157,589 and $5,800,908, or 24.8% and 33.3%, for the years ended December 31, 2010 and 2009, respectively. There was an decrease in gross profit of $1,643,319, a decrease of 8.5% in gross profit margin for products. The decrease in gross margin reflects to the increase in commodity price of raw materials during 2010.

Cost of Service

Total cost of service revenues was $5,287,351 and $2,062,591, or 67.5% and 71.5% of service revenues, for the years ended December 31, 2010 and 2009, respectively. The cost of service revenues increased by $3,224,760 (156.4%) for the year ended December 31, 2010 compared to the cost of revenues for the year ended December 31, 2009. The increase in cost of service revenues was due to increased service revenues during the year. The gross margin for services was $2,541,489 and $822,385, or 32.5% and 28.5%,  for the years ended December 31, 2010 and 2009, respectively. The increase in gross margin of $1,719,104 is due to the significant increase in product re-processing services contracts and increase in energy conservation technology services contracts.

Cost of Projects

The project cost was $617,818, or 81.7% of project revenues, for the year ended December 31, 2010. There was no project cost for the year ended December 31, 2009, as there was no project revenue during that year. The gross margin for projects was $138,694 or 18.3% for year ended December 31, 2010. This accounted for 2.0% of total gross profit. In 2011, we expect to further expand our energy conservation and emission reduction projects, including steam heat energy system reconstruction projects, industrial boiler and furnace retrofitting projects, and biomass utilization projects.

Operating Expenses

The total operating expenses were $1,234,597 and $1,138,312 , or 4.9% and 5.6% of total revenues, for the year ended  December 31, 2010 and 2009, respectively. The total operating expenses increased by $96,285 (8.46%) for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase of operating expenses is primarily due to the Company receiving its land use right for the new facility located in Yingzhou District Industrial Park, , and starting to pay the land use right tax, and amortizing the cost of a certain intangible asset. In addition, the amortization of deferred financing cost in connection with $960,000 convertible notes at the beginning of 2010 increased the operating expenses of the Company.

Sales and marketing expenses

On September 5, 2007, the Company established a new subsidiary, Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd., to conduct the sales and marketing of valves products in the PRC. The total sales and marketing expenses were $81,885 and $122,446, or 0.3% and 0.6% of total operating revenues, for the years ended December 31, 2010 and 2009, respectively. The decrease in sales and marketing expenses was $40,561, or 33.1%.

General and administrative expenses

General and administrative expenses increased by $372,934 to $1,152,712 , 4.5% of total revenues, for the year ended December 31, 2010, as compared to $779,778, 3.8% of total revenues, for the year ended December 31, 2009. This 47.8% increase in general and administrative expenses was caused by the following reasons. First of all, the Company received the land use right for the new energy manufacturing facility in 2009. We started paying the land use right tax  of $66,175 during 2010, and we incurred $60, 881 in amortization costs  for a certain intangible asset. Secondly, the amortization of deferred financing cost in connection with $960,000 convertible notes at the beginning of 2010 totaling $50,959. In addition, the Company has two invention patents and applied one additional utility model patents, which increased R&D expense by $68,671  and which was recorded in general and administrative expense. Moreover, during 2010, the Company incurred a $96,000 fee in connection with its listing on Nasdaq. Furthermore, the Company recorded independent directors’ compensation in annual basis by year ended December 31, 2010, and this compensation was recorded in four months basis by year ended December 31, 2009.

Income from Operations

As a result of the foregoing, our income from operations increased by $118,194 to $5,603,175, 22.1% of total revenues, for the year ended December 31, 2010, as compared to $5,484,981, 27.0% of total revenues, for the year ended December 31, 2009.

Other income (expenses)

For the year ended December 31, 2010, interest income was $1,007 as compared to $10,807 for the year ended December 31, 2009. In 2010, there is no subsidy income or other income. Other income generated from the sale of scrap material was $10,168 for the year ended December 31, 2009. The Company received a subsidy income of $81,374 in 2009 from a government incentive policy on employee insurance. In 2010, interest expense was $522,653, an increase of $471,844 compare to year ended December 2009. The Company issued $960,000 of convertible notes at beginning of 2010, which incurred a non-cash financing cost of $430,908 including discount on convertible debt and interest of the debt. In addition, the Company paid $87,175 of financing lease interest of two numerical controlled machines, which the leasing term started in 2009.

Income Tax Expenses

For the year ended December 31, 2010, income tax expenses were $778,765, of which $777,931 was accrued by Nengfa Energy, and $834 was accrued by the Sales Company. For the year ended December 31, 2009, income tax expenses were $760, 642, of which $760,257 was accrued by Nengfa Energy, and $385 was accrued by the Sales Company. During 2009, Nengfa Energy was entitled to a reduced corporate income tax rate of 12.5%. During 2007, the Tieling city local government tax bureau in the PRC approved Nengfa Energy as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 12.5% for the following three years.

As of December 31, 2010, the Company’s operations in the United States of America incurred $2,167,504 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $736,951 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net Income

As a result of the foregoing, we had net income of $4,302,764, a 17.0% profit margin on revenue for the year ended December 31, 2010, as compared to net income of $4,775,879, a 23.5% profit margin on revenues, for the year ended December 31, 2009. The net income for the year ended December 31, 2010 decreased by $473,115,  a decrease of 10.0%, compared to the year ended December 31, 2009. The main reasons are the increase in operating expenses and increase in interest expense caused by the one-time non cash accounting charge on the convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the year ended December 31, 2010, net cash provided by operating activities was $3,359,998. This was primarily attributable to our net income of $4,302,764, adjusted by non-cash items of depreciation and amortization of $394,033 and reversal of allowance for doubtful account of $6,389, non-cash interest expense due to convertible notes of $396,072. Changes in operating assets and liabilities in 2010 were due primarily to the increase in accounts and retention receivable by $2,040,981, and increase in inventories by $158,836, the increase in prepayments and other receivables by $495,757, this  partially offset by the increase in accounts payable by $1,343,841, decrease in other payables and accrued liabilities by $290,879, and $85,065 decrease in income tax payable in this period.

The large increase in accounts and retention receivable of $2,040,981, an increase of 16% over the accounts and retention receivables balance at December 31, 2009 are mainly due to the large increase in re-processing contracts of making steel structured welding mechanical parts. These contracts are part of the Shenyang underground construction project, with amount of RMB 32.5million (approximately $4,8 million). The reason for the increase in inventories of $158,836 is mainly due to the large contracts we signed this year, we purchased raw materials in advance and stored them as inventories. Raw materials decreased compare to year ended December 31, 2009, as the work-in-process products had an increase of $237,709 compare to year ended December 31, 2009. The reason for the increase in the prepayments and other receivables of $495,757, a 82.15% increase over the prepayments and other receivables balance of $603,456 at December 31, 2009, is that as we believed that the cost of the raw materials would increase in 2010, we entered into many supply contracts and have made more prepayments to vendors in 2010. Therefore the prepayment and other receivables increased for 2010. The increase in accounts payable of $1,343,841, this is mainly due to significant purchase of inventories in December 2010. The decrease in other payables and accruals of $290,879 is due to an increase of $111,558 in equipment payable and customer deposit decrease of $133,934. The decrease of $85,065 from income tax is due to the Company’s annual taxable income in 2010 is higher than the taxable income for year ended December 31, 2009.

Investing activities

For the year ended December 31, 2010 and 2009, net cash used in investing activities was $4,877,358 and $3,759,272, respectively. The $4,877,358 cash used in 2010 is primarily for the development of a new manufacturing center and this included $4,836,398 which was used in construction, and $42,221 which was used for purchasing plant and equipment.  This amount was partially offset by $1,261 in proceeds received from the disposal of plant and equipment.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of the new manufacturing facility is approximately $16 million (including land use rights of approximately $3 million). As of December 31, 2010, the Company amortized $60,881 of land use right expense, which will continue to be equally amortized in the following years. The construction project is partially completed and put into operational use in the fourth quarter of 2010. The remainder of the construction project is expected to be fully completed by the mid 2011.

Financing activities

For the year ended December 31, 2010, the net financing cash inflow is $2,086,138. This includes net proceeds of $900,000 from the Company issuing  $960,000 of convertible notes at beginning of 2010,. During the year ended December 31, 2010, the Company obtained a short-term bank borrowing of $1,475,198 (equivalent to RMB10,000,000) from a financial institution in the PRC, due December 21, 2011, which was secured by properties owned by our vendor and carried interest at a rate of 1.3 times the Bank of China Benchmark Lending Rate, payable monthly. The borrowing is also personally guaranteed by Mr. Gang Li (the Company’s CEO) and a party relate to him. The effective interest rate is 7.553% per annum for the year ended December 31, 2010.  As of December 31, 2010, the amount due of $318,209 to a related party represented temporary advances made by the Company’s major stockholder, Pelaria International Ltd, which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO),which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant. By December 31, 2010, the Company paid a finance lease expense of $607,269.

On February 24, 2010 and March 4, 2010, the Company sold, through a private placement to two accredited investors, convertible promissory notes (the “Notes”) in the aggregate principal amount of $960,000 and warrants (the "Warrants") to purchase 64,000 shares (post reverse split) of its common stock, par value $0.001 per share ("Common Stock"). The Company is using the net proceeds of approximately $900,000 from the private placement for working capital and general corporate purposes.

The Notes while outstanding had an effective interest at the rate of 6% per annum and, absent an “event of default” are payable in shares of the Company’s Common Stock. Provided no "event of default" has not occurred and is not then continuing, the Notes initially were to convert upon the earlier to occur of (i) the commencement of trading of the Company's Common Stock on a major US stock exchange, or (ii) one year after issuance. Upon conversion, the holders of the Notes shall receive such number of shares of Common Stock equal to the quotient obtained by dividing (a) the then-outstanding principal amount and accrued but unpaid interest on the Notes by (b) the then-current conversion price, which currently is be $7.5 per share (post 2.5 to 1 reverse stock split). The conversion price is subject to adjustment for stock dividends, splits, combinations and similar events. The Notes while outstanding are secured by a security interest in and lien upon all of the Company’s assets.

As of October 4, 2010, the Company entered into a Note Modification Agreement and agreed to amend the terms of the Notes, as follows:

(1) The Notes shall, on the maturity date, convert , into that number of shares of Common Stock equal to the quotient obtained by dividing (a) the then outstanding obligations by (b) the conversion price then in effect;
(2) Interest due under the Notes shall not accrue past October 4, 2010;
(3) The security interest in and lien upon all of the Company’s assets is terminated and shall be of no further force or effect.

On February 24, 2011, the Notes were further amended to extend the maturity date until February 24, 2012. In connection with this extension of the maturity date, the Warrants were cancelled.

For the year ended December 31, 2010, the Company accrued $34,836 interest payable for the Notes.

On February 17, 2011, the Company obtained a short-term bank borrowing of $1,521,630 (equivalent to RMB10,000,000) from a financial institution in the PRC, due February 17, 2011, which was secured by a guarantee company in Shenyang at an annual interest rate of 1.3 times the Bank of China Benchmark Lending Rate, monthly payable.

On March 4, 2011, the Company borrowed a short-term loan of $1.5 million from a Singapore company, for a period of three months, with an annual interest rate of 2.5%.

Inflation

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our results of operations . At present we are able to increase our prices due to the rising prices of raw materials.

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

We have audited the accompanying consolidated balance sheets of NF Energy Saving Corporation and its subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
(Formerly ZYCPA Company Limited)
Certified Public Accountants

Hong Kong, China
March 25, 2011

NF ENERGY SAVING CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$823,717	$227,329
Accounts receivable, net	14,658,067	12,510,875
Retention receivable, current	813,579	874,759
Inventories	823,398	638,775
Deferred tax assets	-	1,408
Prepayments and other receivables	1,193,397	603,456

Total current assets	18,312,158	14,856,602

Retention receivable, non-current	469,377	-
Plant and equipment, net	4,166,584	2,169,740
Land use right, net	3,058,507	-
Construction in progress	8,027,219	9,045,332

TOTAL ASSETS	$34,033,845	$26,071,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,503,697	$2,055,839
Short-term bank borrowing	1,512,447	-
Current portion of obligation under finance lease	492,264	437,917
Income tax payable	121,136	201,480
Amount due to a related party	318,946	-
Other payables and accrued liabilities	902,889	2,081,344

Total current liabilities	6,851,379	4,776,580

Long-term liabilities:
Convertible promissory notes, net	889,730	-
Obligation under finance lease	36,827	675,809

TOTAL LIABILITIES	7,777,936	5,452,389

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,326,501 and 5,326,501 shares issued and outstanding, respectively	5,326	5,326
Additional paid-in capital	8,443,563	7,977,221
Statutory reserve	1,965,556	1,449,345
Accumulated other comprehensive income	2,215,900	1,348,382
Retained earnings	13,625,564	9,839,011

Total stockholders’ equity	26,255,909	20,619,285

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,033,845	$26,071,674

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2010	2009
REVENUES, NET
Products	$16,786,854	$17,439,021
Services	7,828,840	2,884,976
Project	756,512	-
Total revenues, net	25,372,206	20,323,997

COST OF REVENUES:
Cost of products	12,629,265	11,638,113
Cost of services	5,287,351	2,062,591
Cost of project	617,818	-
Total cost of revenues	18,534,434	13,700,704

GROSS PROFIT	6,837,772	6,623,293

OPERATING EXPENSES:
Sales and marketing	81,885	122,446
General and administrative	1,152,712	779,778
Stock based compensation	-	236,088
Total operating expenses	1,234,597	1,138,312

INCOME FROM OPERATIONS	5,603,175	5,484,981

Other (expense) income:
Interest income	1,007	10,807
Interest expense	(522,653)	(50,809)
Other income	-	10,168
Subsidy income	-	81,374

INCOME BEFORE INCOME TAXES	5,081,529	5,536,521

Income tax expense	(778,765)	(760,642)

NET INCOME	$4,302,764	$4,775,879

Other comprehensive income:
– Foreign currency translation gain	867,518	59,809

COMPREHENSIVE INCOME	$5,170,282	$4,835,688

Net income per share:
– Basic	$0.81	$0.90
– Diluted	$0.79	$0.90

Weighted average common shares outstanding:
– Basic	5,326,501	5,316,860
– Diluted	5,458,109	5,326,723

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,302,764	$4,775,879
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	394,033	356,263
(Reversal of) allowance for doubtful accounts	(6,389)	12,656
(Gain) loss on disposal of plant and equipment	(225)	6,885
Deferred tax expense	1,420	-
Interest expenses, non-cash	396,072	236,088
Change in operating assets and liabilities:
Accounts and retention receivable	(2,040,981)	(4,466,259)
Inventories	(158,836)	881,297
Prepayments and other receivables	(495,757)	47,420
Accounts payable, trade	1,343,841	6,812
Income tax payable	(85,065)	201,315
Other payables and accrued liabilities	(290,879)	871,542

Net cash provided by operating activities	3,359,998	2,929,898

Cash flows from investing activities:
Purchase of plant and equipment	(42,221)	(179,131)
Payments on construction in progress	(4,836,398)	(3,625,495)
Proceeds from disposal of plant and equipment	1,261	45,354

Net cash used in investing activities	(4,877,358)	(3,759,272)

Cash flows from financing activities:
Advance from a related party	318,209	-
Proceeds from short-term bank borrowing	1,475,198	-
Payments on finance lease	(607,269)	(1,218,445)
Proceeds from convertible promissory notes	900,000	-

Net cash provided by (used in) financing activities	2,086,138	(1,218,445)

Effect on exchange rate change on cash and cash equivalents	27,610	22,377

NET CHANGE IN CASH AND CASH EQUIVALENTS	596,388	(2,025,442)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	227,329	2,252,771

CASH AND CASH EQUIVALENTS, END OF YEAR	$823,717	$227,329

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$862,254	$561,036
Cash paid for interest	$91,745	$50,836

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of note payable to offset with accounts receivable	$544,481	$-
Transfer from construction in progress to plant and equipment	$2,167,487	$-
Transfer from construction in progress to land use right	$3,044,062	$-
Construction in progress under payable to PRC government	$-	$1,018,134
Construction in progress under finance lease obligation	$-	$2,059,457

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2009, as restated	5,316,861	$5,316	$7,741,143	$917,165	$1,288,573	$5,595,312	$15,547,509

Foreign currency translation adjustment	-	-	-	-	59,809	-	59,809
Warrants granted for services	-	-	236,088	-	-	-	236,088
Cashless exercise of warrants	9,640	10	(10)	-	-	-	-
Net income for the year	-	-	-	-	-	4,775,879	4,775,879
Appropriation to statutory reserve	-	-	-	532,180	-	(532,180)	-

Balance as of December 31, 2009	5,326,501	5,326	7,977,221	1,449,345	1,348,382	9,839,011	20,619,285

Foreign currency translation adjustment	-	-	-	-	867,518	-	867,518
Relative fair value allocation of convertible promissory notes	-	-	466,342	-	-	-	466,342
Net income for the year	-	-	-	-	-	4,302,764	4,302,764
Appropriation to statutory reserve	-	-	-	516,211	-	(516,211)	-

Balance as of December 31, 2010	5,326,501	$5,326	$8,443,563	$1,965,556	$2,215,900	$13,625,564	$26,255,909

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation (the “Company” or “NFEC”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to “Global Broadcast Group, Inc.” On November 12, 2004, the Company changed its name to “Diagnostic Corporation of America.” On March 15, 2007, the Company changed its name to “NF Energy Saving Corporation of America.” On August 24, 2009, the Company further changed its current name to “NF Energy Saving Corporation.” On October 4, 2010, the Company’s common stock was traded on the Nasdaq Global Market.

The Company, through its subsidiaries, mainly operates in the energy technology business in the People’s of Republic of China (the “PRC”). The Company specializes in the provision of energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services to China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries. The Company also engages in the manufacturing and sales of the energy-saving flow control equipment. All the customers are located in PRC.

On September 16, 2010, the Company effected a 2.5 for 1 reverse stock split of its common stock. As a result of the reverse stock split, the number of issued and outstanding shares of the Company's common stock was decreased from 13,315,486 pre-split shares to 5,326,501 post-split shares.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital		Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$	3,580,880	100%

Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. (“Sales Company”)	The PRC, a limited liability company	Sales and marketing of valves components and products in the PRC	RMB	5,000,000	99%

NFEC and its subsidiaries are hereinafter referred to as (the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to December 31, 2010, in which the Company holds 99%-majority equity interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the years presented.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and those over a specified amount are reviewed individually for collectibility. At the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5% to 10% of the contract value, until a product warranty is expired.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2010 and 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Plant and machinery	3 – 20 years	5%
Furniture, fixture and equipment	5 – 8 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•	Land use right

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, the Company’s land purchase in the PRC is considered to be leasehold land and is stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement on a straight-line basis, which is 50 years and will expire in 2059. For the year ended December 31, 2010, it is reclassified from construction in progress to land use right, since the infrastructure project is fully completed for operational use.

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

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charges for the years presented.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Revenue recognition

The Company offers the following products and service to its customers:

(a)	Energy saving flow control equipment;
(b)	Energy project management and sub-contracting service, and
(c)	Energy-saving construction projects

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)	Sale of products

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, these products are manufactured and configured to customer requirements. The Company typically produces and builds the energy saving flow control equipment for customers in a period from one to six months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and product conditions, to its full satisfaction, at the Company’s plant. Once the product is accepted by the customer, the Company usually makes delivery to the customer within a month.

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2010 and 2009.

(b)	Service revenue

Service revenue is primarily derived from energy-saving technical services or project management or sub-contracting services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis, for a period of service time from two to three months. Revenue is recognized, net of business taxes when the service is rendered and accepted by the customer.

(c)	Project revenue

In February 2010, NFEC, through its subsidiary Nengfa Energy, entered into a cooperative arrangement with a biomass energy technology company in the PRC (“Fuxin”) for the development of energy-related systems and facilities and the provision of energy saving solutions to the farmers in Laoning Province, in the PRC for a term of one year. Under this project arrangement, Nengfa Energy agreed to design, build and provide the energy-related equipment and components, as well as provide training to Fuxin to operate these energy-related facilities. Fuxin agreed to administer this arrangement and provide on-site training to the farmers to operate these facilities. In consideration for this cooperative arrangement, both parties agreed to equally share in the sales of energy-related systems during the term of the project, in accordance with the agreed energy-saving milestone requirement. At the end of the project term, Nengfa agreed to transfer its ownership and proprietary rights to the energy-related system and facility to Fuxin.

Under this cooperative arrangement, project revenue is recognized when the Company makes the billings upon the satisfaction of the agreed milestone requirement during the year ended December 31, 2010.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•	Cost of revenue

Cost of revenue consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services or projects. Shipping and handling costs, associated with the distribution of finished products to customers, are borne by the customers.

•	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $68,670 and $14,224 of such costs for the years ended December 31, 2010 and 2009.

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

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority. For the year ended December 31, 2010, the Company filed and cleared 2009 tax return with the tax authority in the PRC.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the years ended December 31, 2010 and 2009.

•	Stock based compensation

The Company adopts ASC Topic 718, "Stock Compensation", ("ASC 718") using the fair value method. Under ASC 718, stock based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

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

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from RMB into US$1 have been made at the following exchange rates for the respective year:

	2010	2009
Year-end RMB:US$1 exchange rate	6.6118	6.8372
Annual average RMB:US$1 exchange rate	6.7788	6.8409

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operations as the related employee service is provided.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2010 and 2009, the Company operates in two reportable operating segments in the PRC.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease, short-term bank borrowing and convertible promissory notes): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease and short-term bank borrowing approximate the carrying amount. The fair value of convertible promissory notes is disclosed in Note 10.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●
Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●
Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

3.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company recovered $6,389 from the allowance for the year ended December 31, 2010 and recognized $12,656 allowance for the year ended December 31, 2009.

	As of December 31,
	2010	2009

Accounts receivable, cost	$14,664,612	$12,523,538
Less: allowance for doubtful accounts	(6,545)	(12,663)

Accounts receivable, net	$14,658,067	$12,510,875

Up to March 23, 2011, the Company has subsequently recovered from approximately 29% of the accounts receivable as of December 31, 2010.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2010	2009

Raw materials	$373,847	$512,903
Work-in-process	359,832	122,123
Finished goods	89,719	3,749

	$823,398	$638,775

For the years ended December 31, 2010 and 2009, no allowance for obsolete inventories was recorded by the Company.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	As of December 31,
	2010	2009

Prepayment to vendors for raw materials	$1,080,227	$545,102
Prepayment to equipment vendors	-	7,115
Prepaid operating expenses	107,543	34,801
Other receivables	5,627	16,438

	$1,193,397	$603,456

The Company generally makes prepayments to vendors for raw materials in the normal course of business. Prepayments to vendors are recorded when payment is made by the Company and relieved against inventory when goods are received, which include provisions that set the purchase price and delivery date of raw materials.

6.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2010	2009

Plant and machinery	$5,289,265	$3,083,588
Furniture, fixture and equipment	61,361	58,981
Foreign translation difference	344,762	175,879
	5,695,388	3,318,448
Less: accumulated depreciation	(1,443,910)	(1,111,372)
Less: foreign translation difference	(84,894)	(37,336)

Plant and equipment, net	$4,166,584	$2,169,740

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Depreciation expense for the years ended December 31, 2010 and 2009 were $333,152 and $356,263, of which $293,156 and $315,846, were included in cost of revenue, respectively.

As of December 31, 2010, the Company’s carrying value of plant and equipment held under finance leases amounting to $2,040,379.

7.	LAND USE RIGHT

Land use right consisted of the following:

	As of December 31,
	2010	2009

Land use right, at cost	$3,044,062	$-
Less: accumulated amortization	(60,881)	-
Add: foreign translation difference	75,326	-

Land use right, net	$3,058,507	$-

Amortization expense for the years ended December 31, 2010 and 2009 were $60,881 and $0, respectively.

The estimated annual amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending December 31:
2011	$62,419
2012	62,419
2013	62,419
2014	62,419
2015	62,419
Thereafter	2,746,412

Total:	$3,058,507

8.	CONSTRUCTION IN PROGRESS

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $16 million (including land use rights of approximately $3 million). The construction project is partially completed and began operations in the fourth quarter of 2010. The remainder of the construction project is expected to be fully completed by mid 2011.

9.	SHORT-TERM BANK BORROWING

During the year ended December 31, 2010, the Company obtained a short-term bank loan of $1,512,447 (equivalent to RMB10,000,000) from a financial institution in the PRC, due December 21, 2011, which was secured by properties owned by its vendor and carried interest at a rate of 1.3 times the Bank of China Benchmark Lending Rate, monthly payable. The borrowing is also personally guaranteed by Mr. Gang Li (the Company’s CEO) and a related party to him.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The effective interest rate is 7.553% per annum for the year ended December 31, 2010.

10.	CONVERTIBLE PROMISSORY NOTES

On February 24, 2010 and March 4, 2010, the Company sold, through a private placement to two accredited investors, convertible promissory notes (the “Notes”) in the aggregate principal amount of $960,000 and warrants (the "Warrants") to purchase 64,000 shares (post reverse split) of its common stock, par value $0.001 per share ("Common Stock"). The Company is using the net proceeds of approximately $900,000 from the private placement for working capital and general corporate purposes.

The Notes while outstanding had an effective interest at the rate of 6% per annum and, absent an “event of default,” are payable in shares of the Company’s Common Stock. Provided no "event of default" has occurred and is not then continuing, the Notes initially were to convert upon the earlier to occur of (i) the commencement of trading of the Company's Common Stock on a major US stock exchange, or (ii) one year after issuance. Upon conversion, the holders of the Notes shall receive such number of shares of Common Stock equal to the quotient obtained by dividing (a) the then-outstanding principal amount and accrued but unpaid interest on the Notes by (b) the then-current conversion price, which currently is be $7.5 per share (post 2.5 to 1 reverse stock split). The conversion price is subject to adjustment for stock dividends, splits, combinations and similar events. The Notes while outstanding were secured by a security interest in and lien upon all of the Company’s assets.

On October 4, 2010, the Company entered into a Note Modification Agreement and agreed to amend the terms of the Notes, as follows:

(1)
The Notes shall, on the maturity date, automatically convert into that number of shares of Common Stock equal to the quotient obtained by dividing (a) the then outstanding obligations by (b) the conversion price then in effect;

(2)	Interest due under the Notes shall not accrue past October 4, 2010;

(3)	The security interest in and lien upon all of the Company’s assets is terminated and shall be of no further force or effect.

For the year ended December 31, 2010, the Company accrued $34,836 interest payable for the Notes.

The Warrants, which were exercisable for shares of Common Stock at an exercise price of $10 per share (post 2.5-to-1 reverse stock split) and were to terminate five years thereafter. The exercise price is subject to adjustment for stock dividends, splits, combinations and similar events. The warrants also contained an exercise price ratchet adjustment in the event the Company issues warrants having an exercise price at less than the exercise price then in effect for the Warrants. The Company has agreed to provide the investors with “piggy-back” registration rights with respect to the shares of Common Stock issuable upon exercise of the Warrants. On February 24, 2011, the Notes were further amended and the Warrants were cancelled (see Note 22).

The Company engaged an independent appraiser to perform an valuation of the Notes and the Company determined that for the notes should be recorded in accordance with ASC Topic 470-20, “Debt with conversion and other options”. The Company allocated the proceeds received between the notes and the warrants on a relative fair value basis. The relative fair values of the notes and the warrants determine the debt discount attributable to the warrants and is recorded as additional paid-in capital. The resulting discount on the Notes is being amortized over the life of the Notes using the effective interest method.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

December 31, 2010

Notional amount of the convertible promissory notes	$960,000
Less : debt discount, unamortized	(70,270)

Convertible promissory notes, net	$889,730

For the year ended December 31, 2010, the Company recognized $396,072 as amortization of debt discount and recorded as interest expense in the statement of operations.  Subsequently, the Notes were extended the maturity term to one year, due February 24, 2012.

The fair value of the warrants was estimated using the Black-Scholes option pricing model at the date of grant with the following assumptions:

Expected life (in years)	5
Volatility	63.38%-65.46%
Risk free interest rate	0.32%
Dividend yield	0%
Weighted average fair value	4.41 – 4.73

11.	OBLIGATION UNDER FINANCE LEASE

The Company purchased certain equipment under finance lease agreements with an effective interest rate of 8.6% per annum, due through May 25, 2012, with principal and interest payable monthly.

The obligation under the finance lease is as follows:

	As of December 31,
	2010	2009

Finance lease	$529,091	$1,113,726
Less: current portion	(492,264)	(437,917)

Non-current portion	$36,827	$675,809

The maturities of the finance lease obligation for the next two years are as follows:

Years ending December 31:
2011	$527,542
2012	41,128
Total finance lease obligation	568,670
Less: interest	(39,579)

Present value of minimum obligation	$529,091

The obligation under the finance lease was guaranteed by the Company’s executive officers and directors, Mr. Gang Li and Ms. Li Hua Wang.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.	AMOUNT DUE TO A RELATED PARTY

As of December 31, 2010, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaria International Ltd, which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

13.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2010	2009

Rent payable	$41,592	$40,221
Payable to equipment vendors	111,558	-
Payable to the PRC government for land use right	-	1,018,682
Customer deposits	18,916	152,850
Value-added tax payable	248,385	263,834
Provision for contingent liability	200,000	200,000
Accrued operating expenses	256,706	372,324
Other payable	25,732	33,433

	$902,889	$2,081,344

During the year ended December 31, 2010, the Company settled a full payment with the local provincial government for land use right of its new manufacturing facility in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC.

14.	STOCKHOLDERS’ EQUITY

(a)       Common stock

On August 26, 2009, the Company effected a 1 for 3 reverse split of its common stock.

In December 2009, certain warrant holders exercised 17,778 shares of warrants on a cashless exercise basis to purchase 9,640 shares of the Company’s common stock.

On September 16, 2010, the Company effected a 1 for 2.5 reverse split of its common stock. All common stock and per share data for all periods presented in these consolidated financial statements have been restated to give effect to the reverse stock split.

As of December 31, 2010, the Company had a total of 5,326,501 shares of its common stock issued and outstanding.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)       Warrants

Transactions involving warrants (post reverse split) during the years ended December 31, 2010 and 2009 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2009	-	$-	$-	$-

Warrants granted in June 2009	60,000	4.50	4.50	5.85
Warrants cancelled in October 2009	(33,333)	(4.50)	(4.50)	(5.85)
Warrants granted in October 2009	14,445	4.50	4.50	10.50
Warrants exercised in December 2009	(17,778)	(4.50)	(4.50)	(7.13)

Balance as of December 31, 2009	23,334	$4.50	$4.50	$7.93

Warrants granted in February 2010	54,000	10.00	10.00	4.41
Warrants granted in March 2010	10,000	10.00	10.00	4.73

Balance as of December 31, 2010	87,334	4.50 – 10.00	8.50	5.39

As of December 31, 2010, the Company has 87,334 shares (post reverse split) issuable under outstanding warrants at the weighted average exercise price ranging from $4.5 to $10 per share. The warrants were granted in connection with convertible promissory notes as described in Note 10. The Company measured the fair value of warrants on the grant date, using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

15.	INCOME TAXES

For the years ended December 31, 2010 and 2009, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended December 31,
	2010	2009
Tax jurisdiction from:
- Local	$(865,081)	$(517,335)
- Foreign	5,946,610	6,053,856

Income (loss) before income taxes	$5,081,529	$5,536,521

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2010	2009
Current:
- Local	$-	$-
- Foreign	777,357	762,050

Deferred:
- Local	-	-
- Foreign	1,408	(1,408)

Income tax expense	$778,765	$760,642

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of December 31, 2010, the operations in the United States of America incurred $2,167,504 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $736,951 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. Nengfa Energy is considered as a foreign investment enterprise and entitled to enjoy the unexpired tax holiday of 50%-reduction on the unified income tax through 2011 under a transitional policy. Sales Company is a domestic company with a unified income tax rate of 25%.

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	Years ended December 31,
	2010	2009

Income before income taxes from PRC operation	$5,946,610	$6,053,856
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	1,486,652	1,513,464
Tax effect of non-taxable items	(6,340)	(1,408)
Tax effect from tax holiday	(742,036)	(751,414)
Tax adjustments	40,489	-

Income tax expense	$778,765	$760,642

The 2009 tax return was filed and finalized by the PRC tax authority with an additional tax payment of $40,489 in May 2010.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Deferred tax assets:
- Net operating loss carryforwards	$736,951	$442,824
- Allowance for doubtful accounts	-	1,408
	736,951	444,232
Less: valuation allowance	(736,951)	(442,824)

Deferred tax assets	$-	$1,408

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $736,951 and $442,824 as of December 31, 2010 and 2009, respectively. During 2010, the valuation allowance increased by $294,127, primarily relating to net operating loss carryforwards from the local tax regime.

16.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. On September 16, 2010, the Company effected a 1 for 2.5 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2010 and 2009:
	Years ended December 31,
	2010	2009

Net income attributable to common shareholders	$4,302,764	$4,775,879

Weighted average common shares outstanding – Basic	5,326,501	5,316,860
Plus: incremental shares from assumed conversions
- Convertible shares from convertible promissory notes	108,274	-
- Warrants to purchase common stock	23,334	9,863

Weighted average common shares outstanding – Diluted	5,458,109	5,326,723

Net income per share – Basic	$0.81	$0.90
Net income per share – Diluted	$0.79	$0.90

For the year ended December 31, 2010, warrants exercisable to 64,000 shares of common stock were excluded from the diluted income per share as the exercise price of the warrants was higher than the average market price of the common stock during the period, thereby making the warrants anti-dilutive under the treasury method.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

17.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC, Nengfa Energy and Sales Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Nengfa Energy and Sales Company are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $180,904 and $201,695 for the years ended December 31, 2010 and 2009, respectively.

18.	STATUTORY RESERVES

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

For the years ended December 31, 2010 and 2009, the Company’s subsidiaries made appropriation of $516,211 and $532,180 to statutory reserve, respectively.

19.	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Energy-saving related business – provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2010 and 2009:

	Year ended December 31, 2010
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$16,380,801	$406,053	$16,786,854
- Services	6,569,301	1,259,539	7,828,840
- Project	-	756,512	756,512
Total operating revenues	22,950,102	2,422,104	25,372,206
Cost of revenues	(17,457,925)	(1,076,509)	(18,534,434)

Gross profit	5,492,177	1,345,595	6,837,772
Depreciation	299,802	33,350	333,152
Total assets	30,634,405	3,399,440	34,033,845
Expenditure for long-lived assets	$3,959,966	$-	$3,959,966

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2009
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$17,303,439	$135,582	$17,439,021
- Services	2,884,976	-	2,884,976
- Project	-	-	-
Total operating revenues	20,188,415	135,582	20,323,997
Cost of revenues	(13,594,969)	(105,735)	(13,700,704)

Gross profit	6,593,446	$29,847	$6,623,293
Depreciation	353,696	2,567	356,263
Total assets	25,885,765	185,909	26,071,674
Expenditure for long-lived assets	$3,804,626	$-	$3,804,626

20.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the years ended December 31, 2010 and 2009, customers who account for 10% or more of the Company’s revenues and its outstanding accounts receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2010			December 31, 2010
Customer	Revenues	Percentage of revenues		Accounts and retention receivable

Customer D	$6,432,959	25%		$5,599,183
Customer A	5,193,377	20%		4,451,847
Customer C	4,794,836	19%		2,716,303

Total:	$16,421,172	64%	Total:	$12,767,333

	Year ended December 31, 2009			December 31, 2009
Customer	Revenues	Percentage of revenues		Accounts and retention receivable

Customer A	$12,639,292	62%		$8,569,330
Customer B	2,025,808	10%		199,174

Total:	$14,665,100	72%	Total:	$8,768,504

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)	Major vendors

For the year ended December 31, 2010, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 49% of the Company’s purchases amounting to $8,749,485, with an accounts payable balance of  $180,247 at December 31, 2010.

For the year ended December 31, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 32% of the Company’s purchases amounting to $3,669,044, with an accounts payable balance of $0 at December 31, 2009.

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

The Company’s interest-rate risk arises from borrowings under promissory notes, finance lease and short-term bank borrowing. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2010, borrowings under promissory notes and finance lease were at fixed rates and short-term bank borrowing was at variable rates.

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

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

21.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company is committed under a non-cancelable operating lease with fixed monthly rentals, due February 9, 2011. Costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rental expense and totaled approximately $46,099 and $47,509 for the years ended December 31, 2010 and 2009.

As of December 31, 2010, the Company has future minimum rental payments of $3,688 due under this non-cancelable operating lease in the next twelve months.

(b)	Capital commitments

As of December 31, 2010, the Company is committed to the future contingent payments of approximately $2.07 million on the purchase of new plant and equipment and third party contractors relating to its construction project in the next twelve months.

(c)	Unused credit facility

For the year ended December 31, 2010, the Company obtained a credit facility with the maximum limit of $5.88 million (equivalent to RMB40 million), in a term of 2 years, expiry on June 28, 2012. Advances under this credit facility are unsecured and bear interest at an annual rate of 1.3 times the Bank of China Benchmark Lending Rate, payable monthly. There were no borrowings under this credit facility as of December 31, 2010.

(d)	Litigation

Robert E. Dawley v. NF Energy Corp. of America, M.D. Fla. Case no. 6:10-cv-0115-Orl-22DAB. Robert Dawley (“Dawley”) commenced this action in the United States District Court for the Middle District of Florida against the Company, Mr. Gang Li and the Company’s litigation counsel on October 1, 2010. The allegations in this action are identical to those that Dawley raised in a prior proceeding in which the United States Court of Appeals for the Eleventh Circuit entered judgment against him and in favor of the Company.

The District Court, upon motion by the defendants, has dismissed six of Dawley’s ten claims with prejudice on the grounds that they are precluded by the Eleventh Circuit’s prior judgment. Dawley has attempted to appeal the District Court’s dismissal to the Eleventh Circuit. (Dawley v NF Energy Saving Corp. of America, U.S.C.A. 11th Cir. Appeal no. 11-10201-F.) However, that Court has questioned whether it has jurisdiction over the matter in light of the continued pendency of four of Dawley’s claims before the District Court.

Dawley has filed an Amended Complaint in the District Court in an effort to address the deficiencies noted by it with respect to his four remaining claims. Defendants have moved to dismiss the Amended Complaint on the grounds that it still fails to allege facts sufficient to state a claim. Whether or not the District Court agrees, the Company intends to contest Dawley’s claims on several grounds, including that he has failed to identify any basis for liability or damages.

As of December 31, 2010, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

22.	SUBSEQUENT EVENTS

On February 17, 2011, the Company obtained a short-term bank borrowing of $1,521,630 (equivalent to RMB10,000,000) from a financial institution in the PRC, due February 17, 2011, which was secured by a guarantee company in Shenyang at an annual interest rate of 1.3 times the Bank of China Benchmark Lending Rate, monthly payable.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

On February 24, 2011, the Company and the holders of the Notes agreed to extend the maturity date of each the Notes to February 24, 2012 and the warrants in connection with the Notes were cancelled.

On March 4, 2011, the Company borrowed a short-term loan of $1.5 million from a Singapore company, for a period of three months, with an annual interest rate of 2.5%.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2010 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures .

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

c)  Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Term
Gang, Li	58	Chairman and Chief Executive Officer and President	April, 2012
Lihua, Wang	51	Director, CFO	April, 2012
Hong, Li	33	Director	April, 2012
Cui Jianwei
Mia Kuang, Ching	45	Independent Director, Chair of Audit Committee	August, 2011
Jason, Wang	58	Independent Director, Chair of Nomination Committee and member of Audit Committee	August, 2011
Jiuding, Yan	45	Independent Director, member of Nomination and Audit Committee	August, 2011
John, MacLean	45	Independent Director, Chair of Compensation Committee	August, 2011
Zhongmin,Wang	59	Independent Director, member of Compensation Committee	August, 2011

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

Lihua Wang —Chief Financial Officer

Ms. Lihua Wang was born in 1960. Ms. Wang has been a Director and the Chief Financial Officer of the Company since November 2006. She is also the general manager of the 100% owned subsidiary Liaoning Nengfa Weiye Energy Technology Company Ltd. in China. She graduated with a master degree in accounting from the Graduate School of the Ministry of Finance in the Peoples Republic of China.

Since May 1996, Ms. Wang has been involved in the building of Liaoning Energy Management Contract (EMC) Project company , which is one of the three pilot and demonstration companies of the GEF/WB/NDRC China Energy Conservation Promotion Project~~.~~. Ms. Wang is the chief financial officer of Liaoning EMC. In August 2003, the World Bank recommended her as the premier expert to the Chinese EMC Association. We believe Ms. Wang’s qualifications to serve on our Board of Directors include her knowledge of PRC tax policies, her ability to manage corporate risk, and her experience in project assessments.

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

Mr. Wang became an Independent Director of the Company in August 2009 and is Chairman of the Nominating Committee and a member of the Audit Committee. We believe Mr. Wang’s qualifications to serve on our Board of Directors include his experience in the areas of climate change and carbon trade and energy efficiency.

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

Zhongmin Wang-- Independent Director-Member of Compensation Committee

Mr. Zhongmin Wang has degrees from the Management Department of Beijing Technology University, Northeastern University and the Party School of the CPC Central Committee. Between 1978 and 1985, Mr. Wang has acted on one of the major directors’ role in several state owned enterprises in China. Since 1985 to recent year, he has worked for municipal government for many years

Mr. Zhongmin Wang became the independent director of the Company in September 2009 and is a member of the Compensation Committee. We believe Mr. Wang’s qualifications to serve on our Board of Directors include his many years of experience in working for municipal governments in the PRC.

Family Relationships

None.

Audit Committee

The current members of our audit committee are Mia Kuang Ching (Chairman), Jason Wang and Jiuding Yan, each of whom we believe satisfies the independence requirements of the Securities and Exchange Commission. We believe Mr. Ching is qualified as an audit committee financial expert under the regulations of the SEC by reason of his work experience. Our audit committee assists our Board of Directors in its oversight of:

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

Code of Ethics

The Company has adopted a code of ethics (the "Code of Ethics") that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is attached as Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communication made by the Company;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2010. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

We did not provide any compensation to our executive officers for the years ended December 31, 2010 or 2009.

Compensation of Directors

As at December 31, 2010, we had five non-employee directors,  to whom we provided a total amount of $120,000 in compensation, as set forth in the table below. As employees of the Company and/or its subsidiaries, Gang Li, Lihua Wang and Hong Li received no additional compensation for their services as directors.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 2009

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Mia Kuang Ching	24,000	N/A	24,000
Jianxin (Jason) Wang	24,000	N/A	24,000
Jiuding Yan	24,000	N/A	24,000
John MacLean	24,000	N/A	24,000
Zhongmin Wang	24,000	N/A	24,000
Beijie (Lesley) Jin(1)	4,000	N/A	4,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of NF Energy Saving Corporation’s Common Stock as of March 11, 2011, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of NF Energy Saving Corporation’s Common Stock, (ii) each director and executive officer; and (iii) all directors and named executive officer of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 11, 2011, there were 5,326,501 shares of common stock outstanding, which takes into account the 2.5-1 reverse stock split that was completed in September 2010. As of March 11, 2011, there were no preferred shares outstanding.

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1) (2)	Percentage of Beneficial Ownership

Pelaria(3)	2,540,118	47.69%
P.O. Box 957
Offshore Incorporations Centre
Road Town, Tortola

Gang, Li(4)	2,032,095	38.15%
Chairman, CEO and President

Lihua Wang(5)	508,023	9.54%
Director and CFO

Hong Li	0	0%
Director

Mia Kuang Ching	0	0%
Independent Director

Jianxin (Jason) Wang	0	0%
Independent Director

Jiuding Yan	0	0%
Independent Director

John MacLean	0	0%
Independent Director

Zhongmin Wang	0	0%
Independent Director

All officers and directors as a group (eight persons)	2,540,118	47.69%

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would be affected by community property laws. Unless as otherwise set forth in the table, the address of each beneficial owner is 3105, Tower C, 390 Qingnian Avenue, Heping District, Shenyang City, Liaoning Province, P. R. China 110015.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above tables and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(3)  Pelaria International Ltd. (“Pelaria”) is the record owner of the stated number of shares. Pelaria is a wholly-owned subsidiary of Liaoning Nengfa Weiye New Energy Application Co., Ltd. (“Weiye Energy”). Weiye Energy is 80% owned by Gang Li and 20% owned by Lihua Wang. Mr. Li and Ms. Wang are two of the three directors of Weiye Energy, and therefore, effectively share the voting and dispositive authority over the shares.

(4)  Represents the 80% beneficial ownership of the shares of Weiye Energy, described in footnote 3 above.

(5)  Represents the 20% beneficial ownership of the shares of Weiye Energy, described in footnote 3 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

On December 21, 2010, the Company obtained a short-term bank loan of $1,512,447 (equivalent to RMB10,000,000) from a financial institution in the PRC, due December 21, 2011, which was secured by properties owned by its vendor and carried interest at a rate of 1.3 times the Bank of China Benchmark Lending Rate, monthly payable. The borrowing is also personally guaranteed by Mr. Gang Li (the Company’s CEO) and his wife.

During 2010, the Company borrowed $318,946 from its major stockholder, Pelaria International Ltd, which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). The loan is unsecured, interest-free and has no fixed repayment term. As at December 31, 2010, the total amount outstanding under the loan was $318,946.

[What about Tieling Valve?  If the Company did more than $120,000 of business with Tieling Valve during 2010, it should be reported.]

  Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, considered whether any director has a material relationship with us that could interfere with his or her ability to exercise independent judgment in carrying out their responsibilities. As a result of this review, we determined that Mia Kuang Ching, Jianxin (Jason) Wang, Jiuding Yan, John MacLean and Zhongmin Wang were "independent directors" as defined under the rules of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by our independent auditor, HKCMCPA Company Limited (f/k/a ZYCPA Company Limited) (“HKCMCPA”) for their audit of our annual financial statements during the years ended December 31, 2010 and 2009. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2010	2009

Audit Fees	$79,500	$79,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Accounting Fees and Services	$79,500	$79,500

Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, The amounts $79,500 shown for HKCMCPA in 2010 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2009, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2010. The amounts $79,500 shown for HKCMCPA in 2009 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2008, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2009.

Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements. There were no audit-related fees billed during the years ended December 31, 2010 or 2009.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2010 or 2009.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e. Audit Fees, Audit-Related Fees, or Tax Fees. There were no other fees billed during the years ended December 31, 2010 or 2009.

Pre-Approval Policy and Procedures for Audit and Non-Audit Services

The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent registered public accounting firm and overseeing their work. All audit services to be provided to us and all non-audit services, other than de minims non-audit services, to be provided to us by our independent auditors must be approved in advance by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.
For a list of the financial information included herein, see “Index to Financial Statements” on page 29.

(a)(2)	Financial Statement Schedules.
 All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(a)(3)      Exhibits. The list of Exhibits filed as a part of this Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

NF ENERGY SAVING CORPORATION (Registrant)
Date: March 25, 2011	By:	/s/ Gang Li
Gang Li President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gang Li	President, Chief Executive Officer and Chairman (principal executive officer)	March 25, 2011
Gang Li

/s/ Lihua Wang	Chief Financial Officer and Director (principal financial officer and principal accounting officer)	March 25, 2011
Lihua Wang

/s/ HONG LI	Director	March 25, 2011
Hong Li

/s/ Mia Kuang Ching	Independent Director, Chair of Audit Committee	March 25, 2011
Mia Kuang Ching

/s/ Jason Wang	Independent Director, Chair of Nomination Committee, member of Audit Committee	March 25, 2011
Jason Wang

/s/ Jiuding Yan	Independent Director, member of Nomination and Audit Committee	March 25, 2011
Jiuding Yan

/s/John MacLean	Independent Director, Chair of Compensation Committee	March 25, 2011
John MacLean

/s/ Zhongmin Wang	Independent Director, member of Compensation Committee	March 25, 2011
Zhongmin Wang

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.3	Certificate of Amendment to Certificate of Incorporation
Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
 Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009

3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 16, 2010
3.5	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
5	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009
6	Incorported by reference from the Company’s Current Report on Form 8-K, filed January 11, 2010
10.1
Form of Securities Purchase Agreement among NF Energy Saving Corporation of America, South World Ltd. (investor), Oriental United Resources Ltd. (investor), Mr. Gang Li (guarantor), Ms. Lihua Wang (guarantor), Pelaria International Ltd. (guarantor), and Cloverbay International Ltd. (guarantor)
Exhibits submitted with our Current Report on Form 8-K/A filed April 30, 2008. (File No. 000-50155)
10.2	Form of Director Retainer Agreement with Mr. Mia Kuang Ching, including Proprietary Information and Inventions Agreement and Indemnity Agreement 4
10.3	Form of Director Retainer Agreement with Mr. Jianxin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement 4
10.4	Form of Director Retainer Agreement with Mr. Zhongmin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement 5
10.5	Form of Director Retainer Agreement with Mr. Jiuding Yan, including Proprietary Information and Inventions Agreement and Indemnity Agreement 5
10.6	Form of Director Retainer Agreement with Mr. John C. MacLean, including Proprietary Information and Inventions Agreement and Indemnity Agreement 5
10.7	Form of Securities Purchase Agreement (including form of Convertible Promissory Note and Form of Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 3, 2010
14.1	Code of ethics of NF Energy Saving Corporation
21.1	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002