Form 10-K/A
period 2010-12-31
NF Energy Saving Corp
filed 2011-03-28
CIK 1213660

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)      Exhibits. The list of Exhibits filed as a part of this Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

NF ENERGY SAVING CORPORATION (Registrant)
Date: March 28, 2011	By:	/s/ Gang Li
Gang Li President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.3	Certificate of Amendment to Certificate of Incorporation
Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
 Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009

3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 16, 2010
3.5	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
10.1
Form of Securities Purchase Agreement among NF Energy Saving Corporation of America, South World Ltd. (investor), Oriental United Resources Ltd. (investor), Mr. Gang Li (guarantor), Ms. Lihua Wang (guarantor), Pelaria International Ltd. (guarantor), and Cloverbay International Ltd. (guarantor)
Exhibits submitted with our Current Report on Form 8-K/A filed April 30, 2008. (File No. 000-50155)
10.2	Form of Director Retainer Agreement with Mr. Mia Kuang Ching, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 12, 2009
10.3	Form of Director Retainer Agreement with Mr. Jianxin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 12, 2009
10.4	Form of Director Retainer Agreement with Mr. Zhongmin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 14, 2009
10.5	Form of Director Retainer Agreement with Mr. Jiuding Yan, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 14, 2009
10.6	Form of Director Retainer Agreement with Mr. John C. MacLean, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 14, 2009
10.7	Form of Securities Purchase Agreement (including form of Convertible Promissory Note and Form of Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 3, 2010
14.1*	Code of ethics of NF Energy Saving Corporation
21.1*	Subsidiaries of Registrant
23.1**	Consent of HKCMCPA Company Limited
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed on March 25, 2011.
**	Filed herewith.