Form 10-Q
period 2011-03-31
NF Energy Saving Corp
filed 2011-05-11
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation
 (Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 3105, Block C, 390 Qingnian Avenue, Heping District
Shenyang, P. R. China 110015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)☐ Yes ☒  No

As of April 30, 2011, the registrant had 5,326,501 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three Months ended March 31, 2011 and 2010	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2011 and 2010	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2011	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-22

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,059,939	$823,717
Accounts receivable, net	13,208,933	14,658,067
Retention receivable	1,095,649	813,579
Inventories	1,289,599	823,398
Prepayments and other receivables	495,796	1,193,397

Total current assets	19,149,916	18,312,158

Construction in progress	8,271,823	8,027,219
Land use rights, net	3,062,215	3,058,507
Plant and equipment, net	4,064,070	4,166,584
Retention receivable, non-current	7,309	469,377

TOTAL ASSETS	$34,555,333	$34,033,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$941,795	$3,503,697
Short-term bank borrowings	3,044,094	1,512,447
Note payable	1,500,000	-
Amount due to a related party	377,353	318,946
Income tax payable	57,758	121,136
Convertible promissory notes	960,000	-
Current portion of obligation under finance lease	365,994	492,264
Other payables and accrued liabilities	596,510	902,889

Total current liabilities	7,843,504	6,851,379

Long-term liabilities:
Convertible promissory notes, net	-	889,730
Obligation under finance lease	-	36,827

TOTAL LIABILITIES	7,843,504	7,777,936

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,326,501 shares issued and outstanding as of March 31, 2011 and December 31, 2010	5,326	5,326
Additional paid-in capital	8,443,563	8,443,563
Statutory reserve	1,965,556	1,965,556
Accumulated other comprehensive income	2,379,494	2,215,900
Retained earnings	13,917,890	13,625,564

Total stockholders’ equity	26,711,829	26,255,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,555,333	$34,033,845

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2011	2010
REVENUE, NET:
Product	$1,151,432	$2,514,232
Services	1,463,969	326,251
Total operating revenues, net	2,615,401	2,840,483

COST OF REVENUES:
Cost of products	783,229	1,948,347
Cost of services	1,032,690	212,685
Total cost of revenues	1,815,919	2,161,032

GROSS PROFIT	799,482	679,451

OPERATING EXPENSES:
Sales and marketing	17,264	17,747
General and administrative	310,489	154,740
Total operating expenses	327,753	172,487

INCOME FROM OPERATIONS	471,729	506,964

Other (expense) income:
Interest income	664	243
Interest expense	(122,478)	(80,644)

Total other expense	(121,814)	(80,401)

INCOME BEFORE INCOME TAXES	349,915	426,563

Income tax expense	(57,589)	(59,380)

NET INCOME	$292,326	$367,183

Other comprehensive income:
– Foreign currency translation gain	163,594	619

COMPREHENSIVE INCOME	$455,920	$367,802

Net income per share:
– Basic	$0.05	$0.07
– Diluted	$0.05	$0.07

Weighted average common shares outstanding:
– Basic	5,326,485	5,326,194
– Diluted	5,454,485	5,399,865

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$292,326	$367,183
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	144,240	72,674
Gain on disposal of plant and equipment	-	(223)
Interest expenses, non-cash	70,271	44,718
Change in operating assets and liabilities:
Accounts and retention receivable	1,725,242	6,112,379
Inventories	(459,625)	(581,915)
Prepayments and other receivables	702,816	(2,307,007)
Accounts payable	(2,576,571)	(318,645)
Income tax payable	(63,959)	(142,136)
Other payables and accrued liabilities	(311,335)	(107,462)

Net cash (used in) provided by operating activities	(476,595)	3,139,566

Cash flows from investing activities:
Purchase of plant and equipment	-	(13,054)
Payments on construction in progress	(193,088)	(3,253,693)
Proceeds from disposal of plant and equipment	-	1,250

Net cash used in investing activities	(193,088)	(3,265,497)

Cash flows from financing activities:
Advance from a related party	58,193	-
Payments on finance lease	(165,967)	(145,643)
Proceeds from convertible promissory notes	-	900,000
Proceeds from note payable	1,500,000	-
Proceeds from short-term bank borrowings	1,517,589	-

Net cash provided by financing activities	2,909,815	754,357

Effect on exchange rate change on cash and cash equivalents	(3,910)	(2,770)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,236,222	625,656

BEGINNING OF PERIOD	823,717	227,329

END OF PERIOD	$3,059,939	$852,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$121,548	$59,378
Cash paid for interest	$52,207	$3,888

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

					Accumulated
					other		Total
	Common stock		Additional	Statutory	comprehensive	Retained	stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2011	5,326,501	$5,326	$8,443,563	$1,965,556	$2,215,900	$13,625,564	$26,255,909

Foreign currency translation adjustment	-	-	-	-	163,594	-	163,594

Net income for the period	-	-	-	-	-	292,326	292,326

Balance as of March 31, 2011	5,326,501	$5,326	$8,443,563	$1,965,556	$2,379,494	$13,917,890	$26,711,829

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE - 2	ORGANIZATION AND BUSINESS BACKGROUND

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$4,870,000	100%

Liaoning Nengfa Weiye Tei Fa Sales Co., Ltd. (“Sales Company”)	The PRC, a limited liability company	Sales and marketing of valves components and products in the PRC	RMB5,000,000	99%

NFEC and its subsidiaries are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE - 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to March 31, 2011, in which the Company holds 99%-majority equity interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the periods presented.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2011 and December 31, 2010, the allowance of doubtful accounts was $6,586 and $6,545, respectively.

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. For the three months ended March 31, 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

•	Land use rights

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

Amortization expense for the three months ended March 31, 2011 and 2010 was $15,658 and $15,220, respectively.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending March 31:
2012	$62,815
2013	62,815
2014	62,815
2015	62,815
2016	62,815
Thereafter	2,748,140

Total:	$3,062,215

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value
Plant and machinery	3 – 20 years	5%
Furniture, fixture and equipment	5 – 8 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended March 31, 2011 and 2010 was $128,582 and $57,454, respectively.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended March 31, 2011 and 2010.

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the three months ended March 31, 2011 and 2010.

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

For the energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation subject to the customers for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the three months ended March 31, 2011, the Company did not recognize any project revenue.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

Income taxes are determined in accordance with the provisions of ASC Topic 740, “ Income Taxes ” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three months ended March 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the periods presented.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:
	March 31, 2011	March 31, 2010
Period-end RMB:US$1 exchange rate	6.5701	6.8361
Average period RMB:US$1 exchange rate	6.5894	6.8360

•	Related parties

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

The carrying value of the Company’s financial instruments (excluding obligations under finance leases, short-term bank borrowing and convertible promissory notes): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, convertible promissory notes, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance leases, short-term bank borrowings and notes payable approximate the carrying amount.

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

●
Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes option-pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●
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
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under ASC Topic 450-20, “Contingencies–Loss Contingencies”. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC Topic 350-20-35-30, “Intangibles – Goodwill and Other – Subsequent Measurement”), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

NOTE - 4	CONSTRUCTION IN PROGRESS

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

NOTE - 5	SHORT-TERM BANK BORROWINGS

In 2010, the Company obtained a short-term bank loan of $1,522,047 (equivalent to RMB10,000,000) from a financial institution in the PRC, due December 21, 2011, which is secured by properties owned by its vendor and carries interest at a rate of 1.3 times the Bank of China Benchmark Lending Rate, payable monthly. The borrowing is guaranteed by Mr. Gang Li (the Company’s CEO) and a related party to him.

During the three months ended March 31, 2011, the Company obtained short-term bank loan of $1,522,047 (equivalent to RMB10,000,000) from a financial institution in the PRC, due February 16, 2012, which carries interest at a rate of 1.3 times the Bank of China Benchmark Lending Rate, payable monthly. The borrowing is guaranteed by a guarantee company in Shenyang City, the PRC with a monthly fee of $3,044 for a term of twelve months.

The effective interest rate is 7.7407% per annum for the three months ended March 31, 2011.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE - 6	AMOUNT DUE TO A RELATED PARTY

As of March 31, 2011, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaria International Ltd, which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which is unsecured, interest-free and with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE - 7	NOTE PAYABLE

During the three months ended March 31, 2011, the Company obtained a short-term loan of $1,500,000 from a non-affiliated Singapore company, due June 10, 2011. The borrowing carries interest at 2.5% per annum, payable at maturity.

NOTE - 8	CONVERTIBLE PROMISSORY NOTES

On February 24, 2010 and March 4, 2010, the Company sold, through a private placement to two accredited investors, convertible promissory notes (the “Notes”) in the aggregate principal amount of $960,000 and warrants (the "Warrants") to purchase 64,000 shares of its common stock, par value $0.001 per share ("Common Stock"). The Company used the net proceeds of approximately $900,000 from the private placement for working capital and general corporate purposes.

The Notes initially had an effective interest at the rate of 6% per annum and, absent an “event of default,” are payable in shares of the Company’s Common Stock. Provided no "event of default" has occurred and is not then continuing, the Notes initially were to convert upon the earlier to occur of (i) the commencement of trading of the Company's Common Stock on a major US stock exchange, or (ii) one year after issuance. Upon conversion, the holders of the Notes shall receive such number of shares of Common Stock equal to the quotient obtained by dividing (a) the then-outstanding principal amount and accrued but unpaid interest on the Notes by (b) the then-current conversion price, which currently is be $7.5 per share. The conversion price is subject to adjustment for stock dividends, splits, combinations and similar events. The Notes while outstanding were secured by a security interest in and lien upon all of the Company’s assets.

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

The Warrants, which were exercisable for shares of Common Stock at an exercise price of $10 per share and were to terminate five years thereafter. The exercise price is subject to adjustment for stock dividends, splits, combinations and similar events. The warrants also contained an exercise price ratchet adjustment in the event the Company issues warrants having an exercise price at less than the exercise price then in effect for the Warrants.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Company engaged an independent appraiser to perform a valuation of the Notes and the Company determined that for the notes should be recorded in accordance with ASC Topic 470-20, “Debt with conversion and other options”. The Company allocated the proceeds received between the notes and the warrants on a relative fair value basis. The relative fair values of the notes and the warrants determine the debt discount attributable to the warrants and are recorded as additional paid-in capital. The resulting discount on the Notes is being amortized over the life of the Notes using the effective interest method.

For the three months ended March 31, 2011, the Company recognized $70,271 as amortization of debt discount and recorded as interest expense in the statement of operations. As of March 31, 2011, the carrying value of the convertible promissory notes is amounted to $960,000 and the resulting discount was fully amortized.

On February 24, 2011, the Company and the holders of the Notes mutually agreed to extend the maturity date to February 24, 2012 and the Warrants were fully cancelled.

NOTE - 9	OBLIGATION UNDER FINANCE LEASE

The Company purchased certain equipment under finance lease agreements with an effective interest rate of 8.6% per annum, due through May 25, 2012, with principal and interest payable monthly. The obligation under finance leases were guaranteed by the Company’s CEO Mr. Gang Li and CFO Ms. Lihua Wang.

NOTE - 10	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

Rent payable	$7,610	$41,592
Payable to equipment vendors	86,993	111,558
Customer deposits	18,622	18,916
Value added tax payable	-	248,385
Provision for contingent liability	200,000	200,000
Accrued operating expenses	269,440	256,706
Other payable	13,845	25,732

	$596,510	$902,889

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE - 11	INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of March 31, 2011, the Company’s operations in the United States of America incurred $2,337,315 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $794,687 on the expected future tax benefits from the net operating loss carryforwards as management believes it is more likely than not that these assets will not be realized in the future.

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

The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010

Income before income taxes from PRC operation	$524,262	$521,178
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	131,066	130,295

Effect from non-deductible item	1,339	(5,767)
Effect from tax holiday	(65,533)	(65,148)
Tax adjustments	(9,283)	-

Income tax expense	$57,589	$59,380

NOTE - 12	WARRANTS

Transactions involving warrants during the three months ended March 31, 2011 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2011	87,334	$4.5 – 10.0	$8.5	$5.39

Warrants granted	-	-	-	-
Warrants cancelled	(64,000)	(10.00)	(10.00)	(4.46)
Warrants exercised	-	-	-	-

Balance as of March 31, 2011	23,334	$4.50	$4.50	$7.93

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The warrants were cancelled in relation to the extension of convertible promissory notes.

The Company measured the fair value of warrants on the grant date, using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

NOTE - 13	SEGMENT INFORMATION

•	Segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Energy-saving related business – production of wind-energy equipment, provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended March 31, 2011 and 2010. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,151,432	$-	$1,151,432
- Services	1,463,969	-	1,463,969
Total operating revenues	2,615,401	-	2,615,401
Cost of revenues	(1,815,919)	-	(1,815,919)

Gross profit	$799,482	$-	$799,482
Depreciation and amortization	144,240	-	144,240
Total assets	34,555,333	-	34,555,333
Expenditure for long-lived assets	$193,088	$-	$193,088

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31, 2010
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$2,274,524	$239,708	$2,514,232
- Services	326,251	-	326,251
Total operating revenues	2,600,775	239,708	2,840,483
Cost of revenues	(1,930,073)	(230,959)	(2,161,032)

Gross profit	670,702	8,749	679,451
Depreciation and amortization	64,526	8,148	72,674
Total assets	22,675,489	2,774,968	25,450,457
Expenditure for long-lived assets	$3,266,747	$-	$3,266,747

NOTE - 14	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2011 and 2010, customers who accounted for 10% or more of the Company’s revenues and their respective outstanding balances as at period-end dates, are presented as follows:

		Three months ended March 31, 2011			March 31, 2011
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer E		$1,263,825	48%		$3,676,766
Customer F		1,116,567	43%		5,016,063

	Total:	$2,380,392	91%	Total:	$8,692,829

		Three months ended March 31, 2010			March 31, 2010
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$785,181	28%		$918,652
Customer B		549,127	19%		642,472
Customer C		302,570	11%		32,182
Customer D		285,816	10%		3,059

	Total:	$1,922,694	68%	Total:	$1,596,365

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(b)	Major vendors

For the three months ended March 31, 2011 and 2010, vendors who accounted for 10% or more of the Company’s purchases and their respective outstanding balances as at period-end dates, are presented as follows:

		Three months ended March 31, 2011			March 31, 2011
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$1,093,925	54%		$34,319
Vendor B		353,888	17%		324,487

	Total:	$1,447,813	71%	Total:	$358,806

For the three months ended March 31, 2010, one vendor accounted for more than 10% of the Company’s purchases. For the three months ended March 31, 2010, this vendor accounted for 62% of the Company’s purchase amounting to $1,562,649, with $102,539 of accounts payable.

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

The Company’s interest-rate risk arises from borrowing under note payable, finance lease and short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2011, borrowing under note payable and finance lease was at fixed rates.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

NOTE - 15	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company was committed under a non-cancelable operating lease with fixed monthly rentals, due through February 9, 2012. Costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rent expense and totaled approximately $11,382 and $9,143 for the three months ended March 31, 2011 and 2010.

As of March 31, 2011, the Company has future minimum rent payments of $38,051 due under this non-cancelable operating lease in the next twelve months.

(b)	Capital commitments

As of March 31, 2011, the Company is committed to the future contingent payments of approximately $2.03 million on the purchase of new plant and equipment and third party contractors relating to its construction project in the next twelve months.

(c)	Unused credit facility

The Company obtained a credit facility with the maximum limit of $5.88 million (equivalent to RMB40 million), in a term of 2 years, expiry on June 28, 2012. Advances under this credit facility are unsecured and bear interest at an annual rate of 1.3 times the Bank of China Benchmark Lending Rate, payable monthly. There were no borrowings under this credit facility as of March 31, 2011.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

As of March 31, 2011, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

NOTE - 16	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2011 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

NF Energy Saving Corporation was incorporated under the laws of the State of Delaware in the name of Galli Process, Inc. on October 31, 2000 for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company further changed its name to NF Energy Saving Corporation, in both instances to more accurately reflect our business after a stock exchange transaction with Neng Fa. Our principal place of business is Room 3105, Tower C, 390 Qingnian Avenue, Heping District, Shenyang, P. R. China 110015. Our telephone number is (8624) 8563-1159.

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

Nengfa Energy’s area of business includes research and development, processing, manufacturing, marketing and distribution of energy saving flow control equipment; manufacturing, marketing and distribution of energy equipment, wind power equipment and fittings; energy saving technical reconstruction; and energy saving technology consulting services, providing comprehensive solutions for energy-saving emission reduction. The Sales Company, which is a subsidiary of Nengfa Energy, is 99% owned by Nengfa Energy. The Sales Company engages in the sales and marketing of flow control equipment and products in the PRC.

On August 26, 2009, the Company completed a 3 for 1 reverse stock split. The total number of then outstanding shares of common stock changed from 39,872,704 pre-split to 13,291,387 post-split.

On September 15, 2010, the Company completed a 2.5 for 1 reverse share split of its common stock, the total number of outstanding shares of common stock changed from 13,315,486 pre-split to 5,326,501 post-split.

On October 4, 2010, our common stock commenced trading on the Nasdaq Global Market, under the ticker symbol “NFEC”.

NFEC specializes in the energy technology business. We provide energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, municipal infrastructure development industries, and customized comprehensive solutions for energy-saving emission reduction. We also are engaged in the manufacturing and sales of the energy-saving flow control equipment. According to analysis of ESCO Committee of China Energy Conservation Association, currently, our flow control equipment business holds a leading position in China. The Company has the Det Norske Veritas Management System Certificate which certifies that our products conform to the Management System Standard ISO9001:2000. We have been a member of the Chicago Climate Exchange since 2006. In October 2010, the Company was awarded energy conservation services company status by the Chinese National Development and Reform Commission. As a company awarded this status, we are eligible to supply equipment and services which, when installed, qualify our customers for tax benefits under China’s new energy conservation service. These benefits include for the EMC projects awarded energy conservation status, 1) as the service company, Nengfa Energy’s taxable operating income is temporarily tax free. This means Nengfa Energy is entitled to three-year exemption from corporate income tax from the year of start generating operating income from the project. In addition, the company is entitled a reduced corporate income tax rate of 12.5% for the following three year.; and 2) when Nengfa Energy transfers the value-added taxable goods to the energy consuming enterprises, its customer, the value-added tax is refunded

Our principal development focus is to complete the construction of our new manufacturing facility which will enhance the Company’s product lines and expand the manufacturing capacity for our products.  In conjunction with the planned facility expansion, we also will undertake efforts to optimize the business structure of the Company, develop other low-carbon technologies, and promote energy-saving technologies efficiency as part of our sales efforts. We are aiming to become a leader of the energy saving service industry by integrating products and services in new energy sources, energy conservation and environmental protection.

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

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, , industry pricing and technology trends, evolving industry standards, , general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in compliance with our contract terms; 2) our ability to compete effectively with other companies in our industry segments; 3) our ability to raise capital or generate sufficient working capital in order to effectuate our business plan; 4) our ability to retain our key executives; and 5) our ability to win and perform significant construction and infrastructure projects.

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

(a)         Sale of products

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers during a period from one to six months. When the Company completes production in accordance with the customer’s specification, the customer is required to inspect the finished products at the Company’s plant to approve quality and conformity and make final acceptance. Once the product is accepted by the customer, the Company undertakes delivery to the customer, usually within a month.

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products it sells at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for returns for the three months ended March 31, 2011 and 2010.

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

(c)         Project revenue

For energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Subtopic 605-35, “Construction-Type and Production-Type Contracts” to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the three months ended March 31, 2011, the Company did not recognize any project revenue.

(d)         Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, do not bear interest and are due within the contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivable. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2011 and December 31, 2010, the allowance of doubtful accounts was $6,586 and $6,545, respectively.

The payment terms for our accounts receivable from each source of revenue is set forth below:

	Revenue items	General payment terms:

1.	Products (1) General case
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

(2) For contract that involve whole system installation and operation test
(a)       10 to 20% of contract value will be paid by the customer upon signing the contracts
(b)       We completed the products, customer inspected and  accepted the products and we delivered the products to customer, 50 to 60% of the contract value will be paid for inspection
(c)       20 to 25% of contract value will be paid when the whole system installation and operating test is completed
(d)       5 to 10% of contract value will be paid within 12 months (from operation date) as warranty retention for the product, if warranty stated in the contract term.

2.	Services
(a)      10 to 15 % of the contract value will be paid by the customer upon signing the contract.
(b)      The remaining contract value will be paid by the customer upon the completion of the service (with a credit term from 30 to 90 days).

3.	Projects	Payments based on the achievement of certain milestones to be made over the term of the project.

In general, accounts receivables with aging within 90 days, between 91 and 180 days, and between 181 and 360 days represent approximately 30-40%, 50-60%, and 5%-15%, respectively, of the total accounts receivable. The Company is highly aware the risk of default, and as a result, we control accounts receivable with aging above 1 year which accounting for 1% of the total accounts receivable.

For most of our contracts, our customers are generally large or stated-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phrases over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. In our industry practice, we are paid by these construction contractors and/or developers when they have been paid by the local government or state-owned enterprises after the full inspection of each milestone during the construction phrase. Given that the construction of these infrastructure projects are very large in size and complex and requires a high quality level at completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable in a timely manner or only after a period longer than our agreed payment terms.

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

Product warranty

Under the terms of the contracts, the Company offers the customers a free 12-months of product warranty on a case-by–case basis, depending upon the type of customer, and the nature and size of the infrastructure project. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer for 12 months, until the product warranty has expired. The Company has not experienced any material returns under this warranty provision. As such, no reserve for product warranty has been provided for the periods presented.

Inventories

Inventories are stated at the lower of cost or market (net realizable value), with the cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. Quarterly, the Company reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. For the three months ended March 31, 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value
Plant and machinery	3 – 20 years	5%
Furniture, fixture and equipment	5 – 8 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $128,582 and $57,454, respectively.

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

Amortization expense for the three months ended March 31, 2011 and 2010 was $15,658 and $15,220, respectively.

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

For the three months ended March 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2011	March 31, 2010
Period-end RMB:US$1 exchange rate	6.5701	6.8361
Average period RMB:US$1 exchange rate	6.5894	6.8360

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

RECENT POLICY INITIATIVE WITH THE POTENTIAL TO AFFECT FUTURE REVENUES

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

The stimulation plan of expanding environmental infrastructure that the Chinese government implements, should provide the Company with an opportunity to provide energy saving services to the government supported infrastructure and industrial companies’ energy saving infrastructure. In October 2010, the Company was recommended as one of the first batch of “Energy Saving Service Companies” by Chinese National Development and Reform Commission, and consequently, we believe that we will benefit from the government’s new tax deductive policy to energy saving service companies.

From 2011, with the twelfth Five-Year Plan was fully implemented, with seven strategic emerging industries being promoted, including new energy and renewable energy. The production of hydropower development continues to increase in major river valleys, and it is anticipated that the expected scale of the projects will be over 20 million kilowatts, and the total installed capacity will reach 220 million kilowatts. Looking forward 10 years, the fixed asset investment in hydro development is expected to be 4 trillion RMB, which is 400 billion RMB annual investment on average, with the investment in such field at 180 billion RMB in 2009, the annual growth could reach 122%. Investment in hydro power is expected to be between 800 and 900 billion RMB for the next 5 years; the investment on re-installed incremental capacity in twelfth Five- Year Plan should triple the actual investment during the eleventh Five-Year Plan.

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

Therefore, the Company believes that it has market opportunities not only in terms of intelligent flow control equipment and energy efficient flow control equipment it supplies to power plants, hydropower plants and water transportation projects, but also in terms of energy conservation services and energy saving projects by using the EPC model. The Company already has experience in energy project management in China.  Going forward, the Company plans to further develop its business model and regularly seek projects to develop comprehensive energy conservation and emission reduction solutions for energy saving reconstruction of steam heat energy system projects, industrial waste heat electricity generation, industrial boiler and furnace retrofitting and reconstruction, biomass utilization and other energy conservation fields.

REVENUES

Total revenues were $2,615,401 for the three months ended March 31, 2011, as compared to $2,840,483 for the corresponding period in 2010. Total revenues decreased by $225,082, a 7.9% decrease for the three months ended March 31, 2011, as compared to total revenues for the three months ended March 31, 2010. This decrease is due to a decrease in product revenue, as discussed below.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment and green new energy related equipment. Product revenues were $1,151,432, or 44% of total revenues for the three months ended March 31, 2011, as compared to $2,514,232, or 89% of total revenues, for the corresponding period in 2010. Product revenues decreased by $1,362,800, a 54% decrease over the same period in 2010. This decrease is primarily due to most of the Company’s orders being scheduled for delivery in the third and fourth quarter of this year.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers. Service revenues were $1,463,969, or 56.0% of total revenues, for the three months ended March 31, 2011, as compared to $326,251, or 11% of total revenues, for the corresponding period in 2010. Service revenues increased by $1,137,718, a 348.7% increase over the same period in 2010. This increase is primarily due to the increase in service contracts. In particular, the Company signed out-sourcing service contracts for making steel structured welding mechanical parts in the amount of RMB 9.74 million (approximately $1.5 million). These contracts are part of the Shenyang underground construction project. The Company started these contracts from the second quarter of 2010, therefore, no revenues of this kind were generated during the quarter ended March 31, 2010.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three months ended March 31, 2011, or the same period ended in 2010. With the Chinese government’s policy on supporting the energy saving industry and demand for industrial enterprises to conserve energy and reduce emission, we expect further develop our project business and to further adjust the Company’s revenue structure, and we believe that the revenues from energy saving projects will grow in 2011.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $1,815,919 for the three months ended March 31, 2011, as compared to $2,161,032 for the corresponding three month period in 2010, a decrease of $345,113 or approximately 16.0%. This decrease was primarily due to the decrease in products sold during this period.

The overall gross profit for the Company was $799,482 (30.6% margin) for the three months ended March 31, 2011, as compared to $679,451 (24% margin) for the corresponding three month period in 2010, an increase of $120,031. Although operating revenue in the first quarter of 2010 decreased by 7.9% over the same period in the prior year, the cost of revenue also decreased by 16.0% over the prior period, resulting in an 6.6% increase in the gross profit margin from the 2010 period to 2011 period.

Cost of Products

Total cost of products was $783,229 for the three months ended March 31, 2011, as compared to $1,948,347 for the corresponding three month period in 2010, an decrease of $1,165,118 or approximately 59.8%. This decrease is primarily due to the decrease in the number of products sold.

The gross profit for products was $368,203 (32.0%) for the three months ended March 31, 2011, as compared to $565,885(22.5%) for the corresponding three month period in 2010, a decrease of $197,682. This decrease is primarily due to the decrease in product revenues. Due to changing the product structure and applied new processing technology, the Company increased the number of products using iron-casting and other metal alloy casting in manufacturing flow control equipment to be used in power stations, which products have a higher gross margin. Therefore the overall product gross margin increased 9.5% for the three months ended March 31, 2011 compare to the corresponding period in 2010.

Cost of Services

The cost of services was $1,032,690 for the three months ended March 31, 2011, as compared to $212,685 for the corresponding three month period in 2010, an increase of $820,005 or approximately 385.5%. This increase is primarily due to an increase in service contracts.

The gross profit for services was $431,279 (29.5%) for the three months ended March 31, 2011, as compared to $113,566 (34.8%) for the corresponding period in 2010, an increase of $317,713 or approximately 279.8%. This increase is primarily due to the period-over-period increase in service revenues exceeding the period-over-period increase in cost of services. However, product collaboration processing services have lower gross margin in general. Thus, while the number of these service contracts increased over the prior period, the overall service margin decreased by 5.4% during the three month period ended by March 31, 2011.

Cost of Projects

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three months ended March 31, 2011, or the same period ended in 2010, therefore there was no cost of projects recognized during these periods. In 2011, we expect to further expand our energy conservation and emission reduction projects, including steam heat energy system reconstruction projects, industrial boiler and furnace retrofitting projects, and biomass utilization projects.

Operating Expenses

Total operating expenses were $327,753 for the three months ended March 31, 2011, as compared to $172,487 for the corresponding three month period in 2010, an increase of $155,266, or approximately 90%.  The increase of operating expenses is primarily due to the Company receiving its land use right for the new facility located in Yingzhou District Industrial Park, and starting to pay the land use right tax. There was an increase in legal and professional fees, and IR fees during the three months ended March 31, 2011. In addition, the amortization of issuance cost of the $960,000 convertible notes issued at the beginning of 2010 increased the operating expenses of the Company by $3,288 for the quarter ended March 31, 2011 compared to the same period in 2010.

Selling and Marketing Expenses

Sales and marketing expenses had no significant change for the three months ended March 31, 2011 as compared to corresponding three month period in 2010. The decrease is approximately $483, or approximately 2.7%. This decrease is primarily due to an increased number of product collaboration contracts with lower gross margin during this period. These contracts have relative lower selling and marketing expenses, and therefore reduced the total amount of selling and marketing expenses.

General and Administrative Expenses

General and administrative expenses were $310,489 for the three months ended March 31, 2011, as compared to $154,740 for the corresponding three month period in 2010, an increase of $155,749 or approximately 100.7%. The increase of general and administrative expenses is primarily due to the Company receiving its land use right for the new facility located in Yingzhou District Industrial Park, and starting to pay the land use right tax and also an increase in legal and professional fees and IR fees during the three month period ended March 31, 2011 compared to the same period for the prior year..

INCOME FROM OPERATIONS

Income from operations was $471,729, for the three months ended March 31, 2011, as compared to $506,964 for the corresponding three month period in 2010, a decrease of $35,235 or approximately 7.0%. This decrease is primarily due to a decrease in product revenue and the 90% increase in operating expenses.

Other (expense) Income

Other expense for the three months ended March 31, 2011 was $121,814, as compared to $80,401 for the corresponding three month period in 2010, an increase of $41,413. This difference is primarily due to the increase in interest expense of $41,834 from $80,644 for three months ended March 31, 2010 to $122,478 for the three months ended March 31, 2011. During the three months ended March 31, 2011, the Company obtained bank loan from domestic financial institution in China and issued a note payable to a non-affiliated Singapore company, and therefore incurred more interest expense as, compare to the same period for the prior year.

Income Tax Expense

For the three months ended March 31, 2011 and 2010, income tax expense was $57,589 and $59,380, respectively. The Company continues to enjoy a tax holiday in the PRC due to Nengfa Energy's foreign company status. During 2007, the Tieling City local government tax bureau in the PRC approved Nengfa Energy as a foreign investment enterprise. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 12.5% for the following three years.

As of March 31, 2011, the Company’s operations in the United States of America have resulted in $2,337,315 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2031, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $794,687 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

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

The Company’s effective income tax rate for the three months ended March 31, 2011 was 16.5%.

NET INCOME

Net income for the three months ended March 31, 2011 was $292,326, as compared to $367,183 for the corresponding three month period in 2010, a decrease of $74,857 or approximately 20.4%. This decrease is primarily due to the decrease in product revenue and an increase the operating expenses as the Company started to pay its land use right tax on its new production facility. In addition, there was an increase in interest expense due to an increase in amortization of discount of convertible notes and more interest incurred resulting from loans during the three months ended March 31, 2011, compare to the same period for the prior year. Therefore the overall net income decreased.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the three months ended March 31, 2011, net cash used in operating activities was $476,595. This was attributable primarily to net income of $292,326, adjusted by non-cash items of depreciation of $144,240, non-cash interest expense of $70,271 and a $983,432 of net cash utilization from changes in operating assets and liabilities. The increase was due primarily to the decrease in accounts receivable and retention receivable by $1,725,242, an increase in inventories by $459,625, the decrease in prepayment and other receivable by $702,816, a decrease in the accounts payable by $2,576,571, a decrease in income tax payable of $63,959, and a decrease in other payables and accrued liabilities by $311,335 in this period.

As of December 31, 2010, our outstanding accounts receivable was $14,658,067, this large accounts receivable balance is mainly due to the large increase in re-processing contracts for making steel structured welding mechanical parts. These contracts are part of the Shenyang underground construction project, with amount of RMB 32.5 million (approximately $4.8 million). By March 31, 2011, payments have been made gradually by this customer. Therefore the amount of accounts receivable and retention receivables at March 31, 2011 had decreased by $1,725,242 from December 31, 2010

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms, we take appropriate action to exhaust all means of collection, including seeking legal resolution in a court of law, for its collection efforts.

We offer the customers a free 12-months product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer for 12 months, until the product warranty has expired.

In addition, it is the Company practice to build up a larger inventory to be able to fulfill its contracts during the installation of the large infrastructure projects. The increase in inventories of $459,625 reflects a reasonable inventory level which corresponds to a number of contracts for products which have not been delivered or recognized as revenue by March 31, 2011. The reason for the large decrease in the prepayments and other receivables of $702,816 as compared to year end December 31, 2010, is due to decreases in prepayments to vendors for raw materials. As of December 31, 2010, the Company prepaid significant amount for the purchase of the raw materials. During the three months ended March 31, 2011, the raw material was delivered to the Company, thus the prepayment was decreased. The accounts payable decreased by $2,576,571, this is mainly due to the Company having made payments to the vendors. Because the decrease in revenue, the income tax payable decreased $63,959 for three month period ended March 31, 2011. The decrease of $311,335 in other payables and accrued liabilities is due to the decrease in value added tax payables.

Investing activities

For three months ended March 31, 2011, the net cash used in investing activities was $193,088, which is mainly due to amounts applied to construction in progress.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, in the PRC. Total estimated construction cost of the new manufacturing facility is approximately $16 million (including land use rights for approximately $3 million). As of December 31, 2010, the Company amortized $60,881 of land use right expense, which will continue to be equally amortized in the following years. By March 31, 2011, the Company amortized an addition $15,658 of land use right expense. The construction project is partially completed and put into operational use in the fourth quarter of 2010. The remainder of the construction project is expected to be fully completed by the mid 2011.

The Company rents its current manufacturing facility from a third party. The current facility has a designed capacity of approximately 6,000 tons per year. During the three months ended March 31, 2011, the Company utilized approximately 70% of its capacity. The new energy equipment manufacturing facility currently under construction will have two high standard numerical control machines installed, plus the current equipment, which will be moved to the new facility. If fully operated, the new facility will have a designed capacity to manufacture approximately 20,000 tons of flow control equipment on a yearly basis, and will also be able to manufacture 300 sets of key components of wind power equipment annually. Upon completion, the estimated manufacturing capacity of the new facility will be more than three times the capacity of the Company’s current facility.

The new facility and the installation of new and high quality machines should enhance the Company’s equipment manufacturing capacity and improve the productivity and precision level of its products. Furthermore, the Company will have the ability to expand the sale of its flow control equipment products into other markets.

Financing activities

For the three months ended March 31, 2011, net cash provided by financing activities was $2,909,815.

In 2010, the Company obtained a short-term bank loan of $1,522,047 (equivalent to RMB10,000,000) from a financial institution in the PRC, due December 21, 2011, which is secured by properties owned by its vendor and carries interest at a rate of 1.3 times the Bank of China Benchmark Lending Rate, payable monthly. The borrowing is guaranteed by Mr. Gang Li (the Company’s CEO) and a related party to him.

During the three months ended March 31, 2011, the Company obtained a short-term bank loan of $1,522,047 (equivalent to RMB10,000,000) from a financial institution in the PRC, due February 16, 2012, which carries interest at a rate of 1.3 times the Bank of China Benchmark Lending Rate, payable monthly. The borrowing was guaranteed by a guarantee company in Shenyang City, the PRC with a monthly fee of $3,044 for a term of twelve months. The effective interest rate is 7.7407% per annum for the period ended March 31, 2011.

As of March 31, 2011, the amount due to a related party of $377,353 represented a temporary advance made by the Company’s major stockholder, Pelaria International Ltd, which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which is unsecured, interest-free and with no fixed repayment term. Imputed interest on this amount is considered insignificant.

During the three months ended March 31, 2011, the Company obtained a short-term loan of $1,500,000 from a non-affiliated company in Singapore, due June 10, 2011, which carries interest at 2.5% per annum, payable at maturity.

We anticipate we will need additional working capital in 2011 and beyond to fund the Company’s new business plans to establish a manufacturing base for green new energy equipment and to develop comprehensive energy saving infrastructure projects for municipalities and energy conservation projects that include blast furnace power generation, low concentration coal bed methane power generation, steam heat energy saving projects and bio-mass gas generation. Furthermore, we may consider expanding the Company’s business lines. In order to maintain our leading position in energy-efficient flow control equipment manufacturing in China, we anticipate a continued and steady growth of the manufacture and sale of our flow control equipment. We may decide to pursue additional investments through the sale of equity or equity linked securities or debt financing to obtain the additional cash resources to fund our business and other future projects; however, there can be no assurance that we will be able to obtain additional funds on terms acceptable to the Company or at all. If we cannot obtain debt or equity financing to fund our working capital needs, our business development plan may be delayed and we may not be able to achieve the estimated revenue growth from service and projects or we may not be able to achieve our total revenues projections for this year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of March 31, 2011, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

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

NF Energy Saving Corporation
(Registrant)

Date: May 11, 2011	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: May 11, 2011	By:	/s/ Lihua Wang
Lihua Wang
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