Form 10-Q
period 2011-06-30
NF Energy Saving Corp
filed 2011-08-12
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation
 (Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 3105, Block C, 390 Qingnian Avenue, Heping District
Shenyang, P. R. China 110002
(Address of Principal Executive Offices)

(8624) 8563-1159
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes ☒ No

As of June 30, 2011, the registrant had 5,326,501 shares of common stock, $0.001 par value, issued and outstanding.

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

NF ENERGY SAVING CORPORATION (Unaudited) Condensed Consolidated Financial Statements For The Three and Six Months Ended June 30, 2011 And 2010

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Six Months ended June 30, 2011 and 2010	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2011	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-24

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$400,513	$823,717
Accounts receivable, net	15,638,806	14,658,067
Retention receivable	1,277,715	813,579
Inventories	1,202,638	823,398
Prepayments and other receivables	616,751	1,193,397

Total current assets	19,136,423	18,312,158

Construction in progress	10,788,483	8,027,219
Land use rights, net	3,096,517	3,058,507
Plant and equipment, net	4,021,969	4,166,584
Retention receivable, non-current	51,302	469,377

TOTAL ASSETS	$37,094,694	$34,033,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,354,317	$3,503,697
Short-term bank borrowings	3,094,059	1,512,447
Note payable, related party	1,500,000	-
Amount due to a related party	386,335	318,946
Income tax payable	65,356	121,136
Convertible promissory notes	960,000	-
Current portion of obligation under finance lease	198,290	492,264
Other payables and accrued liabilities	822,280	902,889

Total current liabilities	9,380,637	6,851,379

Long-term liabilities:
Convertible promissory notes	-	889,730
Obligation under finance lease	-	36,827

TOTAL LIABILITIES	9,380,637	7,777,936

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,326,501 shares issued and outstanding, respectively	5,326	5,326
Additional paid-in capital	8,443,563	8,443,563
Statutory reserve	1,965,556	1,965,556
Accumulated other comprehensive income	2,883,092	2,215,900
Retained earnings	14,416,520	13,625,564

Total stockholders’ equity	27,714,057	26,255,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,094,694	$34,033,845

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
REVENUE, NET:
Product	$4,103,236	$3,650,612	$5,254,668	$6,164,844
Services	783,160	3,192,200	2,247,129	3,518,451
Project	-	375,157	-	375,157
Total operating revenues, net	4,886,396	7,217,969	7,501,797	10,058,452

COST OF REVENUES:
Cost of products	3,180,480	2,316,196	3,963,709	4,264,543
Cost of services	583,435	2,572,151	1,616,125	2,784,836
Cost of project	-	306,378	-	306,378
Total cost of revenues	3,763,915	5,194,725	5,579,834	7,355,757

GROSS PROFIT	1,122,481	2,023,244	1,921,963	2,702,695

OPERATING EXPENSES:
Sales and marketing	26,873	14,905	44,137	32,652
General and administrative	416,729	198,770	727,218	353,510
Total operating expenses	443,602	213,675	771,355	386,162

INCOME FROM OPERATIONS	678,879	1,809,569	1,150,608	2,316,533

Other (expense) income:
Interest income	582	351	1,246	594
Interest expense	(82,631)	(154,136)	(205,109)	(234,780)

Total other expense	(82,049)	(153,785)	(203,863)	(234,186)

INCOME BEFORE INCOME TAXES	596,830	1,655,784	946,745	2,082,347

Income tax expense	(98,200)	(285,465)	(155,789)	(344,845)

NET INCOME	$498,630	$1,370,319	$790,956	$1,737,502

Other comprehensive income:
– Foreign currency translation gain	503,598	95,626	667,192	96,245

COMPREHENSIVE INCOME	$1,002,228	$1,465,945	$1,458,148	$1,833,747

Net income per share:
– Basic	$0.09	$0.26	$0.15	$0.33
– Diluted	$0.09	$0.26	$0.15	$0.32

Weighted average common shares outstanding:
– Basic	5,326,485	5,326,194	5,326,485	5,326,194
– Diluted	5,454,485	5,349,528	5,454,485	5,349,528

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$790,956	$1,737,502
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	289,976	145,395
Gain on disposal of plant and equipment	-	(223)
Interest expenses, non-cash	70,271	160,984
Change in operating assets and liabilities:
Accounts and retention receivable	(653,791)	3,628,816
Inventories	(355,780)	(1,322,393)
Prepayments and other receivables	595,195	(1,389,196)
Accounts payable	(1,213,686)	(181,458)
Income tax payable	(57,797)	44,417
Other payables and accrued liabilities	(93,832)	(901,289)

Net cash (used in) provided by operating activities	(628,488)	1,922,555

Cash flows from investing activities:
Purchase of plant and equipment	(21,663)	(16,728)
Payments on construction in progress	(2,544,583)	(2,759,833)
Proceeds from disposal of plant and equipment	-	1,251

Net cash used in investing activities	(2,566,246)	(2,775,310)

Cash flows from financing activities:
Advance from a related party	66,489	-
Payments on finance lease	(338,490)	(294,493)
Proceeds from convertible promissory notes	-	900,000
Proceeds from issuance of notes	1,500,000	526,720
Proceeds from short-term bank borrowings	1,527,142	-

Net cash provided by financing activities	2,755,141	1,132,227

Effect on exchange rate change on cash and cash equivalents	16,389	2,158

NET CHANGE IN CASH AND CASH EQUIVALENTS	(423,204)	281,630

BEGINNING OF PERIOD	823,717	227,329

END OF PERIOD	$400,513	$508,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$213,586	$261,945
Cash paid for interest	$123,537	$49,871

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

					Accumulated
					other		Total
	Common stock		Additional	Statutory	comprehensive	Retained	stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2011	5,326,501	$5,326	$8,443,563	$1,965,556	$2,215,900	$13,625,564	$26,255,909

Foreign currency translation adjustment	-	-	-	-	667,192	-	667,192

Net income for the period	-	-	-	-	-	790,956	790,956

Balance as of June 30, 2011	5,326,501	$5,326	$8,443,563	$1,965,556	$2,883,092	$14,416,520	$27,714,057

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 1	BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE – 2	ORGANIZATION AND BUSINESS BACKGROUND

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital		Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$	4,870,000	100%

Liaoning Nengfa Weiye Tei Fa Sales Co., Ltd. (“Sales Company”)	The PRC, a limited liability company	Sales and marketing of valves components and products in the PRC	RMB	5,000,000	99%

NFEC and its subsidiaries are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception through June 30, 2011, in which the Company holds 99%-majority equity interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the periods presented.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2011 and December 31, 2010, the allowance of doubtful accounts was $6,694 and $6,545, respectively.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until the product warranty is expired.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews quarterly historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended June 30, 2011 and 2010 was $15,854 and $15,220, respectively.

Amortization expense for the six months ended June 30, 2011 and 2010 was $31,512 and $30,440, respectively.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending June 30:
2012	$63,846
2013	63,846
2014	63,846
2015	63,846
2016	63,846
Thereafter	2,777,287

Total:	$3,096,517

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful life from the date on which the asset becomes fully operational and after taking into account its estimated residual values:

	Expected useful life	Residual value
Plant and machinery	3 – 20 years	5%
Furniture, fixture and equipment	5 – 8 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2011 and 2010 was $129,882 and $57,501, respectively.

Depreciation expense for the six months ended June 30, 2011 and 2010 was $258,464 and $114,955, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the three and six months ended June 30, 2011 and 2010.

(b)	Service revenue

Service revenue is primarily derived from energy-saving technical services or project management or sub-contracting services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis, for a period of service time from two to three and six months. Revenue is recognized, net of business taxes when the service is rendered and accepted by the customer.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(c)	Project revenue

For the energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation subject to the customers for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the three and six months ended June 30, 2011, the Company did not recognize any project revenue.

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

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes ” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three and six months ended June 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three and six months ended June 30, 2011 and 2010.

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

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiaries in the PRC maintain their books and records in their local currency, Renminbi Yuan ("RMB"), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement ”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:
	June 30, 2011	June 30, 2010
Period-end RMB:US$1 exchange rate	6.4640	6.8086
Average period RMB:US$1 exchange rate	6.5482	6.8348

•	Related parties

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two reportable operating segments in the PRC during the periods presented.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease, short-term bank borrowing, note payable and convertible promissory notes): cash, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, convertible promissory notes, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease, short-term bank borrowings, note payable, related party and convertible promissory notes approximate the carrying amount.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures ” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

NOTE – 4	CONSTRUCTION IN PROGRESS

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $16 million (including land use rights of approximately $3 million). The construction project is partially completed and began operations in the fourth quarter of 2010. The remainder of the construction project is expected to be fully completed during 2012.

NOTE – 5	SHORT-TERM BANK BORROWINGS

	June 30, 2011	December 31, 2010
		(Audited)
Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB10,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, repayable by December 21, 2011, which is secured by properties owned by its vendor and guaranteed by Mr. Gang Li (the Company’s CEO) and a related party to him	$1,547,029	$1,512,447

Equivalent to RMB10,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, repayable by February 16, 2012, which is guaranteed by a guarantee company in Shenyang City, the PRC	1,547,030	-

	$3,094,059	$1,512,447

The effective interest rate is 7.9628% per annum for the six months ended June 30, 2011.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 6	AMOUNT DUE TO A RELATED PARTY

As of June 30, 2011, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaria International Ltd (“Pelaria”), which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE – 7	NOTE PAYABLE, RELATED PARTY

In June 2011, the Company obtained a new short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), to repay a short-term loan due June 10, 2011. This note is unsecured, carries interest at 2.5% per annum, payable at maturity and repayable on May 31, 2012.

In March 2011, the Company obtained a short-term loan of $1,500,000 from an independent third party, due June 10, 2011. The borrowing carries interest at 2.5% per annum, payable at maturity. The loan was repaid in full at maturity.

NOTE – 8	CONVERTIBLE PROMISSORY NOTES

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

The Company engaged an independent appraiser to perform a valuation of the Notes and the Company determined that the notes should be recorded in accordance with ASC Topic 470-20, “Debt with conversion and other options”. The Company allocated the proceeds received between the notes and the warrants on a relative fair value basis. The relative fair values of the notes and the warrants determine the debt discount attributable to the warrants and are recorded as additional paid-in capital. The resulting discount on the Notes is being amortized over the life of the Notes using the effective interest method.

For the six months ended June 30, 2011, the Company recognized $70,271 as amortization of debt discount and recorded as interest expense in the statement of operations. As of June 30, 2011, the carrying value of the convertible promissory notes is amounted to $960,000.

On February 24, 2011, the Company and the holders of the Notes mutually agreed to extend the maturity date to February 24, 2012 and the Warrants were fully cancelled.

NOTE – 9	OBLIGATION UNDER FINANCE LEASE

The Company purchased certain equipment under finance lease agreements with an effective interest rate of 8.6% per annum, due through May 25, 2012, with principal and interest payable monthly. The obligation under finance leases were guaranteed by the Company’s executive officers and directors, Mr. Gang Li and Ms. Li Hua Wang.

NOTE – 10	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2011	December 31, 2010
		(Audited)

Rent payable	$19,338	$41,592
Payable to equipment vendors	33,259	111,558
Customer deposits	89,955	18,916
Value added tax payable	174,833	248,385
Provision for contingent liability	200,000	200,000
Accrued operating expenses	278,056	256,706
Other payable	26,839	25,732

	$822,280	$902,889

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 11	INCOME TAXES

For the six months ended June 30, 2011 and 2010, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Six months ended June 30,
	2011	2010
Tax jurisdiction from:
- Local	$(362,898)	$(301,508)
- Foreign	1,309,643	2,383,855

Income before income taxes	$946,745	$2,082,347

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

As of June 30, 2011, the operation in the United States of America incurred $2,530,402 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $860,337 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2011 and 2010 is as follows:

	Six months ended June 30,
	2011	2010

Income before income taxes from PRC operation	$1,309,643	$2,383,855
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	327,411	595,963

Effect from non-deductible item	1,464	53,417
Effect from tax holiday	(163,744)	(304,535)
Tax adjustments	(9,342)	-

Income tax expense	$155,789	$344,845

NOTE – 12	WARRANTS

Transactions involving warrants during the six months ended June 30, 2011 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2011	87,334	$4.5 – 10.0	$8.50	$5.39

Warrants granted	-	-	-	-
Warrants cancelled	(64,000)	(10.00)	(10.00)	(4.46)
Warrants exercised	-	-	-	-

Balance as of June 30, 2011	23,334	$4.50	$4.50	$7.93

The warrants were cancelled in relation to the extension of convertible promissory notes.

The Company measured the fair value of warrants on the grant date, using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 13	SEGMENT INFORMATION

•	Segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Energy-saving related business – production of wind-energy equipment, provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and six months ended June 30, 2011 and 2010. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$4,103,236	$-	$4,103,236
- Services	783,160	-	783,160
Total operating revenues	4,886,396	-	4,886,396
Cost of revenues	(3,763,915)	-	(3,763,915)

Gross profit	$1,122,481	$-	$1,122,481
Depreciation and amortization	145,736	-	145,736
Total assets	37,094,694	-	37,094,694
Expenditure for long-lived assets	$2,373,158	$-	$2,373,158

	Six months ended June 30, 2011
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$5,254,668	$-	$5,254,668
- Services	2,247,129	-	2,247,129
Total operating revenues	7,501,797	-	7,501,797
Cost of revenues	(5,579,834)	-	(5,579,834)

Gross profit	$1,921,963	$-	$1,921,963
Depreciation and amortization	289,976	-	289,976
Total assets	37,094,694	-	37,094,694
Expenditure for long-lived assets	$2,566,246	$-	$2,566,246

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30, 2010
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$3,650,567	$45	$3,650,612
- Services	3,192,200	-	3,192,200
- Project	-	375,157	375,157
Total operating revenues	6,842,767	375,202	7,217,969
Cost of revenues	(4,888,304)	(306,421)	(5,194,725)

Gross profit	1,954,463	68,781	2,023,244
Depreciation and amortization	71,206	1,515	72,721
Total assets	26,378,711	1,864,727	28,243,438
Expenditure for long-lived assets	$541,814	$-	$541,814

	Six months ended June 30, 2010
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$5,925,091	$239,753	$6,164,844
- Services	3,518,451	-	3,518,451
- Project	-	375,157	375,157
Total operating revenues	9,443,542	614,910	10,058,452
Cost of revenues	(6,818,377)	(537,380)	(7,355,757)

Gross profit	2,625,165	77,530	2,702,695
Depreciation and amortization	135,732	9,663	145,395
Total assets	26,378,711	1,864,727	28,243,438
Expenditure for long-lived assets	$2,776,561	$-	$2,776,561

NOTE – 14	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended June 30, 2011 and 2010, the customer who accounts for 10% or more of the Company’s revenues and its outstanding accounts receivable balances as at period-end dates, are presented as follows:

		Three months ended June 30, 2011			June 30, 2011
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$1,961,891	40%		$6,574,768
Customer B		1,958,109	40%		3,871,052
Customer C		506,981	10%		277,986

	Total:	$4,426,981	90%	Total:	$10,723,806

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

		Six months ended June 30, 2011			June 30, 2011
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$3,078,458	41%		$6,574,768
Customer B		1,958,109	26%		3,871,052
Customer D		1,310,872	18%		3,783,450

	Total:	$6,347,439	85%	Total:	$14,229,270

		Three months ended June 30, 2010			June 30, 2010
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$1,551,538	22%		$4,177,157
Customer B		1,673,949	23%		203,566
Customer D		2,452,946	34%		384,127

	Total:	$5,678,433	79%	Total:	$4,764,850

		Six months ended June 30, 2010			June 30, 2010
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer A		$1,599,444	16%		$4,177,157
Customer B		1,673,949	17%		203,566
Customer D		2,452,946	24%		384,127

	Total:	$5,726,339	57%	Total:	$4,764,850

(b)         Major vendors

For the three and six months ended June 30, 2011 and 2010, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at period-end dates, are presented as follows:

		Three months ended June 30, 2011			June 30, 2011
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendors A		$1,955,098	59%		$487,231
Vendors B		327,328	10%		448,774

	Total:	$2,282,426	69%	Total:	$936,005

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

		Six months ended June 30, 2011			June 30, 2011
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendors A		$3,049,023	57%		$487,231
Vendors B		681,216	13%		448,774

	Total:	$3,730,239	70%	Total:	$936,005

		Three months ended June 30, 2010			June 30, 2010
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendors A		$2,455,453	39%		$-
Vendors C		713,395	11%		-

	Total:	$3,168,848	50%	Total:	$-

For the six months ended June 30, 2010, one vendor represented more than 10% of the Company’s purchases, who accounted for 40% of the Company’s purchase amounting to $3,435,468, with $0 of accounts payable.

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

The Company’s interest-rate risk arises from borrowing under note payable, finance lease and short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

NOTE – 15	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company was committed under a non-cancelable operating lease with fixed monthly rentals, due through February 9, 2012. Costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rent expense and totaled approximately $22,907 and $23,776 for the six months ended June 30, 2011 and 2010.

As of June 30, 2011, the Company has future minimum rent payments of $26,725 due under this non-cancelable operating lease in the next twelve months.

(b)	Capital commitments

As of June 30, 2011, the Company is committed to the future contingent payments of approximately $0.8 million on the purchase of new plant and equipment and third party contractors relating to its construction project in the next twelve months.

(c)	Unused credit facility

The Company obtained a credit facility with the maximum limit of $5.88 million (equivalent to RMB40 million), in a term of 2 years, expiring on June 28, 2012. Advances under this credit facility are unsecured and bear interest at an annual rate of 1.3 times the Bank of China Benchmark Lending Rate, payable monthly. There were no borrowings under this credit facility as of June 30, 2011.

(d)	Litigation

Robert E. Dawley v. NF Energy Corp. of America, M.D. Fla. Case no. 6:10-cv-0115-Orl-22DAB. Robert Dawley commenced this action in the United States District Court for the Middle District of Florida against the Company, Mr. Gang Li and the Company's litigation counsel on October 1, 2010. The allegations in this action are identical to those that Dawley raised in a prior proceeding in which the United States Court of Appeals for the Eleventh Circuit entered judgment against him and in favor of the Company.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Upon motion of the Defendants, in an order dated December 29, 2010, the District Court dismissed six of Dawley’s ten claims on the grounds that they were precluded by the Eleventh Circuit’s prior judgment. Dawley attempted to appeal the District Court’s order to the Eleventh Circuit. (Dawley v. NF Energy Saving Corp. of America, U.S.C.A. 11th Cir. appeal no. 11-10201-F.) But, the Eleventh Circuit dismissed Dawley’s appeal as premature. Dawley asked the Eleventh Circuit to reconsider, but it declined.

The District Court, in an order dated July 19, 2011, dismissed Dawley’s remaining four claims with prejudice on the grounds that he had failed to plead them with the specificity required by law. The District Court then entered Judgment against him on July 20, 2011. Dawley filed a Notice of Appeal of the District Court’s Judgment on July 25, 2011.

As of June 30, 2011, the Company accrued $200,000 for this contingent liability and the Company’s executive officers and directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

NOTE – 16	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2011 through the date the condensed financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

NF Energy Saving Corporation was incorporated under the laws of the State of Delaware in the name of Galli Process, Inc. on October 31, 2000 for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company further changed its name to NF Energy Saving Corporation, in both instances to more accurately reflect our business after a stock exchange transaction with Neng Fa. Our principal place of business is Room 3106, Tower C, 390 Qingnian Avenue, Heping District, Shenyang, P. R. China 110015. Our telephone number is (8624) 8563-1159.

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

NFEC specializes in the energy technology business. We provide energy saving technology consulting, optimization design services, and contractual energy management services to China’s electric power, petrochemical, coal, metallurgy, construction, municipal infrastructure development industries, as well as customized comprehensive solutions for energy-saving emission reduction. We also are engaged in the manufacturing and sales of the energy-saving flow control equipment. According to analysis of ESCO Committee of the China Energy Conservation Association, our flow control equipment business currently holds a leading position in China. The Company has the Det Norske Veritas Management System Certificate which certifies that our products conform to the Management System Standard ISO9001:2000. We have been a member of the Chicago Climate Exchange since 2006. In October 2010, the Company was awarded the Energy Conservation Services Company status by China’s National Development and Reform Commission. As a company awarded this status, we are eligible to supply equipment and services which, when installed, qualify our customers for tax benefits under China’s new energy conservation service. These benefits include for the EMC projects awarded energy conservation status, 1) as the service company, Nengfa Energy’s taxable operating income is temporarily tax free. This means Nengfa Energy is entitled to three-year exemption from corporate income tax from the year of the beginning of generating operating income from an energy conservation project. In addition, the Company is entitled to a reduced corporate income tax rate of 12.5% for the following three year.; and 2) when Nengfa Energy transfers the value-added taxable goods to the energy consuming enterprises, its customers are eligible for value-added tax refunds.

Our principal development focus is to complete the construction of our new manufacturing facility which will enhance the Company’s product lines and expand the manufacturing capacity for our products.  In conjunction with the planned facility expansion, we also will undertake efforts to optimize the business structure of the Company, develop other low-carbon technologies, and promote energy-saving technologies efficiency as part of our sales efforts. We aim to become a leader in the energy saving service industry by integrating products and services in new energy sources, energy conservation and environmental protection.

Examples of contracts entered into by the Company or its subsidiaries are:

•
In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.

•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.
•
In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•
In 2010, the Company received contracts for our products and services to be used in over 50 companies, including Chongqing Water Turbine Company, Chongqing Fangneng Electricity Power Company, Zhejiang Zheneng Jiahua Electricity Power Co. Ltd, and Shaoxing Binhai Thermal Power Company, and a project contract with Fuxin County in Inner Mongolian.

•
In 2011, the Company received contracts from Shenyang Mining Machinery Group Co., Ltd, Jiangsu Changshu Power Co. Ltd., Guangdong Power Plant Supply Co. Ltd. and the Beijing South to North Water Diversion Operation and Management Center.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, industry pricing and technology trends, evolving industry standards, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our products on a timely basis and in compliance with our contract terms; 2) our ability to compete effectively with other companies in our industry segments; 3) our ability to raise capital or generate sufficient working capital in order to effectuate our business plan; 4) our ability to retain our key executives; and 5) our ability to win and perform significant construction and infrastructure projects.

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

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers over a period from one to six months. When the Company completes production in accordance with the customer’s specification, the customer is required to inspect the finished products at the Company’s plant to approve quality and conformity and make final acceptance. Once the product is accepted by the customer, the Company undertakes delivery to the customer, usually within a month.

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

(2) For contracts that involve whole system installation and operational tests
(a)     10 to 20% of the contract value will be paid by the customer upon signing the contracts
(b)     50 to 60% of the contract value will be paid upon completion and successful inspection of the products by, and delivery to, the customer
(c)     20 to 25% of the contract value will be paid when system installation and operational testing is complete
(d)     5 to 10% of the contract value will be paid within 12 months (from operation date) as warranty retention for the product, if warranty stated in the contract term.

2.	Services
(a)     10 to 15 % of the contract value will be paid by the customer upon signing the contract.
(b)     The remaining contract value will be paid by the customer upon the completion of the service (with credit terms from 30 to 90 days).

3.	Projects	Payments based on the achievement of certain milestones to be achieved over the term of the project.

In general, accounts receivable with aging within 90 days, between 91 and 180 days, and between 181 and 360 days represent approximately 30-40%, 50-60%, and 5%-15%, respectively, of the total accounts receivable. The Company is highly aware the risk of default, and as a result, we control accounts receivable with aging above one year, which account for 1% of the total accounts receivable.

For most of our contracts, our customers are generally large or stated-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phrases over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. As is standard in our industry practice, we are paid by these contractors and/or developers when they have been paid by the local government or state-owned enterprises after the full inspection of each milestone during each construction phrase. Given that the construction of these infrastructure projects are very large, complex, and require a high quality level at completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable in a timely manner or only after a period longer than our agreed payment terms.

We have a high level of assurance on the recoverability of these accounts receivable, based on our ongoing assessment of customers’ credit-worthiness and their payment history. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we specifically evaluate the structure and collectability of accounts receivable and for receivables that are past due or not being paid according to the payment terms, we take appropriate action to exhaust all means of collection, including seeking legal resolution in a court of law. For customers with large amounts of accounts receivable, we may take other steps, such as limiting sales and changing payment terms and requesting forms of security. We will consider an adjustment to the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments.

Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Product Warranties

Under the terms of the contracts, the Company offers the customers a free 12 to 24 month of product warranty on a case-by–case basis, depending upon the type of customer, and the nature and size of the infrastructure project. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns under this warranty provision.

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

Income Taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes ” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The reporting currency of the Company is the United States dollar ("US$"). The Company's subsidiaries in the PRC, Nengfa Energy and Sales Company maintain their books and records in the local currency of the PRC, the Renminbi ("RMB"), which is the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2011	June 30, 2010
Period-end RMB:US$1 exchange rate	6.4640	6.8086
Average period RMB:US$1 exchange rate	6.5482	6.8348

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

On April 6, 2010, the State Council of the PRC approved the “Opinion on Accelerating the Implementation of Energy Management Contract to Promote the Development of Energy Service Industry,” (“the Opinion”) which was proposed by the National Development and Reform Commission, the Ministry of Finance, the People’s Bank of China and the State Taxation Administration. A series of new tax benefits will stimulate China’s domestic energy conservation projects and services development. NF Energy will further develop its energy conservation projects by using the  “Energy Management Contract” (“EMC”) and “Energy Performance Certificate” models.

The stimulation plan of expanding environmental infrastructure that the Chinese government is implementing should provide the Company with an opportunity to provide energy saving services to  government-supported infrastructure projects and to industrial companies’ energy saving infrastructure improvements. In October 2010, the Company was recommended as one of the first batch of “Energy Saving Service Companies” by China’s National Development and Reform Commission, and consequently, we believe that we will benefit from the government’s new tax incentive policy for energy saving service companies.

China’s Twelfth Five-Year Plan, promulgated in early 2011, promotes seven strategic emerging industries including new energy and renewable energy. The production of hydropower development continues to increase in major river valleys, and it is anticipated that the expected scale of the projects will be over 20 million kilowatts, with total installed capacity will reaching 220 million kilowatts. Over the next 10 years,  fixed asset investment in hydro development is expected to be 4 trillion RMB, which is 400 billion RMB annual investment on average. In 2009, hydro investment stood at 180 billion RMB, implying an annual growth rate of 122% over the next decade. Investment in hydro power is expected to be between 800 and 900 billion RMB for the next 5 years; the investment on re-installed incremental capacity in Twelfth Five- Year Plan should triple the actual investment realized during the Eleventh Five-Year Plan.

The Company believes that the above measures of energy-saving technological improvements have considerable economic benefits after their implementation by the end-user.  As noted, the benefits are not only in the improved operations, but are also reflected in cleaner operations, pollution reduction, and lower energy consumption and costs.  Some of these elements also can also make a company eligible to receive pollution credits, which can add directly to the bottom line of operation of a plant.  Additionally, the by-products may also provide a source of additional income.

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

REVENUES

Total revenues were $4,886,396 and $7,501,797 for the three and six months ended June 30, 2011, respectively, as compared to $7,217,969 and $10,058,452 for the corresponding period in 2010. Total revenues decreased by $2,331,573 and $2,556,655, a 32.30% and 25.42% decrease for the three and six months ended June 30, 2011, respectively, as compared to total revenues for the three and six months ended June 30, 2010. The decrease was primarily due to the decrease in products and service revenue as described below.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment and new green energy related equipment. Product revenues were $4,103,236 and $5,254,668, or 83.97% and 70.05% of total revenues for the three and six months ended June 30, 2011, respectively, as compared to $3,650,612 and $6,164,844, or 50.58% and 61.29% of total revenues, for the corresponding period in 2010, respectively. Product revenues increased by $452,624, a 12.4% increase over the three months ended June 30, 2010 and decreased by $910,176, or 14.76% decrease over the six months ended June 30, 2010. The decrease in product revenue was primarily due to the disruption in the Company's operations due to the need to transfer equipment to the Company’s new production facilities and recalibrate it once on site.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers. Service revenues were $783,160 and $2,247,129, or 16.03% and 29.95% of total revenues, for the three and six months ended June 30, 2011, respectively, as compared to $3,192,200 and $3,518,451, or 44.23% and 34.98% of total revenues, for the corresponding period in 2010, respectively. Service revenues decreased by $2,409,040 and $1,271,322, or 75.47% and 36.13% decrease over the same period in 2010. This decrease is primarily due to the effect of the moving of machineries to the new plant.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three and six months ended June 30, 2011, as compared to $375,157 for the same period ended in 2010. Given the economic uncertainity of the small-cap Chinese companies in the U.S. market, a project originally planned for the first half of the year was postponed several times, which hindered the investment in energy-saving project. We expect to continue to develop our projects business and to further adjust the Company’s revenue structure, expanding domestic financing resources. We believe that revenues from energy saving projects will grow in 2011 and beyond.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $3,763,915 and $5,579,834 for the three and six months ended June 30, 2011, respectively, as compared to $5,194,725 and $7,355,757 for the corresponding three and six months in 2010, respectively, a decrease of $1,430,810 and $1,775,923 or approximately 27.54% and 24.14% decrease. This decrease was primarily due to the decrease in products sold during this period.

The overall gross profit for the Company was $1,122,481 and $1,921,963 (22.97% and 25.62% margin) for the three and six months ended June 30, 2011, respectively, as compared to $2,023,244 and $2,702,695 (28.03% and 26.87% margin) for the corresponding three and six months in 2010, respectively, a decrease of $900,763 and $780,732, a 44.52% and 28.89% decrease compared to the corresponding period in 2010. This decrease was primarily due to the decrease in total revenues.

Cost of Products

Total cost of products was $3,180,480 and $3,963,709 for the three and six months ended June 30, 2011, respectively, as compared to $2,316,196 and $4,264,543 for the corresponding three and six months period in 2010, respectively, a increase of $864,284, or 37.31% and decrease of $300,834 or approximately 7.05%, respectively. This decrease is primarily due to the decrease in the number of products sold.

The gross profit for products was $922,756 (22.49% margin) and $1,290,959 (24.57% margin) for the three and six months ended June 30, 2011, respectively, as compared to $1,334,416 (36.55% margin) and $1,900,301(30.82% margin) for the corresponding three and six months in 2010, respectively, a decrease of $411,660 (30.85%) and $609,342 (32.07%). This decrease is primarily due to the decrease in product revenues. Due to having to move our equipment to a new manufacturing facility, the company had to purchase products directly from other manufacturers, resulting the lower margins and higher costs.

Cost of Services

The cost of services was $583,435 and $1,616,125, for the three and six months ended June 30, 2011, respectively, as compared to $2,572,151 and $2,784,836 for the corresponding three and six month period in 2010, respectively, a decrease of $1,988,716 and $1,168,711 or approximately 77.32% and 41.97%. This decrease is primarily due to a decrease in service revenues.

The gross profit for services was $199,725 (25.5% margin) and $631,004 (28.08% margin), for the three and six months ended June 30, 2011, respectively, as compared to $620,049 (19.42% margin) and $733,615 (20.85% margin) for the corresponding period in 2010, respectively, a decrease of $420,324 and $102,611, or approximately 67.79% and 13.99%.

Cost of Projects

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three and six months ended June 30, 2011, therefore there was no cost of projects recognized during these periods. In 2011, we will continue to develop domestic financing resources and try to develop energy-saving projects.

Operating Expenses

Total operating expenses were $443,602 and $771,355 for the three and six months ended June 30, 2011, respectively, as compared to $213,675 and $386,162 for the corresponding three and six months period in 2010, respectively, an increase of $229,927 and $385,193, or approximately 107.61% and 99.75%.  The increase of operating expenses is primarily due to the Company receiving its land use rights for the new facility located in Yinzhou District Industrial Park, starting to pay the land use rights tax and occurring the amortization of intangible assets for the land use right. The Company also starts to pay the NASDAQ listing fees. There was an increase in legal and professional fees, and IR fees during the six months ended June 30, 2011.

Selling and Marketing Expenses

The selling and marketing expenses were $26,873 and $44,137 for the three and six months ended June 30, 2011, respectively, as compared to $14,905 and $32,652 for corresponding three and six months period in 2010, respectively, an increase of $11,968 and $11,485, or 80.30% and 35.17%. This increase is primarily due to the expenses of $15,271 incurred in the first half of 2011 for technology consultant services.

General and Administrative Expenses

General and administrative expenses were $416,729 and $727,218 for the three and six months ended June 30, 2011, respectively, as compared to $198,770 and $353,510 for the corresponding three and six months period in 2010, respectively, an increase of $217,959 and $373,708 or approximately 109.65% and 105.71%. The increase of general and administrative expenses is primarily due to the Company receiving its land use right for the new facility located in Yinzhou District Industrial Park, and starting to pay the land use right tax. Moreover, the increase of general and administrative expenses is also due to an increase in legal and professional fees and IR fees during the six month period ended June 30, 2011 compared to the same period for the prior year.

INCOME FROM OPERATIONS

Income from operations was $678,879 and $1,150,608, for the three and six months ended June 30, 2011, respectively, as compared to $1,809,569 and $2,316,533 for the corresponding three and six months period in 2010, respectively, a decrease of $1,130,690 and $1,165,925 or approximately 62.48% and 50.33%. This decrease is primarily due to a decrease in product revenue and the increase in operating expenses.

Other (Expenses) Income

Other expense for the three and six months ended June 30, 2011 were $82,049 and $203,863, as compared to $153,785 and $234,186, respectively, for the corresponding three and six months period in 2010, respectively, a decrease of $71,736 and $30,323, or approximately 46.65% and 12.95%. This is primarily due to the decrease in interest expense for the loans the company obtained from two Chinese financial institutions in December 2010 and February 2011, in the total amount of $3,094,059 (RMB 20 million). In addition, the expenses for the convertible note issued to the investors in 2010 was fully amortized in the first quarter of 2010, cause the decrease of the expense. Therefore, the interest expenses were $82,631 and $205,109 for the three and six months ended June 30, 2011, respectively, compared to $154,136 and $234,780 for the corresponding period in 2010, respectively, a decrease of $71,505 and $29,671 or approximately 46.39% and 12.64%.

Income Tax Expense

For the three and six months ended June 30, 2011, income tax expense was $98,200 and $155,789, respectively, as compared to $285,465 and $344,845 for the same period in 2010, respectively, a decrease of $187,265 and $189,056, or 65.60% and 54.82%. This decrease was due to the decrease in income tax. The Company continues to enjoy a tax holiday in the PRC due to Nengfa Energy's foreign company status. Hence, retroactively effective from January 1, 2007, Nengfa Energy is entitled to a two-year exemption from corporate income tax and a reduced corporate income tax rate of 12.5% for the following three years.

As of June 30, 2011, the Company’s operations in the United States of America have resulted in $2,530,402 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2031, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $860,337 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

Effective from January 1, 2008, the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) became operative. Under the New CIT Law, Nengfa Energy, as a foreign investment enterprise, continues to enjoy the unexpired tax holiday of 50% reduction on the unified income tax through 2011, subject to a transitional policy. The Sales Company is a domestic company, which is subject to the unified statutory income tax rate of 25%.

The Company’s effective income tax rate for the six months ended June 30, 2011 was 16.5%.

NET INCOME

Net income for the three and six months ended June 30, 2011 were $498,630 and $790,956, respectively, as compared to $1,370,319 $1,737,502 for the corresponding three and six months period in 2010, respectively, a decrease of $871,689 and $946,546 or approximately 63.61% and 54.48%. This decrease is primarily due to the decrease in product revenue and an increase the operating expenses as the Company started to pay its land use right tax on its new production facility. Therefore the overall net income decreased.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the six months ended June 30, 2011, net cash used in operating activities was $628,488. This was attributable primarily to net income of $790,956, adjusted by non-cash items of depreciation and amortization of $289,976, non-cash interest expense of $70,271 and a $1,779,691 of net cash utilization from changes in operating assets and liabilities. The net cash utilization of $1,779,691 was due primarily to an increase in accounts and retention receivable by $653,791, an increase in inventories by $355,780, a decrease in prepayment and other receivable by $595,195, a decrease in the accounts payable by $1,213,686, a decrease in income tax payable of $57,797, and a decrease in other payables and accrued liabilities by $93,832 in this period.

As of June 30, 2011, our outstanding accounts receivable was $15,638,806. This large accounts receivable balance is mainly due to the large increase in re-processing contracts for making steel structured welding mechanical parts. These contracts are part of the Shenyang underground (metro) construction project, in the amount of RMB 9.74 million (approximately $1.49 million). Therefore the amount of accounts receivable and retention receivables at June 30, 2011 increased by $653,791 from December 31, 2010.

As of June 30, 2011, accounts receivable was $15,638,806, 76% of which is product revenue account receivable and 24% of which is service revenue accounts receivable. The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those accounting for at least 1% of the total accounts receivable. There is no credit risk from the Company’s customer’s balance sheet. As of June 30, 2011, the Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	over 365 days
Product	11,889,463	4,970,668	2,083,401	4,772,502	62,892
Service	3,755,045	407,907	1,512,340	1,834,798	-
	15,644,508	5,378,575	3,595,741	6,607,300	62,892
Less: allowance for doubtful accounts	(5,702)	-	-	-	(5,702)
Accounts receivable, net	15,638,806	5,378,575	3,595,741	6,607,300	57,190

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. We take appropriate action to exhaust all means of collection, including seeking legal resolution in a court of law, for its collection efforts.

We offer the customers a free 12 to 24 months product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

In addition, it is the Company's practice to build up a larger inventory to be able to fulfill its contracts during the installation of the large infrastructure projects. The increase in inventories of $355,780 is for the raw materials purchased in advance to meet the Company’s production needs, the increase reflects a reasonable inventory level which corresponds to a number of contracts for products which have not been delivered or recognized as revenue by June 30, 2011. The reason for the large decrease in the prepayments and other receivables of $595,195 as compared to the same period of 2010 is due to decreases in prepayments to vendors for raw materials. The accounts payable decreased by $1,213,686, this is mainly due to the Company having made payments to the vendors. Because the decrease in revenue, the income tax payable decreased $57,797 for six month period ended June 30, 2011. The decrease of $163,531 in other payables and accrued liabilities was due to the decrease of value added tax.

Investing activities

For six months ended June 30, 2011, the net cash used in investing activities was $2,566,246, which is mainly due to amounts paid to contractors or equipment vendors in connection with the construction of our new facility.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province. Total estimated construction cost of the new manufacturing facility is approximately $16 million (including land use rights of approximately $3 million). The construction project was partially completed and put into operational use in the fourth quarter of 2010. The remainder of the construction project is expected to be fully completed during 2012.

The Company rents its current manufacturing facility from a third party. The current facility has a designed capacity of approximately 6,000 tons per year. During the six months ended June 30, 2011, the Company utilized approximately 65% of its capacity. The new energy equipment manufacturing facility has two high standard numerical control machines installed. If fully operated, the new facility will have a designed capacity to manufacture approximately 20,000 tons of flow control equipment on a yearly basis. Upon completion, the estimated manufacturing capacity of the new facility will be more than three times the capacity of the Company’s previous facility.

The new facility and the installation of new and high quality machines should enhance the Company’s equipment manufacturing capacity and improve the productivity and precision level of its products. Furthermore, the Company will have the ability to expand the sale of its flow control equipment products into other markets.

Financing activities

For the six months ended June 30, 2011, net cash provided by financing activities was $2,755,141.

In 2010, the Company obtained a short-term bank loan of $1,5247,,029 (equivalent to RMB10,000,000) from a financial institution in the PRC, due December 21, 2011, which is secured by properties owned by its vendor and carries interest at a rate of 1.3 times the People’s Bank of China Benchmark Lending Rate, payable monthly. The borrowing is guaranteed by Mr. Gang Li (the Company’s CEO) and a related party to him.

In February 2011, the Company obtained another short-term bank loan of $1,547,030 (equivalent to RMB10,000,000) from a financial institution in the PRC, due February 16, 2012, which carries interest at a rate of 1.3 times the People’s Bank of China Benchmark Lending Rate, payable monthly. The borrowing was guaranteed by a guarantee company in Shenyang, with a monthly fee of $3,044 for a term of twelve months. The effective interest rate is 7.9628% per annum for the period ended June 30, 2011.

As of June 30, 2011, the amount due to a related party of $386,335 represented a temporary advance made by the Company’s major stockholder, which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which is unsecured, interest-free and bears no fixed repayment term. Imputed interest on this amount is considered insignificant.

In June 2011, the Company obtained a new short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), to repay a short-term loan due June 10, 2011. This note is unsecured, carries interest at 2.5% per annum, payable at maturity and repayable on May 31, 2012.

In March 2011, the Company obtained a short-term loan of $1,500,000 from an independent third party, due June 10, 2011. The borrowing carries interest at 2.5% per annum, payable at maturity. The loan was repaid in full at maturity.

We anticipate we will need additional working capital in 2011 and beyond to fund the Company’s new business plans to establish a manufacturing base for new green energy equipment and to develop comprehensive energy saving infrastructure projects for municipalities and energy conservation projects that include blast furnace power generation, low concentration coal bed methane power generation, steam heat energy saving projects and bio-mass gas generation. Furthermore, we may consider expanding the Company’s business lines. In order to maintain our leading position in energy-efficient flow control equipment manufacturing in China, we anticipate a continued and steady growth of the manufacture and sale of our flow control equipment. We may decide to pursue additional investments through the sale of equity or equity-linked securities or debt financing to obtain the additional cash resources to fund our business and other future projects; However, there can be no assurance that we will be able to obtain additional funds on terms acceptable to the Company or at all. If we cannot obtain financing to fund our working capital needs, our business development plan may be delayed and we may not be able to achieve the estimated revenue growth from service and projects or we may not be able to achieve our total revenues projections for this year.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the quarter covered by this report that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

      Robert E. Dawley v. NF Energy Corp. of America, M.D. Fla. case no. 6:10-cv-1015-Orl-22DAB.  Robert Dawley commenced this action in the United States District Court for the Middle District of Florida against the Company, Mr. Gang Li and the Company's litigation counsel on October 1, 2010.  The allegations in this action are identical to those that Dawley raised in a prior proceeding in which the United States Court of Appeals for the Eleventh Circuit entered judgment against him and in favor of the Company.

Upon motion of the Defendants, in an order dated December 29, 2010, the District Court dismissed six of Dawley’s ten claims on the grounds that they were precluded by the Eleventh Circuit’s prior judgment.  Dawley attempted to appeal the District Court’s order to the Eleventh Circuit.  (Dawley v. NF Energy Saving Corp. of America, U.S.C.A. 11th Cir. appeal no. 11-10201-F.)  But, the Eleventh Circuit dismissed Dawley’s appeal as premature.  Dawley asked the Eleventh Circuit to reconsider, but it declined.

The District Court, in an order dated July 19, 2011, dismissed Dawley’s remaining four claims with prejudice on the grounds that he had failed to plead them with the specificity required by law.  The District Court then entered Judgment against him on July 20, 2011.  Dawley filed a Notice of Appeal of the District Court’s Judgment on July 25, 2011.

As of June 30, 2011, the Company accrued $200,000 for this contingent liability and the Company’s executive officers and directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

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

NF Energy Saving Corporation
(Registrant)

Date: August 12, 2011	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: August 12, 2011	By:	/s/ Lihua Wang
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