Form 10-Q
period 2011-09-30
NF Energy Saving Corp
filed 2011-11-10
CIK 1213660

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2011

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation
 (Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 3105, Block C, 390 Qingnian Avenue, Heping District
Shenyang, P. R. China 110002
(Address of Principal Executive Offices)

(8624) 8563-1159
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)☐Yes ☒ No

As of September 30, 2011, the registrant had 5,326,501 shares of common stock, $0.001 par value, issued and outstanding.

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

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION
F-1
ITEM 1 – FINANCIAL STATEMENTS

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 4 – CONTROLS AND PROCEDURE	35

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	36

ITEM 1A – RISK FACTORS	36

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	36

ITEM 4 – [RESERVED]	36

ITEM 5 – OTHER INFORMATION	36

ITEM 6 - EXHIBITS	36

SIGNATURES	37

PART I – FINANCIAL INFORMATION

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Nine Months ended September 30, 2011 and 2010	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2011	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-23

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$151,238	$823,717
Accounts receivable, net	8,391,055	14,658,067
Retention receivable	831,335	813,579
Inventories	846,054	823,398
Prepayments and other receivables	943,619	1,193,397

Total current assets	11,163,301	18,312,158

Construction in progress	18,793,745	8,027,219
Land use rights, net	3,110,486	3,058,507
Plant and equipment, net	4,026,758	4,166,584
Retention receivable, non-current	-	469,377

TOTAL ASSETS	$37,094,290	$34,033,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,000,625	$3,503,697
Short-term bank borrowings	3,124,121	1,512,447
Note payable, related party	1,500,000	-
Amount due to a related party	397,878	318,946
Income tax payable	47,072	121,136
Convertible promissory notes	960,000	-
Current portion of obligation under finance lease	110,154	492,264
Other payables and accrued liabilities	874,979	902,889

Total current liabilities	9,014,829	6,851,379

Long-term liabilities:
Convertible promissory notes	-	889,730
Obligation under finance lease	-	36,827

TOTAL LIABILITIES	9,014,829	7,777,936

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,326,501 shares issued and outstanding, respectively	5,326	5,326
Additional paid-in capital	8,443,563	8,443,563
Statutory reserve	1,965,556	1,965,556
Accumulated other comprehensive income	3,177,413	2,215,900
Retained earnings	14,487,603	13,625,564

Total stockholders’ equity	28,079,461	26,255,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,094,290	$34,033,845

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
REVENUE, NET:
Product	$2,314,623	$3,680,336	$7,569,291	$9,845,180
Services	279,022	3,987,846	2,526,151	7,506,297
Project	-	377,176	-	752,333
Total operating revenues, net	2,593,645	8,045,358	10,095,442	18,103,810

COST OF REVENUES:
Cost of products	1,879,605	2,569,018	5,843,314	6,833,561
Cost of services	216,486	2,318,911	1,832,611	5,103,747
Cost of project	-	308,028	-	614,406
Total cost of revenues	2,096,091	5,195,957	7,675,925	12,551,714

GROSS PROFIT	497,554	2,849,401	2,419,517	5,552,096

OPERATING EXPENSES:
Sales and marketing	27,630	25,786	71,767	58,438
General and administrative	297,401	290,972	1,024,619	644,482
Total operating expenses	325,031	316,758	1,096,386	702,920

INCOME FROM OPERATIONS	172,523	2,532,643	1,323,131	4,849,176

Other (expense) income:
Interest income	4,233	193	5,479	787
Interest expense	(86,515)	(152,369)	(291,624)	(387,149)
Total other expense	(82,282)	(152,176)	(286,145)	(386,362)

INCOME BEFORE INCOME TAXES	90,241	2,380,467	1,036,986	4,462,814

Income tax expense	(19,158)	(310,705)	(174,947)	(655,550)

NET INCOME	$71,083	$2,069,762	$862,039	$3,807,264

Other comprehensive income:
– Foreign currency translation gain	294,321	429,251	961,513	525,496

COMPREHENSIVE INCOME	$365,404	$2,499,013	$1,823,552	$4,332,760

Net income per share:
– Basic	$0.01	$0.39	$0.16	$0.71
– Diluted	$0.01	$0.38	$0.16	$0.70

Weighted average common shares outstanding:
– Basic	5,326,485	5,326,485	5,326,485	5,326,485
– Diluted	5,454,485	5,413,819	5,454,485	5,401,019

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$862,039	$3,807,264
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	437,732	218,760
Gain on disposal of plant and equipment	-	(223)
Interest expenses, non-cash	70,271	278,528
Change in operating assets and liabilities:
Accounts and retention receivable	(642,969)	1,334,833
Inventories	4,284	(915,044)
Prepayments and other receivables	283,090	(870,742)
Accounts payable	(1,592,088)	624,753
Income tax payable	(76,787)	107,681
Other payables and accrued liabilities	46,110	(1,424,577)
Net cash (used in) provided by operating activities	(608,318)	3,161,233

Cash flows from investing activities:
Purchase of plant and equipment	(34,005)	(36,345)
Payments on construction in progress	(2,743,197)	(3,513,416)
Proceeds from disposal of plant and equipment	-	1,254
Net cash used in investing activities	(2,777,202)	(3,548,507)

Cash flows from financing activities:
Advance from a related party	77,605	188,500
Payments on finance lease	(429,304)	(447,738)
Proceeds from issuance of notes	1,500,000	-
Proceeds from short-term bank borrowings	1,537,040	-
Proceeds from private placement	-	900,000
Net cash provided by financing activities	2,685,341	640,762

Effect on exchange rate change on cash and cash equivalents	27,700	11,027

NET CHANGE IN CASH AND CASH EQUIVALENTS	(672,479)	264,515

BEGINNING OF PERIOD	823,717	227,329

END OF PERIOD	$151,238	$491,844

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$251,657	$547,869
Cash paid for interest	$200,579	$55,661

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Prepayment for construction in progress in lieu of accounts receivable	$7,768,531	$-
Settlement of note payable to offset with accounts receivable	$-	$528,138
Construction in progress transfer to property, plant and equipment	$84,077	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity

Balance as of January 1, 2011	5,326,501	$5,326	$8,443,563	$1,965,556	$2,215,900	$13,625,564	$26,255,909

Foreign currency translation adjustment	-	-	-	-	961,513	-	961,513

Net income for the period	-	-	-	-	-	862,039	862,039
Balance as of September 30, 2011	5,326,501	$5,326	$8,443,563	$1,965,556	$3,177,413	$14,487,603	$28,079,461

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited consolidated financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception through September 30, 2011, in which the Company holds 99%-majority equity interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the periods presented.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2011 and December 31, 2010, the allowance of doubtful accounts was $6,759 and $6,545, respectively.

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended September 30, 2011 and 2010 was $16,063 and $14,969, respectively.

Amortization expense for the nine months ended September 30, 2011 and 2010 was $47,575 and $45,409, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending September 30:
2012	$64,466
2013	64,466
2014	64,466
2015	64,466
2016	64,466
Thereafter	2,788,156

Total:	$3,110,486

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value
Plant and machinery	10 – 20 years	5%
Furniture, fixture and equipment	5 – 8 years	5%

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2011 and 2010 was $131,693 and $58,396, respectively.

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $390,157 and $173,351, respectively.

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

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, these products are manufactured and configured to customer requirements. The Company typically produces and builds the energy saving flow control equipment for customers in a period from one to nine months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and product conditions, to its full satisfaction, at the Company’s plant. Once the product is accepted by the customer, the Company usually makes delivery to the customer within a month.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and has recorded no reserve for sales returns for the three and nine months ended September 30, 2011 and 2010.

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

For the energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the three and nine months ended September 30, 2011, the Company did not recognize any project revenue.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

For the three and nine months ended September 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its business primarily in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three and nine months ended September 30, 2011 and 2010.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2011	September 30, 2010
Period-end RMB:US$1 exchange rate	6.4018	6.6981
Average period RMB:US$1 exchange rate	6.5060	6.8164

•	Related parties

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The construction project is partially completed and will begin its operations in the fourth quarter of 2011. The remainder of the construction project is expected to be fully completed during 2012.

For the three months ended September 30, 2011, the Company transferred its accounts receivable due from two customers amounting to $7.8 million on a non-recourse basis to an independent project management company in the PRC as the prepayment for construction cost to complete the remaining construction of new manufacturing facility.

NOTE - 5	SHORT-TERM BANK BORROWINGS

	September 30, 2011	December 31, 2010
		(Audited)
Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB10,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, repayable by December 21, 2011, which is secured by properties owned by its vendor and guaranteed by Mr. Gang Li (the Company’s CEO) and a related party to him	$1,562,060	$1,512,447

Equivalent to RMB10,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, repayable by February 16, 2012, which is guaranteed by a guarantee company in Shenyang City, the PRC	1,562,061	-

	$3,124,121	$1,512,447

The effective interest rate is 8.144% per annum for the nine months ended September 30, 2011.

NOTE - 6	AMOUNT DUE TO A RELATED PARTY

As of September 30, 2011, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaria International Ltd (“Pelaria”), which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which is unsecured, interest-free with no fixed repayment term.

NOTE - 7	NOTE PAYABLE, RELATED PARTY

In June 2011, the Company obtained a new short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), to repay a short-term loan due June 10, 2011. This note is unsecured, carries interest at 2.5% per annum, payable at maturity and due on May 31, 2012.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Notes while outstanding had an effective interest at the rate of 6% per annum and, absent an “event of default,” are payable in shares of the Company’s Common Stock. Provided no "event of default" has occurred and is not then continuing, the Notes initially were to convert upon the earlier to occur of (i) the commencement of trading of the Company's Common Stock on a major US stock exchange, or (ii) one year after issuance. Upon conversion, the holders of the Notes shall receive such number of shares of Common Stock equal to the quotient obtained by dividing (a) the then-outstanding principal amount and accrued but unpaid interest on the Notes by (b) the then-current conversion price, which currently is $7.50 per share. The conversion price is subject to adjustment for stock dividends, splits, combinations and similar events. The Notes while outstanding were secured by a security interest in and lien upon all of the Company’s assets.

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

The Warrants, which were exercisable for shares of Common Stock at an exercise price of $10 per share and were to terminate five years thereafter. The exercise price is subject to adjustment for stock dividends, splits, combinations and similar events. The warrants also contained an exercise price ratchet adjustment in the event the Company issues warrants having an exercise price at less than the exercise price then in effect for the Warrants. The Company had agreed to provide the investors with “piggy-back” registration rights with respect to the shares of Common Stock issuable upon exercise of the Warrants.

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

For the nine months ended September 30, 2011, the Company recognized $70,271 as amortization of debt discount and recorded as interest expense in the condensed consolidated statement of operations. As of September 30, 2011, the carrying value of the convertible promissory notes is amounted to $960,000.

On February 24, 2011, the Company and the holders of the Notes mutually agreed to extend the maturity date to February 24, 2012 and the Warrants were fully cancelled.

NOTE - 9	OBLIGATION UNDER FINANCE LEASE

The Company purchased certain equipment under finance lease agreements with an effective interest rate of 8.6% per annum, due through May 25, 2012, with principal and interest payable monthly. The obligations under these finance leases were guaranteed by Mr. Gang Li (the Company’s CEO) and Ms. Lihua Wang (the Company’s CFO).

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE - 10	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2011	December 31, 2010
		(Audited)

Rent payable	$31,241	$41,592
Payable to equipment vendors	21,031	111,558
Customer deposits	305,451	18,916
Value added tax payable	65,162	248,385
Provision for contingent liability	200,000	200,000
Accrued operating expenses	244,284	256,706
Other payable	7,810	25,732
	$874,979	$902,889

NOTE - 11	INCOME TAXES

For the nine months ended September 30, 2011 and 2010, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Nine months ended September 30,
	2011	2010
Tax jurisdiction from:
- Local	$(446,144)	$(581,131)
- Foreign	1,483,130	5,043,945
Income before income taxes	$1,036,986	$4,462,814

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

As of September 30, 2011, the operations in the United States of America incurred $2,613,648 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $888,640 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine months ended September 30,
	2011	2010

Income before income taxes from PRC operation	$1,483,130	$5,043,945
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	370,783	1,260,986

Effect from non-taxable item	(5,138)	-
Effect from non-deductible item	2,975	9,697
Effect from tax holiday	(184,271)	(615,133)
Tax adjustments	(9,402)	-
Income tax expense	$174,947	$655,550

NOTE - 12	WARRANTS

Transactions involving warrants during the nine months ended September 30, 2011 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2011	87,334	$4.50 – 10.00	$8.50	$5.39

Warrants granted	-	-	-	-
Warrants cancelled	(64,000)	(10.00)	(10.00)	(4.46)
Warrants exercised	-	-	-	-

Balance as of September 30, 2011	23,334	$4.50	$4.50	$7.93

The warrants were cancelled in relation to the extension of convertible promissory notes.

The Company measured the fair value of warrants on the grant date, using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and nine months ended September 30, 2011 and 2010. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$2,314,623	$-	$2,314,623
- Services	279,022	-	279,022
Total operating revenues	2,593,645	-	2,593,645
Cost of revenues	(2,096,091)	-	(2,096,091)

Gross profit	$497,554	$-	$497,554
Depreciation and amortization	147,756	-	147,756
Total assets	37,094,290	-	37,094,290
Expenditure for long-lived assets	$210,956	$-	$210,956

	Nine months ended September 30, 2011
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$7,569,291	$-	$7,569,291
- Services	2,526,151	-	2,526,151
Total operating revenues	10,095,442	-	10,095,442
Cost of revenues	(7,675,925)	-	(7,675,925)

Gross profit	$2,419,517	$-	$2,419,517
Depreciation and amortization	437,732	-	437,732
Total assets	37,094,290	-	37,094,290
Expenditure for long-lived assets	$2,777,202	$-	$2,777,202

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30, 2010
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$3,548,050	$132,286	$3,680,336
- Services	2,714,008	1,273,838	3,987,846
- Project	-	377,176	377,176
Total operating revenues	6,262,058	1,783,300	8,045,358
Cost of revenues	(4,663,983)	(531,974)	(5,195,957)

Gross profit	1,598,075	1,251,326	2,849,401
Depreciation and amortization	51,919	21,446	73,365
Total assets	26,510,793	4,272,166	30,782,959
Expenditure for long-lived assets	$773,200	$-	$773,200

	Nine months ended September 30, 2010
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$9,473,141	$372,039	$9,845,180
- Services	6,232,459	1,273,838	7,506,297
- Project	-	752,333	752,333
Total operating revenues	15,705,600	2,398,210	18,103,810
Cost of revenues	(11,482,360)	(1,069,354)	(12,551,714)

Gross profit	4,223,240	1,328,856	5,552,096
Depreciation and amortization	187,720	31,040	218,760
Total assets	26,510,793	4,272,166	30,782,959
Expenditure for long-lived assets	$3,549,761	$-	$3,549,761

NOTE - 14	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2011 and 2010, the customers who account for 10% or more of the Company’s revenues and its outstanding accounts receivable balances as at period-end dates, are presented as follows:

		Three months ended September 30, 2011			September 30, 2011
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$668,964	26%		$6,809,762
Customer B		1,203,365	46%		-

	Total:	$1,872,329	72%	Total:	$6,809,762

		Nine months ended September 30, 2011			September 30, 2011
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$3,747,422	37%		$6,809,762
Customer B		3,161,474	31%		-
Customer C		1,319,369	13%		-

	Total:	$8,228,265	81%	Total:	$6,809,762

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

		Three months ended September 30, 2010			September 30, 2010
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$3,398,919	42%		$6,764,156
Customer C		2,315,407	29%		206,924

	Total:	$5,714,326	71%	Total:	$6,971,080

		Nine months ended September 30, 2010			September 30, 2010
Customers		Revenues	Percentage of revenues		Accounts Receivable

Customer A		$4,998,363	28%		$6,764,156
Customer C		4,768,353	26%		206,924

	Total:	$9,766,716	54%	Total:	$6,971,080

(b)	Major vendors

For the three months ended September 30, 2011, one vendor represented 52% of the Company’s purchases amounting to $1,200,716, with $581,053 of accounts payable due as at September 30, 2011.

For the nine months ended September 30, 2011, one vendor represented 55% of the Company’s purchase amounting to $4,249,739, with $581,053 of accounts payable due as at September 30, 2011.

For the three months ended September 30, 2010, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at period-end dates, are presented as follows:

		Three months ended September 30, 2010			September 30, 2010
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$2,359,690	56%		$339,478
Vendor B		722,240	17%		16,423

	Total:	$3,081,930	73%	Total:	$355,901

For the nine months ended September 30, 2010, one vendor represented 50% of the Company’s purchase amounting to $6,377,046, with $339,478 of accounts payable due as at September 30, 2011.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

The Company was committed under a non-cancelable operating lease with fixed monthly rentals, due through February 9, 2012. Costs incurred under the operating lease, which are considered equivalent to the market rate, are recorded as rent expense and totaled approximately $34,583 and $34,842 for the nine months ended September 30, 2011 and 2010.

As of September 30, 2011, the Company has future minimum rent payments of $15,621 due under this non-cancelable operating lease in the next twelve months.

(b)	Capital commitments

As of September 30, 2011, the Company is committed to the future contingent payments of approximately $0.7 million on the purchase of new plant and equipment and third party contractors relating to its construction project in the next twelve months.

(c)	Unused credit facility

The Company obtained a credit facility with the maximum limit of $5.88 million (equivalent to RMB40 million), in a term of 2 years, expiry on June 28, 2012. Advances under this credit facility are unsecured and bear interest at an annual rate of 1.3 times the Bank of China Benchmark Lending Rate, payable monthly. There were no borrowings under this credit facility as of September 30, 2011.

NF ENERGY SAVING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(d)	Litigation

Robert E. Dawley v. NF Energy Corp. of America, M.D. Fla. Case no. 6:10-cv-0115-Orl-22DAB. Robert Dawley commenced this action in the United States District Court for the Middle District of Florida against the Company, Mr. Gang Li and counsel on October 1, 2010. The allegations in this action are identical to those that Dawley raised in a prior proceeding in which the United States Court of Appeals for the Eleventh Circuit entered judgment against him and in favor of the Company.

Upon motion of the Defendants, in an order dated December 29, 2010, the District Court dismissed nine of Dawley’s ten claims on the grounds that they were precluded by the Eleventh Circuit’s prior judgment. Dawley attempted to appeal the District Court’s order to the Eleventh Circuit. (Dawley v. NF Energy Saving Corp. of America, U.S.C.A. 11th Cir. appeal no. 11-10201-F.) But, the Eleventh Circuit dismissed Dawley’s appeal as premature. Dawley asked the Eleventh Circuit to reconsider, but it declined.

The District Court, in an order dated July 19, 2011, dismissed Dawley’s remaining four claims with prejudice on the grounds that he had failed to plead them with the specificity required by law. The District Court then entered Judgment against him on July 20, 2011. Dawley filed a Notice of Appeal of the District Court’s Judgment on July 25, 2011.

As of September 30, 2011, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

NOTE - 16	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein the terms "we", "us", "our," the “Registrant,” “NFEC” and the "Company" means, NF Energy Saving Corporation, a Delaware corporation, formerly known as NF Energy Saving Corporation of America, Diagnostic Corporation of America, Global Broadcast Group, Inc., and Galli Process, Inc. These terms also refer to our subsidiary corporations, Liaoning Nengfa Weiye Energy Technology Corporation Ltd. (“Nengfa Energy”), formerly known as Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd. (“Neng Fa”), a corporation organized and existing under the laws of the Peoples’ Republic of China, which was acquired in November 2006, and Liaoning Nengfa Weiye Tie Fa Sales Co.Ltd. (“Sales Company”), a limited liability corporation organized and existing under the laws of the Peoples’ Republic of China, which was established in September 2007.

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

NFEC specializes in the manufacturing of the energy-saving products (the energy-saving flow control equipment). We provide energy saving technology services (consulting service, including energy audit and diagnosis) and energy-saving technological transformation project). We mainly provide energy-saving products, energy-saving technology consulting services and energy-saving technological transformation projects to China’s electricity generation, water supply, heat supply and gas supply enterprises. According to analysis of ESCO Committee of the China Energy Conservation Association, our flow control equipment business currently holds a leading position in China’s water, heat and gas pipe network industry. The Company has the Det Norske Veritas Management System Certificate which certifies that our products conform to the Management System Standard ISO9001:2000. In October 2010, the Company was awarded the Energy Conservation Services Company status by China’s National Development and Reform Commission. As a company awarded this status, we are eligible to supply equipment and services which, when installed, qualify our customers for tax benefits under China’s new energy conservation service. These benefits include for the EMC projects awarded energy conservation status, 1) as the service company, Nengfa Energy’s taxable operating income is temporarily tax free. This means Nengfa Energy is entitled to two-year exemption from corporate income tax from the year of the beginning of generating operating income from an energy conservation project. In addition, the Company is entitled to a reduced corporate income tax rate of 12.5% for the following three years; and 2) when Nengfa Energy transfers the value-added taxable goods to the energy consuming enterprises, its customers are eligible for value-added tax refunds. The Company was awarded by one of the Chinese government departments as “the most investment potential innovation enterprise”. At the same time, the Company was awarded the Grade A Tax Paying Enterprise by the local state tax authority. NFEC is a member of the director of China's energy conservation service industry committee and a member of China's energy conservation and emission reduction standardization technology alliance.

Our principal development focus is to complete the construction of our new manufacturing facility which will enhance the Company’s product lines and expand the manufacturing capacity for our products.  In conjunction with the planned facility expansion, we also will undertake efforts to optimise product structure, develop new products and introduce and integrate high quality resources, including advance and proper technology and management.  We aim to become a pipe network leader in the energy saving service industry by integrating products and services in new energy sources, energy conservation and environmental protection.

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

•
In 2011, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Jiangsu Changshu Power Generation Co. Ltd., Indian RODA Supercritical Power Station, Indian KAWAI Supercritical Power Station, Zhejiang Zhe Neng Zhong Mei Zhoushan Coal Industry and Electricity Power Co. Ltd., Shenzhen Qinglin Jing Water Diversion Project, Chongqing Yun Neng Power Generation Co. Ltd., and Shenyang Mining Machinery Co. Ltd.

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The VAT rate is 17%.

(b)	Service revenue

Service revenue is derived from energy-saving technical services, project management or sub-contracting services. These services are generally billed on a time-cost plus basis, for the period of service provided, which is generally from two to nine months. Revenue is recognized when the service is rendered and accepted by the customer.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, do not bear interest and are due within the contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivable. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection has been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Product Warranties

Under the terms of the contracts, the Company offers a free 12 to 24 months of product warranty on a case-by–case basis, depending upon the type of customer, and the nature and size of the infrastructure project. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns under this warranty provision.

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

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value
Plant and machinery	10– 20 years	5%
Furniture, fixture and equipment	5 – 8years	5%

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:
	September 30,2011	September 30,2010
Period-end RMB:US$1 exchange rate	6.4018	6.6981
Average period RMB:US$1 exchange rate	6.5060	6.8164

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

A 2010 government report from the office of the Chinese Premier, Wen Jiabao stated that: “We shall put greater efforts on development of low-carbon technologies, promotion of efficient energy-saving technologies, and actively develop new energy and renewable energy….”  The report further stated that the country “…should attempt to engage in construction characterized by industrial carbon emissions system and consumption patterns.” The report indicates that low carbon initiatives “…will become a new impetus and engine for economic development, and it will become a new weathervane for construction of leading industrial systems and consumption patterns.”

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

China’s Twelfth Five-Year Plan, promulgated in early 2011, promotes seven strategic emerging industries including new energy and renewable energy. The production of hydropower development continues to increase in major river valleys, and it is anticipated that the expected scale of the projects will be over 20 million kilowatts, with total installed capacity will reaching 220 million kilowatts. Over the next 10 years, fixed asset investment in hydro development is expected to be 4 trillion RMB, which equates to an average investment of 400 billion RMB per year. In 2009, hydro investment stood at 180 billion RMB, implying an annual growth rate of 122% over the next decade. Investment in hydro power is expected to be between 800 and 900 billion RMB for the next 5 years; the investment on re-installed incremental capacity in Twelfth Five- Year Plan should triple the actual investment realized during the Eleventh Five-Year Plan.

On January 29, 2011, “The decision on speeding up the reform of water conservancy development” issued by The State Council of the Central Committee of the CPC called for higher levels of water conservancy infrastructure construction and strives to double the average input on water conservancy construction in the next 10 years. The government will play the leading role in the water conservancy construction, which should become a key field of Public Finance Investment. The total input and input growth of water conservancy allocated by governments at various levels should be improved remarkably. The proportion of water conservancy construction in state fixed asset investments should be improved too. Furthermore, the special water conservancy fund from the central and local governments should be increased.

The Company believes that the above measures of energy-saving technological improvements have considerable economic benefits after their implementation by the end-user.  As noted, the benefits are not only in the improved operations, but are also reflected in cleaner operations, pollution reduction, and lower energy consumption and costs.  Some of these elements also can also make a company eligible to receive pollution credits, which can add directly to the bottom line of operating a plant.  Additionally, the by-products may also provide a source of additional income.

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

REVENUES

Total revenues were $2,593,645 and $10,095,442 for the three and nine months ended September 30, 2011, respectively, as compared to $8,045,358 and $18,103,810 for the corresponding period in 2010. Total revenues decreased by $5,451,713 and $8,008,368, a 67.76% and 44.24% decrease for the three and nine months ended September 30, 2011, respectively, as compared to total revenues for the three and nine months ended September 30, 2010.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment and new green energy related equipment. Product revenues were $2,314,623 and $7,569,291, or 89.24% and 74.98% of total revenues, for the three and nine months ended September 30, 2011, respectively, as compared to $3,680,336 and $$9,845,180, or 45.74% and 54.38% of total revenues, for the corresponding period in 2010, respectively. Product revenues decreased by $1,365,713, a 37.11% decrease over the three months ended September 30, 2010 and decreased by $2,275,889, or 23.12% decrease over the nine months ended September 30, 2010. The decrease in product revenue was primarily due to the delay in the completion of the Company’s new production facility which resulted in the Company having to take a portion of its manufacturing capabilities off-line while moving production equipment from the old facility to the new facility .

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers. Service revenues were $279,022 and $2,526,151, or 10.76% and 25.02% of total revenues, for the three and nine months ended September 30, 2011, respectively, as compared to $3,987,846 and $7,506,297, or 49.57% and 41.46% of total revenues, for the corresponding period in 2010, respectively. Service revenues decreased by $3,708,824 and $4,980,146, or 93% and 66.35% decrease over the same period in 2010. Same as the product revenue, the decrease in service revenue was primarily due to the delay in the completion of the Company’s new production facility which resulted in a disruption of the Company’s operations.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three and nine months ended September 30, 2011, as compared to $377,176 and $752,333 for the same period ended in 2010. Given the economic uncertainty, projects originally planned for the period were postponed, which prevented the Company from realizing any project revenue in the quarter ended September 30, 2011.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $2,096,091 and $7,675,925 for the three and nine months ended September 30, 2011, respectively, as compared to $5,195,957 and $12,551,714 for the corresponding three and nine months in 2010, respectively, a decrease of $3,099,866 and $4,875,789 or approximately 59.66% and 38.85%. This decrease was primarily due to the decrease in products sold during this period.

The overall gross profit for the Company was $497,554 and $2,419,517 (19% and 24% margin) for the three and nine months ended September 30, 2011, respectively, as compared to $2,849,401and $5,552,096 (35% and 31% margin) for the corresponding three and nine months in 2010, respectively, a decrease of $2,351,847 and $3,132,579, or 82.54% and 56.42% ,compared to the corresponding period in 2010.

Cost of Products

Total cost of products was $1,879,605 and $5,843,314 for the three and nine months ended September 30, 2011, respectively, as compared to $2,569,018 and $6,833,561 for the corresponding three and nine months period in 2010, respectively, a decrease of $689,413 and $990,247, or approximately 26.84% and 14.49%, respectively. This decrease is primarily due to the decrease of product revenue during this period.

The gross profit for products was $435,018 (19% margin) and $1,725,977 (23% margin) for the three and nine months ended September 30, 2011, respectively, as compared to $1,111,318 (30% margin) and $3,011,619 (31% margin) for the corresponding three and nine months in 2010, respectively, a decrease of $676,300 (60.86%) and $1,285,642 (42.69%). This decrease is primarily due to the decrease in product revenues. Due to having to move our equipment to a new manufacturing facility the Company had to purchase products directly from other manufacturers, resulting the lower margins and higher costs.

Cost of Services

The cost of services was $ 216,486 and $ 1,832,611, for the three and nine months ended September 30, 2011, respectively, as compared to $ 2,318,911 and $ 5,103,747 for the corresponding three and nine month period in 2010, respectively, a decrease of $ 2,102,425 and $ 3,271,136 or approximately 90.66% and 64.09%. This decrease is primarily due to the decrease in service revenues.

The gross profit for services was $62,536 (22% margin) and $693,540 (27% margin), for the three and nine months ended September 30, 2011, respectively, as compared to $1,668,935 (42% margin) and $2,402,550 (32% margin) for the corresponding period in 2010, respectively, a decrease of $1,606,399 and $1,709,010, or approximately 96.25% and 71.13%.

Cost of Projects

There was no project revenue for the three and nine months ended September 30, 2011, therefore there was no cost of projects recognized during these periods.

Operating Expenses

Total operating expenses were $325,031 and $1,096,386 for the three and nine months ended September 30, 2011, respectively, as compared to $316,758 and $702,920 for the corresponding three and nine months period in 2010, respectively, an increase of $8,273 and $393,466, or approximately 2.61% and 55.98%. The increase of operating expenses is primarily due to the Company receiving its land use rights for the new facility located in Yinzhou District Industrial Park and starting to pay the land use rights tax. The Company also starts to pay the NASDAQ listing fees. There was also an increase in legal and professional fees, and IR fees during the nine months ended September 30, 2011 as compared to the corresponding period in 2010.

Selling and Marketing Expenses

The selling and marketing expenses were $27,630 and $71,767 for the three and nine months ended September 30, 2011, respectively, as compared to $25,786 and $58,438 for the corresponding three and nine months period in 2010, respectively, an increase of $1,844 and $13,329, or 7.15% and 22.81%. This increase is primarily due to the expenses incurred in the development of the Korean market.

General and Administrative Expenses

General and administrative expenses were $297,401 and $1,024,619 for the three and nine months ended September 30, 2011, respectively, as compared to $290,972 and 644,482 for the corresponding three and nine months period in 2010, respectively, an increase of $6,429 and $380,137 or approximately 2.21% and 58.98%. The increase of general and administrative expenses is primarily due to the Company starting to pay the land use right tax. Moreover, the increase of general and administrative expenses is also due to an increase in legal and professional fees and IR fees during the nine month period ended September 30, 2011 as compared to the same period in 2010.

INCOME FROM OPERATIONS

Income from operations was $172,523 and $1,323,131, for the three and nine months ended September 30, 2011, respectively, as compared to $2,532,643 and $4,849,176 for the corresponding three and nine months period in 2010, respectively, a decrease of $2,360,120 and $3,526,045 or approximately 93.19% and 72.71%. This decrease is primarily due to the decrease in product and service revenue and the increase in operating expenses.

Other (Expenses) Income

Other expense for the three and nine months ended September 30, 2011 was $82,282 and $286,145, respectively, as compared to $152,176 and $386,362 for the corresponding three and nine months period in 2010, respectively, a decrease of $69,894 and $100,217, or approximately 45.93% and 25.94%. This is primarily due to the decrease in interest expense. The convertible note issued to the investors in 2010 was fully amortized in the first quarter of 2011, causing the decrease of the non-cash interest expense during the nine month period ended September 30, 2011. Therefore, the interest expenses were $86,515 and $291,624 for the three and nine months ended September 30, 2011, respectively, compared to $152,369 and $387,149 for the corresponding period in 2010, respectively, a decrease of $65,854 and $95,525 or approximately 43.22% and 24.67%.
Income Tax Expense

For the three and nine months ended September 30, 2011, income tax expense was $19,158 and $174,947, respectively, as compared to $310,705 and $655,550 for the same period in 2010, respectively, a decrease of $291,547 and $480,603, or 93.83% and 73.31%. This decrease was due to the decrease in income before income tax.

As of September 30, 2011, the Company’s operations in the United States of America have resulted in $2,613,648 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2031, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $888,640 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

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

The Company’s effective income tax rate for the nine months ended September 30, 2011 was 16.87%.

NET INCOME

Net income for the three and nine months ended September 30, 2011 was $71,083 and $862,039, respectively, as compared to $2,069,762 and $3,807,264 for the corresponding three and nine months period in 2010, respectively, a decrease of $1,998,679 and $2,945,225 or approximately 96.57% and 77.36%. This decrease is primarily due to the decrease in product and service revenue and the increase in operating expenses as the Company started to pay its land use right tax on its new production facility. Therefore the overall net income decreased.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the nine months ended September 30, 2011, net cash used in operating activities was $608,318. This was attributable primarily to net income of $862,039 adjusted by non-cash items of depreciation and amortization of $437,732, non-cash interest expense of $70,271 and a $1,978,360 of net cash utilization from changes in operating assets and liabilities. The net cash utilization of $1,978,360 was due primarily to an increase in accounts and retention receivable by $642,969 after taking into the non-cash transaction of the transfer of accounts receivable to prepayment for construction in progress during the period presented, a decrease in inventories by $4,284, a decrease in prepayment and other receivable by $283,090, a decrease in the accounts payable by $1,592,088, a decrease in income tax payable of $76,787, and an increase in other payables and accrued liabilities by $46,110 in this period.

As of September 30, 2011, accounts receivable was $8,391,055, 98.7% of which is product revenue accounts receivable, and 1.3% of which is service revenue accounts receivable.

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those accounting for about 7% of the total accounts receivable, thus there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	over 365 days

Product	8,285,197	1,293,837	2,282,068	4,117,193	592,099
Service	112,617	104,367	656	7,594	-
Total	8,397,814	1,398,204	2,282,724	4,124,787	592,099

Less: allowance for doubtful accounts	(6,759)	-	-	-	(6,759)
Accounts receivable, net	8,391,055	1,398,204	2,282,724	4,124,787	585,340

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

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

The reason for the large decrease in the prepayments and other receivables of $283,090 as compared to the same period of 2010 is due to decreases in prepayments to vendors for raw materials. The accounts payable decreased by $1,592,088, this is mainly due to the Company having made payments to the vendors. Because the decrease in revenue, the income tax payable decreased $76,787 for nine month period ended September 30, 2011. The increase of $46,110 in other payables and accrued liabilities was due to the increase of value added tax.

Investing activities

For nine months ended September 30, 2011, the net cash used in investing activities was $2,777,202, which is mainly due to amounts paid to contractors or equipment vendors in connection with to the construction of our new facility.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, which covers an area of 81,561 square meters. The estimated construction cost of Phase I of the new manufacturing facility is approximately $16 million. Phase I is expected to be completed by the end of 2011.

In order to speed up the construction progress of the new energy manufacturing facility, the Company launched the Phase II construction of new facility in the third quarter of 2011, and was planning an additional investment of $8 million for the construction of factory No.3 & No.4, office space and for the purchase of new equipment. This makes the total investment of the Phase I and II of the new energy manufacturing facility to be $24 million, and the whole construction is expected to be completed in 2012. After the completion of the new facility, the total area of factory building will be 40,000 square meters, the total number of production equipment will be more than 200 sets, and the annual production capacity will be 20,000 tons. All production activities of the Company will be processed in the new facility, and the Company will no longer rent the facility from the third party.

For the three months ended September 30, 2011, the Company transferred its accounts receivable due from two customers amounting to $7.8 million on a non-recourse basis to an independent project management company in the PRC as the prepayment for construction cost to complete the remaining construction of new manufacturing facility. The risk was transferred to the independent company and there was no discount on the accounts receivable that transferred. The two customers are large and medium-sized state-owned enterprises that have good credit.

The new facility and the installation of new and high quality machines should enhance the Company’s equipment manufacturing capacity and improve the productivity and precision level of its products. Furthermore, the Company will have the ability to expand the sale of its flow control equipment products into other markets.

Financing activities

For the nine months ended September 30, 2011, net cash provided by financing activities was $2,685,341.

In February 2011, the Company obtained another short-term bank loan of $1,562,061 (equivalent to RMB 10,000,000) from a financial institution in the PRC, due February 16, 2012, which carries interest at a rate of 1.3 times the People’s Bank of China Benchmark Lending Rate, payable monthly. The borrowing was guaranteed by a guarantee company in Shenyang, with a monthly fee of $3,044 for a term of twelve months. The effective interest rate is 8.144% per annum for the period ended September 30, 2011.

As of September 30, 2011, the amount due to a related party of $397,878 represented a temporary advance made by the Company’s major stockholder, which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which is unsecured, interest-free and bears no fixed repayment term. Imputed interest on this amount is considered insignificant.

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

We anticipate we will need additional funds in 2011 and beyond to finance the Company’s new business plans to establish a manufacturing base for new green energy equipment and to develop comprehensive energy saving infrastructure projects for municipalities and energy conservation projects that include blast furnace power generation, low concentration coal bed methane power generation, steam heat energy saving projects and bio-mass gas generation. Furthermore, we may consider expanding the Company’s business lines. In order to maintain our leading position in energy-efficient flow control equipment manufacturing in China, we anticipate a continued and steady growth of the manufacture and sale of our flow control equipment. We may decide to pursue additional investments through the sale of equity or equity-linked securities or debt financing to obtain the additional cash resources to fund our business and other future projects; However, there can be no assurance that we will be able to obtain additional funds on terms acceptable to the Company or at all. If we cannot obtain financing to fund our capital needs, our business development plan may be delayed and we may not be able to achieve the estimated revenue growth from service and projects or we may not be able to achieve our total revenues projections for this year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of September 30, 2011, the Company accrued $200,000 for this contingent liability and the Company’s executive officers and directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

Item 1A.   Risk Factors

Not Applicable

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

NF Energy Saving Corporation
(Registrant)

Date: November 10, 2011	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: November 10, 2011	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002