Form 10-K
period 2011-12-31
NF Energy Saving Corp
filed 2012-03-28
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-50155

NF ENERGY SAVING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0563302
(State of Incorporation)	(I.R.S. Employer ID Number)

3106, Tower C, 390 Qingnian Avenue, Heping District
Shenyang, P. R. China	110015
(Address of Principal Executive Offices)	(Zip Code)

(8624) 8563-1159

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):                                                  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the common equity held by non-affiliates of the registrant was $4,613,136 based on the price of $1.6556 per share which the registrant’s common stock was last sold.

As of March 2, 2012 there were 5,326,501 shares of the registrant’s common stock outstanding.

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

NF Energy Saving Corporation was incorporated under the laws of the State of Delaware under the name of Galli Process, Inc. on October 31, 2000 for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company further changed its name to NF Energy Saving Corporation, in both instances to more accurately reflect our business after the Plan of Exchange (see below). Our principal place of business is 3106, Tower C, 390 Qingnian Avenue, Heping District, Shenyang, P. R. China 110015. Our telephone number is (8624) 8563-1159.

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

On September 5, 2007, we established a new sales company, Liaoning Nengfa Weiye Tie Fa Sales Co., Ltd. (“Sales Company”). Sales Company is a subsidiary, which is 99% owned by Liaoning Nengfa Weiye Energy Technology Company Ltd. Sales Company engages in the sales and marketing of flow control equipment and products in PRC.

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

On October 4, 2010 our common stock commenced trading on the Nasdaq Global Market. On March 7, 2012, upon approval approved by Nasdaq , our common stock transferred from the Nasdaq Global Market to the Nasdaq Capital Market , Our common stocks trades on the Nasdaq Stock Market under the ticker symbol “NFEC”.

The structure of our corporate organization is as follows:

Business Description

NFEC is dedicated to energy efficiency enhancement in two fields: (1) manufacturing large diameter energy efficient intelligent flow control systems for thermal and nuclear power generation plants, major national and regional water supply projects and municipal water, gas and heat supply pipeline networks; and (2) energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure industries.

NFEC has received many awards and honors from China's regulators, professional associations and renowned international organizations, including the ISO 9001:20000 certification from Det Norske Veritas Management System, the Liaoning Provincial Government's Award of Innovative Enterprise with Best Investment Return Potentials, the Special Industrial Contribution Award of the ESCO Committee of China Energy Conservation Association, and the Grade A Tax Payer Enterprise Award by the Liaoning State Local Tax Administration.

NFEC enjoys a reputation as a leader and dedicated energy saving company in China for over 15 years. Its professional capacity as a provider of energy services is officially certified by China's National Development and Reform Commission (NDRC). It has been a corporate member on the Board of the ESCO Committee of China Energy Conservation Association and a founding member of China Standardization and Technical Consortium for Energy Conservation and Emission.

As a certified energy service provider , NFEC is entitled to various tax breaks and energy saving awards created by Chinese governments at national, provincial and local levels. The major tax incentives by the central government includes two-year corporate income tax exemption plus a three-year reduction of corporation income tax for all energy performance based, profit sharing energy service projects. The government policy also incentivizes NFEC's clients with tax refunds on goods and properties of the energy saving projects when NFEC transfers to them at the end of energy service contracts.

The current principal development focus of NFEC is to complete the on-going construction project of the new manufacturing facility which will triple the company's capacity to produce large intelligent flow control systems and to provide our company with more advanced technology to supply upper grade energy efficient and safety reliant products for high end markets such as nuclear power plants and super critical power generation plants.

Our corporate goal is to maintain our established position as a leading provider of energy efficiency flow control systems, an cutting edge innovator with clean energy and energy efficiency technologies, and a total energy efficiency solution and service provider dedicated to maximum returns to our investors, partners, clients and environment.

Products and Services

Our products and services include the manufacturing and sales of energy-saving flow control equipment, energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, water power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries. Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sub-sections of the prominent “South to North Water Transfer and Supply Project." The subsections were completed and passed inspection in 2008.

•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.

•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2010, the Company received contracts for our products and services to be used in over 50 companies, including Chongqing Water Turbine Company, Chongqing Fangneng Electricity Power Company, Zhejiang Zheneng Jiahua Electricity Power Co. Ltd, and Shaoxing Binhai Thermal Power Company, and a project contract with a Fuxin inner-Mongolian county.

•	In 2011, the Company received contracts for our products, including from Jiangsu Changshu Electricity Power Ltd, India RODA Supercritical Coal Fired Power Station, India KAWAI Supercritical Coal Fired Power Station, Zhejiang Zheneng Zhongmei Zhoushan Coal and Electricity Company, Shenzhen Qinglinjing Water diversion project, Chongqing Yunneng Electricity Power Ltd, and Shenyang Mining Machinery Ltd .

Production and Sales of Energy Saving Flow Control Equipment

The Company’s current principal business is the production and sales of energy-saving flow control equipment, and intelligent flow control equipment. This business currently accounts for the majority of the Company’s revenues.

Pipeline transport is one of the basic modes of transportation together with rail transport, road transport, air transport and water transport. Water, gas, oil, and heat rely on various kinds of pipelines and pipe networks to be transported to end users. In the case of water pipelines, such systems are also used for public health and safety, and waste and flood control.

The key to the efficiency and energy conservation of the pipeline transportation process is the valve and the flow control equipment. Having unique technology in this field, the Company has obtained four patents and holds twelve utilization model patents in China for flow control devices, especially in the area of the bidirectional seal zero revelation installation system with its special characteristics. Using valves of this type can result in reduced energy consumption by 20% for customers compared to traditional valves. The reduced energy consumption thereby increases the efficiency of the pipeline system. It is widely used in the fields of electric power, hydro power, petroleum, and natural gas. The Company’s super intelligent flow-control device was awarded “Number One Energy Saving Valve of China” by the Chinese Energy Conservation Association. Our products currently are exported to the United States, Russia, Turkey, Japan, South Korea, Vietnam, India, Iraq, and Afghanistan.

Once the Company’s new manufacturing facility is completed, the newly installed numerical controlled machines will allow the Company to manufacture and process technologically advanced flow control equipment with greater precision. This will enable the Company to expand its markets into nuclear power station equipment and new high precision energy related equipment.

Because improved manufacturing and use of sophisticated technologies are important revenue drivers for the Company and represent an important part of its energy efficiency focus, the Company will continue to develop comprehensive energy conservation and energy reduction equipment and services, and to pursue research development and improved manufacturing of flow control and clean energy related equipment.

Energy Saving Reconstruction Projects

1.	Energy Efficiency Retrofitting Projects on Industrial Boilers and Furnaces

Our business also focuses on the reconstruction of various industrial boiler/furnace systems with the objective of modernization and improvement in the overall efficiency of existing systems. Efficiency can be expressed in several ways, such as lower operating costs, reduced energy consumption, recapture of by-products which can be used for other purposes, and pollution reduction.

China’s industrial boilers and furnaces are used mainly in the iron and steel, metallurgy, building materials, machinery manufacturing, chemical industry and other similar energy consumption industries. Their energy consumption accounts for about 10% of China’s total energy consumption. It is estimated that as many as half of the enterprises have outdated technology and equipment, and experience a significant waste of energy. Using our existing technology, we can reconstruct the boiler’s or furnace’s structure, its heat source system, combustion system, and control system, and thereby both improve the overall efficiency of the system and yield important conservation and pollution control benefits.

One of the most important opportunities for the Company is to undertake projects that refurbish or reconstruct industrial boilers and create cogeneration opportunities for coal fired boilers. It is estimated that as many as 95% of the industrial boilers in China are coal fired. These types of industrial boilers are very inefficient because: (i) most industrial coal burning boilers use traditional traveling grate boilers, only a small portion of the coal fired boilers are equipped with advanced technology, such as the pulverized coal combustion or circulating fluidized bed. The traveling grate boilers are smaller in capacity than required for the purpose for which they are employed, their output is not matched to the auxiliary equipment used by the boilers, because of their low combustion and thermal efficiency the traditional coal fired boilers emit more CO2 and NOx, and the boilers are typically at or beyond their estimated useful life. Overall, it is estimated that these types of boilers are operating at about 60-70% of their efficiency, which is about 20% below that of international best practice. The inefficiency, in part, results from their use of mixed sizes of coal particles in layer combustion. Among these types of boilers, about 60% of them are clockwise rotation boilers. The use of the differing sizes of the coal particles results in a highly inefficient combustion, due to the poor ventilation for the effective combustion and the accumulation of dust which chokes the combustion. Therefore, the coal is not totally burned and there is a loss of potential energy. The current methods of coal feed to the boilers and the current combustion cannot solve this problem. Given the large quantities of these types of industrial boilers, approximately 0.3~0.4 million sets of traveling grate boilers currently in-use Company sees a significant opportunity to focus on boiler transformation technology and projects.

The Company’s solution is to redesign and reconstruct elements of an existing boiler or boiler system to improve its overall performance and increase its optimization rates. This is done in a number of different ways, such as the following:

a) Boilers using a pulverized coal fired or a clockwise rotation chain grate system can be refitted with a circulating fluidized bed combustion technology. This change has the benefit of allowing the boiler to use a lower grade of coal but improve the thermal efficiency. The ash from the fluidized bed combustion system can be used in building materials, which is a valuable by-product and reduces pollution output.

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

d) Another change that can be made to boilers is to improve the ventilation system, which can result in increased fuel combustion efficiency and hence reducing the operating costs.

e) One of the most important improvements that the Company seeks to introduce into existing and into new boiler systems are methods to reclaim discharged water. The Company designs recovery equipment which permits recovery of significant amounts of the waste water used in a traditional boiler. This recovery can also improve the capture of pollutants by the boiler system.

f) A boiler’s heat recovery can be improved, whether it is coal, natural gas or petroleum fueled. By-product heat can be used in a number of different ways, such as to create steam for other uses or localized heating of the factory. The capture and use of the residual heat reduces its emission into the atmosphere thereby reducing heat pollution. This can be an additional source of income or help reduce operating costs and pollution.

The Company is capable of designing and introducing steam thermal systems into existing systems with the effect of recovering the condensed water, eliminating the leakage losses due to faulty or worn steam trap valves and improving the heat preservation systems.

2. Motor Drive Reconstruction

In China, motor drive systems use about two thirds of the total electricity consumption of the country. About 90% of these motors are AC asynchronous motors. Nengfa Energy redesigns such systems to convert them so that they can be used for variable load fans and pumps through frequency conversion and speed regulation technology. NF Energy focuses on the reconstruction and energy conservation of the fans of power station boilers, industrial furnaces and kilns, and the energy-saving pumps in the cold/hot water pipe system. As we analyze the whole industrial reconstruction projects, we can also provide power conservation reconstruction in solid material conveyor systems used in the mining, metallurgy, iron and steel industries.

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

3.	Energy-Saving and Reconstruction of Steam Heat Energy System

As a high quality source of secondary energy, steam is widely used in petroleum, petrochemical, chemical, paper making, brewing, tobacco, steel, pharmaceutical, packaging, machinery, and electronics among other industries. The total energy efficiency of steam is directly determined by the system’s energy efficiency. The characteristics of the steam and condensation system are highly complex, due to factors such as the need for a condensation traps and vacuum breakers, the damage from water hammer, corrosion of the heat exchanger and leakage, condensation, pollution and purification, steam consumption’s imbalance in winter and summer, steam consumption’s mismatching between high and low pressures, the flash steam problem, and steam leakage. For a long time, due to the irrationality of system design, the complexity of the system itself, the negligence of owners, the imprecision of management, and the deficiency of maintenance, the overall energy efficiency of steam systems in China is very low. Therefore, the Company believes there is a significant opportunity for energy savings in steam systems:

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

6)     Current condensation systems are generally designed in such a way as to be inappropriate to the system, resulting in the average recovery rate being less than 30% thus causing large waste of heat energy and water.

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

3)    Steam consumption stage

In this stage, we improve the energy efficiency of the steam system by studying the difference in details between designed and actual steam consumption of each heat exchanger, and looking for the root causes of excessive energy consumption; consuming lower pressure steam as far as possible when meeting the process's demands; equipping the system with a vacuum breaker and air valve in beehive heat exchangers; designing a condensation trapping system correctly to avoid waterlogging;controlling temperatures automatically in the heating process; installing a separator for steam and vaporous water in the inlet of important equipment to ensure steam quality; optimizing the condensation pipe system according to the residual pressure of each heat exchanger; and enhancing daily inspection and maintenance.

4)    Condensation recovery stage

In this stage, we improve steam efficiency by optimizing the overall condensation piping system and deploying decentralized, cutting-edge pressure pump recovery technology; comprehensive treatment on flash steam; comprehensive utilization of heat sink resources; and limit water hammer. The key to optimizing the overall condensation piping system is to identify different condensations according to the residual pressure as “strong”, “mainstream” and “weak”, thus minimizing the mutual interference between different residual pressures.

5)    Condensation purification stage

The Company’s “solvent impregnated resin oil desorption technology” can separate emulsified oil molecules and dissolved oil molecules from high temperature condensation directly through the resin’s lipophilicity and hydrophobicity. Before separation, “emulsification breaking”, “capturing” and “enriching” are completed automatically. When the oil molecules adsorbed in the face of the resin reaches a certain saturation level, the enriched oil will be separated from the resin as large oil-drops through the flow impact of condensation water inside the tank. After separation the oil-drops float into an oil-water separator and the off-oil resin will start to work automatically. In the oil-water separator the oils will separate from water automatically.

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

We estimate the energy saving market for steam systems is very large in China. We believe the annual consumption of steam systems is approximately 0.5 billion tce. The overall energy efficiency of steam systems in China is only approximately 30%, which is 25% lower than well developed countries. The annual energy waste due to low energy efficiency of steam systems is approximately 120 million tce, which is worth over 120 billion RMB. If all the energy saving projects in steam systems were operated under a EPC (Energy Performance Contract) model, and the average profit were to equal three years of energy-saved we estimate, the value of the energy-saving market for steam system in China would be approximately 360 billion RMB.

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

Biomass is the only renewable resource which can directly produce gases, liquids, solid and other clean energies in large-scale. The development and utilization of biomass energy will help diversify the energy structure and achieve the objective of low-carbon development in China. It is also important for adjusting the industrial structure, promoting the mode of economic growth, and promoting a sustainable economic and social development. Currently, the potential energy converted from organic waste in China is equivalent to approximately 500 million tons of standard coal. The estimated future potential of such conversion can reach to 700 million to 1 billion tons of standard coal, which approximately 15%- 20% of total energy consumption in future. We believe the development of biomass energy has significant business potential.

In 2010,the Company has worked on biomass utilization projects to reduce the consumption of coal. These projects bring, not only economic benefits, but also environmental benefits as well.

5.	Comprehensive Energy Conservation And Emission Reduction Services For Municipalities

A 2012 government report from the office of the Chinese Premier, Wen Jiabao stated that: “We made progress in conserving energy,reducing emissions,and protecting the ecological environment. We adopted and implemented the Comprehensive Work Plan for Conserving Energy and Reducing Emissions and the Work Plan for Controlling Greenhouse Gas Emissions for the Twelfth Five-Year Plan period, and the Guidelines on Strengthening Key Environmental Protection Tasks. The installed power capacity using clean energy reached 290 million KW,and increase of 33.56 million KW over the previous year. We strengthened the development of major energy conservation and environmental protection projects. We increased daily sewage treatment capacity by 11 million tons in urban areas, and installed desulphurization systems on all new coal-fired power-generating units with a total capacity of over 50 million KW. We tightened controls over industries that are energy intensive, have high emissions or possess excess production capacity, and closed down outdated production facilities whose production capacity amounted to 150 million tons of cement, 31.22 million tons of iron, and 19.25 million tons of coke.”This indicates that in 2012 and thereafter low carbon initiatives”…will become a new impetus and engine for economic developments,and it will become a new weathervane for construction of leading industrial systems and consumption patterns. ”

On April 6, 2010, the State Council of China approved the “Opinion on Accelerating the Implementation of Energy Management Contract to Promote the Development of Energy Service Industry,” (“the Opinion”) which was proposed by the National Development and Reform Commission, the Ministry of Finance, People’s Bank of China and the State Taxation Administration. A series of new tax benefits will stimulate China’s domestic energy conservation projects and services development. NF Energy will further develop its energy conservation projects by using “Energy Management Contract” (“EMC”) and “Energy Performance Certificate” models.

The stimulation plan of expanding environmental infrastructure that the Chinese government implements, should provide the Company with a significant opportunity to provide energy saving services to the government supported infrastructure and industrial companies’ energy saving infrastructure. In October 2010, the Company was recommended as one of the first batch of “Energy Saving Service Companies” by Chinese National Development and Reform Commission, and consequently, we believe that we will benefit from the government’s new tax deduction policy to energy saving service companies.

In 2011, the Twelfth Five Year Plan was launched with seven strategic emerging industries’ being promoted, including new energy and renewable energy. The production of electric power development continues to increase in major river valleys, and it is anticipated that the total installed capacity will reach 1.4 billion kilowatts by 2015. Hydropower to be installed will reach between 280 and 290 million KW; nuclear power to be installed will reach between 40 and 50 million KW; wind power installed will reach between 90 and 100 million KW; it is anticipated that the total output will reach between 1.6 and 1.8 billion KW, hydropower and nuclear power to be installed will reach 70 – 80 million KW and 100 -150 million KW respectively. Conventional thermal power will be maintained at current levels, which can also generate new opportunities for us.

Looking forward 10 years, the fixed asset investment in hydro development is expected to be 4 trillion RMB, which is a 400 billion RMB annual investment on average. The investment in such field was 180 billion RMB in 2009. The annual growth is estimated to 122%. Investment in hydro power is expected to be between 800 and 900 billion RMB for the next 5 years; the investment on re-installed incremental capacity in the Twelfth Five Year Plan is estimated to triple the actual investment achieved in the eleventh five year plan.

As a result of the Twelfth Five-Year Plan, we believe ecological environmental protection will bring about high demand and supply in the market. Many aspects will be developed continuously ,such as desulfurization, denitration, industrial sewage and water supply and sewerage works of the city

Therefore, the Company believes that it has strong market opportunities not only in terms of intelligent flow control equipment and energy efficient flow control equipment it supplies to power plants, hydropower plants and water transportation projects, but also in terms of energy conservation services and energy saving projects by using the EPC model. The Company already has experience in energy project management in China. Going forward, the Company plans to further develop its business model and regularly seek projects to develop comprehensive energy conservation and emission reduction solutions for energy saving reconstruction of steam heat energy system projects, industrial waste heat utilization,industrial boiler and furnace retrofitting and reconstruction, biomass utilization and other energy conservation fields.

Patents and Technology

Nengfa Energy currently has been issued four invention patents and has applied for twelve utility model patents in the PRC. We will maintain the innovation of the new product in order to maintain our leading position in the market.

The invention patents include the following:

1.Processing technology of butterfly valve seal (ZL2006 1 0152644.8), which expires on September 26, 2026;

2.Butterfly valve body dynamic seal ring pointing device (ZL2007 1 0159250.X), which expires on December 28, 2027;

3.The closing and locking equipment for valves (ZL2009 1 0011939.7), which expires on June 11, 2029; and

4.Valve body active seal circle position monitor equipment (ZL2009 2 0014504.3), which expires on July 21, 2030.

The utility model patents that we have applied for include the following:

5.An energy-saving heat-sink used in heating (ZL2008 2 0218146.3), with an application date of September 23, 2008

6.A device used in energy-saving boiler combustion ( ZL2008 2 0218145.9), with an application date of September 23, 2008;

7.Butterfly valve sealing ring instruction device (ZL2007 2 0185293.0), with an application date of December 12, 2007;

8.Butterfly valve with block for opening butterfly plate (ZL2007 2 0185289.4), with an application date of December 12, 2007;

9.Piston flow-adjusting valve with removable piston sealing ring (ZL2007 2 0185288.X), with an application date of December 12, 2007;

10.J-shapes large dimension butterfly valve hard sealing ring (ZL2007 2 0185292.6), with an application date of December 12, 2007;

11.Composite valve sealing ring (ZL2007 2 0185290.7), with an application date of December 12, 2007;

12.Multi-level buffering full oriented valve fuel tank (ZL2007 2 0185287.5), with an application date of December 12, 2007;

13.Fluid control valve on-off speed control device (ZL2007 2 0185286.0), with an application date of December 12, 2007;

14.T-shaped large dimension butterfly valve rubber sealing ring (ZL2007 2 0185291.1), with an application date of December 12, 2007;

15.Butterfly valve with butterfly plate adjusting device (ZL2008 2 0231340.5), with an application date of~~,~~ September 23, 2008; and

16.Two-way sealed butterfly valve (ZL 2009 2 0014504.3), with an application date of June 11, 2009.

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

Markets and Customers

The South-North Water Diversion Project is a multi-decade project undertaken by the Chinese government to better utilize water resources available to China. Part of this massive project was brought forward to provide additional water supply for the 2008 Olympics in Beijing. While the main task is to divert water from the Yangtze River to the Yellow River and Hai River, other spin-off plans are also included. Among these, a plan calling for the capture and diversion of water from Brahmaputra River, located in Yarlung Zangbo Grand Canyon north of India, has been under study for years. This is because the heavily industrialized Northern China has a much lower rainfall and its rivers are running at reduced rates as demand increases for industrial water and general population usage. For example, the Yellow River and Hai River have experienced significant flow reduction and at times during certain years have been dry.

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

To date, the Company has participated in the water diversion project by being a supplier of flow control equipment for various parts of the water flow infrastructure, with contract value over $3 million for the first four phases of the project. And as part of providing that equipment, the Company has also provided design and related services. The contracts related to this project accounted for 10% of total revenues in 2011. We anticipate that revenues related to this project will continue to represent a significant portion of the Company revenues for 2012. In the newly released Twelfth Five Year Plan announced by Chinese government, the fixed asset investment in hydro and water diversion projects will be increased dramatically in the next 5 to 10 years. The expected investment is 4 trillion RMB in 10 years, with annual average investment of 400 billion RMB. This is 122% higher than the investment in 2009.

In addition to the water diversion project, the Company also supplies flow control equipment and related equipment to the power generation industry (thermal power plants, hydroelectric, wind and nuclear power plants). Customers in these market segments are well-established, larger state and private corporations. Combined, these markets represent approximately 90 % of the revenues of the Company for 2011.

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

The Company’s marketing and sales strategy also relies on the use of exclusive agents throughout China who act as marketing agents and after sale service providers. The Company currently has 23 exclusive agents national wide. At certain times each year, the Company provides and organizes training sessions for these agents and their personnel. These sessions provide the Company with a valuable opportunity to gather feedback and to foster an exchange of technical ideas. These agents have agreements with the Company to sell NF flow control equipment and systems, and they are managed by the Sales Company. The Company evaluates the productivity of these exclusive agents annually, based on how well they achieve the annual sales target established by the Company. The Company typically will terminate its agreement with those agents that miss the sales targets.

Raw Materials

The major raw materials for our production are pig iron, steel, copper, and plastic. We source our materials locally in China. Nengfa Energy is located in Liaoning Province which is China’s largest production base for iron and steel. We have stable long term supply arrangements for our principal raw material suppliers based on long standing business relationships. Since we are located close to the supplies of many of our essential raw materials, we enjoy price and transportation cost advantages over our competitors and competing users. Through our advanced technology and our management of raw materials, we are able to manage and improve our consumption rates of the raw materials we use in production, which results in lower operating expense and extension of our inventories.

Regulatory Compliance

The products that represent a majority of our sales are subject to regulatory standards and enforcement codes which typically require that these products meet stringent performance criteria. Standards are established by industry testing and certification organizations such as the Ministry of Mechanical and Electronic Engineering of China, the American Society of Mechanical Engineers (A.S.M.E.), the Canadian Standards Association (C.S.A.), the Japanese Standards Association (J.S.A.), the International Association of Plumbing and Mechanical Officials (I.A.P.M.O.), Factory Mutual (F.M.), and Underwriters Laboratory (U.L.). These standards are incorporated into state and municipal plumbing and heating, building and fire protection codes in China.

We maintain stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements. Our products are certified to conform to the ISO 9001 standards by the Det Norske Veritas Management System.

Competition

We think that the valve products of the Company place it in a leading position in the super-saving flow control in China. The Company has an extensive competitive advantage compared to Chinese domestic manufactures in this field. Other manufactures that are focusing on the development of different products may finally enter into this field. Our potential competitor is China Valve Technology in this this field.

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

Research and Development

The research and development expenses are to develop new products or new production technologies.The research and development expenses include the materials and labor costs, application fees for patents and significant improvements to existing products. During the year of 2010 and 2011, we completed two patents and applied for one additional utilization model patent as well as a series of improvements to existing products , the accumulated increase R&D cost of $120,451 for two years.

Employees

As of December 31, 2011, there were 225 employees including 32 technical staff working in our subsidiaries located in China. We believe we have a good relationship with our employees.

Others

Our internet website address is http://www.nfenergy.com .. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy statement and registration statements, and all of our insider Section 16 reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the “Investors” section of our website.

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

If we are not able to meet the challenges of building our businesses and managing our growth, the likely result will be slowed growth, lower margins, additional operational costs and lower income.

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

We have several strategic relationships which provide us with access to technology and provide us with a competitive advantage. These include the relationships with Shanghai Electric Co., LTD., Sichuan Eastern Electric Co., LTD,Harbin Electric Co., LTD, China Datang Corporation, China Huadian Group, China Huaneng Group and China Guodian Group. There is no guarantee that any of these agreements and arrangements will provide the benefits that we hope will result or that the relationships will be renewed on substantially similar terms or at all. Moreover, there is no assurance that any steps we have already taken or might take in the future will ensure the successful renewal of any or all our rights or the granting of further new rights or that the terms of any renewals would not be significantly less favorable to us than the terms of our current agreements. The loss of such arrangements or diminution of the rights may have an adverse impact on our business development, including product offerings, research and development and competitive position.

We derive a substantial part of our revenues from several major customers, therefore if we lose any of these customers or they reduce the amount of business they do with us in the future, our revenues may be affected

Our first largest customer, Nengfa Weiye Tieling Valve Joint Stock Co. Ltd, accounted for 39% of our revenues for the years ended December 31, 2011 Our second largest customer, Zhongye Valve Group Co. Ltd accounted for 21% of our revenue in the year ended December 31, 2011.As of December 31,2011, these two customers accounted for 60% in our total revenue and will continue to be the largest customers in 2012. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be materially and adversely affected. Although we have a strategic partnership with our current largest customer and a preferred provider agreement with our current second largest customer till until up to 2013 and the agreement can be automatically extended . there can be no assurance that these customers will continue to provide the current level of demand or will not seek to modify or terminate their respective agreements.

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

We depend on our productivity capacity to complete existing orders and provide delivery on time. If we are unable to finish the production when needed we would experience delays in realizing our sales objectives and our financial results could be adversely affected. The first phase of our new production facility, which will include expansion for a number of our business lines, including our wind energy equipment business, was completed in the end of 2011 and the second phase of it is under construction and expected to be fully completed by the end of second quarter of 2012. If there is a delay completing the new facility, or ramping up the new facility for production, it will negatively impact our production capability, which in turn would negatively affect our financial results.

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

In 2011, we have two new large customers, and we offered them a better accounts receivable collection policy than our other customers. Although these customers are large entities with good creditability, the return payments may delay, and result in reduced collections, which will adversely affect our operations and profitability.

To the extent that we depend on government projects, our business is dependent on government policy and, to some extent, government funding and government contracts.

Although we do not characterize our business as a government contractor, some aspects of our business are indirectly dependent on government policy, government funding, and government contracts. For example, the water diversion project is largely a government funded project, and our customers are contractors with the government. On the other hand, our saving-energy project and adjustment of our product and service which are depended on the policies issued by the government . As a consequence, it is possible that our requirements based on the product and service to be provided will be diminished resulting in a decrease in our revenue. It is possible that our wind energy equipment business will also be highly dependent on government funding, if not government contracts. Much of the pollution control and green industries are dependent on government policy to implement societal improvements. Our business has a number of aspects that are dependent on the government and our products, services and revenues are dependent on policies that can change if the government officials determine to redirect attention and investment to other aspects of society and industrial development.

Additionally, as a number of our customers are dependent on the government for their revenues through the provision of products and services on government contracts or government funded projects, there may be delays in our receiving payment for our products and services.

Fluctuation in the availability and cost of our raw materials may have an adverse effect on our operations and results of operations.

A portion of the inventory of raw materials and parts may be affected by fluctuations in the availability of the items and the price. Such things may include steel, electronic components, power systems, paints and welding rods. We do not generally have long term supply contracts with our suppliers, but rely on long standing relationships. To the extent that we are not able to obtain the required materials and parts necessary to enable us to fabricate our products, or we are required to pay more for such items, then there could be an adverse effect on our operations and our results of operations.

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

Our ability to offer our products and services in an evolving market and in different markets requires effective planning and management process. Since inception, and we intend to continue to expand them in the foreseeable future. This rapid growth places significant demand on our managerial and operational resources and our internal training capabilities. In addition, we plan to increase our total work force. This growth will place a substantial burden on our management team. To manage growth effectively, we must implement and improve our operational, financial and other systems, procedures and controls on a timely basis and expand, train and manage our workforce, particularly our sales and marketing and support organizations. We cannot be certain that our systems, procedures and controls will be adequate to support our current or future operations or that our management will be able to handle such expansion and still achieve the execution necessary to meet our growth expectations. Failure to manage our growth effectively could diminish our growth prospects and could result in lost opportunities as well as operating expenses exceeding the amount budgeted.

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

To date, the trading volume of our common stock has fluctuated. Generally, lower trading volumes adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

The Nasdaq Capital Market imposes listing standards on our common stock that we may not be able to fulfill, thereby leading to a possible delisting of our common stock.

As a listed Nasdaq Capital Market company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our Board of Directors and committees thereof, minimum bid price of our common stock and minimum stockholders equity. We currently are not in compliance with Nasdaq’s minimum bid price requirement. The failure regain compliance with Nasdaq’s minimum bid price requirement or meet the other Nasdaq Capital Market requirements may result in the de-listing of our common stock from the Nasdaq Capital Market, which could adversely affect the liquidity and market price thereof.

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

We have not paid dividends on our common stock, and we do not anticipate paying any dividends in the near future. Investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

The Corporate Income Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous income tax laws and rules. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. All of these foreign invested enterprises will be subject to the withholding tax on January 1, 2008. Since we intend to reinvest our earnings to further expand our businesses in mainland China, we do not intend to declare dividends in the foreseeable future. Accordingly, as of December 31, 2011, we have not recorded any withholding tax on the retained earnings of our foreign invested subsidiary in China.

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

Our China subsidiary Nengfa Energy, being a foreign invested enterprise, enjoyed a two year exemption from corporate income tax for 2007-2008 and a reduced corporate income rate of 15% for the three years from 2009-2011. If we cannot continue to obtain the unexpired tax holidays and reduced corporate tax rate or if the withholding tax on dividends is applied to our business, our effective tax rate will be increased significantly.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main manufacturing operations during 2011 were located at 118 Guang Yu St., Yinzhou District, Tieling City, Liaoning Province, People’s Republic of China, which was leased from a third party for a payment of approximately $47,240 per year. The lease expired in February 2012, and the Company has moved to the industrial park , in Tieling City,Liaoning Province.

Nengfa Energy established a manufacturing facility for its energy-saving products in Yingzhou District Industrial Park, Tieling City, Liaoning Province. We built a new equipment manufacturing facility that we believe will meet international and domestic standards for a high technology facility. This facility will cover an area of 81,561 sq.m acres. The construction of Phase I covers an area of 23,514 sq.m. The construction I has been basically completed by the end of 2011 and accounted for 67% of total investment budget. The construction of Phase II will be completed during 2012. Total estimated construction cost of a new manufacturing facility will be approximately $24 million. After completion, we anticipate that this facility will significantly increase Nengfa’s total manufacturing capacity to 20,000 tons of flow control equipment and new energy equipment, which is approximately triple the current capacity.

ITEM 3. LEGAL PROCEEDINGS

Robert E. Dawley v. NF Energy Corp. of America, M.D. Fla. Case no. 6:10-cv-0115-Orl-22DAB. Robert Dawley (“Dawley”) commenced this action in the United States District Court for the Middle District of Florida against the Company, Mr. Gang Li and the Company’s litigation counsel on October 1, 2011. The allegations in this action are identical to those that Dawley raised in a prior proceeding in which the United States Court of Appeals for the Eleventh Circuit entered judgment against him and in favor of the Company.

Upon motion by the defendants, in an order dated December 29,2010, the District Court dismissed six of Dawley’s ten claims on the ground that they were precluded by the Eleventh Circuit’s prior judgment. Dawley attempted to appeal the District Court’s order to the Eleventh Circuit. (Dawley v NF Energy Saving Corp. of America, U.S.C.A. 11th Cir. Appeal no. 11-10201-F.) However, the Eleventh Circuit dismissed Dawley’s appeal as premature. Dawley asked the Eleventh Circuit to reconsider, but it declined.

This District Court, in an order dated July 19,2011, dismissed Dawley’s remaining four claims with prejudice on the grounds that he had failed to plead them with the specificity required by law. The District Court then entered Judgment against him on July 20,2011. Dawley filed a Notice of Appeal of the District Court’s Judgment on July 25,2011. There has been no further action in the case on appeal.

As of December 31, 2011, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Lihua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

ITEM 4. MINE SAFTEY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGNA.OB”. The symbol after the Company’s name change to NF Energy Saving Corporation of America was “NFES.OB”. On August 26, 2009, the Company further changed its name to NF Energy Saving Corporation, and the symbol was changed to “NFEC.OB”. On October 4, 2010, the Company commenced trading on the Nasdaq Global Market, under the symbol “NFEC”. On March 7, 2012, the trading for the common stock was changed to the Nasdaq Capital Market. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2011 and 2010 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 23, 2012, the closing price was $1.08 per share.

	Common Stock (Adjusted Stock Price)
	High	Low
Fiscal year ends at December 31, 2011
First quarter	$5.05	$3.07
Second quarter	$3.38	$1.66
Third quarter	$2.38	$0.76
Forth quarter	$0.92	$0.46

Fiscal year ends at December 31, 2010
First quarter	$11.93	8.00
Second quarter	$10.00	$6.25
Third quarter	$8.99	$5.63
Forth quarter	$6.25	$4.01

Record Holders

As of March 12, 2012, we had 1,346 common shareholders of record.

Dividends

Since inception of NFEC, has not paid cash dividends on its common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payments of cash dividends in the future will be dependent upon, among other things, the amount of funds available therefore, our earnings, financial condition, capital requirements, and other factors which the Board of Directors deems relevant.

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

(a)   Sale of products

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers during a period from one to six months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and suitability, to its full satisfaction, then the company makes delivery to the customer

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales.

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

In general, accounts receivable with aging within 90 days, between 91 and 180 days, and between 181 and 360 days represent approximately 30-40%, 50-60%, and 5%-15%, respectively, of the total accounts receivable. The Company is highly aware of the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those accounting for at least 1% of the total accounts receivable.

For most of our contracts, our customers are generally large or state-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phrases over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. In our industry practice, we are paid by these construction contractors and/or developers when they have been paid by the local government or state-owned enterprises after the full inspection of each milestone during the construction phrase. Given that the construction of these infrastructure projects are very large in sizes and complex and require a high quality level in completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable on a timely manner or only after a period longer than our agreed payment terms.

We have a high level of assurance on the recoverability of these accounts receivable, based on our ongoing assessment of the customer’s credit-worthiness and their payment history. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we specifically evaluate the structure and collectability of accounts receivable and for receivables that are past due or not being paid according to the payment terms, and we take appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law. For customers with a large accounts receivable balance, we may take other steps, such as limiting sales and changing payment terms and requesting forms of security. We will consider an adjustment to the allowance for doubtful accounts for any estimated losses resulting from the inability of our customers to make required payments.

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

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which the asset becomes fully operational and after taking into account its estimated residual values:

	Expected useful life	Residual value
Building	30 years	5%

Plant and machinery	10 – 20 years	5%

Furniture, fixture and equipment	5 - 8 years	5%

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

Translation of amounts from RMB into US$1 have been made at the following exchange rates for the respective year:

	2011	2010
Year-end RMB:US$1 exchange rate	6.3523	6.6118
Annual average RMB:US$1 exchange rate	6.4544	6.7788

RESULTS OF OPERATIONS

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $14,929,430 and $25,372,206 for the years ended December 31, 2011 and 2010, respectively. Total revenues decreased $10,442,776, a 41% decrease, for the year ended December 31, 2011 compared to total revenues for the year ended December 31, 2010. Decrease in total revenue was due to the decrease in product revenue, service revenue and project revenue as explained below..

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and energy saving flow control equipment. Product revenues were $10,897,946 and $16,786,854, or 73% and 66.16% of total revenues for the years ended December 31, 2011 and 2010, respectively. Product revenues for the year ended December 31, 2011 decreased $5,888,908or 35.08% decrease, compared to the product revenue for the year ended December 31, 2010. The decrease in product revenue was primarily due to the delay in the completion of the Company’s new production facility which resulted in the Company having to take a portion of its manufacturing capabilities off-line while moving production equipment from the old facility to the new facility.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Service revenues were $4,031,484 and $7,828,840 for the years ended December 31, 2011 and 2010 respectively, a decrease of $3,797,356 or 48.5%. The decrease in service revenue was primarily due to the delay in the completion of the Company’s new production facility which resulted in a disruption of the Company’s operations..

Project Revenues

Project revenues are derived principally from energy-saving re-engineering projects and new energy projects that require significant modifications, customizations or installations, and are subject to the customer’s final approval. The Company applies the installment-method for short term projects and percentage-of-completion method for projects over one year to recognize project revenues. There was no project revenue for the year ended December 31, 2011, as compared to $756,512 for the same year ended in 2010. Given the economic uncertainty, projects originally planned for the year were postponed, which prevented the Company from realizing any project revenue in the year ended December 31, 2011.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $10,757,351and $18,534,434, or 72.05% and 73.05% of total revenues, for the years ended December 31, 2011 and 2010, respectively. The total cost of revenues decreased by $7,777,083 or 41.96% for the year ended December 31, 2011 compared to the total cost of revenues for the year ended December 31, 2010. The decrease in total cost of revenues was primarily due to the decrease in product revenue and service revenue during the year.

The overall gross profit for the Company was $4,172,079 and $6,837,772, or 27.94% and 26.95% of total revenues, for the years ended December 31, 2011 and 2010, respectively. There is no significant fluction on the gross margin when compared with 2010.

Cost of Products

Total cost of product revenues was $8,151,829 and $12,629,265 for the years ended December 31, 2011 and 2010, respectively. The cost of product revenues decreased by $4,477,436 or 35.45% for the year ended December 31, 2011 compared to the cost of revenues for the year ended December 31, 2010. The decrease in product costs was due to the transfer of our production machines from our leased facility to our new manufacturing facility during the last two quarters, which affected our production capacity when compared to last year,

The gross profit for products was $2,746,117 and $4,157,589, the gross profit margin was 25.20% and 24.77% for the years ended December 31, 2011 and 2010, respectively. There was no significant fluction on the gross margin when compared with 2010.

Cost of Service

Total cost of service revenues was $2,605,522 and $5,287,351 for the years ended December 31, 2011 and 2010, respectively. The cost of service revenues decreased by $2,681,829 or 50.72% for the year ended December 31, 2011 compared to the cost of revenues for the year ended December 31, 2010. The gross margin for services was $1,425,962 and $2,541,489, or 35.37% and 32.46%, for the years ended December 31, 2011 and 2010, respectively. The increase in gross margin is due to the significant increase in gross margin of energy conservation technology services.

Cost of Projects

There was no project revenue for the year ended December 31, 2011, therefore there was no cost of projects recognized during the year.

Operating Expenses

The total operating expenses were $1,454,151 and $1,234,597 , or 9.74% and 4.87% of total revenues, for the year ended December 31, 2011 and 2010, respectively. The total operating expenses increased by $219,554 or 17.78% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase of operating expenses is primarily due to the Company receiving its land use rights for the new facility located in Yinzhou District Industrial Park and starting to pay the land use rights tax. The Company also starts to pay the NASDAQ listing fees. There was also an increase in legal and professional fees, and IR fees during the year..

Sales and marketing expenses

The total sales and marketing expenses were $101,586 and $81,885, or 0.68% and 0.32% of total revenues, for the years ended December 31, 2011 and 2010, respectively. The sales and marketing expenses increased by $19,701 or 24.06%. The increase in sales and marketing is due to the increase in traveling expenses incurred by the sales staff in order to explore more business opportunities for the company.

General and administrative expenses

General and administrative expenses were $1,352,565 and $1,152,712, or 9.05% and 4.54% of total revenue, for the year ended December 31, 2011 and 2010, respectively. The general and administrative expenses increased by $199,853 or 17.34%. The increase in general and administrative expenses was caused by the increase in bank loan guarantee fee, legal and professional fees and investor relations fees.

Income from Operations

As a result of the foregoing, our income from operations was $2,717,928 or 18.21% of total revenues, for the year ended December 31, 2011, as compared to $5,603,175 or 22.08% of total revenues, for the year ended December 31, 2010, a decrease of $2,885,247 or 51.49%.

Other income (expenses)

For the year ended December 31, 2011, interest income was $5,838 as compared to $1,007 for the year ended December 31, 2010. In 2011, interest expense was $375,773, a decrease of $146,880 as compared to $522,653 for the year ended December 31, 2010. The Company issued $960,000 of convertible notes at beginning of 2010, which incurred a non-cash interest expenses of $396,072 for the year ended December 31, 2010. The debt discount on convertible notes was fully discount in February 2011 and there was only $70,271 non-cash interest expenses for the year 2011.

Income Tax Expenses

For the years ended December 31, 2011 and 2010, income tax expenses were $301,533 and $778,765 respectively. The decrease of income tax expenses of $477,232 or 61.28% is due to the decrease in Income Before Tax . Nengfa Energy is entitled to a two-year exemption from corporate income tax till the year ended December 31, 2011. The new income tax rate will be 25% from 2012 onwards.

As of December 31, 2011, the Company’s operations in the United States of America incurred $2,660,710 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carried forwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $904,641 on the expected future tax benefits from the net operating loss carried forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net Income

As a result of the foregoing, we recorded net income of $2,046,460, a 13.70% profit margin on revenue for the year ended December 31, 2011, as compared to net income of $4,302,764, a16.96% profit margin on revenues, for the year ended December 31, 2010. The net income for the year ended December 31, 2011 decreased by $2,256,304, a decrease of 52.44%, compared to the year ended December 31, 2010. The decrease in net income was mainly due to the increase in operating expenses and the decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the year ended December 31, 2011, net cash provided by operating activities was $2,488,573. This was primarily attributable to our net income of $2,046,460, adjusted by non-cash items of depreciation and amortization of $588,278, reversal of allowance for doubtful account of $930, and non-cash interest expenses of $ 70,271. The increase in cash flow in 2011 were due primarily the decrease in inventories by $271,495, decrease in prepayments and other receivables by $393,503, increase in accounts payable by $1,466,017, and increase in other payables and accrued liabilities by $357,650.These were partially off-set by the increase in accounts and retention receivable by $2,673,870 (excluding the non-cash transaction of $7,830,649 which represented the prepayment for construction in progress in lieu of accounts receivable) and $32,161 decrease in income tax payable in this year.

The decrease in accounts and retention receivable of $4,589,393, a decrease of 28.79% over the accounts and retention receivables balance at December 31, 2010 are mainly due to the transfer of accounts receivable due from two customers amounting to $7.8 million on a non-recourse basis to an independent project management company in the PRC as the prepayment for construction cost.

The Company is highly aware of the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those accounting for about 15% of the total accounts receivable, thus there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	over 365 days

Product	9,778,015	3,386,389	4,035,706	808,152	1,547,768
Service	847,158	839,504	-	7,654	-
Total	10,625,173	4,225,893	4,035,706	815,806	1,547,768

Less: allowance for doubtful accounts	7,757	-	-	6,713	1,044
Accounts receivable, net	10,617,416	4,225,893	4.035,706	809,093	1,546,724

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

The reason for the decrease in inventories of $242,222 is mainly due to the decreasing inventory volume in light of change in orders. The reason for the increase in the prepayments and other receivables of $338,886,or 28.39% are mainly due to the guarantee deposit of $314,847 paid to an independent guarantor for the guarantee of bank loan. The $824,430 decrease in accounts payable of from 31 December 2010 to $2,679,267 was mainly due to the decrease in purchase of raw materials due to the decrease in revenue. The $494,804 decrease in financing lease payable was due to a payment for equipment leasing purchase. The decrease of $27,729 from income tax payable is due to the Company’s annual taxable income in 2011 being less than the taxable income for year ended December 31, 2010.

Investing activities

For the year ended December 31, 2011,net cash used in investing activities was $3,161,644. The $3,122,962 cash used in 2011 is primarily used in construction, and $38,682 which was used for purchasing plant and equipment.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC which cover an area of 33 acres. Total estimated construction cost of the new manufacturing facility is approximately $24 million. Phase I of the project is complete and began its operations in December 2011. Phase II of the project is expected to be completed during 2012.

Financing activities

For the year ended December 31, 2011, the net financing cash inflow was $2,087,582 which was due to the proceeds from short-term bank loans and issuance of note of $2,533,156 and $1,500,000 respectively and advance from a related party of $112,005. These were partially off-set by the increase in restricted cash of $1,549,331 and payment on finance lease of $508,248.

In February,2011, the Company obtained a short-term bank borrowing of $1,574,233 (Equivalent to RMB10,000,000) with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, which is guaranteed by a guarantee company in Shenyang City, the PRC, this bank borrowing was repaid in February 16 ,2012.

In November ,2011, the Company obtained another short-term bank borrowing of $2,573,871 (Equivalent to RMB 16,350,000), from a commercial bank in China, Bank of Jilin, due 15 December 2012, with interest rate at 1.4 times of the Bank of China Benchmark Lending Rate, monthly payable, which is guaranteed by Mr. Gang Li (the Company’s CEO) and a guarantee company in Shenyang City, the PRC.

In November ,2011, the Company obtained a bank note of $3,148,466 (Equivalent to RMB 20,000,000) from a commercial bank in China, Bank of Liaoyang, due May 2012,which is collateralized by restricted cash of $1,574,233 (Equivalent to RMB 10,000,000) and guaranteed by a third party. The bank note was issued to settle the accounts payable and there was no cash proceeds for the bank note.

As of December 31, 2011, the amount due to a related party of $431,682 represented a temporary advance made by Cloverbay International Ltd., the Company’s major stockholder, which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which is unsecured, interest-free and bears no fixed repayment term. Imputed interest on this amount is considered insignificant.

In June 2011, the Company obtained a new short-term loan of $1,500,000 from Cloverbay International Ltd. which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), to repay a short-term loan due June 10, 2011. This note is unsecured, carries interest at 2.5% per annum, payable at maturity and repayable on May 31, 2012.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NF Energy Saving Corporation

We have audited the accompanying consolidated balance sheets of NF Energy Saving Corporation and its subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

HKCMCPA Company Limited Certified Public Accountants Hong Kong, China March 28, 2012

NF ENERGY SAVING CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,317,456	$823,717
Restricted cash	1,574,233	-
Accounts receivable, net	10,617,416	14,658,067
Retention receivable, current	734,214	813,579
Inventories	581,176	823,398
Prepayments and other receivables	1,532,283	1,193,397

Total current assets	17,356,778	18,312,158

Retention receivable, non-current	-	469,377
Plant and equipment, net	11,236,347	4,166,584
Land use right, net	3,118,482	3,058,507
Construction in progress	12,106,316	8,027,219

TOTAL ASSETS	$43,817,923	$34,033,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,679,267	$3,503,697
Short-term bank borrowings	7,296,570	1,512,447
Note payable, related party	1,500,000	-
Current portion of obligation under finance lease	34,287	492,264
Income tax payable	93,407	121,136
Amount due to a related party	431,682	318,946
Other payables and accrued liabilities	1,304,887	902,889

Total current liabilities	13,340,100	6,851,379

Long-term liabilities:
Convertible promissory notes, net	960,000	889,730
Obligation under finance lease	-	36,827

TOTAL LIABILITIES	14,300,100	7,777,936

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,326,501 and 5,326,501 shares issued and outstanding, respectively	5,326	5,326
Additional paid-in capital	8,443,563	8,443,563
Statutory reserve	2,203,798	1,965,556
Accumulated other comprehensive income	3,431,354	2,215,900
Retained earnings	15,433,782	13,625,564

Total stockholders’ equity	29,517,823	26,255,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,817,923	$34,033,845

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2011	2010
REVENUES, NET
Products	$10,897,946	$16,786,854
Services	4,031,484	7,828,840
Project	-	756,512
Total revenues, net	14,929,430	25,372,206

COST OF REVENUES:
Cost of products	8,151,829	12,629,265
Cost of services	2,605,522	5,287,351
Cost of project	-	617,818
Total cost of revenues	10,757,351	18,534,434

GROSS PROFIT	4,172,079	6,837,772

OPERATING EXPENSES:
Sales and marketing	101,586	81,885
General and administrative	1,352,565	1,152,712
Total operating expenses	1,454,151	1,234,597

INCOME FROM OPERATIONS	2,717,928	5,603,175

Other (expense) income:
Interest income	5,838	1,007
Interest expense	(375,773)	(522,653)

INCOME BEFORE INCOME TAXES	2,347,993	5,081,529

Income tax expense	(301,533)	(778,765)

NET INCOME	$2,046,460	$4,302,764

Other comprehensive income:
– Foreign currency translation gain	1,215,454	867,518

COMPREHENSIVE INCOME	$3,261,914	$5,170,282

Net income per share:
– Basic	$0.38	$0.81
– Diluted	$0.38	$0.79

Weighted average common shares outstanding:
– Basic	5,326,501	5,326,501
– Diluted	5,454,501	5,458,109

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,046,460	$4,302,764
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	588,278	394,033
Allowance for (reversal of allowance for) doubtful accounts	930	(6,389)
Gain on disposal of plant and equipment	-	(225)
Deferred tax expense	-	1,420
Interest expenses, non-cash	70,271	396,072
Change in operating assets and liabilities:
Accounts and retention receivable	(2,673,870)	(2,040,981)
Inventories	271,495	(158,836)
Prepayments and other receivables	393,503	(495,757)
Accounts payable, trade	1,466,017	1,343,841
Income tax payable	(32,161)	(85,065)
Other payables and accrued liabilities	357,650	(290,879)
Net cash provided by operating activities	2,488,573	3,359,998

Cash flows from investing activities:
Purchase of plant and equipment	(38,682)	(42,221)
Payments on construction in progress	(3,122,962)	(4,836,398)
Proceeds from disposal of plant and equipment	-	1,261
Net cash used in investing activities	(3,161,644)	(4,877,358)

Cash flows from financing activities:
Change in restricted cash	(1,549,331)	-
Advance from a related party	112,005	318,209
Net proceeds from short-term bank borrowing	2,533,156	1,475,198
Payments on finance lease	(508,248)	(607,269)
Proceeds from issuance of notes	1,500,000	-
Proceeds from private placement	-	900,000
Net cash provided by financing activities	2,087,582	2,086,138

Effect on exchange rate change on cash and cash equivalents	79,228	27,610

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,493,739	596,388

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	823,717	227,329

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,317,456	$823,717

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$333,615	$862,254
Cash paid for interest	$275,502	$91,745

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of note payable to offset with accounts receivable	$-	$544,481
Settlement of prepayment and accounts payable in lieu of bank demand notes	$3,098,661	$-
Prepayment for construction in progress in lieu of accounts receivable	$7,830,649	$-
Transfer from construction in progress to plant and equipment	$7,276,065	$2,167,487
Transfer from construction in progress to land use right	$-	$3,044,062

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2010	5,326,501	$5,326	$7,977,221	$1,449,345	$1,348,382	$9,839,011	$20,619,285

Foreign currency translation adjustment	-	-	-	-	867,518	-	867,518
Beneficial conversion feature and warrants granted in connection with convertible promissory notes	-	-	466,342	-	-	-	466,342
Net income for the year	-	-	-	-	-	4,302,764	4,302,764
Appropriation to statutory reserve	-	-	-	516,211	-	(516,211)	-

Balance as of December 31, 2010	5,326,501	$5,326	$8,443,563	$1,965,556	$2,215,900	$13,625,564	$26,255,909

Foreign currency translation adjustment	-	-	-	-	1,215,454	-	1,215,454
Net income for the year	-	-	-	-	-	2,046,460	2,046,460
Appropriation to statutory reserve	-	-	-	238,242	-	(238,242)	-

Balance as of December 31, 2011	5,326,501	$5,326	$8,443,563	$2,203,798	$3,431,354	$15,433,782	$29,517,823

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation (the “Company” or “NFEC”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to “Global Broadcast Group, Inc.” On November 12, 2004, the Company changed its name to “Diagnostic Corporation of America.” On March 15, 2007, the Company changed its name to “NF Energy Saving Corporation of America.” On August 24, 2009, the Company further changed its current name to “NF Energy Saving Corporation.” On October 1, 2010, the Company’s common stock was traded on Nasdaq Stock Market.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to December 31, 2011, in which the Company holds 99%-majority interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the years presented.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Restricted cash

The Company maintains restricted cash accounts held with financial institutions in the PRC, which are pledged as collateral for short-term bank demand notes payable that will be expired or matured in the next twelve months.

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

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2011 and 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Building	30 years	5%
Plant and machinery	10 – 20 years	5%
Furniture, fixture and equipment	5 – 8 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•	Land use right

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, the Company’s land purchases in the PRC is considered to be leasehold land and is stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement on a straight-line basis, which is 50 years and will expire in 2059.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, these products are manufactured and configured to customer requirements. The Company typically produces and builds the energy saving flow control equipment for customers in a period from 1 to 6 months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and product conditions, to its full satisfaction, then the Company makes delivery to the customer.

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2011 and 2010.

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

In February 2010, NFEC, through its subsidiary Nengfa Energy, entered into a cooperative arrangement with a biomass energy technology company in the PRC (the “customer”) for the development of energy-related systems and facilities and the provision of an economic energy saving solutions to the farmers in Laoning Province, the PRC for a term of 1 year. Under this project arrangement, Nengfa Energy agreed to design, build and provide the energy-related equipment and components, as well as provide training to the customer to operate these energy-related facilities. The customer agreed to operate the administration of this arrangement and provide on-site training to the farmers to operate these facilities. In consideration for this cooperative arrangement, both parties agreed to equally share in the sales of energy-related systems during the term of the project, in accordance with the agreed energy-saving milestone requirement. At the end of the project term, Nengfa agreed to transfer its ownership and proprietary rights to the energy-related system and facility to the customer.

Under this cooperative arrangement, its project revenue is recognized when the Company makes the billings upon the satisfaction of the agreed milestone requirement during the year ended December 31, 2010.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

No such revenue was incurred during the year ended December 31, 2011.

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

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2011 and 2010.

•	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $51,781 and $68,670 of such costs for the years ended December 31, 2011 and 2010.

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

For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority. For the year ended December 31, 2011, the Company filed and cleared 2010 tax return with its local tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the years ended December 31, 2011 and 2010.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2011	2010
Year-end RMB:US$1 exchange rate	6.3523	6.6118
Annual average RMB:US$1 exchange rate	6.4544	6.7788

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2011 and 2010, the Company operates in two reportable operating segments in the PRC.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding obligation under finance lease, short-term bank borrowing and convertible promissory notes): cash and cash equivalents, restricted cash, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-28 regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance clarifies the steps to be performed to determine whether goodwill has been impaired and addresses the steps for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with International Financial Reporting Standards. This guidance is effective for the first interim or annual period beginning after December 15, 2011. In the period of adoption, the Company will include the required disclosures in its filings and believes the adoption will have no impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This new guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which temporarily defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 regarding disclosures about offsetting assets and liabilities. This new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

3.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company recognized $930 allowance for the year ended December 31, 2011 and recovered $6,389 from the allowance for the year ended December 31, 2010.

	As of December 31,
	2011	2010

Accounts receivable, cost	$10,625,173	$14,664,612
Less: allowance for doubtful accounts	(7,757)	(6,545)

Accounts receivable, net	$10,617,416	$14,658,067

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Up to February 29, 2012, the Company has subsequently recovered from approximately 17% of the accounts receivable as of December 31, 2011.

4.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2011	2010

Raw materials	$328,293	$373,847
Work-in-process	185,492	359,832
Finished goods	67,391	89,719

	$581,176	$823,398

For the years ended December 31, 2011 and 2010, no allowance for obsolete inventories was recorded by the Company.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	As of December 31,
	2011	2010

Prepayment to vendors for raw materials	$1,071,177	$1,080,227
Guarantee deposit	314,847	-
Prepaid operating expenses	142,445	107,543
Other receivables	3,814	5,627

	$1,532,283	$1,193,397

The Company generally makes prepayments to vendors for raw materials in the normal course of business. Prepayments to vendors are recorded when payment is made by the Company and relieved against inventory when goods are received, which include provisions that set the purchase price and delivery date of raw materials.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2011	2010

Building	$7,191,316	$-
Plant and machinery	5,404,559	5,289,265
Furniture, fixture and equipment	67,731	61,361
Foreign translation difference	696,762	344,762
	13,360,368	5,695,388
Less: accumulated depreciation	(1,968,247)	(1,443,910)
Less: foreign translation difference	(155,774)	(84,894)

Plant and equipment, net	$11,236,347	$4,166,584

Depreciation expense for the years ended December 31, 2011 and 2010 were $524,337 and $333,152, of which $483,039 and $293,156 were included in cost of revenue, respectively.

As of December 31, 2011, the Company’s carrying value of plant and equipment held under finance leases amounting to $1,840,858.

7.	LAND USE RIGHT

Land use right consisted of the following:

	As of December 31,
	2011	2010

Land use right, at cost	$3,044,062	$3,044,062
Less: accumulated amortization	(124,822)	(60,881)
	2,919,240	2,983,181
Add: foreign translation difference	199,242	75,326

Land use right, net	$3,118,482	$3,058,507

Amortization expense for the years ended December 31, 2011 and 2010 were $63,941 and $60,881, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending December 31:
2012	$64,968
2013	64,968
2014	64,968
2015	64,968
2016	64,968
Thereafter	2,793,642

Total:	$3,118,482

8.	CONSTRUCTION IN PROGRESS

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The construction project is partially completed and began its operations in December 2011.

For the year ended December 31, 2011, the Company transferred its accounts receivable due from two customers amounting to $7.8 million on a non-recourse basis to an independent project management company in the PRC as the prepayment for construction cost to complete the remaining construction of new manufacturing facility. The remainder of the construction project is expected to be fully completed during 2012.

9.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	As of December 31,
	2011	2010

Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB20,000,000, due May 2012, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value	$3,148,466	$-

Short-term borrowings:
Equivalent to RMB10,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due December 21, 2011, which is secured by properties owned by its vendor and guaranteed by Mr. Gang Li (the Company’s CEO) and a related party to him	-	1,512,447

Equivalent to RMB10,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due February 16, 2012, which is guaranteed by a guarantee company in Shenyang City, the PRC	1,574,233	-

Equivalent to RMB16,350,000 with interest rate at 1.4 times of the Bank of China Benchmark Lending Rate, monthly payable, due December 15, 2012, which is guaranteed by Mr. Gang Li (the Company’s CEO) and a guarantee company in Shenyang City, the PRC	2,573,871	-
Total short-term bank borrowings	$7,296,570	$1,512,447

(a)	The bank loan was repaid in full upon maturity, subsequent to December 31, 2011.

The average effective interest rate is 8.24% and 7.553% per annum for the years ended December 31, 2011 and 2010.

10.	NOTE PAYABLE, RELATED PARTY

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11.    CONVERTIBLE PROMISSORY NOTES

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

On October 4, 2010, the Company entered into a Note Modification Agreement and agreed to amend the terms of the Notes, as follows:

(1)	The Notes shall be automatically convert, through no action on the part of the holders of the Notes, into that number of shares of Common Stock equal to the quotient obtained by dividing (a) the then outstanding obligations by (b) the conversion price then in effect;

(2)	Interest due under the Notes shall not accrue past October 4, 2010;

(3)	The security interest in and lien upon all of the Company’s assets is terminated and shall be of no further force or effect.

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

The Company engaged an independent appraiser to perform a valuation of the Notes and the Company determined that the Notes should be recorded in accordance with ASC Topic 470-20, “Debt with conversion and other options ”. The Company allocated the proceeds received between the Notes and the Warrants on a relative fair value basis. The relative fair values of the Notes and the Warrants determine the debt discount attributable to the Warrants and are recorded as additional paid-in capital. The resulting discount on the Notes is being amortized over the life of the Notes using the effective interest method.

For the year ended December 31, 2011, the Company recognized $70,271 as amortization of debt discount and recorded as interest expense in the consolidated statement of operations. As of December 31, 2011, the carrying value of the convertible promissory notes is amounted to $960,000.

On February 24, 2011, the Company and the holders of the Notes mutually agreed to extend the maturity date to February 24, 2012 and the Warrants were fully cancelled.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Subsequently, the Notes were agreed to further extend the maturity term to February 24, 2013.

12.    OBLIGATION UNDER FINANCE LEASE

The Company purchased certain equipment under finance lease agreements with an effective interest rate of 8.6% per annum, due through May 25, 2012, with principal and interest payable monthly.

The obligation under the finance lease is as follows:

	As of December 31,
	2011	2010

Finance lease	$34,287	$529,091
Less: current portion	(34,287)	(492,264)

Non-current portion	$-	$36,827

The maturities of the finance lease obligation for the next year are as follows:

Years ending December 31:
2011	$44,874
Less: interest	(10,587)

Present value of minimum obligation	$34,287

The obligation under the finance lease was guaranteed by the Company’s executive officers and directors, Mr. Gang Li and Ms. Li Hua Wang.

13.    AMOUNT DUE TO A RELATED PARTY

As of December 31, 2011, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

14.    OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2011	2010

Rent payable	$43,291	$41,592
Payable to equipment vendors	130,636	111,558
Customer deposits	381,055	18,916
Value-added tax payable	170,055	248,385
Provision for contingent liability	200,000	200,000
Accrued operating expenses	371,979	256,706
Other payable	7,871	25,732

	$1,304,887	$902,889

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

(a)    Common stock

As of December 31, 2011, the Company had a total of 5,326,501 shares of its common stock issued and outstanding.

(b)    Warrants

Transactions involving warrants during the year ended December 31, 2011 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2011	87,334	$ 4.50-10.00	$8.50	$5.39

Warrants granted	-	-	-	-
Warrants cancelled	(64,000)	(10.00)	(10.00)	(4.46)
Warrants exercised	-	-	-	-

Balance as of December 31, 2011	23,334	4.50	4.50	7.93

The warrants were cancelled in relation to the extension of convertible promissory notes. The Company adopted ASC 718 using the Black-Scholes Option-Pricing model to measure the fair value of warrants on the grant date, with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

16.    INCOME TAXES

For the years ended December 31, 2011 and 2010, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended December 31,
	2011	2010
Tax jurisdiction from:
- Local	$(493,206)	$(865,081)
- Foreign	2,841,199	5,946,610

Income before income taxes	$2,347,993	$5,081,529

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2011	2010
Current:
- Local	$-	$-
- Foreign	301,533	777,357

Deferred:
- Local	-	-
- Foreign	-	1,408

Income tax expense	$301,533	$778,765

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

As of December 31, 2011, the operations in the United States of America incurred $2,660,710 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $904,641 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2011 and 2010 is as follows:

	Years ended December 31,
	2011	2010

Income before income taxes from PRC operation	$2,841,199	$5,946,610
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	710,300	1,486,652
Tax effect of non-taxable items	(4,825)	(6,340)
Tax effect from tax holiday	(355,012)	(742,036)
Tax adjustments	(48,930)	40,489

Income tax expense	$301,533	$778,765

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$904,641	$736,951
Less: valuation allowance	(904,641)	(736,951)

Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $904,641 as of December 31, 2011. During 2011, the valuation allowance increased by $167,690, primarily relating to net operating loss carryforwards from the local tax regime.

17.    NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. On September 16, 2011, the Company effected a 1 for 2.5 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011	2010

Net income attributable to common shareholders	$2,046,460	$4,302,764

Weighted average common shares outstanding – Basic	5,326,501	5,326,501
Plus: incremental shares from assumed conversions
- Convertible shares from convertible promissory notes	128,000	108,274
- Warrants to purchase common stock	-	23,334

Weighted average common shares outstanding – Diluted	5,454,501	5,458,109

Net income per share – Basic	$0.38	$0.81
Net income per share – Diluted	$0.38	$0.79

For the year ended December 31, 2011, warrants exercisable to 23,334 shares of common stock were excluded from the diluted income per share as the exercise price of the warrants was higher than the average market price of the common stock during the year, thereby making the warrants anti-dilutive under the treasury method.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18.    CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC, Nengfa Energy and Sales Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Nengfa Energy and Sales Company are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $190,925 and $180,904 for the years ended December 31, 2011 and 2010, respectively.

19.    STATUTORY RESERVES

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

For the years ended December 31, 2011 and 2010, the Company’s subsidiaries made appropriation of $238,242 and $516,211 to statutory reserve, respectively.

20.    SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2011 and 2010. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2011 and 2010:

	Year ended December 31, 2011
	Heavy
	manufacturing	Energy-saving
	business	related business	Total
Operating revenues, net:
- Products	$10,896,009	$1,937	$10,897,946
- Services	3,228,931	802,553	4,031,484
- Project	-	-	-
Total operating revenues	14,124,940	804,490	14,929,430
Cost of revenues	(10,511,112)	(246,239)	(10,757,351)

Gross profit	3,613,828	$558,251	$4,172,079
Depreciation and amortization	556,654	31,624	588,278
Total assets	41,510,530	2,307,393	43,817,923
Expenditure for long-lived assets	$10,992,293	$-	$10,992,293

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2010
	Heavy
	manufacturing	Energy-saving
	business	related business	Total
Operating revenues, net:
- Products	$16,380,801	$406,053	$16,786,854
- Services	6,569,301	1,259,539	7,828,840
- Project	-	756,512	756,512
Total operating revenues	22,950,102	2,422,104	25,372,206
Cost of revenues	(17,457,925)	(1,076,509)	(18,534,434)

Gross profit	5,492,177	1,345,595	6,837,772
Depreciation and amortization	299,802	33,350	333,152
Total assets	30,634,405	3,399,440	34,033,845
Expenditure for long-lived assets	$3,959,966	$-	$3,959,966

21.    CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2011 and 2010, customers who accounted for 10% or more of the Company’s revenues and its outstanding balance as at year-end dates, are presented as follows:

	Year ended December 31, 2011			December 31, 2011
Customer	Revenues	Percentage of revenues		Accounts and retention receivable

Customer A	$5,753,720	39%		$7,578,206
Customer B	3,186,753	21%		-

Total:	$8,940,473	60%	Total:	$7,578,206

	Year ended December 31, 2010			December 31, 2010
Customer	Revenues	Percentage of revenues		Accounts and retention receivable

Customer B	$6,432,959	25%		$5,599,183
Customer A	5,193,377	20%		4,451,847
Customer C	4,794,836	19%		2,716,303

Total:	$16,421,172	64%	Total:	$12,767,333

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)    Major vendors

For the year ended December 31, 2011, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 46% of the Company’s purchase amounting to $4,535,267, with $0 of accounts payable.

For the year ended December 31, 2010, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 49% of the Company’s purchase amounting to $8,749,485, with $180,247 of accounts payable.

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

The Company’s interest-rate risk arises from borrowings under promissory notes, finance lease and short-term bank borrowing. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2011, borrowings under promissory notes and finance lease were at fixed rates and short-term bank borrowing was at variable rates.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

22.    COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company is committed under a non-cancelable operating lease with fixed monthly rentals, due through February 9, 2012. Costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rental expense and totaled approximately $54,227 and $46,099 for the years ended December 31, 2011 and 2010.

As of December 31, 2011, the Company has future minimum rental payments of $3,936 due under this non-cancelable operating lease in the next twelve months.

(b)	Capital commitments

As of December 31, 2011, the Company is committed to the future contingent payments of approximately $0.7 million on the purchase of new plant and equipment and third party contractors relating to its construction project in the next twelve months.

(c)	Unused credit facility

For the year ended December 31, 2011, the Company obtained a credit facility with the maximum limit of $5.88 million (equivalent to RMB40 million), in a term of 2 years, expiry on June 28, 2012. Advances under this credit facility are unsecured and bear interest at an annual rate of 1.3 times the Bank of China Benchmark Lending Rate, payable monthly. There were no borrowings under this credit facility as of December 31, 2011.

(d)	Legal proceedings

Robert E. Dawley v. NF Energy Corp. of America, M.D. Fla. Case no. 6:10-cv-0115-Orl-22DAB. Robert Dawley (“Dawley”) commenced this action in the United States District Court for the Middle District of Florida against the Company, Mr. Gang Li and the Company’s litigation counsel on October 1, 2011. The allegations in this action are identical to those that Dawley raised in a prior proceeding in which the United States Court of Appeals for the Eleventh Circuit entered judgment against him and in favor of the Company.

Upon motion by the defendants, in an order dated December 29,2010, the District Court dismissed six of Dawley’s ten claims on the ground that they were precluded by the Eleventh Circuit’s prior judgment. Dawley attempted to appeal the District Court’s order to the Eleventh Circuit. (Dawley v NF Energy Saving Corp. of America, U.S.C.A. 11th Cir. Appeal no. 11-10201-F.) However, the Eleventh Circuit dismissed Dawley’s appeal as premature. Dawley asked the Eleventh Circuit to reconsider, but it declined.

This District Court, in an order dated July 19,2011, dismissed Dawley’s remaining four claims with prejudice on the grounds that he had failed to plead them with the specificity required by law. The District Court then entered Judgment against him on July 20,2011. Dawley filed a Notice of Appeal of the District Court’s Judgment on July 25,2011. There has been no further action in the case on appeal.

As of December 31, 2011, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Lihua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

23.    SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures .

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

c)    Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Gang, Li	59	Chairman and Chief Executive Officer and President
Lihua, Wang	52	Director, CFO
Mia Kuang, Ching	46	Independent Director, Chair of Audit Committee
Jason, Wang	59	Independent Director, Chair of Nomination Committee
Jiuding, Yan	46	Independent Director, Chair of Compensation Committee

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

Between 1998 and 2006, Mr. Li was the General Manager of Liaoning project company, one of the three pilot and demonstration companies of the GEF/WB/NDRC China Energy Conservation Promotion Project. Mr. Li led the team working on “Energy Management Contract” model of energy saving projects, completed 256 energy saving projects for 216 customers. The accumulated total investment for the projects was 0.452 billion RMB, with an accumulated savings of 1.67 million tons of standard coal, which resulted in a reduction of CO2 emissions by 1.52 million tons. These achievements have been highly awarded by the World Bank and National Development and Reform Commission (NDRC). In 2006, after the promotion projects were completed, Mr. Li established Liaoning Nengfa Weiye Energy Technology Corporation Ltd. Mr. Li also serves as the Deputy Director of the Liaoning Provincial Resource Saving and Comprehensive Application Association. He also holds the offices of Deputy Director for the China Energy Conservation Association and Deputy Director for the Energy Conservation Committee under the China Energy Research Association. We believe Mr. Li’s qualifications to serve on our Board of Directors include his relationships with various government officials at local and provincial levels, and his experience in consolidating resources and ability to obtaining capital financing.

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

Mia Kuang Ching — Independent Director, Chairman of Audit Committee

Mr. Mia Kuang Ching is currently a private consultant on merger and acquisition projects. Up until 2 December 2011 he was the managing partner of SBA Stone Forest Corporate Advisory (Shanghai) Co., Ltd. From 1992 to 1994 he was Regional Accountant (South Europe) of Singapore Airlines. From 1994 to 1997, he was the Group Financial Controller of Fullmark Pte. Ltd., and responsible for operations in China, Hong Kong, Malaysia and Vietnam. He was in-charge of strategic investment, group financing and mergers and acquisitions. From 1997 to 2000, he was the Chief Accountant of Dalian Container Terminal, a joint venture formed by PSA Corporation of Singapore and the Port of Dalian Authority.

Mr. Ching became an Independent Director of the Company in August 2009 and is Chairman of the Audit Committee. We believe Mr. Ching’s qualifications to serve on our Board of Directors include his years of business experience and his familiarity with financial accounting matters.

Jianxin (Jason) Wang — Independent Director, Chairman of Nomination Committee

Mr. Jianxin Wang, Independent Director of NFEC, is a senior corporate executive with over 15 years of experience in promoting industrial energy efficiency, and strong leadership skills in corporate strategy development, business management and equity investment, as well as in depth knowledge on Chinese government policies and regulations on clean technology, renewable energy and energy efficiency. Mr. Wang has been the General Manager of Gaoping Ronggao PV Solar Development Co. ltd. a privately owned Chinese wafer and PV cell company, since September 2011. From January 2008 until December 2010, Mr. Wang was the Managing Director of China Carbon Corporation (CCC), an international company engaged in carbon trading, and the Managing Director of Cosmos International Corp. a Canadian investment consulting firm in Beijing. Previously, Mr. Wang served as the President of Sparkles International Development Corp. a Virginia based energy efficiency consulting and trading firm from 1993 to December 2007, and a senior consultant for Chicago Climate Exchange in 2006 and a research assistant at the World Bank in 1991. Mr. Wang is the Deputy Director of the Enterprise Energy Saving Committee and the Deputy Secretary General of the Energy Efficiency Investment and Assessment Committee of China Energy Research Society and he is an energy expert for the State Development Bank of China

Mr. Wang became an Independent Director of the Company in August 2009 and is Chairman of the Nominating Committee. We believe Mr. Wang’s qualifications to serve on our Board of Directors include his experience in the areas of climate change and carbon trade and energy efficiency.

Jiuding Yan- Independent Director-Chairman of Compensation Committee

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

Code of Ethics

The Company has adopted a code of ethics (the "Code of Ethics") that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is attached as Exhibit 14.1 hereto. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communication made by the Company;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

—	Accountability for adherence to the Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2011. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

We did not provide any compensation to our executive officers for the years ended December 31, 2011 or 2010.

Compensation of Directors

As at December 31, 2011, we had five non-employee directors, to whom we provided a total amount of $100,000 in compensation, as set forth in the table below. As employees of the Company and/or its subsidiaries, Gang Li, Lihua Wang and Hong Li (who resigned from the Board of Directors effective December 31, 2011) received no additional compensation for their services as directors.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 2011

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Mia Kuang Ching	24,000	N/A	24,000
Jianxin (Jason) Wang	24,000	N/A	24,000
Jiuding Yan	24,000	N/A	24,000
John MacLean(1)	14,000	N/A	14,000
Joshua Kurtzig(2)	14,000	N/A	14,000

(1) Resigned effective July 30, 2011

(2) Resigned effective December 31, 2011

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of NF Energy Saving Corporation’s Common Stock as of March 11, 2012, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of NF Energy Saving Corporation’s Common Stock, (ii) each director and executive officer; and (iii) all directors and named executive officer of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 11, 2011, there were 5,326,501 shares of common stock outstanding. As of March 25, 2012, there were no preferred shares outstanding.

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1) (2)	Percentage of Beneficial Ownership

Pelaria(3) P.O. Box 957 Offshore Incorporations Centre Road Town, Tortola	2,540,118	47.69%

Gang, Li(4) Chairman, CEO and President	2,032,095	38.15%

Lihua Wang(5) Director and CFO	508,023	9.54%

Mia Kuang Ching	0	0%
Independent Director Chair of Audit Committee

Jianxin (Jason) Wang	0	0%
Independent Director Chair of Nomination Committee

Jiuding Yan	0	0%
Independent Director Chair of Compensation Committee

All officers and directors as a group (five persons)	2,540,118	47.69%

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would be affected by community property laws. Unless as otherwise set forth in the table, the address of each beneficial owner is 3106, Tower C, 390 Qingnian Avenue, Heping District, Shenyang City, Liaoning Province, P. R. China 110015.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

In June 2011, the Company obtained a new short-term loan of $1,500,000 from Pelaria, its major stockholder which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), to repay a short-term loan due June 10, 2011. This note is unsecured, carries interest at 2.5% per annum, payable at maturity, and is due on May 31, 2012. As of December 31, 2011, the total amount outstanding under the loan was $1,500,000 .

  Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, considered whether any director has a material relationship with us that could interfere with his or her ability to exercise independent judgment in carrying out their responsibilities. As a result of this review, we determined that Mia Kuang Ching, Jianxin (Jason) Wang and Jiuding Yan were "independent directors" as defined under the rules of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by our independent auditor, HKCMCPA Company Limited (“HKCMCPA”) for their audit of our annual financial statements during the years ended December 31, 2011 and 2010. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2011	2010

Audit Fees	$74,500	$79,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Accounting Fees and Services	$74,500	$79,500

Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, The amounts $74,500 shown for HKCMCPA in 2011 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2011, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2011. The amounts $79,500 shown for HKCMCPA in 2010 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2010, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2010.

Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements. There were no audit-related fees billed during the years ended December 31, 2011or 2010.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2011or 2010.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e. Audit Fees, Audit-Related Fees, Tax Fees and allowable working costs. There were no other fees billed during the years ended December 31, 2011 or 2010

Pre-Approval Policy and Procedures for Audit and Non-Audit Services

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements.

For a list of the financial information included herein, see “Index to Financial Statements” on page 49.

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

NF ENERGY SAVING CORPORATION
(Registrant)

Date: March 25, 2012	By:	/s/ Gang Li
Gang Li
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer and	March 25, 2012
/s/ Gang Li	Chairman (principal executive officer)
Gang Li

/s/ Lihua Wang	Chief Financial Officer and Director (principal financial officer and principal accounting officer)	March 25, 2012
Lihua Wang

/s/ Mia Kuang Ching	Independent Director, Chair of Audit Committee	March 25, 2012
Mia Kuang Ching

/s/ Jason Wang	Independent Director, Chair of Nomination Committee	March 25, 2012
Jason Wang

/s/ Jiuding Yan	Independent Director Chair of Compensation Committee	March 25, 2012
Jiuding Yan

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.3	Certificate of Amendment to Certificate of Incorporation

Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)

Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009

3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 16, 2010
3.5	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
10.1	Form of Securities Purchase Agreement among NF Energy Saving Corporation of America, South World Ltd. (investor), Oriental United Resources Ltd. (investor), Mr. Gang Li (guarantor), Ms. Lihua Wang (guarantor), Pelaria International Ltd. (guarantor), and Cloverbay International Ltd. (guarantor)	Exhibits submitted with our Current Report on Form 8-K/A filed April 30, 2008. (File No. 000-50155)
10.2	Form of Director Retainer Agreement with Mr. Mia Kuang Ching, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009
10.3	Form of Director Retainer Agreement with Mr. Jianxin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009
10.4	Form of Director Retainer Agreement with Mr. Zhongmin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement 4	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009
10.5	Form of Director Retainer Agreement with Mr. Jiuding Yan, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009
10.6	Form of Director Retainer Agreement with Mr. John C. MacLean, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009

10.7	Form of Securities Purchase Agreement (including form of Convertible Promissory Note and Form of Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 3, 2010
14.1	Code of ethics of NF Energy Saving Corporation
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

