Form 10-Q
period 2012-03-31
NF Energy Saving Corp
filed 2012-05-09
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           ☒Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐Yes     ☒ No

As of April 30, 2012, the registrant had 5,326,501 shares of common stock, $0.001 par value, issued and outstanding.

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

1

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION
F-1
ITEM 1 – FINANCIAL STATEMENTS

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4 – CONTROLS AND PROCEDURE	14

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	15

ITEM 1A – RISK FACTORS	15

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4 – MINE SAFTEY DISCLOSURES	15

ITEM 5 – OTHER INFORMATION	15

ITEM 6 - EXHIBITS	16

SIGNATURES	17

2

PART I – FINANCIAL INFORMATION

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three Months ended March 31, 2012 and 2011	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2012	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-22

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,340,507	$2,317,456
Restricted cash	1,836,609	1,574,233
Accounts receivable, net	8,266,927	10,617,416
Retention receivable, current	729,256	734,214
Inventories	856,091	581,176
Prepayments and other receivables	1,509,503	1,532,283

Total current assets	17,538,893	17,356,778

Construction in progress	12,165,215	12,106,316
Land use rights, net	3,115,778	3,118,482
Plant and equipment, net	11,132,018	11,236,347

TOTAL ASSETS	$43,951,904	$43,817,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,882,077	$2,679,267
Short-term bank borrowings	8,161,020	7,296,570
Note payable, related party	1,500,000	1,500,000
Amount due to a related party	431,682	431,682
Income tax payable	631	93,407
Convertible promissory notes, net	960,000	-
Current portion of obligation under finance lease	-	34,287
Other payables and accrued liabilities	1,355,604	1,304,887

Total current liabilities	14,291,014	13,340,100

Long-term liabilities:
Convertible promissory notes, net	-	960,000

TOTAL LIABILITIES	14,291,014	14,300,100

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,326,501 shares issued and outstanding as of March 31, 2012 and December 31, 2011	5,326	5,326
Additional paid-in capital	8,443,563	8,443,563
Statutory reserve	2,203,798	2,203,798
Accumulated other comprehensive income	3,574,310	3,431,354
Retained earnings	15,433,893	15,433,782

Total stockholders’ equity	29,660,890	29,517,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,951,904	$43,817,923

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2012	2011
REVENUE, NET:
Product	$639,762	$1,151,432
Services	558,609	1,463,969
Total operating revenues, net	1,198,371	2,615,401

COST OF REVENUES:
Cost of products	495,331	783,229
Cost of services	282,509	1,032,690
Total cost of revenues	777,840	1,815,919

GROSS PROFIT	420,531	799,482

OPERATING EXPENSES:
Sales and marketing	23,438	17,264
General and administrative	252,414	310,489
Total operating expenses	275,852	327,753

INCOME FROM OPERATIONS	144,679	471,729

Other (expense) income:
Interest income	290	664
Interest expense	(132,314)	(122,478)

Total other expense	(132,024)	(121,814)

INCOME BEFORE INCOME TAXES	12,655	349,915

Income tax expense	(12,544)	(57,589)

NET INCOME	$111	$292,326

Other comprehensive income:
– Foreign currency translation gain	142,956	163,594

COMPREHENSIVE INCOME	$143,067	$455,920

Net income per share:
– Basic	$0.00	$0.05
– Diluted	$0.00	$0.05

Weighted average common shares outstanding:
– Basic	5,326,501	5,326,501
– Diluted	5,454,501	5,454,501

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$111	$292,326
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	169,798	144,240
Interest expenses, non-cash	-	70,271
Change in operating assets and liabilities:
Accounts and retention receivable	2,406,726	1,725,242
Inventories	(272,576)	(459,625)
Prepayments and other receivables	29,386	702,816
Accounts payable	(553,777)	(2,576,571)
Income tax payable	(93,251)	(63,959)
Other payables and accrued liabilities	43,996	(311,335)

Net cash provided by (used in) operating activities	1,730,413	(476,595)

Cash flows from investing activities:
Payments on construction in progress	(6,073)	(193,088)

Net cash used in investing activities	(6,073)	(193,088)

Cash flows from financing activities:
Increase in restricted cash	(255,691)	-
Advance from a related party	-	58,193
Payments on finance lease	(34,462)	(165,967)
Proceeds from note payable	-	1,500,000
Proceeds from short-term bank borrowings	2,159,769	1,517,589
Repayment on short-term bank borrowings	(1,582,248)	-

Net cash provided by financing activities	287,368	2,909,815

Effect on exchange rate change on cash and cash equivalents	11,343	(3,910)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,023,051	2,236,222

BEGINNING OF PERIOD	2,317,456	823,717

END OF PERIOD	$4,340,507	$3,059,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$105,514	$121,548
Cash paid for interest	$122,965	$52,207

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of accounts payable in lieu of bank demand notes	$255,691	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2012	5,326,501	$5,326	$8,443,563	$2,203,798	$3,431,354	$15,433,782	$29,517,823

Foreign currency translation adjustment	-	-	-	-	142,956	-	142,956

Net income for the period	-	-	-	-	-	111	111

Balance as of March 31, 2012	5,326,501	$5,326	$8,443,563	$2,203,798	$3,574,310	$15,433,893	$29,660,890

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to March 31, 2012, in which the Company holds 99%-majority equity interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the periods presented.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2012, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended March 31, 2012 and 2011 was $16,325 and $15,658, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending March 31:
2013	$16,313
2014	16,313
2015	16,313
2016	16,313
2017	16,313
Thereafter	3,034,213

Total:	$3,115,778

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

Depreciation expense for the three months ended March 31, 2012 and 2011 was $153,473 and $128,582, respectively.

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

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended March 31, 2012 and 2011.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, these products are manufactured and configured to customer requirements. The Company typically produces and builds the energy saving flow control equipment for customers in a period from 1 to 6 months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and product conditions, to its full satisfaction; then the Company makes delivery to the customer.

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three months ended March 31, 2012 and 2011.

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

For the energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation subject to the customers for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the three months ended March 31, 2012, the Company did not recognize any project revenue.

(d)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

For the three months ended March 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three months ended March 31, 2012 and 2011.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2012	March 31, 2011
Period-end RMB:US$1 exchange rate	6.3247	6.5701
Average period RMB:US$1 exchange rate	6.3201	6.5894

•	Related parties

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

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing, note payable and convertible promissory notes): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term bank borrowings, note payable and convertible promissory notes approximate the carrying amount.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05,“Comprehensive Income: Presentation of Comprehensive Income”(“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. The adoption has not had a material effect on the Company’s financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 4	CONSTRUCTION IN PROGRESS

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million. The first phase of the project was completed and began its operations in December 2011. The remainder of the construction project is expected to be fully completed during 2012.

NOTE - 5	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB20,000,000, due May 2012, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value.	$3,162,205	$3,148,466

Equivalent to RMB1,616,000, due July 2012, which is collateralized by its restricted cash. The notes bear the handling fee equal to 0.05% of its face value	255,506	-

Short-term bank loans:
Equivalent to RMB10,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due February 16, 2012, which is guaranteed by a guarantee company in Shenyang City, the PRC	-	1,574,233

Equivalent to RMB10,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 26, 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC	1,581,104	-

Equivalent to RMB20,000,000 with interest rate at 1.4 times of the Bank of China Benchmark Lending Rate, monthly payable, due December 15, 2012, which is guaranteed by Mr. Gang Li (the Company’s CEO) and a guarantee company in Shenyang City, the PRC	3,162,205	2,573,871

Total short-term bank borrowings	$8,161,020	$7,296,570

The effective interest rate is 6.56% and 5.95% per annum for the three months ended March 31, 2012 and 2011.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 6	AMOUNT DUE TO A RELATED PARTY

As of March 31, 2012, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE - 7	NOTE PAYABLE, RELATED PARTY

In June 2011, the Company obtained a new short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), to repay a short-term loan due to a third party. This note is unsecured, carries interest at 2.5% per annum, payable at maturity and due on May 31, 2012.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Warrants, which were exercisable for shares of Common Stock at an exercise price of $10 per share and were to terminate five years thereafter. The exercise price is subject to adjustment for stock dividends, splits, combinations and similar events. The warrants also contained an exercise price ratchet adjustment in the event the Company issues warrants having an exercise price at less than the exercise price then in effect for the Warrants. The Company had also agreed to provide the investors with “piggy-back” registration rights with respect to the shares of Common Stock issuable upon exercise of the Warrants.

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

For the three months ended March 31, 2011, the Company recognized $70,271 as amortization of debt discount and recorded as interest expense in the statement of operations. As of March 31, 2012, the carrying value of the convertible promissory notes is amounted to $960,000.

On February 24, 2011, the Company and the holders of the Notes mutually agreed to extend the maturity date to February 24, 2012 and the Warrants were fully cancelled. The maturity of the Notes was subsequently further extend to February 24, 2013.

NOTE - 9	OBLIGATION UNDER FINANCE LEASE

The Company purchased certain equipment under finance lease agreements with an effective interest rate of 8.6% per annum, due through May 25, 2012, with principal and interest payable monthly. The obligation under finance leases were guaranteed by the Company’s CEO, Mr. Gang Li and CFO, Ms. Li Hua Wang. The obligation under finance lease matured during the three months ended March 31, 2012.

NOTE - 10	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Rent payable	$47,433	$43,291
Payable to equipment vendors	175,641	130,636
Customer deposits	563,064	381,055
Value added tax payable	12,258	170,055
Provision for contingent liability	200,000	200,000
Accrued operating expenses	349,302	371,979
Other payable	7,906	7,871

	$1,355,604	$1,304,887

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 11	INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of March 31, 2012, the operation in the United States of America incurred $2,684,826 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $912,841 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011

Income before income taxes from PRC operation	$36,771	$524,262
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	9,193	131,066

Effect from non-deductible items	3,351	1,339
Effect from tax holiday	-	(65,533)
Tax adjustments	-	(9,283)

Income tax expense	$12,544	$57,589

NOTE - 12	WARRANTS

There were no changes in the warrants during the three months ended March 31, 2012.

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2012	23,334	$4.50	$4.50	$7.93

Warrants granted	-	-	-	-
Warrants cancelled	-	-	-	-
Warrants exercised	-	-	-	-

Balance as of March 31, 2012	23,334	$4.50	$4.50	$7.93

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended March 31, 2012 and 2011. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$639,762	$-	$639,762
- Services	558,609	-	558,609
Total operating revenues	1,198,371	-	1,198,371
Cost of revenues	(777,840)	-	(777,840)

Gross profit	420,531	-	420,531
Depreciation and amortization	169,798	-	169,798
Total assets	43,951,904	-	43,951,904
Expenditure for long-lived assets	$6,073	$-	$6,073

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31, 2011
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,151,432	$-	$1,151,432
- Services	1,463,969	-	1,463,969
Total operating revenues	2,615,401	-	2,615,401
Cost of revenues	(1,815,919)	-	(1,815,919)

Gross profit	$799,482	$-	$799,482
Depreciation and amortization	144,240	-	144,240
Total assets	34,555,333	-	34,555,333
Expenditure for long-lived assets	$193,088	$-	$193,088

All long-lived assets are located in the PRC.

NOTE - 14	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2012 and 2011, customers who accounted for 10% or more of the Company’s revenues and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2012			March 31, 2012
Customers	Revenues	Percentage of revenues		Accounts and retention receivable

Customer A	$407,771	34%		$6,418,135
Customer B	204,875	17%		59,158
Customer C	175,622	15%		102,236

Total:	$788,268	66%	Total:	$6,579,529

	Three months ended March 31, 2011			March 31, 2011
Customers	Revenues	Percentage of revenues		Accounts and retention receivable

Customer D	$1,263,825	48%		$3,676,766
Customer A	1,116,567	43%		5,016,063

Total:	$2,380,392	91%	Total:	$8,692,829

All customers are located in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)	Major vendors

For the three months ended March 31, 2012 and 2011, vendors who accounted for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2012			March 31, 2012
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendors A	$304,115	39%		$355,557
Vendors B	87,420	11%		95

Total:	$391,535	50%	Total:	$355,652

	Three months ended March 31, 2011			March 31, 2011
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendors C	$1,093,925	54%		$34,319
Vendors D	353,888	17%		324,487

Total:	$1,447,813	71%	Total:	$358,806

All vendors are located in the PRC.

(c)	Credit risk

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

The Company’s interest-rate risk arises from borrowing under note payable, finance lease and short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2012, borrowing under note payable and finance lease was at fixed rates.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

NOTE - 15	COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of March 31, 2012, the Company is committed to the future contingent payments of approximately $0.7 million on the purchase of new plant and equipment and third party contractors relating to its construction project in the next twelve months.

(b)	Unused credit facility

The Company obtained a credit facility with the maximum limit of $5.88 million (equivalent to RMB40 million), in a term of 2 years, expiry on June 28, 2012. Advances under this credit facility are unsecured and bear interest at an annual rate of 1.3 times the Bank of China Benchmark Lending Rate, payable monthly. There were no borrowings under this credit facility as of March 31, 2012.

(c)	Legal proceedings

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

As of March 31, 2012, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Lihua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company. [Note: Was this reviewed by litigation counsel?]

NOTE - 16	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein the terms "we", "us", "our," the “Registrant,” “NFEC” and the "Company" means, NF Energy Saving Corporation, a Delaware corporation, formerly known as NF Energy Saving Corporation of America, Diagnostic Corporation of America, Global Broadcast Group, Inc., and Galli Process, Inc. These terms also refer to our subsidiary corporations, Liaoning Nengfa Weiye Energy Technology Corporation Ltd. (“Nengfa Energy”), formerly known as Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd. (“Neng Fa”), a corporation organized and existing under the laws of the Peoples’ Republic of China, which was acquired in November 2006, and Liaoning Nengfa Weiye Tie Fa Sales Co. Ltd. (“Sales Company”), a limited liability corporation organized and existing under the laws of the Peoples’ Republic of China, which was established in September 2007.

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

On October 4, 2010 our common stock commenced trading on the Nasdaq Global Market. On March 7, 2012, upon approval by Nasdaq , our common stock transferred from the Nasdaq Global Market to the Nasdaq Capital Market , Our common stock trades on the Nasdaq Stock Market under the ticker symbol “NFEC”.

Nengfa Energy is dedicated to energy efficiency enhancement in two fields: (1) manufacturing large diameter energy efficient intelligent flow control systems for thermal and nuclear power generation plants, major national and regional water supply projects and municipal water, gas and heat supply pipeline networks; and (2) energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure industries.

Nengfa Energy has received many awards and honors from China's regulators, professional associations and renowned international organizations, including the ISO 9001:20000 certification from Det Norske Veritas Management System, the Liaoning Provincial Government's Award of Innovative Enterprise with Best Investment Return Potentials, the Special Industrial Contribution Award of the ESCO Committee of China Energy Conservation Association, and the Grade A Tax Payer Enterprise Award by the Liaoning State Local Tax Administration.

Nengfa Energy enjoys a reputation as a leader and dedicated energy saving company in China for over 15 years. Its professional capacity as a provider of energy services is officially certified by China’s National Development and Reform Commission (NDRC). It has been a corporate member on the Board of the ESCO Committee of China Energy Conservation Association and a founding member of China Standardization and Technical Consortium for Energy Conservation and Emission.

As a certified energy service provider, Nengfa Energy is entitled to various tax breaks and energy saving awards created by Chinese governments at national, provincial and local levels. The major tax incentive by the central government includes two-year corporate income tax exemption plus a three-year reduction of corporation income tax for all energy performance based, profit sharing energy service projects. The government policy also incentivizes Nengfa Energy’s clients with tax refunds on goods and properties of the energy saving projects when Nengfa Energy transfers to them at the end of energy service contracts.

The current principal development focus of Nengfa Energy is to complete the on-going construction project of the new manufacturing facility which will triple the company's capacity to produce large intelligent flow control systems and to provide our company with more advanced technology to supply high quality energy efficient and safety reliant products for high end markets such as nuclear power plants and super critical power generation plants.

Our corporate goal is to maintain our established position as a leading provider of energy efficiency flow control systems, a cutting edge innovator with clean energy and energy efficiency technologies, and a total energy efficiency solution and service provider dedicated to maximum returns to our investors, partners, clients and the environment.

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

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value

Building	30 years	5%

Plant and machinery	10 - 20 years	5%

Furniture, fixture and equipment	5 - 8 years	5%

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2012	March 31, 2011
Period-end RMB:US$1 exchange rate	6.3247	6.5701
Average period RMB:US$1 exchange rate	6.3201	6.5894

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2012 AND 2011

A 2012 government report from the office of the Chinese Premier, Wen Jiabao stated that: “We made progress in conserving energy, reducing emissions, and protecting the ecological environment. We adopted and implemented the Comprehensive Work Plan for Conserving Energy and Reducing Emissions and the Work Plan for Controlling Greenhouse Gas Emissions for the Twelfth Five-Year Plan period, and the Guidelines on Strengthening Key Environmental Protection Tasks. The installed power capacity using clean energy reached 290 million KW, and increase of 33.56 million KW over the previous year. We strengthened the development of major energy conservation and environmental protection projects. We increased daily sewage treatment capacity by 11 million tons in urban areas, and installed desulphurization systems on all new coal-fired power-generating units with a total capacity of over 50 million KW. We tightened controls over industries that are energy intensive, have high emissions or possess excess production capacity, and closed down outdated production facilities whose production capacity amounted to 150 million tons of cement, 31.22 million tons of iron, and 19.25 million tons of coke. “This indicates that in 2012 and thereafter low carbon initiatives”…will become a new impetus and engine for economic development, and it will become a new weathervane for construction of leading industrial systems and consumption patterns. ”

On April 6, 2010, the State Council of China approved the “Opinion on Accelerating the Implementation of Energy Management Contract to Promote the Development of Energy Service Industry,” (“the Opinion”) which was proposed by the National Development and Reform Commission, the Ministry of Finance, People’s Bank of China and the State Taxation Administration. A series of new tax benefits will stimulate China’s domestic energy conservation projects and services development. NF Energy will further develop its energy conservation projects by using “Energy Management Contract” (“EMC”) and “Energy Performance Certificate” models.

We believe that the stimulation plan of expanding environmental infrastructure that the Chinese government implements should provide the Company with a significant opportunity to provide energy saving services to the government supported infrastructure and industrial companies’ energy saving infrastructure. In October 2010, the Company was recommended as one of the first batch of “Energy Saving Service Companies” by Chinese National Development and Reform Commission, and consequently, we believe that we will benefit from the government’s new tax deduction policy to energy saving service companies.

In 2011, the Twelfth Five Year Plan was launched in China with seven strategic emerging industries’ being promoted, including new energy and renewable energy. The production of electric power development continues to increase in major river valleys, and it is anticipated that the total installed capacity will reach 1.4 billion kilowatts by 2015. Hydropower to be installed will reach between 280 and 290 million KW; nuclear power to be installed will reach between 40 and 50 million KW; wind power installed will reach between 90 and 100 million KW; it is anticipated that the total output will reach between 1.6 and 1.8 billion KW, hydropower and nuclear power to be installed will reach 70 – 80 million KW and 100 -150 million KW respectively. Conventional thermal power will be maintained at current levels, which can also generate new opportunities for us.

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

As a result of the Twelfth Five-Year Plan, we believe ecological environmental protection will bring about high demand and supply in the market. Many aspects will be developed continuously, such as desulfurization, denigration, industrial sewage and water supply and sewerage works of the city

Therefore, the Company believes that it has strong market opportunities not only in terms of intelligent flow control equipment and energy efficient flow control equipment it supplies to power plants, hydropower plants and water transportation projects, but also in terms of energy conservation services and energy saving projects by using the EPC model. The Company already has experience in energy project management in China. The Company is currently following up and bidding on some significant projects that could result in more opportunities in the market ,including the South to North Water Diversion Project (middle),East to West diversion Project (western of Liaoning Province),Yellow River diversion into the Shanxi Province Project , Songhua River diversion Project etc. Going forward, the Company plans to further develop its business model and regularly seek projects to develop comprehensive energy conservation and emission reduction solutions for energy saving reconstruction of steam heat energy system projects, industrial waste heat utilization, industrial boiler and furnace retrofitting and reconstruction, biomass utilization and other energy conservation fields.

REVENUES

Total revenues were $1,198,371 for the three months ended March 31, 2012, as compared to $2,615,401 for the corresponding period in 2011. Total revenues decreased by $1,417,030, a 54.18% decrease for the three months ended March 31, 2012, as compared to total revenues for the three months ended March 31, 2011. Decrease in total revenue was due to the decrease in product revenue and service revenue as explained below.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $639,762, or 53.39% of total revenues, for the three months ended March 31, 2012, as compared to $1,151,432, or 44.43% of total revenues, for the corresponding period in 2011. Product revenues decreased by $511,670, a 44.43% compared to the three months ended March 31, 2011. The decrease in product revenue was primarily due to the delay in the completion of the Company’s new production facility which resulted in the Company having to take a portion of its manufacturing capabilities off-line while moving production equipment from the old facility to the new facility so that a portion of orders of products could not be delivered on time.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers. Service revenues were $558,609, or 46.61% of total revenues for the three months ended March 31, 2012, as compared to $1,463,969, or 55.97% of total revenues for the corresponding period in 2011. Service revenues decreased by $905,360, or 61.84% decrease over the same period in 2011. The decrease in service revenue was primarily due to the decrease in orders for services.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three months ended March 31, 2012 or March 31, 2011. Given the economic uncertainty, projects originally planned for the period were postponed, which prevented the Company from realizing any project revenue.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $777,840 for the three months ended March 31, 2012, as compared to $1,815,919 for the corresponding three months in 2011, a decrease of $1,038,079, or approximately 57.2%. This decrease was primarily due to the decrease in products sold during this period.

The overall gross profit for the Company was $420,531 (35% margin) for the three months ended March 31, 2012, as compared to $799,482 (31% margin) for the corresponding three months in 2011, a decrease of $378,951,or 47.4%, compared to the corresponding period in 2011. The increase of margin by 4 percent was due to the gross margin derived from our one new client. In contrast, there was no in-process transaction in respect to those clients for the corresponding three months in 2011.

Cost of Products

Total cost of products was $495,331 for the three months ended March 31, 2012, as compared to $783,229 for the corresponding period in 2011, a decrease of $287,898, or approximately 36.8%. This decrease is primarily due to the decrease of product revenue during this period.

The gross profit for products was $144,431 (23% margin) for the three months ended March 31, 2012, as compared to $368,203 (31% margin) for the corresponding three months in 2011, a decrease of $223,772 (60.77%). This decrease is primarily due to the decrease in product revenues. Due to having to move our equipment to a new manufacturing facility the Company had to purchase products directly from other manufacturers, resulting the lower margins and higher costs.

Cost of Services

The cost of services was $ 282,509 for the three months ended March 31, 2012, as compared to $ 1,032,690 for the corresponding period in 2011, a decrease of $ 750,181 or approximately 72.6%. This decrease is primarily due to the decrease in service revenues.

The gross profit for services was $276,100 (49% margin) for the three months ended March 31, 2012, as compared to $431,279 (29% margin). The increase of the gross profit for services was due to the gross margin for services from our one new client. In contrast, there was no in-process transaction in respect to those clients for the corresponding three months in 2011.

Cost of Projects

There was no project revenue for the three months ended March 31, 2012, therefore there was no cost of projects recognized during these periods.

Operating Expenses

Total operating expenses were $275,852 for the three months ended March 31, 2012, as compared to $327,753 for the corresponding period in 2011, a decrease of $51,901, or approximately15.8%. The decrease of operating expenses is primarily due to the regulation and control of overhead.

Selling and Marketing Expenses

The selling and marketing expenses were $23,438 for the three months ended March 31, 2012, as compared to $17,264 for the corresponding period in 2011, an increase of $6,174, or 35.76%. This increase is primarily due to the increase of marketing expenses in expanding new markets.

General and Administrative Expenses

General and administrative expenses were $252,414 for the three months ended March 31, 2012, as compared to $310,489 for the corresponding period in 2011, a decrease of $58,075. The decrease of general and administrative expenses is primarily due to the regulation and control of general and administrative expenses during this period.

INCOME FROM OPERATIONS

As a result of the factors mentioned above, income from operations was $144,679, for the three months ended March 31, 2012, as compared to $471,729 for the corresponding three months period in 2011, a decrease of $327,050, or approximately 69.3%. This decrease is primarily due to the decrease in total revenues.

Other (Expenses) Income

Other expense for the three months ended March 31, 2012 was $132,024, as compared to $121,814 for the corresponding period in 2011, an increase of $10,210. This is primarily due to the increase in interest expense. As a result, the operating income was $12,655 for the three months ended March 31, 2012.

Income Tax Expense

For the three months ended March 31, 2012, income tax expense was $12,544, as compared to $57,589 for the same period in 2011, a decrease of $45,045, or 78.2%. This decrease was due to the decrease of income before income tax.

As of March 31, 2012, the Company’s operations in the United States of America have resulted in $2,684,826 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2032, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $912,841 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s effective income tax rate for the three months ended March 31, 2012 was 25%.

NET INCOME

As a result of the factors mentioned above, net income for the three months ended March 31, 2012 was $111, as compared to $292,326 for the corresponding three months period in 2011, a decrease of $292,215, or approximately 99%. This decrease is primarily due to the decrease in product and service revenue.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the three months ended March 31, 2012, net cash provided by operating activities was $1,730,413. This was attributable primarily to net income of $111, adjusted by non-cash items of depreciation and amortization of $169,798, a decrease in accounts and retention receivable by $2,406,726, an increase in inventories by $272,576, a decrease in prepayment and other receivable by $29,386, a decrease in the accounts payable by $553,777, a decrease in income tax payable of $93,251, and an increase in other payables and accrued liabilities by $43,996.

As of March 31, 2012, the decrease of accounts receivable and retention was $2,406,726 which was primarily due to the collection of accounts and retention receivable. The decrease of accounts payable was primarily due to the Company having made payments to the vendors. The decrease of the income tax payable was due to the settlement of income tax during the period.

Investing activities

For the three months ended March 31, 2012, net cash used in investing activities was $6,073 which was primarily used in construction.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, PRC which cover an area of 33 acres. Total estimated construction cost of the new manufacturing facility is approximately $24 million. Phase I of the project is complete and began its operations in December 2011. Phase II of the project is on construction and expected to be completed during 2012.

Financing activities

For the three months ended March 31, 2012, the net financing cash inflow was $287,368 which was due to the proceeds from short-term bank borrowings of $2,159,769 and off-set by the increase in restricted cash of $255,691, repayment on short-term bank borrowings of 1,582,248 and payment on finance lease of $34,462.

In January 2012, the Company obtained a short-term bank borrowing of $577,521 (Equivalent to RMB 3,650,000), from a commercial bank in China, Bank of Jilin, due December 15, 2012, with interest rate at 1.4 times of the Bank of China Benchmark Lending Rate, monthly payable, which is guaranteed by Mr. Gang Li (the Company’s CEO) and a guarantee company in Shenyang City, the PRC.

In March 2012, the Company obtained another short-term bank borrowing of $1,582,248 (Equivalent to RMB 10,000,000), from a commercial bank in China, China Merchant Bank, due March 26, 2013, with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, which is guaranteed by a guarantee company in Shenyang City, the PRC.

During the three months ended March 31, 2012, the Company repaid the short term bank borrowing of $1,582,248 (Equivalent to RMB 10,000,000) upon maturity.

In January 2012, the Company obtained a bank note of $255,506 (Equivalent to RMB 1,616,000) from a commercial bank in China, China Merchant Bank, due July 2012, which is collateralized by restricted cash of RMB 1,616,000. The bank note was issued to settle the accounts payable and there was no cash proceeds for the bank note.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of March 31, 2012, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Lihua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

Item 1A. Risk Factors

Not Applicable

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures

Not applicable.

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

NF Energy Saving Corporation
(Registrant)

Date: May 09, 2012	By:	/s/
Gang Li
Chairman, Chief Executive Officer and President

Date: May 09, 2012	By:	/s/
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

