Form 10-Q
period 2012-06-30
NF Energy Saving Corp
filed 2012-08-13
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 3106, Block C, 390 Qingnian Avenue, Heping District

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

☐Yes       ☒ No

As of July 31, 2012, the registrant had 5,326,501 shares of common stock, $0.001 par value, issued and outstanding.

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

1

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION
F-1
ITEM 1 – FINANCIAL STATEMENTS

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4 – CONTROLS AND PROCEDURES	15

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	15

ITEM 1A – RISK FACTORS	16

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4 – MINE SAFTEY DISCLOSURES	16

ITEM 5 – OTHER INFORMATION	16

ITEM 6 - EXHIBITS	16

SIGNATURES	17

2

PART I – FINANCIAL INFORMATION

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Six Months ended June 30, 2012 and 2011	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2012	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-23

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,819,542	$2,317,456
Restricted cash	1,056,379	1,574,233
Accounts receivable, net	10,211,778	10,617,416
Retention receivable, current	904,367	734,214
Inventories	876,824	581,176
Prepayments and other receivables	1,275,708	1,532,283

Total current assets	17,144,598	17,356,778

Construction in progress	12,707,723	12,106,316
Land use rights, net	3,101,917	3,118,482
Plant and equipment, net	10,944,845	11,236,347

TOTAL ASSETS	$43,899,083	$43,817,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,410,053	$2,679,267
Short-term bank borrowings	5,803,440	7,296,570
Notes payable, related party	3,082,354	1,500,000
Amount due to a related party	431,682	431,682
Income tax payable	11,976	93,407
Convertible promissory notes, net	960,000	-
Current portion of obligation under finance lease	-	34,287
Other payables and accrued liabilities	1,493,772	1,304,887

Total current liabilities	14,193,277	13,340,100

Long-term liabilities:
Convertible promissory notes, net	-	960,000

TOTAL LIABILITIES	14,193,277	14,300,100

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,326,501 shares issued and outstanding as of June 30, 2012 and December 31, 2011	5,326	5,326
Additional paid-in capital	8,443,563	8,443,563
Statutory reserve	2,203,798	2,203,798
Accumulated other comprehensive income	3,600,372	3,431,354
Retained earnings	15,452,747	15,433,782

Total stockholders’ equity	29,705,806	29,517,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,899,083	$43,817,923

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
REVENUE, NET:
Product	$2,594,974	$4,103,236	$3,234,736	$5,254,668
Services	707,650	783,160	1,266,259	2,247,129
Total operating revenues, net	3,302,624	4,886,396	4,500,995	7,501,797

COST OF REVENUES:
Cost of products	2,240,098	3,180,480	2,735,429	3,963,709
Cost of services	552,768	583,435	835,277	1,616,125
Total cost of revenues	2,792,866	3,763,915	3,570,706	5,579,834

GROSS PROFIT	509,758	1,122,481	930,289	1,921,963

OPERATING EXPENSES:
Sales and marketing	34,420	26,873	57,858	44,137
General and administrative	245,755	416,729	498,169	727,218
Total operating expenses	280,175	443,602	556,027	771,355

INCOME FROM OPERATIONS	229,583	678,879	374,262	1,150,608

Other (expense) income:
Interest income	6,383	582	6,673	1,246
Interest expense	(183,404)	(82,631)	(315,718)	(205,109)

Total other expense	(177,021)	(82,049)	(309,045)	(203,863)

INCOME BEFORE INCOME TAXES	52,562	596,830	65,217	946,745

Income tax expense	(33,708)	(98,200)	(46,252)	(155,789)

NET INCOME	$18,854	$498,630	$18,965	$790,956

Other comprehensive income:
– Foreign currency translation gain	26,062	503,598	169,018	667,192

COMPREHENSIVE INCOME	$44,916	$1,002,228	$187,983	$1,458,148

Net income per share:
– Basic	$0.00	$0.09	$0.00	$0.15
– Diluted	$0.00	$0.09	$0.00	$0.15

Weighted average common shares outstanding:
– Basic	5,326,501	5,326,501	5,326,501	5,326,501
– Diluted	5,454,501	5,454,501	5,454,501	5,454,501

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$18,965	$790,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	382,036	289,976
Interest expenses, non-cash	-	70,271
Change in operating assets and liabilities:
Accounts and retention receivable	293,772	(653,791)
Inventories	(292,381)	(355,780)
Prepayments and other receivables	264,078	595,195
Accounts payable	772,635	(1,213,686)
Income tax payable	(81,837)	(57,797)
Other payables and accrued liabilities	119,066	(93,832)

Net cash provided by (used in) operating activities	1,476,334	(628,488)

Cash flows from investing activities:
Purchase of plant and equipment	(270)	(21,663)
Payments on construction in progress	(473,640)	(2,544,583)

Net cash used in investing activities	(473,910)	(2,566,246)

Cash flows from financing activities:
Change in restricted cash	525,492	-
Advance from a related party	-	66,489
Payments on finance lease	(34,432)	(338,490)
Proceeds from notes payable, related party	1,580,903	1,500,000
Proceeds from short-term bank borrowings	2,157,932	1,527,142
Repayment on short-term bank borrowings	(4,742,708)	-

Net cash (used in) provided by financing activities	(512,813)	2,755,141

Effect on exchange rate change on cash and cash equivalents	12,475	16,389

NET CHANGE IN CASH AND CASH EQUIVALENTS	502,086	(423,204)

BEGINNING OF PERIOD	2,317,456	823,717

END OF PERIOD	$2,819,542	$400,513

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$127,603	$213,586
Cash paid for interest	$297,020	$123,537

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2012	5,326,501	$5,326	$8,443,563	$2,203,798	$3,431,354	$15,433,782	$29,517,823

Foreign currency translation adjustment	-	-	-	-	169,018	-	169,018

Net income for the period	-	-	-	-	-	18,965	18,965

Balance as of June 30, 2012	5,326,501	$5,326	$8,443,563	$2,203,798	$3,600,372	$15,452,747	$29,705,806

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future period.

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

The Company, through its subsidiaries, mainly engages in the production of heavy industrial components and products such as valves and the provision of technical services and re-engineering projects in the energy saving related industry in the People’s Republic of China (the “PRC”). All the customers are located in the PRC.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to June 30, 2012, in which the Company holds 99%-majority equity interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the periods presented.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2012 and December 31, 2011, the allowance of doubtful accounts was $7,797 and $7,757, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2012, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended June 30, 2012 and 2011 was $16,297 and $15,854, respectively.

Amortization expense for the six months ended June 30, 2012 and 2011 was $32,622 and $31,512, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The estimated amortization expense on the land use rights in the next five years and thereafter is as follows:

Year ending June 30:
2013	$65,304
2014	65,304
2015	65,304
2016	65,304
2017	65,304
Thereafter	2,775,397

Total:	$3,101,917

•	Plant and equipment

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

Depreciation expense for the three months ended June 30, 2012 and 2011 was $195,941 and $129,882, respectively.

Depreciation expense for the six months ended June 30, 2012 and 2011 was $349,414 and $258,464, respectively.

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

•	Revenue recognition

The Company offers a number of products and services to its customers, which are:

1.	Sales of energy saving flow control equipment
2.	Provision of energy project management and sub-contracting services
3.	Provision of energy-saving retrofit projects.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, these products are manufactured and configured to customer requirements. The Company typically produces and builds the energy saving flow control equipment for customers in a period from 1 to 6 months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and product conditions, to its full satisfaction, and then the Company makes delivery to the customer.

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three and six months ended June 30, 2012 and 2011.

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

For the energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation subject to the customers for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the six months ended June 30, 2012, the Company did not recognize any project revenue.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

For the three and six months ended June 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three and six months ended June 30, 2012 and 2011.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2012	June 30, 2011
Period-end RMB:US$1 exchange rate	6.3197	6.4640
Average period RMB:US$1 exchange rate	6.3255	6.5482

•	Related parties

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

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing, notes payable, related party and convertible promissory notes): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term bank borrowings, notes payable, related party and convertible promissory notes approximate the carrying amount.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

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

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million. The first phase of the project was completed and began its operations in December 2011. The remainder of the construction project is expected to be fully completed during 2012.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 5	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB20,000,000, due May 2012, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value.	$-	$3,148,466

Equivalent to RMB2,616,000, due July 2012, which is collateralized by its restricted cash and bears the handling fee equal to 0.05% of its face value.	413,944	-

Equivalent to RMB2,060,000, due October 2012, which is collateralized by its restricted cash and bears the handling fee equal to 0.05% of its face value.	325,965	-

Equivalent to RMB2,000,000, due November 2012, which is collateralized by its restricted cash and bears the handling fee equal to 0.05% of its face value.	316,470

Short-term bank loans:
Equivalent to RMB10,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due February 16, 2012, which is guaranteed by a guarantee company in Shenyang City, the PRC	-	1,574,233

Equivalent to RMB10,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 26, 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC	1,582,354	-

Equivalent to RMB20,000,000 with interest rate at 1.4 times of the Bank of China Benchmark Lending Rate, monthly payable, due December 15, 2012, which is guaranteed by Mr. Gang Li (the Company’s CEO) and a guarantee company in Shenyang City, the PRC	3,164,707	2,573,871

Total short-term bank borrowings	$5,803,440	$7,296,570

The effective Bank of China Benchmark Lending rate was 6.53% and 6.13% per annum for the six months ended June 30, 2012 and 2011, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 6	AMOUNT DUE TO A RELATED PARTY

As of June 30, 2012, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaria International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE - 7	NOTE PAYABLE, RELATED PARTY

In June 2011, the Company obtained a new short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), to repay a short-term loan due to a third party. This note is unsecured, carries interest at 2.5% per annum, payable at maturity and due on May 31, 2012. Upon maturity, the note holder agreed to extend the maturity term to May 31, 2013.

In May 2012, the Company obtained another short-term loan of $1,582,354 (equivalent to RMB10,000,000) from a related company which is also controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This note is unsecured, interest-free, and payable at maturity on November 18, 2012. Imputed interest is considered insignificant.

NOTE - 8	CONVERTIBLE PROMISSORY NOTES

On February 24, 2010 and March 4, 2010, the Company sold, through a private placement to two accredited investors convertible promissory notes (the “Notes”) in the aggregate principal amount of $960,000 and warrants (the "Warrants") to purchase 64,000 shares of its common stock, par value $0.001 per share ("Common Stock"). The Company intended to use the net proceeds of approximately $900,000 from the private placement for working capital and general corporate purposes.

The Notes while outstanding had an effective interest at the rate of 6% per annum and, absent an “event of default,” are payable in shares of the Company’s Common Stock. Provided no "event of default" has occurred and is not then continuing, the Notes initially were to convert upon the earlier to occur of (i) the commencement of trading of the Company's Common Stock on a major US stock exchange, or (ii) one year after issuance. Upon conversion, the holders of the Notes shall receive such number of shares of Common Stock equal to the quotient obtained by dividing (a) the then-outstanding principal amount and accrued but unpaid interest on the Notes by (b) the then-current conversion price, which currently is be $7.50 per share. The conversion price is subject to adjustment for stock dividends, splits, combinations and similar events. The Notes while outstanding were secured by a security interest in and lien upon all of the Company’s assets.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

For the six months ended June 30, 2011, the Company recognized $70,271 as amortization of debt discount and recorded as interest expense in the statement of operations. As of June 30, 2012, the carrying value of the convertible promissory notes is amounted to $960,000.

On February 24, 2011, the Company and the holders of the Notes mutually agreed to extend the maturity date to February 24, 2012 and the Warrants were fully cancelled. The maturity date of the Notes was subsequently extend to February 24, 2013.

NOTE - 9	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Rent payable	$47,471	$43,291
Payable to equipment vendors	196,193	130,636
Customer deposits	688,164	381,055
Value added tax payable	33,897	170,055
Provision for contingent liability	200,000	200,000
Accrued operating expenses	320,135	371,979
Other payable	7,912	7,871

	$1,493,772	$1,304,887

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 10	INCOME TAXES

For the six months ended June 30, 2012 and 2011, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Six months ended June 30,
	2012	2011
Tax jurisdiction from:
- Local	$(42,265)	$(362,898)
- Foreign	107,482	1,309,643

Income before income taxes	$65,217	$946,745

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company operates in various countries: United States of America and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

NFEC is incorporated in the State of Delaware and is subject to the tax laws of United States of America.

As of June 30, 2012, the operation in the United States of America incurred $2,702,975 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $919,012 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2012 and 2011 is as follows:

	Six months ended June 30,
	2012	2011

Income before income taxes from PRC operation	$107,482	$1,309,643
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	26,871	327,411

Effect from non-deductible items	19,381	1,464
Effect from tax holiday	-	(163,744)
Tax adjustments	-	(9,342)

Income tax expense	$46,252	$155,789

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 11	WARRANTS

There were no changes in the warrants during the six months ended June 30, 2012.

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2012	23,334	$4.50	$4.50	$7.93

Warrants granted	-	-	-	-
Warrants cancelled	-	-	-	-
Warrants exercised	-	-	-	-

Balance as of June 30, 2012	23,334	$4.50	$4.50	$7.93

The Company measured the fair value of warrants on the grant date, using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

NOTE - 12 SEGMENT INFORMATION

•	Segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Energy-saving related business – production of wind-energy equipment, provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and six months ended June 30, 2012 and 2011. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2012 and 2011:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30, 2012
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$2,594,974	$-	$2,594,974
- Services	707,650	-	707,650
Total operating revenues	3,302,624	-	3,302,624
Cost of revenues	2,792,866	-	2,792,866

Gross profit	509,758	-	509,758
Depreciation and amortization	212,238	-	212,238
Total assets	43,899,083	-	43,899,083
Expenditure for long-lived assets	$467,837	$-	$467,837

	Six months ended June 30, 2012
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$3,234,736	$-	$3,234,736
- Services	1,266,259	-	1,266,259
Total operating revenues	4,500,995	-	4,500,995
Cost of revenues	3,570,706	-	3,570,706

Gross profit	$930,289	$-	$930,289
Depreciation and amortization	382,036	-	382,036
Total assets	43,899,083	-	43,899,083
Expenditure for long-lived assets	$473,910	$-	$473,910

	Three months ended June 30, 2011
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$4,103,236	$-	$4,103,236
- Services	783,160	-	783,160
Total operating revenues	4,886,396	-	4,886,396
Cost of revenues	3,763,915	-	3,763,915

Gross profit	$1,122,481	$-	$1,122,481
Depreciation and amortization	145,736	-	145,736
Total assets	37,094,694	-	37,094,694
Expenditure for long-lived assets	$2,373,158	$-	$2,373,158

	Six months ended June 30, 2011
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$5,254,668	$-	$5,254,668
- Services	2,247,129	-	2,247,129
Total operating revenues	7,501,797	-	7,501,797
Cost of revenues	5,579,834	-	5,579,834

Gross profit	$1,921,963	$-	$1,921,963
Depreciation and amortization	289,976	-	289,976
Total assets	37,094,694	-	37,094,694
Expenditure for long-lived assets	$2,566,246	$-	$2,566,246

All long-lived assets are located in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 13	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended June 30, 2012 and 2011, the customers who accounted for 10% or more of the Company’s revenues and its outstanding accounts receivable balances as at period-end dates, are presented as follows:

		Three months ended June 30, 2012			June 30, 2012
Customers		Revenues	Percentage of revenues		Accounts and retention receivable

Customer A		$1,341,070	41%		$7,357,048
Customer B		1,252,399	38%		1,466,652

	Total:	$2,593,469	79%	Total:	$8,823,700

		Six months ended June 30, 2012			June 30, 2012
Customers		Revenues	Percentage of revenues		Accounts and retention receivable

Customer A		$1,748,841	39%		$7,357,048
Customer B		1,252,399	28%		1,466,652

	Total:	$3,001,240	67%	Total:	$8,823,700

		Three months ended June 30, 2011			June 30, 2011
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$1,961,891	40%		$6,574,768
Customer B		1,958,109	40%		3,871,052
Customer C		506,981	10%		277,986

	Total:	$4,426,981	90%	Total:	$10,723,806

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Six months ended June 30, 2011			June 30, 2011
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$3,078,458	41%		$6,574,768
Customer B		1,958,109	26%		3,871,052
Customer D		1,310,872	18%		3,783,450

	Total:	$6,347,439	85%	Total:	$14,229,270

All customers are located in the PRC.

(b)	Major vendors

For the three and six months ended June 30, 2012 and 2011, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at period-end dates, are presented as follows:

		Three months ended June 30, 2012			June 30, 2012
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$1,093,738	44%		$10,495
Vendor B		622,756	25%		729,293
Vendor C		339,938	14%		317,428

	Total:	$2,056,432	83%	Total:	$1,057,216

		Six months ended June 30, 2012			June 30, 2012
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$1,216,076	37%		$10,495
Vendor B		622,756	19%		729,293
Vendor C		339,938	10%		317,428

	Total:	$2,178,770	66%	Total:	$1,057,216

		Three months ended June 30, 2011			June 30, 2011
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$1,955,098	59%		$487,231
Vendor D		327,328	10%		448,774

	Total:	$2,282,426	69%	Total:	$936,005

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Six months ended June 30, 2011			June 30, 2011
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$3,049,023	57%		$487,231
Vendor D		681,216	13%		448,774

	Total:	$3,730,239	70%	Total:	$936,005

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 14	COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of June 30, 2012, the Company is committed to the future contingent payments of approximately $0.7 million on the purchase of new plant and equipment and third party contractors relating to its construction project in the next twelve months.

(b)	Legal proceedings

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

As of June 30, 2012, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Lihua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

NOTE - 15	SUBSEQUENT EVENTS

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

Nengfa Energy enjoys a reputation as a leader and dedicated energy saving company in China for over 15 years. Its professional capacity as a provider of energy services is officially certified by China’s National Development and Reform Commission (NDRC). It has been a corporate member on the Board of the ESCO Committee of China Energy Conservation Association and a founding member of China Standardization and Technical Consortium for Energy Conservation and Emission Reduction.

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.
•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.
•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2010, the Company received contracts for our products and services to be used in over 50 companies, including Chongqing Water Turbine Company, Chongqing Fangneng Electricity Power Company, Zhejiang Zheneng Jiahua Electricity Power Co. Ltd, and Shaoxing Binhai Thermal Power Company, and a project contract with Fuxin County in Inner Mongolia.
•	In 2011, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Jiangsu Changshu Power Generation Co. Ltd., Indian RODA Supercritical Power Station, Indian KAWAI Supercritical Power Station, Zhejiang ZhenNeng Zhong Mei Zhoushan Coal Industry and Electricity Power Co. Ltd., Shenzhen QinglinJing Water Diversion Project, Chongqing Yunneng Power Generation Co. Ltd., and Shenyang Mining Machinery Co. Ltd.
•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), and Luanhe Power station of China Guodian Corporation.

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

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers over a period from one to six months. When the Company completes production in accordance with the customer’s specification, the customer is required to inspect the finished products at the Company’s plant to approve quality and conformity to specifications and make final acceptance. Once the product is accepted by the customer, the Company undertakes delivery to the customer, usually within a month.

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

For most of our contracts, our customers are generally large or stated-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phrases over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. As is standard in our industry practice, we are paid by these contractors and/or developers after they are paid by the local government or state-owned enterprises after the full inspection of each milestone during each construction phrase. Given that the construction of these infrastructure projects are very large and complex, and requires a high level of quality at completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable in a timely manner or only after a period longer than our agreed payment terms.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and discloses in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2012	June 30, 2011
Period-end RMB:US$1 exchange rate	6.3197	6.4640
Average period RMB:US$1 exchange rate	6.3255	6.5482

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

A 2012 government report from the office of the Chinese Premier, Wen Jiabao stated that: “We made progress in conserving energy, reducing emissions, and protecting the ecological environment. We adopted and implemented the Comprehensive Work Plan for Conserving Energy and Reducing Emissions and the Work Plan for Controlling Greenhouse Gas Emissions for the Twelfth Five-Year Plan period, and the Guidelines on Strengthening Key Environmental Protection Tasks. The installed power capacity using clean energy reached 290 million KW, and increase of 33.56 million KW over the previous year. We strengthened the development of major energy conservation and environmental protection projects. We increased daily sewage treatment capacity by 11 million tons in urban areas, and installed desulphurization systems on all new coal-fired power-generating units with a total capacity of over 50 million KW. We tightened controls over industries that are energy intensive, have high emissions or possess excess production capacity, and closed down outdated production facilities whose production capacity amounted to 150 million tons of cement, 31.22 million tons of iron, and 19.25 million tons of coke. This indicates that in 2012 and thereafter low carbon initiatives…will become a new impetus and engine for economic development, and it will become a new weathervane for construction of leading industrial systems and consumption patterns. ”

On April 6, 2010, the State Council of China approved the “Opinion on Accelerating the Implementation of Energy Management Contract to Promote the Development of Energy Service Industry,” (“the Opinion”) which was proposed by the National Development and Reform Commission, the Ministry of Finance, People’s Bank of China and the State Taxation Administration. A series of new tax benefits will stimulate China’s domestic energy conservation projects and services development. NF Energy will further develop its energy conservation projects by using “Energy Management Contract” (“EMC”) and “Energy Performance Certificate” models.

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

REVENUES

Total revenues were $3,302,624 and $4,500,995 for the three and six months ended June 30, 2012 respectively, as compared to $4,886,396 and $7,501,797 for the corresponding period in 2011. Total revenues decreased by $1,583,772 and $3,000,802, a decrease of 32% and 40% for the three and six months ended June 30, 2012, respectively, as compared to total revenues for the three and six months ended June 30, 2011. The decrease was caused by the various reasons. The most important reason was the move to the new manufacturing facility. We expect the construction of the new manufacturing facility to be completely finished by the end of this year. Once the facility is fully operational, we expect the increased capacity of the new manufacturing facility will result in additional sales of our products.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $2,594,974 and $3,234,736, or 78.57% and 71.87% of total revenues for the three and six months ended June 30, 2012 respectively, as compared to $4,103,236 and $5,254,668, or 83.97% and 70.04% of total revenues, for the corresponding period in 2011. Product revenues decreased by 1,508,262 and $2,019,932, or 37% and 38% for the three and six months ended June 30, 2012, respectively, as compared to the same period in 2011.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. Service revenues were $707,650 and $1,266,259, or 21.43% and 28.13% of total revenues for the three and six months ended June 30, 2012 respectively, as compared to $783,160 and $ 2,247,129, or 16.03% and 29.96%of total revenues for the corresponding period in 2011. Service revenues decreased by $75,510 and $980,870, or 10% and 44% for the three and six months ended June 30, 2012, respectively, compared to the corresponding period in 2011.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three and six months ended June 30 2012 and 2011.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $2,792,866 and $3,570,706 for the three and six months ended June 30, 2012 respectively, as compared to $3,763,915 and $ 5,579,834 for the corresponding three and six months in 2011, a decrease of $971,049 and $2,009,128 or approximately 26% and 36%.

The overall gross profit for the Company was $509,758 and $ 930,289 (15.4% and 20.7% margin) for the three and six months ended June 30, 2012, respectively, as compared to $1,122,481 and $1,921,963 (23.0% and 25.6% margin) for the corresponding three and six months in 2011, respectively, a decrease of $612,723 and $991,674, or 54.6% and 51.6%, compared to the corresponding period in 2011. The decrease of margin was due to the decrease of total revenues for the three and six months ended June 30, 2012 and fixed cost such as depreciation was increased which resulted in decrease of the margin.

Cost of Products

Total cost of products was $2,240,098 and $2,735,429 for the three and six months ended June 30, 2012, respectively, as compared to $3,180,480 and $3,963,709 for the corresponding period in 2011, a decrease of $940,382 and $1,228,280, or approximately 29.6% and 30.99%. This decrease is primarily due to the decrease of product revenues during the period.

The gross profit for products was $354,876 and $499,307 (13.67% and 15.43% margin) for the three and six months ended June 30, 2012, respectively, as compared to $992,756 and $1,290,959 (22.49% and 24.56% margin) for the corresponding three and six months in 2011, a decrease of $567,880 (61.5%) and $791,652, (61.32%). This decrease is primarily due to the decrease in product revenues.

Cost of Services

The cost of services was $552,768 and $835,277 for the three and six months ended June 30, 2012 respectively, as compared to $583,435 and $1,616,125 for the corresponding period in 2011, a decrease of $30,667 and $780,848 or approximately 5.3% and 48.31%. This decrease is primarily due to the decrease in service revenues.

The gross profit for services was $154,882 and $430,982 (21.89% and 34.03% margin) for the three and six months ended June 30, 2012 respectively, as compared to $199,725 and $631,004 (25.50% and 28.08% margin) for the corresponding period in 2011. The increase of the gross profit margin for services for the six months ended June 30, 2012 was mainly because the Company had a higher profit margin with respect to a new customer during the period while there was no service income from this customer in the corresponding period in 2011.

Cost of Projects

There was no project revenue for the three and six months ended June 30, 2012, therefore there was no cost of projects recognized during these periods.

Operating Expenses

Total operating expenses were $280,175 and $556,027 for the three and six months ended June 30, 2012 respectively, as compared to $443,602 and $ 771,355 for the corresponding period in 2011, a decrease of $163,427 and $215,328, or approximately 37% and 28%. The decrease of operating expenses is mainly due to the decrease in general and administrative expenses as explained below.

Selling and Marketing Expenses

The selling and marketing expenses were $34,420 and $ 57,858 for the three and six months ended June 30, 2012 respectively, as compared to $26,873 and $44,137 for the corresponding period in 2011, an increase of $7,547 and $13,721, or approximately 28% and 31.09%. This increase is primarily due to the increase of marketing expenses in expanding new markets in the PRC.

General and Administrative Expenses

General and administrative expenses were $245,755 and $ 498,169 for the three and six months ended June 30, 2012, respectively as compared to $416,729 and $727,218 for the corresponding period in 2011, a decrease of $170,974 and $229,049, or approximately 41% and 31%. The decrease of general and administrative expenses is primarily due to the decrease of legal and professional fees, IR fees and independent directors’ fees as compared with the same period in 2011.

INCOME FROM OPERATIONS

As a result of the factors mentioned above, income from operations was $229,583 and $374,262 for the three and six months ended June 30, 2012, respectively, as compared to $678,879 and $1,150,608 for the corresponding three and six months period in 2011, a decrease of $449,296 and $776,346, or approximately 66.18% and 67.47%. This decrease is primarily due to the decrease in total revenues.

Other (Expenses) Income

Other expense for the three and six months ended June 30, 2012 were $177,021 and $309,045 respectively, as compared to $82,049 and $ 203,863 for the corresponding period in 2011, an increase of $94,972 and $105,182, or approximately 116% and 52%. This is primarily due to the increase in interest expense. As a result, the income before income taxes was $52,562 and $65,217 for the three and six months ended June 30, 2012 respectively, as compared to $596,830 and $946,745 for the corresponding three and six months period in 2011, a decrease of $544,268 and $881,528, or approximately 91% and 93.11%.

Income Tax Expense

For the three and six months ended June 30, 2012, income tax expense was $33,708 and $46,252 respectively, as compared to $98,200and $155,789 for the same period in 2011, a decrease of $64,492 and $109,537, or 65.67% and 70.31%. This decrease was due to the decrease of income before income tax.

As of June 30, 2012, the Company’s operations in the United States of America have resulted in $2,702,975 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2032, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $919,012 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

Net Income

As a result of the factors mentioned above, net income for the three and six months ended June 30, 2012 was $18,854 and $18,965 respectively, as compared to $498,630 and $790,956 for the corresponding period in 2011, a decrease of $479,776 and $771,991, or approximately 96% and 97.60%. This decrease is primarily due to the decrease in product and service revenue.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the six months ended June 30, 2012, net cash provided by operating activities was $1,476,334. This was attributable primarily to net income of $18,965, adjusted by non-cash items of depreciation and amortization of $382,036, a decrease in accounts and retention receivable by $293,772, an increase in inventories by $292,381, a decrease in prepayment and other receivable by $264,078, an increase in the accounts payable by $772,635, a decrease in income tax payable of $81,837, and an increase in other payables and accrued liabilities by $119,066.

As of June 30, 2012, accounts receivable was $10,211,778, 94.1% of which is product revenue accounts receivable, and 5.9% of which is service revenue accounts receivable.

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those accounting for about 17% of the total accounts receivable, thus there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	over 365 days

Product	9,620,513	1,624,407	540,505	5,681,255	1,774,346
Service	599,062	502,672	40,457	48,240	7,693
Total	10,219,575	2,127,079	580,962	5,729,495	1,782,039

Less: allowance for doubtful accounts	(7,797)	-	-	-	(7,797)
Accounts receivable, net	10,211,778	2,127,079	580,962	5,729,495	1,774,242

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

Investing Activities

For the six months ended June 30, 2012, net cash used in investing activities was $473,910 which was primarily used in construction.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, PRC which covers an area of 81,561 sq. m. Total estimated construction cost of the new manufacturing facility is approximately $24 million. Phase I of the project is complete and began its operations in December 2011. The Phase II of the project will be fully completed in 2012.

Financing Activities

For the six months ended June 30, 2012, the net financing cash outflow was $512,813 which was due to the repayment on short-term bank borrowings of $4,742,708 and payment on finance lease of $34,432 which off-set the proceeds from short-term bank borrowings of $2,157,932, proceeds from notes payable to related party of $1,580,903 and the decrease in restricted cash of $525,492.

In January 2012, the Company obtained a short-term bank borrowing of $577,029 (Equivalent to RMB 3,650,000), from a commercial bank in China, Bank of Jilin, due December 15, 2012, with interest rate at 1.4 times of the Bank of China Benchmark Lending Rate, monthly payable, which is guaranteed by Mr. Gang Li (the Company’s CEO) and a guarantee company in Shenyang City, the PRC.

In March 2012, the Company obtained another short-term bank borrowing of $1,580,903 (Equivalent to RMB 10,000,000), from a commercial bank in China, China Merchant Bank, due March 26, 2013, with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, which is guaranteed by a guarantee company in Shenyang City, the PRC.

In January 2012, the Company obtained a bank note of $413,564 (Equivalent to RMB 2,616,000) from China Merchants Bank, due July 2012, which is collateralized by restricted cash of RMB 2,616,000. The bank note was issued to settle the accounts payable and there was no cash proceeds for the bank note.

In April 2012, the Company obtained a bank note of $325,666 (Equivalent to RMB 2,060,000) from China Merchant Bank, due October 2012, which is collateralized by restricted cash of RMB 2,060,000. The bank note was issued to settle the accounts payable and there was no cash proceeds for the bank note.

In May 2012, the Company obtained a bank note of $316,181 (Equivalent to RMB 2,000,000) from China Merchant Bank, due November 2012, which is collateralized by restricted cash of RMB 2,000,000. The bank note was issued to settle the accounts payable and there was no cash proceeds for the bank note.

In May 2012, the Company obtained a short-term loan of $1,582,354 (equivalent to RMB10,000,000) from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This note is unsecured, interest-free, and payable at maturity on November 18, 2012. Imputed interest is considered insignificant.

In June 2011, the Company obtained a new short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), to repay a short-term loan due to a third party. This note is unsecured, carries interest at 2.5% per annum, payable at maturity and due on May 31, 2012. Upon maturity, the note holder was agreed to extend the maturity term to May 31, 2013.

During the six months ended June 30, 2012, the Company repaid the short term bank borrowings of $1,580,903 (Equivalent to RMB 10,000,000) and bank demand notes of $3,161,805 (Equivalent to RMB 20,000,000) upon maturity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of June 30, 2012, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Lihua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

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

NF Energy Saving Corporation
(Registrant)

Date: August 13, 2012	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: August 13, 2012	By:	/s/ Lihua Wang
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

