Form 10-Q
period 2012-09-30
NF Energy Saving Corp
filed 2012-11-13
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐Yes   ☒ No

As of September 30, 2012, the registrant had 5,326,501 shares of common stock, $0.001 par value, issued and outstanding.

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

1

2

PART I – FINANCIAL INFORMATION

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Nine Months ended September 30, 2012 and 2011	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2012	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-23

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,782,610	$2,317,456
Restricted cash	1,911,904	1,574,233
Accounts receivable, net	10,648,279	10,617,416
Retention receivable, current	923,133	734,214
Inventories	1,199,863	581,176
Prepayments and other receivables	1,219,698	1,532,283

Total current assets	18,685,487	17,356,778

Construction in progress	12,715,287	12,106,316
Land use rights, net	3,078,625	3,118,482
Plant and equipment, net	10,750,666	11,236,347

TOTAL ASSETS	$45,230,065	$43,817,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,313,461	$2,679,267
Short-term bank borrowings	7,437,639	7,296,570
Notes payable, related party	3,071,519	1,500,000
Amount due to a related party	431,682	431,682
Income tax payable	4,317	93,407
Convertible promissory notes, net	960,000	-
Current portion of obligation under finance lease	-	34,287
Other payables and accrued liabilities	1,378,985	1,304,887

Total current liabilities	15,597,603	13,340,100

Long-term liabilities:
Convertible promissory notes, net	-	960,000

TOTAL LIABILITIES	15,597,603	14,300,100

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,326,501 shares issued and outstanding as of September 30, 2012 and December 31, 2011	5,326	5,326
Additional paid-in capital	8,443,563	8,443,563
Statutory reserve	2,203,798	2,203,798
Accumulated other comprehensive income	3,526,012	3,431,354
Retained earnings	15,453,763	15,433,782

Total stockholders’ equity	29,632,462	29,517,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,230,065	$43,817,923

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
REVENUE, NET:
Product	$1,244,143	$2,314,623	$4,478,879	$7,569,291
Services	503,326	279,022	1,769,585	2,526,151
Total operating revenues, net	1,747,469	2,593,645	6,248,464	10,095,442

COST OF REVENUES:
Cost of products	1,110,899	1,879,605	3,846,328	5,843,314
Cost of services	336,327	216,486	1,171,604	1,832,611
Total cost of revenues	1,447,226	2,096,091	5,017,932	7,675,925

GROSS PROFIT	300,243	497,554	1,230,532	2,419,517

OPERATING EXPENSES:
Sales and marketing	39,264	27,630	97,122	71,767
General and administrative	162,184	297,401	660,353	1,024,619
Total operating expenses	201,448	325,031	757,475	1,096,386

INCOME FROM OPERATIONS	98,795	172,523	473,057	1,323,131

Other (expense) income:
Interest income	7,090	4,233	13,763	5,479
Interest expense	(97,720)	(86,515)	(413,438)	(291,624)

Total other expense	(90,630)	(82,282)	(399,675)	(286,145)

INCOME BEFORE INCOME TAXES	8,165	90,241	73,382	1,036,986

Income tax expense	(7,149)	(19,158)	(53,401)	(174,947)

NET INCOME	$1,016	$71,083	$19,981	$862,039

Other comprehensive (loss) income:
– Foreign currency translation (loss) gain	(74,360)	294,321	94,658	961,513

COMPREHENSIVE (LOSS) INCOME	$(73,344)	$365,404	$114,639	$1,823,552

Net income per share:
– Basic	$0.00	$0.01	$0.00	$0.16
– Diluted	$0.00	$0.01	$0.00	$0.16

Weighted average common shares outstanding:
– Basic	5,326,501	5,326,501	5,326,501	5,326,501
– Diluted	5,454,501	5,454,501	5,454,501	5,454,501

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$19,981	$862,039
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	583,052	437,732
Interest expenses, non-cash	-	70,271
Change in operating assets and liabilities:
Accounts and retention receivable	(187,180)	(642,969)
Inventories	(617,646)	4,284
Prepayments and other receivables	317,269	283,090
Accounts payable	2,330,157	(1,592,088)
Income tax payable	(89,452)	(76,787)
Other payables and accrued liabilities	(16,483)	46,110

Net cash provided by (used in) operating activities	2,339,698	(608,318)

Cash flows from investing activities:
Purchase of plant and equipment	(15,453)	(34,005)
Payments on construction in progress	(486,676)	(2,743,197)

Net cash used in investing activities	(502,129)	(2,777,202)

Cash flows from financing activities:
Change in restricted cash	(333,468)	-
Advance from a related party	-	77,605
Payments on finance lease	(34,422)	(429,304)
Proceeds from notes payable, related party	1,573,146	1,500,000
Proceeds from short-term bank borrowings	2,157,267	1,537,040
Repayment on short-term bank borrowings	(4,741,246)	-

Net cash (used in) provided by financing activities	(1,378,723)	2,685,341

Effect on exchange rate change on cash and cash equivalents	6,308	27,700

NET CHANGE IN CASH AND CASH EQUIVALENTS	465,154	(672,479)

BEGINNING OF PERIOD	2,317,456	823,717

END OF PERIOD	$2,782,610	$151,238

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$142,853	$251,657
Cash paid for interest	$385,365	$200,579

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Prepayment for construction in progress in lieu of accounts receivable	$-	$7,768,531
Construction in progress transfer to property, plant and equipment	-	84,077
Settlement of accounts payable in lieu of bank demand notes	$2,704,091	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2012	5,326,501	$5,326	$8,443,563	$2,203,798	$3,431,354	$15,433,782	$29,517,823

Foreign currency translation adjustment	-	-	-	-	94,658	-	94,658

Net income for the period	-	-	-	-	-	19,981	19,981

Balance as of September 30, 2012	5,326,501	$5,326	$8,443,563	$2,203,798	$3,526,012	$15,453,763	$29,632,462

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future period.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to September 30, 2012, in which the Company holds 99%-majority equity interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the periods presented.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2012 and December 31, 2011, the allowance of doubtful accounts was $7,780 and $7,757, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Up to October 20, 2012, the Company has subsequently recovered from approximately 3% of the accounts receivable as of September 30, 2012.

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2012, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Construction in progress

Construction in progress is stated at cost, which includes acquisition of land use rights, cost of construction, purchases of plant and equipment and other direct costs attributable to the construction of a new manufacturing facility in Yinzhou District Industrial Park, Tieling City, Liaoning Province, PRC. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

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

Amortization expense for the three months ended September 30, 2012 and 2011 was $16,296 and $16,063, respectively.

Amortization expense for the nine months ended September 30, 2012 and 2011 was $48,918 and $47,575, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending September 30:
2013	$65,156
2014	65,156
2015	65,156
2016	65,156
2017	65,156
Thereafter	2,752,845

Total:	$3,078,625

•	Plant and equipment

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

Depreciation expense for the three months ended September 30, 2012 and 2011 was $184,720 and $131,693, respectively.

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $534,134 and $390,157, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three and nine months ended September 30, 2012 and 2011.

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

For the energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipts in advance. For the nine months ended September 30, 2012, the Company did not recognize any project revenue.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

For the three and nine months ended September 30, 2012 and 2011, the Company did not have any interest and penalties associated with its tax positions. As of September 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its business businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers a free product warranty on a case-by-case basis, depending upon the type of customer, and nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three and nine months ended September 30, 2012 and 2011.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2012	September 30, 2011
Period-end RMB:US$1 exchange rate	6.3340	6.4018
Average period RMB:US$1 exchange rate	6.3275	6.5060

•	Related parties

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 5          SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Payable to financial institutions in the PRC:

Demand bank notes:

Equivalent to RMB20, 000,000, due May 2012, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value.	$-	$3,148,466

Equivalent to RMB2, 060,000, due October 2012, which is collateralized by its restricted cash and bears the handling fee equal to 0.05% of its face value.	325,229	-

Equivalent to RMB3, 050,000, due October 2012, which is collateralized by its restricted cash and bears the handling fee equal to 0.05% of its face value.	481,528	-

Equivalent to RMB2, 000,000, due November 2012, which is collateralized by its restricted cash and bears the handling fee equal to 0.05% of its face value.	315,757	-

Equivalent to RMB4, 000,000, due January 2013, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	631,512	-

Equivalent to RMB2, 000,000, due February 2013, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	315,757	-

Equivalent to RMB4, 000,000, due February 2013, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	631,512	-

Short-term bank loans:

Equivalent to RMB10,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due February 16, 2012, which is guaranteed by a guarantee company in Shenyang City, the PRC	-	1,574,233

Equivalent to RMB10,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 26, 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC	1,578,782	-

Equivalent to RMB20,000,000 with interest rate at 1.4 times of the Bank of China Benchmark Lending Rate, monthly payable, due December 15, 2012, which is guaranteed by Mr. Gang Li (the Company’s CEO) and a guarantee company in Shenyang City, the PRC	3,157,562	2,573,871

Total short-term bank borrowings	$7,437,639	$7,296,570

The effective Bank of China Benchmark Lending rate was 6.36% and 6.26% per annum for the nine months ended September 30, 2012 and 2011, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 6          AMOUNT DUE TO A RELATED PARTY

As of September 30, 2012, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE - 7          NOTE PAYABLE, RELATED PARTY

In June 2011, the Company obtained a new short-term loan of $1,500,000 from Pelaris, a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), to repay a short-term loan due to a third party. This note is unsecured, carries interest at 2.5% per annum, payable at maturity and due on May 31, 2012. Upon maturity, the note holder agreed to extend the maturity term to May 31, 2013.

In May 2012, the Company obtained another short-term loan of $1,578,782 (equivalent to RMB10, 000,000) from Pelaris, a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This note is unsecured, interest-free, and payable at maturity on November 18, 2012. Imputed interest is considered insignificant. During the period, the Company has prepaid $7,263 (equivalent to RMB46, 000).

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

For the nine months ended September 30, 2011, the Company recognized $70,271 as amortization of debt discount and recorded as interest expense in the statement of operations. As of September 30, 2012, the carrying value of the convertible promissory notes is amounted to $960,000.

On February 24, 2011, the Company and the holders of the Notes mutually agreed to extend the maturity date to February 24, 2012 and the Warrants were fully cancelled. The maturity date of the Notes was subsequently extend to February 24, 2013.

NOTE - 9          OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Rent payable	$47,363	$43,291
Payable to equipment vendors	218,834	130,636
Customer deposits	648,829	381,055
Value added tax payable	11,920	170,055
Provision for contingent liability	200,000	200,000
Accrued operating expenses	244,145	371,979
Other payable	7,894	7,871

	$1,378,985	$1,304,887

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 10          INCOME TAXES

For the nine months ended September 30, 2012 and 2011, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Nine months ended September 30,
	2012	2011
Tax jurisdiction from:
- Local	$(60,450)	$(446,144)
- Foreign	133,832	1,483,130

Income before income taxes	$73,382	$1,036,986

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company operates in two countries: United States of America and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

NFEC is incorporated in the State of Delaware and is subject to the tax laws of United States of America.

As of September 30, 2012, the operation in the United States of America incurred $2,721,160 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $925,194 on the expected future tax benefits from the net operating loss carryforwards as management believes it is more likely than not that these assets will not be realized in the future.

PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine months ended September 30,
	2012	2011

Income before income taxes from PRC operation	$133,832	$1,483,130
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	33,458	370,783

Effect from non-taxable items	-	(5,138)
Effect from non-deductible items	19,943	2,975
Effect from tax holiday	-	(184,271)
Tax adjustments	-	(9,402)

Income tax expense	$53,401	$174,947

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 11         WARRANTS

There were no changes in the warrants during the nine months ended September 30, 2012.

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2012	23,334	$4.50	$4.50	$7.93

Warrants granted	-	-	-	-
Warrants cancelled	-	-	-	-
Warrants exercised	-	-	-	-

Balance as of September 30, 2012	23,334	$4.50	$4.50	$7.93

The Company measured the fair value of warrants on the grant date, using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

NOTE - 12          SEGMENT INFORMATION

•	Segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Energy-saving related business – production of wind-energy equipment, provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and nine months ended September 30, 2012 and 2011. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2012 and 2011:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30, 2012
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,244,143	$-	$1,244,143
- Services	503,326	-	503,326
Total operating revenues	1,747,469	-	1,747,469
Cost of revenues	(1,447,226)	-	(1,447,226)

Gross profit	300,243	-	300,243
Depreciation and amortization	201,016	-	201,016
Total assets	45,230,065	-	45,230,065
Expenditure for long-lived assets	$28,219	$-	$28,219

	Nine months ended September 30, 2012
	Valves manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$4,478,879	$-	$4,478,879
- Services	1,769,585	-	1,769,585
Total operating revenues	6,248,464	-	6,248,464
Cost of revenues	(5,017,932)	-	(5,017,932)

Gross profit	$1,230,532	$-	$1,230,532
Depreciation and amortization	583,052	-	583,052
Total assets	45,230,065	-	45,230,065
Expenditure for long-lived assets	$502,129	$-	$502,129

	Three months ended September 30, 2011
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$2,314,623	$-	$2,314,623
- Services	279,022	-	279,022
Total operating revenues	2,593,645	-	2,593,645
Cost of revenues	(2,096,091)	-	(2,096,091)

Gross profit	$497,554	$-	$497,554
Depreciation and amortization	147,756	-	147,756
Total assets	37,094,290	-	37,094,290
Expenditure for long-lived assets	$210,956	$-	$210,956

	Nine months ended September 30, 2011
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$7,569,291	$-	$7,569,291
- Services	2,526,151	-	2,526,151
Total operating revenues	10,095,442	-	10,095,442
Cost of revenues	(7,675,925)	-	(7,675,925)

Gross profit	$2,419,517	$-	$2,419,517
Depreciation and amortization	437,732	-	437,732
Total assets	37,094,290	-	37,094,290
Expenditure for long-lived assets	$2,777,202	$-	$2,777,202

All long-lived assets are located in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 13          CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2012 and 2011, the customers who accounted for 10% or more of the Company’s revenues and its outstanding accounts receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2012			September 30, 2012
Customers	Revenues	Percentage of revenues		Accounts and retention receivable

Customer A	$868,843	50%		$2,242,469
Customer B	262,977	15%		7,339,665
Customer C	217,091	12%		-

Total:	$1,348,911	77%	Total:	$9,582,134

	Nine months ended September 30, 2012			September 30, 2012
Customers	Revenues	Percentage of revenues		Accounts and retention receivable

Customer A	$2,121,242	34%		$2,242,469
Customer B	2,011,818	32%		7,339,665

Total:	$4,133,060	66%	Total:	$9,582,134

	Three months ended September 30, 2011			September 30, 2011
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer B	$668,964	26%		$6,809,762
Customer A	1,203,365	46%		-

Total:	$1,872,329	72%	Total:	$6,809,762

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2011			September 30, 2011
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer B	$3,747,422	37%		$6,809,762
Customer A	3,161,474	31%		-
Customer D	1,319,369	13%		-

Total:	$8,228,265	81%	Total:	$6,809,762

All customers are located in the PRC.

(b)	Major vendors

For the three and nine months ended September 30, 2012, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2012			September 30, 2012
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor A	$841,161	58%		$309,281
Vendor B	279,928	19%		46,198

Total:	$1,121,089	77%	Total:	$355,479

	Nine months ended September 30, 2012			September 30, 2012
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor B	$1,496,004	32%		$46,198
Vendor A	841,161	18%		309,281
Vendor C	622,564	13%		378,736

Total:	$2,959,729	63%	Total:	$734,215

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowing under notes payable, finance lease and short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates of its variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates.

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

NOTE - 14          COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of September 30, 2012, the Company is committed to the future contingent payments of approximately $0.7 million on the purchase of new plant and equipment and third party contractors relating to its construction project in the next twelve months.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

As of October 19, 2012, The Eleventh Circuit Court of Appeals affirmed the District Court’s dismissal of Dawley’s claims.

As of September 30, 2012, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Lihua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

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

On October 4, 2010 our common stock commenced trading on the Nasdaq Global Market. On March 7, 2012, upon approval by Nasdaq, our common stock transferred from the Nasdaq Global Market to the Nasdaq Capital Market, Our common stock trades on the Nasdaq Stock Market under the ticker symbol “NFEC”.

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.
•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.
•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.
4

•	In 2010, the Company received contracts for our products and services to be used in over 50 companies, including Chongqing Water Turbine Company, Chongqing Fangneng Electricity Power Company, Zhejiang Zheneng Jiahua Electricity Power Co. Ltd, and Shaoxing Binhai Thermal Power Company, and a project contract with Fuxin County in Inner Mongolian.
•	In 2011, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Jiangsu Changshu Power Generation Co. Ltd., Indian RODA Supercritical Power Station, Indian KAWAI Supercritical Power Station, Zhejiang ZhenNeng Zhong Mei Zhoushan Coal Industry and Electricity Power Co. Ltd., Shenzhen QinglinJing Water Diversion Project, Chongqing Yunneng Power Generation Co. Ltd., and Shenyang Mining Machinery Co. Ltd.
•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power station of China Guodian Corporation ,Qiangui power Ltd , Guizhou Province, Guihang Nenghuan refrigeration engineering Ltd., Shanghai City.

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

For most of our contracts, our customers are generally large or stated-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phases over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. As is standard in our industry practice, we are paid by these contractors and/or developers after they are paid by the local government or state-owned enterprises after the full inspection of each milestone during each construction phrase. Given that the construction of these infrastructure projects are very large and complex, and require a high level of quality at completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable in a timely manner or only after a period longer than our agreed payment terms.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	September 30, 2012	September 30, 2011
Period-end RMB:US$1 exchange rate	6.3340	6.4018
Average period RMB:US$1 exchange rate	6.3275	6.5060

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

A 2012 government report from the office of the Chinese Premier, Wen Jiabao stated that: “We made progress in conserving energy, reducing emissions, and protecting the ecological environment. We adopted and implemented the Comprehensive Work Plan for Conserving Energy and Reducing Emissions and the Work Plan for Controlling Greenhouse Gas Emissions for the Twelfth Five-Year Plan period, and the Guidelines on Strengthening Key Environmental Protection Tasks. The installed power capacity using clean energy reached 290 million KW, an increase of 33.56 million KW over the previous year. We strengthened the development of major energy conservation and environmental protection projects. We increased daily sewage treatment capacity by 11 million tons in urban areas, and installed desulphurization systems on all new coal-fired power-generating units with a total capacity of over 50 million KW. We tightened controls over industries that are energy intensive, have high emissions or possess excess production capacity, and closed down outdated production facilities whose production capacity amounted to 150 million tons of cement, 31.22 million tons of iron, and 19.25 million tons of coke.” We believe this indicates that in 2012 and thereafter low carbon initiatives”…will become a new impetus and engine for economic development, and it will become a new weathervane for construction of leading industrial systems and consumption patterns. ”

On April 6, 2010, the State Council of China approved the “Opinion on Accelerating the Implementation of Energy Management Contract to Promote the Development of Energy Service Industry,” (“the Opinion”) which was proposed by the National Development and Reform Commission, the Ministry of Finance, People’s Bank of China and the State Taxation Administration. A series of new tax benefits will stimulate China’s domestic energy conservation projects and services development. NF Energy will further develop its energy conservation projects by using “Energy Management Contract” (“EMC”) and “Energy Performance Contract” models.

We believe that the stimulation plan of expanding environmental infrastructure that the Chinese government implements should provide the Company with a significant opportunity to provide energy saving services to the government supported infrastructure and industrial companies’ energy saving infrastructure. In October 2010, the Company was recommended as one of the first batch of “Energy Saving Service Companies” by the Chinese National Development and Reform Commission, and consequently, we believe that we will benefit from the government’s new tax deduction policy to energy saving service companies.

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

As a result of the Twelfth Five-Year Plan, we believe ecological environmental protection will bring about high demand and supply in the market. Many aspects will be developed continuously, such as desulfurization, denigration, industrial sewage and water supply and sewerage works of the city

Therefore, the Company believes that it has strong market opportunities not only in terms of the intelligent flow control equipment and energy efficient flow control equipment it supplies to power plants, hydropower plants and water transportation projects, but also in terms of energy conservation services and energy saving projects by using the EPC model. The Company already has experience in energy project management in China. The Company is currently following up and bidding on some significant projects that could result in more opportunities in the market, including the South to North Water Diversion Project (middle),East to West diversion Project (western of Liaoning Province),Yellow River diversion into the Shanxi Province Project, and Songhua River diversion Project. Going forward, the Company plans to further develop its business model and regularly seek projects to develop comprehensive energy conservation and emission reduction solutions for energy saving reconstruction of steam heat energy system projects, industrial waste heat utilization, industrial boiler and furnace retrofitting and reconstruction, biomass utilization and other energy conservation fields.

REVENUES

Total revenues were $1,747,469 and $6,248,464 for the three and nine months ended September 30, 2012, respectively, as compared to $2,593,645 and $10,095,442 for the corresponding period in 2011. Total revenues decreased by $846,176 and $3,846,978, a 32.62% and 38.11% decrease for the three and nine months ended September 30, 2012, respectively, as compared to total revenues for the three and nine months ended September 30, 2011.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $1,244,143 and $4,478,879, or 71.20% and 71.68% of total revenues, for the three and nine months ended September 30, 2012, respectively, as compared to $2,314,623 and $7,569,291, or 89.24% and 74.98% of total revenues, for the corresponding period in 2011, respectively. Product revenues decreased by $1,070,480, a 46.25% decrease over the three months ended September 30, 2011 and decreased by $3,090,412, or 40.82% decrease over the nine months ended September 30, 2011. The primary reason for this decrease was the move to our new manufacturing facility and the fact that the new facility is not yet fully operational. However, when the construction of the new facility is completely finished, we expect revenues to increase in the first six months next year as compared to the last six months of this year.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers. Service revenues were $503,326 and $1,769,585, or 28.8% and 28.32% of total revenues, for the three and nine months ended September 30, 2012, respectively, as compared to $279,022 and $2,526,151, or 10.76% and 25.02% of total revenues, for the corresponding period in 2011, respectively. Service revenues increased by $224,304 and decreased by $756,566 for the three months and nine months ended September 30, 2012, respectively, or 80.39% increase and 29.95% decrease over the same period in 2011. The reason is same with the reason of the product revenues.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three and nine months ended September 30, 2012.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $1,447,226 and $5,017,932 for the three and nine months ended September 30, 2012, respectively, as compared to $2,096,091 and $7,675,925 for the corresponding three and nine months in 2011, respectively, a decrease of $648,865 and $2,657,993 or approximately 30.96% and 34.63%. This decrease is due to the decrease of the revenues during the period.

The overall gross profit for the Company was $300,243 and $1,230,532 (17.18% and 19.69% margin) for the three and nine months ended September 30, 2012, respectively, as compared to $497,554 and $2,419,517 (19.18% and 23.97% margin) for the corresponding three and nine months in 2011, respectively, a decrease of $197,311 and $1,188,985, or 39.66% and 49.14%, compared to the corresponding period in 2011.

Cost of Products

Total cost of products was $1,110,899 and $3,846,328 for the three and nine months ended September 30, 2012, respectively, as compared to $1,879,605 and $5,843,314 for the corresponding three and nine months period in 2011, respectively, a decrease of $768,706 and $1,996,986, or approximately 40.90% and 34.18%, respectively. This decrease is primarily due to the decrease of product revenues during the period.

The gross profit for products was $133,244 (10.71% margin) and $632,551 (14.12% margin) for the three and nine months ended September 30, 2012, respectively, as compared to $435,018 (18.79% margin) and $1,725,977 (22.80% margin) for the corresponding three and nine months in 2011, respectively, a decrease of $301,774 (69.37%) and $1,093,426 (63.35%). This decrease is primarily due to the decrease in product revenues.

Cost of Services

The cost of services was $336,327 and $1,171,604 for the three and nine months ended September 30, 2012, respectively, as compared to $216,486 and $1,832,611 for the corresponding three and nine month period in 2011, respectively, an increase of $119,841 and a decrease of $661,007 or approximately increased by 55.35% and decreased by 36.07%.This decrease during the nine months ended September 30, 2012 is primarily due to the decrease in service revenues.

The gross profit for services was $166,999 (33.18% margin) and $597,981 (33.79% margin), for the three and nine months ended September 30, 2012, respectively, as compared to $62,536 (22.41% margin) and $693,540 (27.45% margin) for the corresponding period in 2011, respectively, an increase of $104,463 (or 167%) and a decrease of $95,559 (or 13.78%). This increase for the three months ended September 30, 2012 is primarily due to the increase in service revenues. However, the gross profit for services for the nine months ended September 30, 2012 decreased when compared with the corresponding period in 2011.

Cost of Projects

There was no project revenue for the three and nine months ended September 30, 2012, therefore there was no cost of projects recognized during these periods.

Operating Expenses

Total operating expenses were $201,448 and $757,475 for the three and nine months ended September 30, 2012, respectively, as compared to $325,031 and $1,096,386 for the corresponding three and nine months period in 2011, respectively, a decrease of $123,583and $338,911, or approximately decreased by 38.02% and 30.91%. This decrease is primarily due to the decrease of administrative expenses incurred by NF Company.

Selling and Marketing Expenses

The selling and marketing expenses were $39,264 and $97,122 for the three and nine months ended September 30, 2012, respectively, as compared to $27,630 and $71,767 for the corresponding three and nine months period in 2011, respectively, an increase of $11,634 and $25,355, or 42.10% and 35.33%. This increase is primarily due to the increase of marketing expenses incurred in connection with expanding into new markets.

General and Administrative Expenses

General and administrative expenses were $162,184 and $660,353 for the three and nine months ended September 30, 2012, respectively, as compared to $297,401 and $1,024,619 for the corresponding three and nine months period in 2011, respectively, a decrease of $135,217 and $364,266 or approximately 45.47% and 35.55%. The decrease of general and administrative expenses is due to the decrease of administrative expenses incurred by NF Company involving lower counsel fees and payments to the independent directors.

INCOME FROM OPERATIONS

Income from operations was $98,795 and $473,057, for the three and nine months ended September 30, 2012, respectively, as compared to $172,523 and $1,323,131 for the corresponding three and nine months period in 2011, respectively, a decrease of $73,728 and $850,074or approximately 42.74% and 64.25%.The decrease is primarily due to the decrease of total revenues.

Other Net Expense

Other expense for the three and nine months ended September 30, 2012 was $90,630 and $399,675, respectively, as compared to $82,282 and $286,145 for the corresponding three and nine months period in 2011, respectively, an increase of $8,348 and $113,530, or approximately 10.15% and 39.68%. This is primarily due to the increase in interest expense. As a result, income before taxes was $8,165 and $73,382 for the three and nine months ended September 30, 2012, respectively, compared to $90,241 and $1,036,986 for the corresponding period in 2011, respectively, a decrease of $82,076 and $963,604 or approximately 90.95% and 92.92%.

Income Tax Expense

For the three and nine months ended September 30, 2012, income tax expense was $7,149 and $53,401, respectively, as compared to $19,158 and $174,947 for the same period in 2011, respectively, a decrease of $12,009 and $121,546, or 62.68% and 69.48%. This decrease was due to the decrease in income before income tax.

As of September 30, 2012, the Company’s operations in the United States of America have resulted in $2,721,160 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2032, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $925,194 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

NET INCOME

Net income for the three and nine months ended September 30, 2012 was $1,016 and $19,981, respectively, as compared to $71,083 and $862,039 for the corresponding three and nine months period in 2011, respectively, a decrease of $70,067 and $842,058 or approximately 98.57% and 97.68%. This decrease is primarily due to the decrease of the revenues of our products and services.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the nine months ended September 30, 2012, net cash provided by operating activities was $2,339,698. This was attributable primarily to net income of $19,981 adjusted by non-cash items of depreciation and amortization of $583,052, an increase in accounts and retention receivable by $ 187,180, an increase in inventories by $617,646, a decrease in prepayment and other receivable by $317,269, an increase in the accounts payable by $2,330,157, a decrease in income tax payable of $89,152, and a decrease in other payables and accrued liabilities by $16,483.

As of September 30, 2012, accounts receivable was $10,648,279, 95% of which is product revenue accounts receivable, and 5% of which is service revenue accounts receivable.

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

Items	Total	1-90 days	91-180 days	181-365 days	over 365 days

Product	10,160,104	1,250,901	1,865,940	5,653,620	1,389,643
Service	495,955	384,125	51,068	15,788	44,974
Total	10,656,059	1,635,026	1,917,008	5,669,408	1,434,617

Less: allowance for doubtful accounts	(7,780)	-	-	-	(7,780)

Accounts receivable, net	10,648,279	1,635,026	1,917,008	5,669,408	1,426,837

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

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customer, and nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

The reason for the increase in accounts payable of $2,330,157 is due to the increase of material supplies from the vendors. The income tax payable decreased $89,152 which is due to the decrease in revenues. The decrease of $16,483 in other payables and accrued liabilities was due to the decrease of value added tax.

Investing activities

For the nine months ended September 30, 2012, net cash used in investing activities was $502,129, which was primarily used in construction of our new manufacturing facility.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, PRC which covers an area of 81,561 sq.m. Total estimated construction cost of the new manufacturing facility is approximately $24 million. Phase I of the project was completed and began its operations in December 2011. Phase II of the project will be fully completed by the end of 2012.

Financing activities

For the nine months ended September 30, 2012, net cash used in financing activities was $1,378,723.

During the nine months ended September 30, 2012, the Company obtained a short-term loan of $1,573,146 from a related party, bank notes and short-term loans of $2,157,267 from the banks in the PRC, while the Company repaid the short term-bank borrowing of $1,580,415 and the bank demand notes of $3,160,831, respectively, upon maturity.

The Company subsequently repaid the bank borrowings of approximately $810,000 (Equivalent to RMB 5,110,000) upon maturity in October 2012.

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

As of October 19, 2012, The Eleventh Circuit Court of Appeals affirmed the District Court’s dismissal of Dawley’s claims.

As of September 30, 2012, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Lihua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim. At this point, the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

Item 1A. Risk Factors

Not Applicable

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosure

Not Applicable.

Item 5.      Other Information

None.

Item 6.      Exhibits

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

NF Energy Saving Corporation
(Registrant)

Date: November 13, 2012	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: November 13, 2012	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

