Form 10-K
period 2012-12-31
NF Energy Saving Corp
filed 2013-03-29
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

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

Yes ☐    No ☒

As of June 29, 2012, the aggregate market value of the common equity held by non-affiliates of the registrant was $3,204,340 based on the price of $1.15 per share which the registrant’s common stock was last sold.

As of March 11, 2012 there were 5,459,147 shares of the registrant’s common stock outstanding.

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

On September 5, 2007, we established a new sales company, Liaoning Nengfa Weiye TieFa Sales Co., Ltd. (“Sales Company”). Sales Company is a subsidiary, which is 99% owned by Liaoning Nengfa Weiye Energy Technology Company Ltd. Sales Company engages in the sales and marketing of flow control equipment and products in PRC.

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

On October 4, 2010 our common stock commenced trading on the Nasdaq Global Market. On March 7, 2012, and upon approval by NASDAQ, our common stock transferred from the Nasdaq Global Market to the Nasdaq Capital Market, Our common stocks trades on the Nasdaq Stock Market under the ticker symbol “NFEC”.

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

NFEC has received many awards and honors from China's regulators, professional associations and renowned international organizations, including the ISO 9001:2008 certification from Det Norske Veritas Management System, the Liaoning Provincial Government's Award of Innovative Enterprise with Best Investment Return Potentials, the Special Industrial Contribution Award of the ESCO Committee of China Energy Conservation Association, and the “Contract-abiding and credit enterprise” Award by the Liaoning State Local administrative bureau for industry and commerce.

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

As a certified energy service provider, NFEC is entitled to various tax breaks and energy saving awards created by Chinese governments at national, provincial and local levels. The major tax incentives by the central government include a two-year corporate income tax exemption plus a three-year reduction of corporation income tax for all energy performance based, profit sharing energy service projects. The government policy also incentivizes NFEC's clients with tax refunds on goods and properties of the energy saving projects when NFEC transfers to them at the end of the energy service contracts.

The current principal development focus of NFEC is to complete the on-going construction project of the new manufacturing facility which will triple the company's capacity to produce large intelligent flow control systems and to provide our company with more advanced technology to supply high grade energy efficient and safety reliant products for high end markets such as nuclear power plants and super critical power generation plants.

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

Products and Services

Our products and services include the manufacturing and sales of energy-saving flow control equipment, energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, water power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries. Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sub-sections of the prominent “South to North Water Transfer and Supply Project." The subsections were completed and passed inspection in 2008.
•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.
•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guangdong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.
•	In 2010, the Company received contracts for our products and services to be used in over 50 companies, including Chongqing Water Turbine Company, Chongqing Fangneng Electricity Power Company, Zhejiang Zheneng Jiahua Electricity Power Co. Ltd, and Shaoxing Binhai Thermal Power Company, and a project contract with a Fuxin inner-Mongolian county.
•	In 2011, the Company received contracts for our products, including from Jiangsu Changshu Electricity Power Ltd, India RODA Supercritical Coal Fired Power Station, India KAWAI Supercritical Coal Fired Power Station, Zhejiang Zheneng Zhongmei Zhoushan Coal and Electricity Company, Shenzhen Qinglinjing Water diversion project, Chongqing Yunneng Electricity Power Ltd, and Shenyang Mining Machinery Ltd.
•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power station of China Guodian Corporation ,Qiangui power Ltd , Guizhou Province, Guihang Nenghuan refrigeration engineering Ltd, Shanghai City , Electric power construction corporation (Zambia’s project) , Shandong Province;Lu Electric International Trading corporation, and Shandong Province ( Philippines project).

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

The key to the efficiency and energy conservation of the pipeline transportation process is the valve and the flow control equipment. Having unique technology in this field, the Company has obtained four patents and holds fourteen utilization model patents in China for flow control devices, especially in the area of the bidirectional seal zero revelation installation system with its special characteristics. Using valves of this type can result in reduced energy consumption by 20% for customers compared to traditional valves. The reduced energy consumption thereby increases the efficiency of the pipeline system. It is widely used in the fields of electric power, hydro power, petroleum, and natural gas. The Company’s super intelligent flow-control device was awarded “Number One Energy Saving Valve of China” by the Chinese Energy Conservation Association. Our products currently are exported to the United States, Russia, Turkey, Japan, South Korea, Vietnam, India, Iraq, and Afghanistan.

Once the Company’s new manufacturing facility is completed, the newly installed numerical controlled machines will allow the Company to manufacture and process technologically advanced flow control equipment with greater precision. This will enable the Company to expand its markets into nuclear power plant equipment and new high precision energy related equipment.

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

One of the most important opportunities for the Company is to undertake projects that refurbish or reconstruct industrial boilers and create cogeneration opportunities for coal fired boilers. It is estimated that as many as 95% of the industrial boilers in China are coal fired. These types of industrial boilers are very inefficient because: most industrial coal burning boilers use traditional traveling grate boilers, only a small portion of the coal fired boilers are equipped with advanced technology, such as the pulverized coal combustion or circulating fluidized bed. The traveling grate boilers are smaller in capacity than required for the purpose for which they are employed; their output does not match the auxiliary equipment used by the boilers. Due to their low combustion and thermal efficiency, the traditional coal fired boilers emit more CO2 and NOx, and the boilers are typically at or beyond their estimated useful life. Overall, it is estimated that these types of boilers are operating at about 60-70% of their efficiency, which is about 20% below that of international best practice. The inefficiency, in part, results from their use of mixed sizes of coal particles in layer combustion. Among these types of boilers, about 60% of them are clockwise rotation boilers. The use of the differing sizes of the coal particles results in a highly inefficient combustion, due to the poor ventilation for the effective combustion and the accumulation of dust which chokes the combustion. Therefore, the coal is not totally burned and there is a loss of potential energy. The current methods of coal feed to the boilers and the current combustion cannot solve this problem. Given the large quantities of these types of industrial boilers, approximately 0.3~0.4 million sets of traveling grate boilers currently are in-use, the Company sees a significant opportunity to focus on boiler transformation technology and projects.

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

e) One of the most important improvements that the Company seeks to introduce into existing and new boiler systems are methods to reclaim discharged water. The Company designs recovery equipment which permits recovery of significant amounts of the waste water used in a traditional boiler. This recovery can also improve the capture of pollutants by the boiler system.

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

3.	Energy-Saving and Reconstruction of Steam Heat Energy System

As a high quality source of secondary energy, steam is widely used in petroleum, petrochemical, chemical, paper making, brewing, tobacco, steel, pharmaceutical, packaging, machinery, and electronics among other industries. The total energy efficiency of steam is directly determined by the system’s energy efficiency. The characteristics of the steam and condensation system are highly complex, due to factors such as the need for a condensation traps and vacuum breakers, the damage from water hammer, corrosion of the heat exchanger and leakage, condensation, pollution and purification, steam consumption’s imbalance in winter and summer, steam consumption’s mismatching between high and low pressures, the flash steam problem, and steam leakage. For a long time, due to the irrationality of system design, the complexity of the system itself, the negligence of owners, the imprecision of management, and the deficiency of maintenance, the overall energy efficiency of steam systems in China is very low. Therefore, the Company believes there is a significant opportunity for energy savings in steam systems:

1)	Approximately 0.5 billion tons of standard coal is consumed annually, which is more than 1/3 of the total national consumption of fossil fuels.

2)	The overall energy efficiency of steam systems in China is only approximately 30%, which is 25% lower than well developed countries.
3)	The annual energy waste due to the low energy efficiency of steam systems is approximately 120 million tce, which is estimated to be worth over 120 billion RMB.
4)	The annual waste due to inefficient transportation and distribution of steam systems is approximately 180 million tce.
5)	Of the more than 1 million traps being used in steam systems in China, 60% of them have above average leakage, 30% of them have serious leakage, and only less than 10% work normally. The waste due to trap leakage is significant.
6)	Current condensation systems are generally designed in such a way as to be inappropriate to the system, resulting in the average recovery rate being less than 30% thus; causing large waste of heat energy and water.

Working with energy saving experts in steam systems in China, the Company has built a steam system department. This department has an R&D and design team, which can provide energy conservation solutions for efficient and the long lasting energy saving results. Under normal conditions, the reduction of steam energy cost is generally between 10% and 25%.

Our energy conservation solutions improve energy efficiency in steam systems in five principal ways, covering the entire process of the steam and condensation system: steam generation, steam transportation and distribution, steam consumption, and condensation recovery and condensation purification.

1)	Steam generation stage

Our energy saving measures include: using the boiler’s long-term stable heat sink resources to fully absorb low temperature waste heat and reduce fuel consumption; correctly designing the generator in order to reduce the steam consumption of the deoxygenizing process and increasing the efficiency of the boiler; controlling boiler blow own and fully utilizing the waste heat of blow own water; adjusting the steam load with steam accumulator; and improving the quality of steam.

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

In this stage, we improve the energy efficiency of the steam system by studying the difference in details between designed and actual steam consumption of each heat exchanger, and looking for the root causes of excessive energy consumption; consuming lower pressure steam as far as possible when meeting the process's demands; equipping the system with a vacuum breaker and air valve in beehive heat exchangers; designing a condensation trapping system correctly to avoid waterlogging; controlling temperatures automatically in the heating process; installing a separator for steam and vaporous water in the inlet of important equipment to ensure steam quality; optimizing the condensation pipe system according to the residual pressure of each heat exchanger; and enhancing daily inspection and maintenance.

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

Patents and Technology

Nengfa Energy currently has been issued four invention patents and has applied for fourteen utility model patents in the PRC. We will maintain the innovation of the new product in order to maintain our leading position in the market.

The invention patents include the following:

1. Processing technology of butterfly valve seal (ZL2006 1 0152644.8), which expires on September 26, 2026;

2. Butterfly valve body dynamic seal ring pointing device (ZL2007 1 0159250.X), which expires on December 28, 2027;

3. The closing and locking equipment for valves (ZL2009 1 0011939.7), which expires on June 11, 2029; and

4. Valve body active seal circle position monitor equipment (ZL2009 2 0014504.3), which expires on July 21, 2030.

The utility model patents that we have applied for include the following:

5. An energy-saving heat-sink used in heating (ZL2008 2 0218146.3), with an application date of September 23, 2008

6. A device used in energy-saving boiler combustion (ZL2008 2 0218145.9), with an application date of September 23, 2008;

7. Butterfly valve sealing ring instruction device (ZL2007 2 0185293.0), with an application date of December 12, 2007;

8. Butterfly valve with block for opening butterfly plate (ZL2007 2 0185289.4), with an application date of December 12, 2007;

9. Piston flow-adjusting valve with removable piston sealing ring (ZL2007 2 0185288.X), with an application date of December 12, 2007;

10. J-shapes large dimension butterfly valve hard sealing ring (ZL2007 2 0185292.6), with an application date of December 12, 2007;

11. Composite valve sealing ring (ZL2007 2 0185290.7), with an application date of December 12, 2007;

12. Multi-level buffering full oriented valve fuel tank (ZL2007 2 0185287.5), with an application date of December 12, 2007;

13. Fluid control valve on-off speed control device (ZL2007 2 0185286.0), with an application date of December 12, 2007;

14. T-shaped large dimension butterfly valve rubber sealing ring (ZL2007 2 0185291.1), with an application date of December 12, 2007;

15. Butterfly valve with butterfly plate adjusting device (ZL2008 2 0231340.5), with an application date of September 23, 2008;

16. Two-way sealed butterfly valve (ZL 2009 2 0014504.3), with an application date of June 11, 2009;

17. Energy-saving electric valve (ZL2011 2 0393230.0) with an application date of October 14,2011; and

18. Radial fixed valve seal butterfly valve (ZL2011 2 0393135.0) with an application date of October 14, 2011.

In addition to the patent protection that we seek, we also rely on the confidentiality of our operations, proprietary know-how and business secrets. Although we do not have formal agreements with our employees, we do consider our employees’ work to be proprietary and owned by the Company. Where necessary, we will take steps to protect our intellectual property interests under the laws of the PRC. There can be no assurance that we will be able to enforce our rights if they are improperly taken by our employees or adopted by our competitors outside of sanctioned use and royalty agreements with the Company.

Certain of our service offerings will not be patentable or otherwise be capable of being registered as intellectual property. Therefore, the Company will rely solely on such services being proprietary. As such the Company will have to rely on the services being more advanced or better than its competitors’ offerings or rely on trade secret laws and protections. Such protections in the PRC are considered rather weak and are difficult if not impossible to enforce. Consequently, it may be possible for our competitors to obtain our information and to copy, adopt or adapt our methods, services and technical aspects to their own business with no assurance that we will be able to prevent them from using the intellectual property in competition with us.

The Company does not have any significant trademarks in use at this time. As our business develops, we will consider the advantage of developing specific trademarks for our products and services and have registration of those marks with the PRC government authorities for their protection.

Markets and Customers

The South-North Water Diversion Project is a multi-decade project undertaken by the Chinese government to better utilize water resources available to China. Part of this massive project was brought forward to provide additional water supply for the 2008 Olympics in Beijing. While the main task is to divert water from the Yangtze River to the Yellow River and Hai River, other spin-off plans are also included. Among these, a plan calling for the capture and diversion of water from Brahmaputra River, located in Yarlung Zangbo Grand Canal north of India, has been under study for years. This is because the heavily industrialized Northern China has a much lower rainfall and its rivers are running at reduced rates as demand increases for industrial water and general population usage. For example, the Yellow River and Hai River have experienced significant flow reduction and at times during certain years have been dry.

Currently, the Grand Canal is being upgraded, as the Eastern route for diverting water to the North. Water from the Yangtze River will be drawn into the canal in Jiangdu City, where a giant 400 m³/s. pumping station was built in the 1980s, and will then be fed uphill by pumping stations along the Grand Canal and through a tunnel under the Yellow River, from where it can flow downhill to reservoirs near Tianjin. Construction on the eastern route officially began in December 2002 and completed in 2012 which results in the citizens of Tianjin City who enable to use the water derived from Yangtze River.

The central route for the water diversion project is from Danjiangkou Reservoir on the Han River, a tributary of the Yangtze River, to Beijing. This route is built on the North China Plain and, once the Yellow River has been crossed, water can flow all the way to Beijing by gravity. The main engineering challenge is to build a tunnel under the Yellow River. Construction on the central route began in 2004. In 2008 the 307 km-long northern stretch of the central route was completed at a cost of $2 billion. Water in that stretch of the canal does not yet come from the Han River, but from various reservoirs in Hebei Province south of Beijing. Farmers and industries in Hebei have had to cut back their water consumption to allow for water to be transferred to Beijing. The whole project was initially expected to be completed around 2010, however, this has recently been pushed back to 2014 to allow for more environmental protection elements to be built into the system. A major difficulty in completion of the central route has been the resettlement of approximately 250,000 persons around Danjiangkou Reservoir and along the route. Another consideration that has to be accommodated in the implementation of the central route is the effect of removing approximately one third of the water from Han River and the effect of that reduction on the environment and other users that currently depend on the Han River. One long-term plan to reduce the effect on the Han River basin is to build another canal to divert water from the Three Gorges Dam to Danjiangkou Reservoir.

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

To date, the Company has participated in the water diversion project by being a supplier of flow control equipment for various parts of the water flow infrastructure, with contract value over $3.05 million for four phases of the project. And as part of providing that equipment, the Company has also provided design and related services. The contracts related to this project accounted for 9.5% of total revenues in 2012. In the newly released Twelfth Five Year Plan announced by Chinese government, the fixed asset investment in hydro and water diversion projects will be increased dramatically in the next 5 to 10 years. The expected investment is 4 trillion RMB in 10 years, with annual average investment of 400 billion RMB.

In addition to the water diversion project, the Company also supplies flow control equipment and related equipment to the power generation industry (thermal power plants, hydroelectric, wind and nuclear power plants). Customers in these market segments are well-established, larger state and private corporations. Combined, these markets represent approximately 60 % of the revenues of the Company for 2012.

In connection with its work on the water diversion project and some of the power plant projects, the Company has a preferred provider agreement with Nengfa Weiye Tieling Valve Joint Stock Co., Ltd. (“Tieling Valve”) under which Nengfa Energy is the preferred provider of the valves and other related flow control equipment that Tieling Valve requires in its own work on the water diversion project. The agreement is in the manner of a right of first refusal whereby Tieling Valve is obliged to offer supply opportunities to Nengfa Energy within its scope of product offerings and expertise, but Tieling Valve is not prohibited from developing other supply arrangements. Tieling Valve and Nengfa Energy have agreed to cooperate to develop and market their respective technologies, equipment, products and services for their respective and mutual benefit, and will work together to examine and expand their respective businesses. Under the agreement, each party retains full right to their respective intellectual property. The agreement terminates in 2016, but by its terms will automatically extend for additional one year terms unless notice of termination is given by one party to the other at least six months prior to the then termination date.

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

The Company’s marketing and sales strategy also relies on the use of exclusive agents throughout China who act as marketing agents and after sale service providers. The Company currently has 23 exclusive distributing agents national wide. At certain times each year, the Company provides and organizes training sessions for these agents and their personnel. These sessions provide the Company with a valuable opportunity to gather feedback and to foster an exchange of technical ideas. These agents have agreements with the Company to sell NF flow control equipment and systems, and they are managed by the Sales Company. The Company evaluates the productivity of these exclusive agents annually, based on how well they achieve the annual sales target established by the Company. The Company typically will terminate its agreement with those agents that miss the sales targets for two consecutive years without good reasons.

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

Regulatory Compliance

The products that represent a majority of our sales are subject to regulatory standards and enforcement codes which typically require that these products meet stringent performance criteria. Standards are established by industry testing and certification organizations such as the Ministry of Industry and Information Technology of China, the American Society of Mechanical Engineers (A.S.M.E.), the Canadian Standards Association (C.S.A.), the Japanese Standards Association (J.S.A.), the International Association of Plumbing and Mechanical Officials (I.A.P.M.O.), Factory Mutual (F.M.), and Underwriters Laboratory (U.L.). These standards are incorporated into state and municipal plumbing and heating, building and fire protection codes in China.

We maintain stringent quality control and testing procedures at each of our manufacturing facilities in order to manufacture products in compliance with code requirements. Our production management is certified to conform to the ISO 9001 standards by the Det Norske Veritas Management System.

Competition

We think that the valve products of the Company place it in a leading position in the super-saving flow control in China. The Company has an extensive competitive advantage compared to Chinese domestic manufactures in this field. Other manufactures that are focusing on the development of different products may enter into this field. Our potential competitor in this field is China Valve Technology in this field.

In the other areas of the Company’s business, there are many different competitors with differing focuses and strengths. To some extent, boilers and furnaces are specialized to particular industries and output requirements. This specialization engenders specialization in the design, manufacture and installation of new equipment and retrofit solutions. Therefore, there are many engineering and manufacturing companies that focus on certain types of boilers and furnaces resulting in a relatively fragmented market for these services. The same is true for the retrofit and reconstruction of other industrial systems for improved energy efficiency, as well as for the localized projects for energy conservation and biomass utilization, and similar projects. Therefore, the competition that the Company faces tends to be localized companies with no dominant players at this time.

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

Research and Development

The research and development expenses are to develop new products or new production technologies. The research and development expenses include the materials and labor costs, application fees for patents and significant improvements to existing products. In 2012, we completed five patents as well as a series of improvements to existing products. The accumulated increase in R&D expenses was $50,236 over the past two years.

Employees

As of December 31, 2012, there were 221 employees including 30 technical staff working in our subsidiaries located in China. We believe we have a good relationship with our employees.

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

If we are not able to meet the challenges of building our businesses and managing our growth, the likely result will be slower growth, lower margins, additional operational costs and lower income.

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

During the next phase of our business development, as we complete Phase II of our new manufacturing facility and continue our planned expansion into the wind energy equipment segment and other aspects of the energy savings industry, including steam energy, we believe that we will need to raise additional capital from outside sources during the next year or two. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. One possible impediment to raising capital is the tightening credit policies of the Chinese banks and the continued effects of tightening in the global credit markets as a result of the recent economic financial crisis. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products or services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We cannot be sure that we will be able to secure all the financing we will require, or that it will be available on favorable terms. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

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

We have several strategic relationships which provide us with access to technology and provide us with a competitive advantage. These include the relationships with Shanghai Electric Co., LTD., Sichuan Eastern Electric Co., LTD, Harbin Electric Co., LTD, China Datang Corporation, China Huadian Group, China Huaneng Group and China Guodian Group. There is no guarantee that any of these agreements and arrangements will provide the benefits that we hope will result or that the relationships will be renewed on substantially similar terms or at all. Moreover, there is no assurance that any steps we have already taken or might take in the future will ensure the successful renewal of any or all our rights or the granting of further new rights or that the terms of any renewals would not be significantly less favorable to us than the terms of our current agreements. The loss of such arrangements or diminution of the rights may have an adverse impact on our business development, including product offerings, research and development and competitive position.

We derive a substantial part of our revenues from several major customers, therefore if we lose any of these customers or they reduce the amount of business they do with us in the future, our revenues may be affected

Our largest customer, Nengfa Weiye Tieling Valve Joint Stock Co. Ltd, accounted for 27% of our revenues for the years ended December 31, 2012 Our second largest customer, Zhongye Valve Group Co. Ltd accounted for 18% of our revenue in the year ended December 31, 2012.As of December 31, 2012, these two customers accounted for 45% in our total revenue. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be materially and adversely affected. Although we have a strategic partnership with our second largest customer and a preferred provider agreement with our largest customer, there can be no assurance that these customers will continue to provide the current level of demand or will not seek to modify or terminate their respective agreements.

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

While we believe that we have hired or engaged personnel and outside consultants who have the experience and ability necessary to keep pace with advances in technology, and while we continue to seek out and develop "next generation" technology through our research and development efforts, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market. In addition, our industry is competitive in various aspects. Although we believe that we have developed strategic relationships to best penetrate the China market, we face competition from other manufacturers of products similar to our products and services. Some of these companies have significant advantages over us with respect to their products, marketing and services, and their financial resources and customer relationships.

We may experience high accounts receivable balances from time to time, which may have an adverse effect on our operating profitability and cash flow and financing needs.

Although we generally have a 90 to 180 day accounts receivable period, if our customers extend the period in which they pay, we will experience a reduced cash flow, which could have an adverse effect on our ability to fund our operations and growth. One result may be that we will have to obtain outside financing and our operating expense will increase. Extension of the accounts receivable period may also result in reduced collections, which will adversely affect our operations and profitability.

To the extent that we depend on government projects, our business is dependent on government policy and, to some extent, government funding and government contracts.

Although we do not characterize our business as a government contractor, some aspects of our business are indirectly dependent on government policy, government funding, and government contracts. For example, the South to North Water Diversion Project is largely a government funded project, and our customers are contractors with the government. Similarly, our energy-saving projects and adjustments of our products and services are dependent on the policies issued by the government. As a consequence, it is possible that our requirements based on the products and services to be provided will be diminished resulting in a decrease in our revenue. It is possible that our wind energy equipment business will also be highly dependent on government funding, if not government contracts. Much of the pollution control and green industries are dependent on government policy to implement societal improvements. Our business has a number of aspects that are dependent on the government and our products, services and revenues are dependent on policies that can change if the government officials determine to redirect attention and investment to other aspects of society and industrial development.

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

Our Chairman, Chief Executive Officer and President, Mr. Gang Li, beneficially owns approximately 38.15% of the outstanding shares of our common stock and is our largest single stockholder. Together with, Ms Lihua Wang, who is our Chief Financial Officer, they own 47.69% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into certain transactions which may be beneficial to our other stockholders. The interests of these stockholders may differ from the interests of the other stockholders.

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

If we fail to implement effective internal controls required by the Sarbanes-Oxley Act of 2002, or remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management of public companies to develop and implement internal controls over financial reporting and evaluate the effectiveness thereof. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual interim financial statement will not be prevented or detected on a timely basis. Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP.

Any failure to complete our assessment of our internal controls over financial reporting, to remediate any material weaknesses that we may identify, including the one identified above, or to implement new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our public disclosures and reported financial information, which could have a negative effect on the trading price of our common stock.

The inability to inspect may prevent the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures since our auditors come from Hong Kong rather than United States.

Public company auditors are required by law to undergo regular Public Company Accounting Oversight Board, or PCAOB, inspections to assess their compliance with U.S. law and professional standards in connection with their audits of public company financial statements filed with the SEC. Due to the position taken by the authorities in China, the PCAOB was prevented from conducting inspections of certain registered firms in Hong Kong to the extent that their audit clients had operations in China.

The inability of the PCAOB to conduct inspections of auditors in the PRC makes it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of the PRC that are subject to PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

The Company’s auditor HKCMCPA Company Limited, Certified Public Accountants is currently subject to PCAOB inspection. The auditor was inspected in 2008 and the corresponding inspection report was issued under the name of Zhong Yi (Hong Kong) Company Limited. The most recent inspection report for the year of 2010 has not been issued yet.

Because our auditor is located in Hong Kong and we have operations in China, in the event that PCAOB becomes unable to inspect the audit work and practices of our auditor, our investors in U.S. markets who rely on audit reports from our auditor will be unable to factor the publicly reported findings of regular recurring PCAOB inspections of audit firms and their quality control practices into their decision making processes.

Risks Related to Our Company’s Common Stock

Future sales of our common stock could adversely affect our stock price.

We have a substantial amount of outstanding shares held by persons that are able to sell or will be able to sell in the near future under Rule 144.The holders of these shares subject to Rule 144 include our significant shareholders and a number of investors. If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could be adversely affected. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity or equity based securities.

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

We have not paid dividends on our common stock in 2011 or 2012, and we do not anticipate paying any dividends in the near future. Investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which were effective January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. The income tax rate was decreased by 12.5% from 2009-2011. At present, the income tax rate of 25% is in effect for all subsidiaries of NF Energy.

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

Although we are incorporated in the State of Delaware, all of our operating and fixed assets are located in the PRC. As a result, it may be difficult for investors to enforce judgments outside the United States obtained in actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In addition, certain of our directors and officers (principally based in the PRC) and all or a substantial portion of their assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. We have been advised by our PRC counsel that, in their opinion, there is doubt as to the enforceability in the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The new manufacturing facility located in the new industrial park, Yinzhou District, Tieling City, Liaoning Province was structurally completed in 2012. The Our main manufacturing operations was relocated from 118 Guang Yu St., Yinzhou District, Tieling City, Liaoning Province, People’s Republic of China to the new facility in August 2012. The new manufacturing facility covers an area of 81,561 sq.m acres. The plant covers an area of 23,514 sq.m. Total estimated construction cost of a new manufacturing facility will be approximately $24 million. Once fully operational, we anticipate that this facility will significantly increase Nengfa’s total manufacturing capacity to 20,000 tons of flow control equipment and new energy equipment, which is approximately triple the current capacity.

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

In October 19, 2012, The Eleventh Circuit Court of Appeals affirmed the District Court’s dismissal of Dawley’s claims.

As of March 18, 2013, there is no any update regarding this case and the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

ITEM 4. MINE SAFTEY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGNA.OB”. The symbol after the Company’s name change to NF Energy Saving Corporation of America was “NFES.OB”. On August 26, 2009, the Company further changed its name to NF Energy Saving Corporation, and the symbol was changed to “NFEC.OB”. On October 4, 2010, the Company commenced trading on the Nasdaq Global Market, under the symbol “NFEC”. On March 7, 2012, the trading for the common stock was changed to the Nasdaq Capital Market. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2012 and 2011 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 7, 2013, the closing price was $0.9 per share.

	Common Stock (Adjusted Stock Price)
	High	Low
Fiscal year ends at December 31, 2012
First quarter	$1.25	$0.485
Second quarter	$2.35	$0.84
Third quarter	$1.19	$0.64
Forth quarter	$1.27	$0.54

Fiscal year ends at December 31, 2011
First quarter	$5.05	$3.07
Second quarter	$3.38	$1.66
Third quarter	$2.38	$0.76
Forth quarter	$0.92	$0.46

Record Holders

As of December 31, 2012, we had 1,343 common shareholders of record.

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

Transfer Agent

Our transfer agent is Corporate Stock Transfer, Inc, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado, 80209.

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

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers during a period from one to six months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and suitability, to its full satisfaction, then the company makes delivery to the customer

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. As of December 31, 2012 and 2011, there were no refunds regarding our products.

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

For most of our contracts, our customers are generally large or state-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phrases over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. In our industry practice, we are paid by these construction contractors and/or developers when they have been paid by the local government or state-owned enterprises after the full inspection of each milestone during the construction phrase. Given that the construction of these infrastructure projects are very large in sizes and complexity and require a high of quality in completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable on a timely manner or only after a period longer than our agreed payment terms.

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

Property, Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which the asset becomes fully operational and after taking into account its estimated residual values:

	Expected useful life	Residual value
Building	30 years	5%
Plant and machinery	10-20 years	5%
Furniture, fixture and equipment	5-8 years	5%

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

As at December 31, 2012 and 2011, the Company had no benefit or penalties regarding its income taxes. As of December 31, 2012, there are also no any significant uncertain tax items.

The main operations of the company are located in the PRC and have jurisdiction under the local tax law. As a result of these operations, the company’s tax returns are subject to examination by a foreign tax authority. As of December 31, 2012, the company filed and cleared the tax returns of 2012 with the appropriate local PRC tax authority.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2012	2011
Year-end RMB:US$1 exchange rate	6.3161	6.3523
Annual average RMB:US$1 exchange rate	6.3198	6.4544

RESULTS OF OPERATIONS

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $9,269,016 and $14,929,430 for the years ended December 31, 2012 and 2011, respectively. Total revenues decreased $5,660,414, a 38% decrease, for the year ended December 31, 2012 compared to total revenues for the year ended December 31, 2011. Decrease in total revenue was due to the decrease in product revenue, service revenue and project revenue.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and energy saving flow control equipment. Product revenues were $6,866,959 and $10,897,946, or 74% and 73% of total revenues for the years ended December 31, 2012 and 2011, respectively. Product revenues for the year ended December 31, 2012 decreased $4,030,987 or 37%, compared to the product revenue for the year ended December 31, 2011. The decrease in product revenue was primarily due to disruptions in our operations caused by the relocation of our manufacturing operations commencing in October 2011 and not completed until August, 2012, which was postponed by 60 days due to winter weather. In 2011, production was carried on in both the old and new facilities. About 60% of the processing including casting, forging, structure making, primary machining, was done in the old plant and 40% of the production including refined machining, assembling and testing, was done in the new plant. However, the production line in the old plant was closed due to relocation between January and August, 2012. As a result, the Company had only 40% of the production done at the new facility through the on going relocation in this period, having to consign the other 60% of the processing load previously done at the old plant by outsourcing contracts with other companies in nearby cities of Shenyang and Fushun.

With the relocation ended in August, 2012, the Company has brought the whole production line back for regular operation. According to the contracts received and under negotiation as well as progress in production financing, the Company’s manufacturing capacity and sales levels should reach the normal level before relocation.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Service revenues were $2,402,057 and $4,031,484 for the years ended December 31, 2012 and 2011 respectively, a decrease of $1,629,427 or 40%. The decrease in service revenue was primarily due to relocation to the new manufacturing facility and hence the delay in processing of the new product.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $7,423,946 and $10,757,351, or 80% and 72% of total revenues, for the years ended December 31, 2012 and 2011, respectively. The total cost of revenues decreased by $3,333,405 or 31% for the year ended December 31, 2012 compared to the total cost of revenues for the year ended December 31, 2011. The decrease in total cost of revenues was primarily due to the decrease in product revenue and service revenue by 38% during the year.

The overall gross profit for the Company was $1,845,070 and $4,172,079, or 20% and 28% of total revenues, for the years ended December 31, 2012 and 2011, respectively. The decrease in overall gross profit was due to the increase of cost of production because of the disruptions caused by the relocation to our new manufacturing facility.

Cost of Products

Total cost of product revenues was $5,819,446 and $8,151,829 for the years ended December 31, 2012 and 2011, respectively. The cost of product revenues decreased by $2,332,383 or 29% for the year ended December 31, 2012 compared to the cost of revenues for the year ended December 31, 2011. The gross profit for products was $1,047,513 and $2,746,117, and the gross profit margin was 15.25% and 25.20% for the years ended December 31, 2012 and 2011, respectively.

The decrease in product costs was due to the transfer of our production machines from our leased facility to our new manufacturing facility, which affected our production capacity when compared to with last year.

Cost of Service

Total cost of service revenues was $1,604,500 and $2,605,522 for the years ended December 31, 2012 and 2011, respectively. The cost of service revenues decreased by $1,001,022 or 38.42% for the year ended December 31, 2012 compared to the cost of revenues for the year ended December 31, 2011. The gross margin for services was $797,557and $1,425,962, or 33.20% and 35.37% for the years ended December 31, 2012 and 2011, respectively. The decrease in gross margin is due to the increase of labor costs as a result of the relocation to our new manufacturing facility.

Cost of Projects

There was no project revenue for the year ended December 31, 2012, therefore there was no cost of projects recognized during the year.

Operating Expenses

The total operating expenses were $1,278,735 and $1,454,151, or 13.80% and 9.74% of total revenues, for the year ended December 31, 2012 and 2011, respectively. The total operating expenses decreased by 175,416 or 12.06% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease of operating expenses is primarily due to the decrease in legal and professional fees and investor relations fees.

Sales and marketing expenses

The total sales and marketing expenses were $196,033 and $101,586, or 2.1% and 0.68% of total revenues, for the years ended December 31, 2012 and 2011, respectively. The increase in sales and marketing is due to the increase in exploring more business opportunities for the company.

General and administrative expenses

General and administrative expenses were $1,082,702 and $1,352,565, or 11.68% and 9.06% of total revenue, for the year ended December 31, 2012 and 2011, respectively. The general and administrative expenses decreased by $269,863 or 19,95%. The decrease in general and administrative expenses was primarily due to a decrease in legal and professional fees and investor relations fees.

Income from Operations

As a result of the foregoing, our income from operations was $2,717,928 or 18.21% of total revenues, for the year ended December 31, 2011, as compared to $566,335 or 6.11% of total revenues, for the year ended December 31, 2012, a decrease of $2,151,593 or 79.16%.

Other income (expenses)

For the year ended December 31, 2012, interest income was $33,002 as compared to $5,838 for the year ended December 31, 2011, an increase of $ 27,164 as compared to last year. In 2012, interest expense was $468,031, an increase of $92,258 as compared to $375,773 for the year ended December 31, 2011. The increase of interest was due to the increase of financings derived from the commercial banks in China.

Income Tax Expenses

For the years ended December 31, 2012 and 2011, income tax expenses were $43,272 and $301,533 respectively. The decrease of income tax expenses was due to the decrease in taxable income. The new income tax rate was 25% from 2012 onwards.

As of December 31, 2012, the Company’s operations in the United States of America incurred $2,662,958 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $905,046 on the expected future tax benefits from the net operating loss carried forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net Income

As a result of the foregoing, we recorded net income of $88,034, a 0.95% profit margin on revenue for the year ended December 31, 2012, as compared to net income of $2,046,460, a 13.71% profit margin on revenues, for the year ended December 31, 2011. The net income for the year ended December 31, 2012 decreased by $1,958,426, a decrease of 95.70%, compared to the year ended December 31, 2011. The decrease in net income was mainly due to the decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the year ended December 31, 2012, net cash provided by operating activities was $4,559,248. This was primarily attributable to our net income of $88,034, adjusted by non-cash items of depreciation and amortization of $842,050, reversal of allowance for doubtful account of $28,956, and non-cash interest expenses of $19,728. The increase in cash flow in 2012 were due primarily to the decrease in accounts receivable by $3,844,641, the increase in inventories by $620,685, decrease in prepayments and other receivables by $494,695, increase in accounts payable by $268,686, decrease in income tax payable by $131,671 and decrease in other payables and accrued liabilities by $275,186.

The decrease in accounts and retention receivable of $3,844,641 for the year ended December 31, 2012 are mainly due to the active monitoring of accounts receivable with aging above 1 year and those accounting for about 15% of the total accounts receivable. Thus there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	7,000,413	1,322,209	381,624	2,858,262	2,438,318
Service	577,162	183,363	63,977	279,810	50,012
Total	7,577,575	1,505,572	445,601	3,138,072	2,488,330

Less: allowance for doubtful accounts	36,774	-	-	-	36,774
Accounts receivable, net	7,540,801	1,505,572	445,601	3,138,072	2,451,556

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. We take appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. As of December, 31, 2012, with respect to two customers that have accounts receivable with aging above 365 days which are not only the long term customers and have the sound business relationship , but also were awarded “A Class” with business scale and reputation. The company will plan to assign special employee who will be stayed in two companies such to ensure the collection of accounts receivable. The accounts receivable with aging above 365 days could be collected at the end of May, 2013 and end of December, 2013, respectively by mean of enhancing service and supervising on the spot. The two customers’s accounts receivable aging and collecting time indicated below:

Customer	AR with aging above 365 days	Collected amount by June,2013	Collected amount by December,2013
Customer “A”	2,741,714	1,234,939	1,506,775
Customer “B”	1,016,704	1,016,704	-

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

The reason for the increase in inventories of $620,685 is mainly due to inventory of 314,286 that was only distributed in January 2013. The prepayments and other receivables was increased by $494,695 which are mainly due to the increase in the prepayment derived from the construction in process. The $268,686 decrease in accounts payable was mainly due to the decrease in purchase of raw materials due to the decrease in revenue. The $275,186 decrease in financing lease payable was due to a payment for equipment leasing purchase. The decrease of $131,671 from income tax payable is due to the Company’s annual taxable income in 2012 less than the taxable income for year ended December 31, 2011.

Investing activities

For the year ended December 31, 2012, net cash used in investing activities was $3,250,440. The $3,186,836 of cash used in 2012 was primarily used in No.2 Plant of the construction as the remainder payment, and $63,604 was used for purchasing plant and equipment.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. It covers an area of 81,561 sq.m acres. Phase I of the project was structurally completed and began its operations in December 2011. Phase II of the project was structurally completed in December 2012, but is not yet fully operational. Our invested project based upon product casting equipment has not been completed due to the influence derived from market such that the invested time was postponed. Currently, some equipment was installed, such as smelting unit; eight hoisting equipment was delivered and the remainder will be delivered later. Up to date, the company is wating for the approval on fire security by the local authority so as to commence its operation. As of December 31, 2012, the company has completed an investment of about $20M, accounting for 83% of the planned investment. Equipment investment of the Phase II of the project was about $4M, of which about $3M is being installed, the remaining equipments will be completed and operated in the third quarter in 2013.

Financing activities

For the year ended December 31, 2012, the net financing cash outflow was -$568,653 which was due to the proceeds from short-term bank loans and issuance of notes of $5,403,618 and $1,578,205, respectively. These were partially off-set by the increase in restricted cash of $791,159, repayment on short-term bank loans of $8,307,172 and payment on finance lease of $34,463.

In February, 2011, the Company obtained a short-term bank borrowing of $1,562,061 (Equivalent to RMB10,000,000) from a commercial bank in China, with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, payable monthly, which is guaranteed by its vendor. This bank borrowing was repaid in February 16 ,2012.

In March, 2012, the Company obtained a short-term bank borrowing of $1,562,061 (Equivalent to RMB10, 000,000) from a commercial bank in China, with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, due 26 March 2013, payable monthly, which is guaranteed by its vendor. This bank borrowing was repaid by $ 390,516 (Equivalent to RMB 2,500,000) in December, 2012.

In December 2012, the Company obtained another short-term bank borrowing of $315,814 (Equivalent to RMB 2,500,000), from a commercial bank in China, Bank of Jilin, due 30 June 2013, with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, which is guaranteed by a guarantee company in Shenyang City, the PRC.

In December, 2011, the Company obtained a bank note of $3,148,466 (Equivalent to RMB 20,000,000) from a commercial bank in China, Bank of Jilin, due 15 December 2012. Only $2,533,156 (Equivalent to RMB 16,350,000) was drawn down in 2011, payable quarterly, with interest rate at 1.4 times of the Bank of China Benchmark Lending Rate. The remaining $565,505 (Equivalent to RMB 3,650,000) was drawn down in 2012. This is guaranteed by Mr. Gang Li and a guarantee company in Shenyang City, the PRC. This bank borrowing was repaid fully in 15 December, 2012.

In November 2011, the Company obtained a bank note of $3,148,466 (Equivalent to RMB 20,000,000) from a commercial bank in China, Bank of Liaoyang, due May 2012. This was collateralized by restricted cash of $1,574,233 (Equivalent to RMB 10,000,000) and guaranteed by a third party. The bank note was issued to settle the accounts payable and there was no cash proceeds for the bank note. This bank borrowing was repaid in May 2012.

In August 2012, the Company obtained a bank note of $1,578,205 (Equivalent to RMB 10,000,000) from a commercial bank in China, Bank of Liaoyang, due February 2012. This was collateralized by restricted cash of $789,102 (Equivalent to RMB 5,000,000) and guaranteed by a third party. The bank note was issued to settle the accounts payable and there was no cash proceeds for the bank note.

As of December 31, 2011, the amount due to a related party of $431,682 represented a temporary advance made by Cloverbay International Ltd., the Company’s major stockholder, which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This is unsecured, interest-free and bears no fixed repayment term. Imputed interest on this amount is considered insignificant.

In June 2011, the Company obtained a new short-term loan of $1,500,000 from Cloverbay International Ltd. which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), to repay a short-term loan due June 10, 2011. This note is unsecured, carries interest at 2.5% per annum, payable at maturity and repayable on May 31, 2012. On May 31, 2012, the Company and the holders of the notes mutually agreed to extend the maturity date to May 31, 2013.

In December ,2012, the Company obtained another short-term bank borrowing of $2,849,860 (Equivalent to RMB18,000,000), from a commercial bank in China, Bank of Jilin, due 27 December 2013, with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, which is guaranteed by Mr. Gang Li and a guarantee company in Shenyang City, the PRC.

As of February 24, 2013, in accordance with agreement, each of an $810,000 convertible promissory note issued to ARC China Investment Funds and a $150,000 convertible promissory note issued to ARC Semper China Investments Ltd. automatically converted into 111,942 and 20,704, respectively, shares of the Company‘s common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NF Energy Saving Corporation

We have audited the accompanying consolidated balance sheets of NF Energy Saving Corporation and its subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

March 29, 2013

NF ENERGY SAVING CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,071,367	$2,317,456
Restricted cash	791,628	1,574,233
Accounts receivable, net	6,657,380	10,617,416
Retention receivable, current	883,421	734,214
Inventories	1,205,560	581,176
Prepayments and other receivables	1,083,726	1,532,283

Total current assets	13,693,082	17,356,778

Non-current assets:
Deposits on property purchase	2,216,558	-
Property, plant and equipment, net	10,587,181	11,236,347
Land use right, net	3,071,015	3,118,482
Construction in progress	13,263,866	12,106,316

TOTAL ASSETS	$42,831,702	$43,817,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,380,213	$2,679,267
Short-term bank borrowings	6,016,370	7,296,570
Notes payable, related parties	3,079,139	1,500,000
Current portion of obligation under finance lease	-	34,287
Income tax payable	-	93,407
Amount due to a related party	431,682	431,682
Convertible promissory notes, net	960,000	-
Other payables and accrued liabilities	1,150,948	1,304,887

Total current liabilities	13,018,352	13,340,100

Long-term liabilities:
Convertible promissory notes, net	-	960,000

TOTAL LIABILITIES	13,018,352	14,300,100

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,326,501 and 5,326,501 shares issued and outstanding, respectively	5,326	5,326
Additional paid-in capital	8,463,291	8,443,563
Statutory reserve	2,212,951	2,203,798
Accumulated other comprehensive income	3,619,119	3,431,354
Retained earnings	15,512,663	15,433,782

Total stockholders’ equity	29,813,350	29,517,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,831,702	$43,817,923

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2012	2011
REVENUES, NET
Products	$6,866,959	$10,897,946
Services	2,402,057	4,031,484
Total revenues, net	9,269,016	14,929,430

COST OF REVENUES:
Cost of products	5,819,446	8,151,829
Cost of services	1,604,500	2,605,522
Total cost of revenues	7,423,946	10,757,351

GROSS PROFIT	1,845,070	4,172,079

OPERATING EXPENSES:
Sales and marketing	196,033	101,586
General and administrative	1,082,702	1,352,565
Total operating expenses	1,278,735	1,454,151

INCOME FROM OPERATIONS	566,335	2,717,928

Other (expense) income:
Interest income	33,002	5,838
Interest expense	(468,031)	(375,773)

INCOME BEFORE INCOME TAXES	131,306	2,347,993

Income tax expense	(43,272)	(301,533)

NET INCOME	$88,034	$2,046,460

Other comprehensive income:
– Foreign currency translation gain	187,765	1,215,454

COMPREHENSIVE INCOME	$275,799	$3,261,914

Net income per share:
– Basic	$0.02	$0.38
– Diluted	$0.02	$0.38

Weighted average common shares outstanding:
– Basic	5,326,501	5,326,501
– Diluted	5,454,501	5,454,501

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$88,034	$2,046,460
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	842,050	588,278
Allowance for doubtful accounts	28,956	930
Interest expenses, non-cash	19,728	70,271
Change in operating assets and liabilities:
Accounts and retention receivable	3,844,641	(2,673,870)
Inventories	(620,685)	271,495
Prepayments and other receivables	494,695	393,503
Accounts payable, trade	268,686	1,466,017
Income tax payable	(131,671)	(32,161)
Other payables and accrued liabilities	(275,186)	357,650
Net cash provided by operating activities	4,559,248	2,488,573

Cash flows from investing activities:
Purchase of property, plant and equipment	(63,604)	(38,682)
Deposit payment on property purchase	(2,215,246)	-
Payments on construction in progress	(971,590)	(3,122,962)
Net cash used in investing activities	(3,250,440)	(3,161,644)

Cash flows from financing activities:
Change in restricted cash	791,159	(1,549,331)
Advance from a related party	-	112,005
Proceeds from short-term bank borrowings	5,403,618	2,533,156
Repayment on short-term bank borrowings	(8,307,172)	-
Payments on finance lease	(34,463)	(508,248)
Proceeds from issuance of notes, related parties	1,578,205	1,500,000
Net cash (used in) provided by financing activities	(568,653)	2,087,582

Effect on exchange rate change on cash and cash equivalents	13,756	79,228

NET CHANGE IN CASH AND CASH EQUIVALENTS	753,911	1,493,739

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,317,456	823,717

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,071,367	$2,317,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$222,326	$333,615
Cash paid for interest	$448,303	$275,502

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of accounts payable in lieu of bank demand notes	$1,582,319	$3,098,661
Prepayment for construction in progress in lieu of accounts receivable	$-	$7,830,649
Transfer from construction in progress to property, plant and equipment	$-	$7,276,065

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2011	5,326,501	$5,326	$8,443,563	$1,965,556	$2,215,900	$13,625,564	$26,255,909

Foreign currency translation adjustment	-	-	-	-	1,215,454	-	1,215,454
Net income for the year	-	-	-	-	-	2,046,460	2,046,460
Appropriation to statutory reserve	-	-	-	238,242	-	(238,242)	-

Balance as of December 31, 2011	5,326,501	$5,326	$8,443,563	$2,203,798	$3,431,354	$15,433,782	$29,517,823

Foreign currency translation adjustment	-	-	-	-	187,765	-	187,765
Imputed interest on related party notes	-	-	19,728	-	-	-	19,728
Net income for the year	-	-	-	-	-	88,034	88,034
Appropriation to statutory reserve	-	-	-	9,153	-	(9,153)	-

Balance as of December 31, 2012	5,326,501	$5,326	$8,463,291	$2,212,951	$3,619,119	$15,512,663	$29,813,350

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation (the “Company” or “NFEC”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to “Global Broadcast Group, Inc.” On November 12, 2004, the Company changed its name to “Diagnostic Corporation of America.” On March 15, 2007, the Company changed its name to “NF Energy Saving Corporation of America.” On August 24, 2009, the Company further changed its current name to “NF Energy Saving Corporation.” On October 1, 2010, the Company’s common stock was traded on the Nasdaq stock market.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to December 31, 2012, in which the Company holds 99%-majority interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the years presented.

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

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired. The warranty period is usually 12 to 24 months.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2012 and 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Property, plant and equipment

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

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specified period of time. Thus, the Company’s land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement on a straight-line basis, which is 50 years and will expire in 2059.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

•	Revenue recognition

The Company offers the following products and service to its customers:

(a)	Energy saving flow control equipment; and
(b)	Energy project management and sub-contracting service.

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(a)	Sale of products

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, these products are manufactured and configured to customer requirements. The Company typically produces and builds the energy saving flow control equipment for customers in a period from 1 to 6 months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality adherence to product conditions specifications, to its full satisfaction; then the Company makes delivery to the customer.

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2012 and 2011.

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

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2012 and 2011.

•	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $50,207 and $51,781 of such costs for the years ended December 31, 2012 and 2011.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

For the years ended December 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority. For the year ended December 31, 2012, the Company filed and cleared 2011 tax return with its local tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the years ended December 31, 2012 and 2011.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2012	2011
Year-end RMB:US$1 exchange rate	6.3161	6.3523
Annual average RMB:US$1 exchange rate	6.3198	6.4544

•	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2012 and 2011, the Company operates in two reportable operating segments in the PRC.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and convertible promissory notes): cash and cash equivalents, restricted cash, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The Company adopted this ASU by presenting the comparative components of comprehensive income within our consolidated financial statements of operation and comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment”(“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these changes had no impact on the Company’s consolidated financial statements.

On July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment”. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

3.	ACCOUNTS AND RETENTION RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The allowance for doubtful accounts is based on a combination of the historical experience and management’s review of long outstanding accounts receivable. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company recognized $28,956 and $930 allowance for the years ended December 31, 2012 and 2011.

	As of December 31,
	2012	2011

Accounts receivable, cost	$6,694,154	$10,625,173
Retention receivable, cost	883,421	734,214
	7,577,575	11,359,387
Less: allowance for doubtful accounts	(36,774)	(7,757)

Accounts and retention receivable, net	$7,540,801	$11,351,630

Up to February 28, 2013, the Company has subsequently recovered from approximately 4% of accounts and retention receivable as of December 31, 2012.

The management has continued to monitor the long outstanding accounts receivables, which are mainly due from two prolonging customers. It is expected to be fully collectible in the next twelve months.

4.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2012	2011

Raw materials	$486,090	$328,293
Work-in-process	90,898	185,492
Finished goods	628,572	67,391

	$1,205,560	$581,176

For the years ended December 31, 2012 and 2011, no allowance for obsolete inventories was recorded by the Company.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	As of December 31,
	2012	2011

Prepayment to vendors for raw materials	$617,859	$1,071,177
Guarantee deposit	316,651	314,847
Prepaid operating expenses	106,339	142,445
Income tax recoverable	37,806	-
Other receivables	5,071	3,814

	$1,083,726	$1,532,283

The Company generally makes prepayments to vendors for raw materials in the normal course of business. Prepayments to vendors are recorded when payment is made by the Company and relieved against inventory when goods are received, which include provisions that set the purchase price and delivery date of raw materials.

6.	DEPOSITS ON PROPERTY PURCHASE

Deposits on property purchase represented refundable deposit payment for the purchase of two units of office premises in Teiling City, Laoning Province, the PRC with an aggregate purchase price of $2.5 million (approximately RMB15.6 million) for operational use. These deposits were interest-free and unsecured. Deposits on property purchase are recorded when payment is made by the Company and capitalized as property, plant and equipment when the transfer of the land titles is successfully registered in favor of the Company. For the year ended December 31, 2012, these purchase contracts have been signed.

As of December 31, 2012, the Company believes that the purchase of these properties will be completed and the title of real estate properties will be received in the next twelve months. The Company intends to use these properties as office premises for operational use.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2012	2011

Building	$7,191,316	$7,191,316
Plant and machinery	5,467,297	5,404,559
Furniture, fixture and equipment	68,597	67,731
Foreign translation difference	773,374	696,762
	13,500,584	13,360,368
Less: accumulated depreciation	(2,744,994)	(1,968,247)
Less: foreign translation difference	(168,409)	(155,774)

Property, plant and equipment, net	$10,587,181	$11,236,347

Depreciation expense for the years ended December 31, 2012 and 2011 were $776,748 and $524,337, of which $733,975 and $483,039 were included in cost of revenue, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.	LAND USE RIGHT

Land use right consisted of the following:

	As of December 31,
	2012	2011

Land use right, at cost	$3,044,062	$3,044,062
Less: accumulated amortization	(190,124)	(124,822)
	2,853,938	2,919,240
Add: foreign translation difference	217,077	199,242

Land use right, net	$3,071,015	$3,118,482

Amortization expense for the years ended December 31, 2012 and 2011 were $65,302 and $63,941, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending December 31:
2013	$65,341
2014	65,341
2015	65,341
2016	65,341
2017	65,341
Thereafter	2,744,310

Total:	$3,071,015

9.	CONSTRUCTION IN PROGRESS

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

For the year ended December 31, 2011, the Company transferred its accounts receivable due from two customers amounting to $7.8 million on a non-recourse basis to an independent project management company in the PRC as the prepayment for construction cost to complete the remaining construction of new manufacturing facility. The remainder of the construction project was structurally completed in December 2012.

The first phase of construction project was completed and began its operations in December 2011. The cost of construction was transferred to property, plant and equipment and its depreciation expense began to be recorded in 2012. The second phase of construction project was structurally completed in 2012. The Company expects the operation to be commenced in the next twelve months when the safety approval is granted by the local authority in 2013.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	As of December 31,
	2012	2011
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB20,000,000, due May 2012, which is collateralized by its restricted cash and guaranteed by a third party, and bears the handling fee equal to 0.05% of its face value	$-	$3,148,466

Equivalent to RMB4,000,000, due January 2013, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	633,302	-

Equivalent to RMB2,000,000, due February 2013, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	316,651	-

Equivalent to RMB4,000,000, due February 2013, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	633,302	-

Short-term borrowings:
Equivalent to RMB10,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due February 16, 2012, which is guaranteed by a guarantee company in Shenyang City, the PRC	-	1,574,233

Equivalent to RMB16,350,000 with interest rate at 1.4 times of the Bank of China Benchmark Lending Rate, monthly payable, due December 15, 2012, which is guaranteed by Mr. Gang Li (the Company’s CEO) and a guarantee company in Shenyang City, the PRC	-	2,573,871

Equivalent to RMB7,500,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 26, 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC	1,187,441	-

Equivalent to RMB2,500,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due June 30, 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC	395,814	-

Equivalent to RMB18,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due December 27, 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC and the Company’s director, Mr. Gang Li	2,849,860	-

Total short-term bank borrowings	$6,016,370	$7,296,570

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The effective Bank of China Benchmark Lending rate was 6% and 6.56% per annum for the years ended December 31, 2012 and 2011.

Subsequently, demand bank notes amounting to $1,583,255 were fully repaid upon maturity.

11.	NOTES PAYABLE, RELATED PARTY

Notes payable consist of the following:

	As of December 31,
	2012	2011

Note due to related party A	$1,500,000	$1,500,000
Note due to related party B	1,579,139	-

	$3,079,139	$1,500,000

These related parties are controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO).

The note due to related party A is unsecured, carries interest at 2.5% per annum, payable at maturity and due on May 31, 2013.

The note due to related party B is unsecured, interest-free, and originally matured on November 18, 2012. The maturity date of the note was agreed to extend to May 31, 2013. For the year ended December 31, 2012, imputed interest of $19,728 is recorded in additional paid-in capital.

12.	AMOUNT DUE TO A RELATED PARTY

As of December 31, 2012 and 2011, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Cloverbay International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The Company engaged an independent appraiser to perform a valuation of the Notes and the Company determined that the Notes should be recorded in accordance with ASC Topic 470-20, “Debt with conversion and other options”. The Company allocated the proceeds received between the Notes and the Warrants on a relative fair value basis. The relative fair values of the Notes and the Warrants determine the debt discount attributable to the Warrants and are recorded as additional paid-in capital. The resulting discount on the Notes is being amortized over the life of the Notes using the effective interest method. As of December 31, 2012, the carrying value of the convertible promissory notes is amounted to $960,000.

On February 24, 2012, the Company and the holders of the Notes mutually agreed to extend the maturity date to February 24, 2013 and the Warrants were fully cancelled. The maturity date of the Notes was subsequently extend to February 24, 2013.

Upon the maturity date on February 24, 2013, these promissory notes were fully converted to 132,646 shares of the Company’s common stock at a price of $7.50 per share.

14.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2012	2011

Rent payable	$-	$43,291
Payable to equipment vendors	247,384	130,636
Customer deposits	316,732	381,055
Value-added tax payable	117,360	170,055
Provision for contingent liability	200,000	200,000
Accrued operating expenses	193,177	371,979
Other payable	76,295	7,871

	$1,150,948	$1,304,887

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15.	STOCKHOLDERS’ EQUITY

(a)	Common stock

As of December 31, 2012, the Company had a total of 5,326,501 shares of its common stock issued and outstanding.

(b)	Warrants

Transactions involving warrants during the year ended December 31, 2012 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of December 31, 2012 and 2011	23,334	4.50	$4.50	$7.93

The warrants were cancelled in relation to the extension of convertible promissory notes. The Company adopted ASC 718 using the Black-Scholes Option-Pricing model to measure the fair value of warrants on the grant date, with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

16.	INCOME TAXES

For the years ended December 31, 2012 and 2011, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended December 31,
	2012	2011
Tax jurisdiction from:
- Local	$(2,248)	$(493,206)
- Foreign	133,554	2,841,199

Income before income taxes	$131,306	$2,347,993

The provision for income taxes consisted of the following:

	Years ended December 31,
	2012	2011
Current:
- Local	$-	$-
- Foreign	43,272	301,533

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$43,272	$301,533

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

As of December 31, 2012, the operations in the United States of America incurred $2,662,958 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $905,406 on the expected future tax benefits from the net operating loss carryforwards as management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2012 and 2011 is as follows:

	Years ended December 31,
	2012	2011

Income before income taxes from PRC operation	$133,554	$2,841,199
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	33,389	710,300
Tax effect of non-taxable items	-	(4,825)
Tax effect of non-deductible items	9,690	-
Tax effect from tax holiday	-	(355,012)
Tax adjustments	193	(48,930)

Income tax expense	$43,272	$301,533

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$905,406	$904,641
Less: valuation allowance	(905,406)	(904,641)

Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $905,406 as of December 31, 2012. In 2012, the valuation allowance increased by $765, primarily relating to net operating loss carryforwards from the local tax regime.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011

Net income attributable to common shareholders	$88,034	$2,046,460

Weighted average common shares outstanding – Basic	5,326,501	5,326,501
Plus: incremental shares from assumed conversions - Convertible shares from convertible promissory notes	128,000	128,000

Weighted average common shares outstanding – Diluted	5,454,501	5,454,501

Net income per share – Basic	$0.02	$0.38
Net income per share – Diluted	$0.02	$0.38

For the years ended December 31, 2012 and 2011, warrants exercisable to 23,334 shares of common stock were excluded from the diluted income per share as the exercise price of the warrants was higher than the average market price of the common stock during the year, thereby making the warrants anti-dilutive under the treasury method.

18.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries of the Company in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. These benefits are required to accrue based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $199,520 and $190,925 for the years ended December 31, 2012 and 2011, respectively.

19.	STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2012 and 2011, the Company’s subsidiaries made appropriation of $9,153 and $238,242 to statutory reserve, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2012 and 2011. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2012 and 2011:

	Year ended December 31, 2012
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$6,866,959	$-	$6,866,959
- Services	2,402,057	-	2,402,057
Total operating revenues	9,269,016	-	9,269,016
Cost of revenues	(7,423,946)	-	(7,423,946)

Gross profit	1,845,070	-	1,845,070
Depreciation and amortization	842,050	-	842,050
Total assets	42,831,702	-	42,831,702
Expenditure for long-lived assets	$63,604	$-	$63,604

	Year ended December 31, 2011
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$10,896,009	$1,937	$10,897,946
- Services	3,228,931	802,553	4,031,484
Total operating revenues	14,124,940	804,490	14,929,430
Cost of revenues	(10,511,112)	(246,239)	(10,757,351)

Gross profit	3,613,828	$558,251	$4,172,079
Depreciation and amortization	556,654	31,624	588,278
Total assets	41,510,530	2,307,393	43,817,923
Expenditure for long-lived assets	$10,992,293	$-	$10,992,293

All long-lived assets are located in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

21.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2012 and 2011, the customers who accounted for 10% or more of the Company’s revenues and its outstanding accounts receivable balances as at year-end dates, are presented as follows:

		Year ended December 31, 2012			December 31, 2012
Customer		Revenues	Percentage of revenues		Accounts and retention Receivable

Customer A		$3,075,963	33%		$3,834,397
Customer B		2,123,796	23%		1,303,647

	Total:	$5,199,759	56%	Total:	$5,138,044

		Year ended December 31, 2011			December 31, 2011
Customer		Revenues	Percentage of revenues		Accounts and retention receivable

Customer A		$5,753,720	39%		$7,578,206
Customer B		3,186,753	21%		-

	Total:	$8,940,473	60%	Total:	$7,578,206

All customers are located in the PRC.

(b)	Major vendors

For the year ended December 31, 2012, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

		Year ended December 31, 2012			December 31, 2012
Vendor		Purchases	Percentage of purchases		Accounts Payable

Vendor A		$2,338,124	34%		$-
Vendor B		842,173	12%		-

	Total:	$3,180,297	46%	Total:	$-

For the year ended December 31, 2011, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 46% of the Company’s purchase amounting to $4,535,267, with $0 of accounts payable.

All vendors are located in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The Company’s interest-rate risk arises from borrowings under related party notes and short-term bank borrowing. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2012, borrowings under related party notes were at fixed rates and short-term bank borrowing was at variable rates.

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

22.	COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of December 31, 2012, the Company is committed to the future contingent payments of approximately $0.4 million on the purchase of new equipment and third party contractors relating to its construction project in the next twelve months.

As of December 31, 2012, the Company is committed to the future contingent payments of approximately $0.3 million on the purchase of office premises in the next twelve months.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)	Litigation

Robert E. Dawley v. NF Energy Corp.of America, M.D. Fla. Case no. 6:10-cv-0115-Orl-22DAB. Robert Dawley (“Dawley”) commenced this action in the United States District Court for the Middle District of Florida against the Company, Mr. Gang Li and counsel on October 1, 2011. The allegations in this action are identical to those that Dawley raised in a prior proceeding in which the United States Court of Appeals for the Eleventh Circuit entered judgment against him and in favor of the Company.

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

In October 19, 2012, The Eleventh Circuit Court of Appeals affirmed the District Court’s dismissal of Dawley’s claims.

As of December 31, 2012, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim.

23.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2012 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures .

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, based on the material weaknesses defined below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting is not effective.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2012:

•	Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP.

MANAGEMENT’S REMEDIATION PLAN

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	The Company is currently looking for an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide more training in connection with the preparation and review of its financial statements to the employees.

 This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

c)     Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Gang, Li	60	Chairman and Chief Executive Officer and President
Lihua, Wang	53	Director, CFO
Mia Kuang, Ching	47	Independent Director, Chair of Audit Committee
Jason, Wang	60	Independent Director, Chair of Nomination Committee
Jiuding, Yan	47	Independent Director, Chair of Compensation Committee

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

Since May 1996, Ms. Wang has been involved in the building of Liaoning Energy Management Contract (EMC) Project company, which is one of the three pilot and demonstration companies of the GEF/WB/NDRC China Energy Conservation Promotion Project~~.~~. Ms. Wang is the chief financial officer of Liaoning EMC. In August 2003, the World Bank recommended her as the premier expert to the Chinese EMC Association. We believe Ms. Wang’s qualifications to serve on our Board of Directors include her knowledge of PRC tax policies, her ability to manage corporate risk, and her experience in project assessments.

Mia Kuang Ching — Independent Director, Chairman of Audit Committee

Mr. Mia Kuang Ching is currently a private consultant on merger and acquisition projects. Up until December 2, 2011 he was the managing partner of SBA Stone Forest Corporate Advisory (Shanghai) Co., Ltd. From 1992 to 1994 he was Regional Accountant (South Europe) of Singapore Airlines. From 1994 to 1997, he was the Group Financial Controller of Fullmark Pte. Ltd., and responsible for operating in China, Hong Kong, Malaysia and Vietnam. He was in-charge of strategic investment, group financing and mergers and acquisitions. From 1997 to 2000, he was the Chief Accountant of Dalian Container Terminal, a joint venture formed by PSA Corporation of Singapore and the Port of Dalian Authority.

Mr. Ching became an Independent Director of the Company in August 2009 and is Chairman of the Audit Committee. We believe Mr. Ching’s qualifications to serve on our Board of Directors include his years of business experience and his familiarity with financial accounting matters.

Jianxin (Jason) Wang — Independent Director, Chairman of Nomination Committee

Mr. Jianxin Wang, Independent Director of NFEC, is a senior corporate executive with over 15 years of experience in promoting industrial energy efficiency, and strong leadership skills in corporate strategy development, business management and equity investment, as well as in depth knowledge on Chinese government policies and regulations on clean technology, renewable energy and energy efficiency. Mr. Wang has been the General Manager of Gaoping Ronggao PV Solar Development Co. ltd. a privately owned Chinese wafer and PV cell company, since September 2011. From January 2008 until December 2010, Mr. Wang was the Managing Director of China Carbon Corporation (CCC), an international company engaged in carbon trading, and the Managing Director of Cosmos International Corp. a Canadian investment consulting firm in Beijing. Previously, Mr. Wang served as the President of Sparkles International Development Corp. a Virginia based energy efficiency consulting and trading firm from 1993 to December 2007, and a senior consultant for Chicago Climate Exchange in 2006 and a research assistant at the World Bank in 1991. Mr. Wang is the Deputy Director of the Enterprise Energy Saving Committee and the Deputy Secretary General of the Energy Efficiency Investment and Assessment Committee of China Energy Research Society and he is an energy expert for the State Development Bank of China.

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

Code of Ethics

The Company has adopted a code of ethics (the "Code of Ethics") that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is attached as Exhibit 14.1 hereto. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communication made by the Company;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2012. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

We did not provide any compensation to our executive officers for the years ended December 31, 2012 or 2011.

Compensation of Directors

As at December 31, 2012, we had three non-employee directors, to whom we provided a total amount of $72,000 in compensation, as set forth in the table below. As employees of the Company and/or its subsidiaries, Gang Li and Lihua Wang received no additional compensation for their services as directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of NF Energy Saving Corporation’s Common Stock as of March 11, 2013, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of NF Energy Saving Corporation’s Common Stock, (ii) each director and executive officer; and (iii) all directors and named executive officer of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 11, 2013, there were 5,459,147 shares of common stock outstanding. As of March 11, 2013, there were no preferred shares outstanding.

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1) (2)	Percentage of Beneficial Ownership

Pelaria(3)	2,540,118	46.5%
P.O. Box 957
Offshore Incorporations Centre
Road Town, Tortola

Gang, Li(4)	2,032,095	37.2%
Chairman, CEO and President

Lihua Wang(5)	508,023	9.3%
Director and CFO

Mia Kuang Ching	0	0%
Independent Director
Chair of Audit Committee

Jianxin (Jason) Wang	0	0%
Independent Director
Chair of Nomination Committee

Jiuding Yan	0	0%
Independent Director
Chair of Compensation Committee

All officers and directors as a group (five persons)	2,540,118	46.5%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

In June 2011, the Company obtained a new short-term loan of $1,500,000 from Cloverbay International Ltd, its major stockholder which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This note is unsecured, carries interest at 2.5% per annum, payable at maturity, and is due on May 31, 2013. As of December 31, 2012, the total amount outstanding under the loan was $1,500,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by our independent auditor, HKCMCPA Company Limited (“HKCMCPA”) for their audit of our annual financial statements during the years ended December 31, 2012 and 2011. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2012	2011

Audit Fees	$74,500	$74,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Accounting Fees and Services	$74,500	$74,500

Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, The amounts $74,500 shown for HKCMCPA in 2012 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2011, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2012. The amounts $74,500 shown for HKCMCPA in 2011 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2010, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2011.

Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements. There were no audit-related fees billed during the years ended December 31, 2012 or 2011.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2012or 2011.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e. Audit Fees, Audit-Related Fees, Tax Fees and allowable working costs. There were no other fees billed during the years ended December 31, 2012 or 2011.

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

NF ENERGY SAVING CORPORATION
(Registrant)

Date: March 29, 2013	By:	/s/ Gang Li
Gang Li
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gang Li	President, Chief Executive Officer and	March 29, 2013
Gang Li	Chairman (principal executive officer)

/s/ Lihua Wang	Chief Financial Officer and Director
Lihua Wang	(principal financial officer and principal	March 29, 2013
accounting officer)

/s/ Mia Kuang Ching	Independent Director, Chair of Audit	March 29, 2013
Mia Kuang Ching	Committee

/s/ Jason Wang	Independent Director, Chair of	March 29, 2013
Jason Wang	Nomination Committee

/s/ Jiuding Yan	Independent Director	March 29, 2013
Jiuding Yan	Chair of Compensation Committee

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.3	Certificate of Amendment to Certificate of Incorporation

Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)

Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009

3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 16, 2010
3.5	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
10.1	Form of Securities Purchase Agreement among NF Energy Saving Corporation of America, South World Ltd. (investor), Oriental United Resources Ltd. (investor), Mr. Gang Li (guarantor), Ms. Lihua Wang (guarantor), Pelaria International Ltd. (guarantor), and Cloverbay International Ltd. (guarantor)	Exhibits submitted with our Current Report on Form 8-K/A filed April 30, 2008. (File No. 000-50155)
10.2	Form of Director Retainer Agreement with Mr. Mia Kuang Ching, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009
10.3	Form of Director Retainer Agreement with Mr. Jianxin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009
10.4	Form of Director Retainer Agreement with Mr. Zhongmin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement ~~4~~	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009

10.5	Form of Director Retainer Agreement with Mr. Jiuding Yan, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009
10.6	Form of Director Retainer Agreement with Mr. John C. MacLean, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009
10.7	Form of Securities Purchase Agreement (including form of Convertible Promissory Note and Form of Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 3, 2010
14.1	Code of ethics of NF Energy Saving Corporation
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

