Form 10-Q
period 2013-03-31
NF Energy Saving Corp
filed 2013-05-13
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 3106 Block C, 390 Qingnian Avenue, Heping District

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

☐Yes                           ☒ No

As of April 5, 2013, the registrant had 5,459,147 shares of common stock, $0.001 par value, issued and outstanding.

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

1

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION
F-1
ITEM 1 – FINANCIAL STATEMENTS

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4 – CONTROLS AND PROCEDURE	19

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	20

ITEM 1A – RISK FACTORS	20

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4 – MINE SAFTEY DISCLOSURES	21

ITEM 5 – OTHER INFORMATION	21

ITEM 6 - EXHIBITS	21

SIGNATURES	22

2

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three Months ended March 31, 2013 and 2012	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2013	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-21

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,323,575	$3,071,367
Restricted cash	795,976	791,628
Accounts receivable, net	7,413,787	6,657,380
Retention receivable, current	882,827	883,421
Inventories	1,840,404	1,205,560
Prepayments and other receivables	968,363	1,083,726

Total current assets	13,224,932	13,693,082

Non-current assets:
Deposits on property purchase	2,228,732	2,216,558
Construction in progress	13,503,348	13,263,866
Land use rights, net	3,071,457	3,071,015
Plant and equipment, net	10,326,753	10,587,181

TOTAL ASSETS	$42,355,222	$42,831,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,832,248	$1,380,213
Short-term bank borrowings	5,106,979	6,016,370
Note payable, related party	3,087,812	3,079,139
Amount due to a related party	431,682	431,682
Convertible promissory notes, net	-	960,000
Other payables and accrued liabilities	887,329	1,150,948

Total current liabilities	11,346,050	13,018,352

TOTAL LIABILITIES	11,346,050	13,018,352

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,459,147 and 5,326,501 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	5,459	5,326
Additional paid-in capital	9,467,911	8,463,291
Statutory reserve	2,212,951	2,212,951
Accumulated other comprehensive income	3,800,423	3,619,119
Retained earnings	15,522,428	15,512,663

Total stockholders’ equity	31,009,172	29,813,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,355,222	$42,831,702

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2013	2012
REVENUE, NET:
Product	$881,963	$639,762
Services	416,650	558,609
Total operating revenues, net	1,298,613	1,198,371

COST OF REVENUES:
Cost of products	637,123	495,331
Cost of services	250,515	282,509
Total cost of revenues	887,638	777,840

GROSS PROFIT	410,975	420,531

OPERATING EXPENSES:
Sales and marketing	31,576	23,438
General and administrative	281,510	252,414
Total operating expenses	313,086	275,852

INCOME FROM OPERATIONS	97,889	144,679

Other (expense) income:
Other income	30,258	-
Interest income	1,980	290
Interest expense	(101,256)	(132,314)

Total other expense	(69,018)	(132,024)

INCOME BEFORE INCOME TAXES	28,871	12,655

Income tax expense	(19,106)	(12,544)

NET INCOME	$9,765	$111

Other comprehensive income:
– Foreign currency translation gain	181,304	142,956

COMPREHENSIVE INCOME	$191,069	$143,067

Net income per share:
– Basic	$0.00	$0.00
– Diluted	$0.00	$0.00

Weighted average common shares outstanding:
– Basic	5,378,665	5,326,501
– Diluted	5,378,665	5,454,501

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$9,765	$111
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	201,977	169,798
Imputed interest expenses, non-cash	9,917	-
Gain on disposal of plant and equipment	(26,290)	-
Change in operating assets and liabilities:
Accounts and retention receivable	(713,917)	2,406,726
Inventories	(627,801)	(272,576)
Prepayments and other receivables	101,998	29,386
Accounts payable	1,093,236	(553,777)
Income tax payable	19,106	(93,251)
Other payables and accrued liabilities	(180,748)	43,996

Net cash (used in) provided by operating activities	(112,757)	1,730,413

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	159,088	-
Payments on construction in progress	(218,960)	(6,073)

Net cash used in investing activities	(59,872)	(6,073)

Cash flows from financing activities:
Increase in restricted cash	-	(255,691)
Payments on finance lease	-	(34,462)
Proceeds from short-term bank borrowings	-	2,159,769
Repayment on short-term bank borrowings	(1,590,882)	(1,582,248)

Net (used in) cash provided by financing activities	(1,590,882)	287,368

Effect on exchange rate change on cash and cash equivalents	15,719	11,343

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,747,792)	2,023,051

BEGINNING OF PERIOD	3,071,367	2,317,456

END OF PERIOD	$1,323,575	$4,340,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$87	$105,514
Cash paid for interest	$91,339	$122,965

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of accounts payable in lieu of bank demand notes	$649,080	$255,691
Conversion of convertible promissory notes and interest	$994,836	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

					Accumulated
					other		Total
	Common stock		Additional	Statutory	comprehensive	Retained	stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2013	5,326,501	$5,326	$8,463,291	$2,212,951	$3,619,119	$15,512,663	$29,813,350

Imputed interest for note payable, related party	-	-	9,917	-	-	-	9,917

Conversion of convertible promissory notes and interest	132,646	133	994,703	-	-	-	994,836

Foreign currency translation adjustment	-	-	-	-	181,304	-	181,304

Net income for the period	-	-	-	-	-	9,765	9,765

Balance as of March 31, 2013	5,459,147	$5,459	$9,467,911	$2,212,951	$3,800,423	$15,522,428	$31,009,172

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

In the opinion of management, the consolidated balance sheet as of December 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Manufacturing large diameter energy efficient intelligent flow control systems for thermal and nuclear power generation plants, major national and regional water supply projects and municipal water, gas and heat supply pipeline networks.	US$3,580,880	100%

Liaoning Nengfa Weiye Tei Fa Sales Co., Ltd. (“Sales Company”)	The PRC, a limited liability company	Sales and marketing of valves components and products in the PRC	RMB5,000,000	99%

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to March 31, 2013, in which the Company holds 99%-majority equity interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the periods presented.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2013, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Construction in progress

Construction in progress is stated at historical cost, which includes acquisition of land use rights, cost of construction, purchases of plant and equipment and other direct costs attributable to the construction of a new manufacturing facility in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

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

Amortization expense for the three months ended March 31, 2013 and 2012 was $16,414 and $16,325, respectively. The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending March 31:
2014	$65,700
2015	65,700
2016	65,700
2017	65,700
2018	65,700
Thereafter	2,742,957

Total:	$3,071,457

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

Depreciation expense for the three months ended March 31, 2013 and 2012 was $185,563 and $153,473, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended March 31, 2013.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three months ended March 31, 2013 and 2012.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended March 31, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2013, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three months ended March 31, 2013 and 2012.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement ”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2013	March 31, 2012
Period-end RMB:US$1 exchange rate	6.2816	6.3247
Average period RMB:US$1 exchange rate	6.2858	6.3201

•	Related parties

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

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and note payable): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

NOTE 4   CONSTRUCTION IN PROGRESS

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

The first phase of construction project was completed and began its operations in December 2011. The cost of construction was transferred to property, plant and equipment and its depreciation expense began to be recorded in 2012. The second phase of construction project was structurally completed in 2012. As of March 31, 2013, the majority of equipment have been installed and started for testing. The Company expects the operation to be commenced by the end of this fiscal year upon the approval of fire security by the local authority.

NOTE 5   SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB4,080,000, due September 2013, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value.	$649,516	$-

Equivalent to RMB4,000,000, due January 2013, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value.	-	633,302

Equivalent to RMB2,000,000, due February 2013, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value	-	316,651

Equivalent to RMB4,000,000, due February 2013, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value	-	633,302

Short-term bank loans:
Equivalent to RMB7,500,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due September 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC	1,193,963	1,187,441

Equivalent to RMB2,500,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due June 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC	397,988	395,814

Equivalent to RMB18,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due December 2013, which is guaranteed by Mr. Gang Li (the Company’s CEO) and a guarantee company in Shenyang City, the PRC	2,865,512	2,849,860

Total short-term bank borrowings	$5,106,979	$6,016,370

The effective Bank of China Benchmark Lending rate is 6% and 6.56% per annum for the three months ended March 31, 2013 and 2012.

NOTE 6     AMOUNT DUE TO A RELATED PARTY

As of March 31, 2013, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Cloverbay International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 7    NOTE PAYABLE, RELATED PARTY

Notes payable consist of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)

Note due to related party A	$1,500,000	$1,500,000
Note due to related party B	1,587,812	1,579,139

	$3,087,812	$3,079,139

These related parties are controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO).

The note due to related party A is unsecured, carries interest at 2.5% per annum, payable at maturity and due on May 31, 2013.

The note due to related party B is unsecured, interest-free and will be matured on May 31, 2013. For the three months ended March 31, 2013, imputed interest of $9,917 is recorded in additional paid-in capital.

NOTE 8    OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)

Payable to equipment vendors	$196,269	$247,384
Customer deposits	163,582	316,732
Value added tax payable	477	117,360
Provision for contingent liability	200,000	200,000
Accrued operating expenses	167,691	193,177
Other payable	159,310	76,295

	$887,329	$1,150,948

NOTE 9    INCOME TAXES

NFEC is incorporated in the State of Delaware and is subject to the tax laws of United States of America.

As of March 31, 2013, the operation in the United States of America incurred $2,671,018 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $908,146 on the expected future tax benefits from the net operating loss carryforwards as the Company’s management believes it is more likely than not that these assets will not be realized in the future.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
	2013	2012

(Loss) income before income taxes from PRC operation	$(36,931)	$36,771
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(9,233)	9,193

Effect from non-deductible items	28,339	3,351

Income tax expense	$19,106	$12,544

NOTE 10  STOCKHOLDERS’ EQUITY

On February 24, 2013, the Company issued 132,646 shares of its common stock to the Note holders at a price of $7.50 per share to fully convert the promissory notes and related interest with an aggregate amount of $994,836.

As of March 31, 2013, the Company had a total of 5,459,147 shares of its common stock issued and outstanding.

NOTE 11 WARRANTS

There was no activity in the warrants during the three months ended March 31, 2013.

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2013	23,334	$4.50	$4.50	$7.93

Warrants granted	-	-	-	-
Warrants cancelled	-	-	-	-
Warrants exercised	-	-	-	-

Balance as of March 31, 2013	23,334	$4.50	$4.50	$7.93

The Company measured the fair value of warrants on the grant date, using the Black-Scholes option-pricing model with the following assumptions:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

NOTE 12  SEGMENT INFORMATION

•	Segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Energy-saving related business –production of wind-energy equipment, provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended March 31, 2013 and 2012. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$881,963	$-	$881,963
- Services	416,650	-	416,650
Total operating revenues	1,298,613	-	1,298,613
Cost of revenues	(887,638)	-	(887,638)

Gross profit	410,975	-	410,975
Depreciation and amortization	201,977	-	201,977
Total assets	42,355,222	-	42,355,222
Expenditure for long-lived assets	$218,960	$-	$218,960

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

All long-lived assets are located in the PRC.

NOTE 13   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2013 and 2012, those customers who accounted for 10% or more of the Company’s revenues and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2013			March 31, 2013
Customers	Revenues	Percentage of revenues		Accounts and retention receivable

Customer A	$720,050	55%		$4,592,214
Customer D	167,114	13%		116,189
Customer E	150,488	12%		6,474
Customer F	129,426	10%		-

Total:	$1,167,078	90%	Total:	$4,714,877

	Three months ended March 31, 2012			March 31, 2012
Customers	Revenues	Percentage of revenues		Accounts and retention receivable

Customer A	$407,771	34%		$6,418,135
Customer B	204,875	17%		59,158
Customer C	175,622	15%		102,236

Total:	$788,268	66%	Total:	$6,579,529

All customers are located in the PRC.

(b)	Major vendors

For the three months ended March 31, 2013 and 2012, those vendors who accounted for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31, 2013			March 31, 2013
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor C	$292,879	28%		$356,739
Vendor D	103,014	10%		70,842

Total:	$395,893	38%	Total:	$427,581

	Three months ended March 31, 2012			March 31, 2012
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor A	$304,115	39%		$355,557
Vendor B	87,420	11%		95

Total:	$391,535	50%	Total:	$355,652

All vendors are located in the PRC.

(c)	Credit risk

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

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2013, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

NOTE 14   COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of March 31, 2013, the Company is committed to the future contingent payments of approximately $0.7 million on the purchase of new plant and equipment and third party contractors relating to its construction project in the next twelve months.

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

In October 19, 2012, The Eleventh Circuit Court of Appeals affirmed the District Court’s dismissal of Dawley’s claims.

The Company has accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of March 31, 2013, there is no any update regarding this case and the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

NOTE 15   SUBSEQUENT EVENTS

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

Nengfa Energy has received many awards and honors from China's regulators, professional associations and renowned international organizations, including the ISO 9001:20000 certification from Det Norske Veritas Management System, the Liaoning Provincial Government's Award of Innovative Enterprise with Best Investment Return Potentials, the Special Industrial Contribution Award of the ESCO Committee of China Energy Conservation Association, and the Grade A Tax Payer Enterprise Award by the Liaoning State Local Tax Administration and the “Contract-abiding and credit enterprise” Award by the Liaoning State Local administrative bureau for industry and commerce.

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

As a certified energy service provider, Nengfa Energy is entitled to various tax breaks and energy saving awards created by Chinese governments at national, provincial and local levels. The major tax incentive by the central government includes a two-year corporate income tax exemption plus a three-year reduction of corporation income tax for all energy performance based, profit sharing energy service projects. The government policy also incentivizes Nengfa Energy’s clients with tax refunds on goods and properties of the energy saving projects when Nengfa Energy transfers to them at the end of energy service contracts.

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.
•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.
•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2010, the Company received contracts for our products and services to be used in over 50 companies, including Chongqing Water Turbine Company, Chongqing Fangneng Electricity Power Company, Zhejiang Zheneng Jiahua Electricity Power Co. Ltd, and Shaoxing Binhai Thermal Power Company, and a project contract with Fuxin County in Inner Mongolian.
•	In 2011, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Jiangsu Changshu Power Generation Co. Ltd., Indian RODA Supercritical Power Station, Indian KAWAI Supercritical Power Station, Zhejiang Zhe Neng Zhong Mei Zhoushan Coal Industry and Electricity Power Co. Ltd., Shenzhen Qinglin Jing Water Diversion Project, Chongqing Yun Neng Power Generation Co. Ltd., and Shenyang Mining Machinery Co. Ltd.
•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng Technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power Station of China Guodian Corporation ,Qiangui Power Ltd , Guizhou Province, Guihang Nenghuan Refrigeration Engineering Ltd, Shanghai City , Electric Power Construction Corporation (Zambia’s project) , Shandong Province;Lu Electric International Trading corporation, and Shandong Province ( Philippines project).
•	In 2013, the Company received contracts from Zheneng Zhenhai Gas Thermal power Ltd; Chongqing Water Turbine Factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu Iron and Steel Ltd; Shandong Electric Power Corporation; Jiajie Gas-fired Cogeneration Branch of Shanxi New Energy Industry Group; and the Amedyan Power Ltd of State Grid.

;

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

Product Warranties

Under the terms of its contracts, the Company offers a free 12 to 24 months of product warranty on a case-by–case basis, depending upon the type of customer, and the nature and size of the infrastructure project. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns under this warranty provision.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2013	March 31, 2012
Period-end RMB:US$1 exchange rate	6.2816	6.3247
Average period RMB:US$1 exchange rate	6.2858	6.3201

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2013 AND 2012

REVENUES

Total revenues were $1,298,613 for the three months ended March 31, 2013, as compared to $1,198,371 for the corresponding period in 2012. Total revenues increased by $100,242, an 8.36%. Increase in total revenue was due to the increase in product revenue.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $881,963, or 67.92% of total revenues, for the three months ended March 31, 2013, as compared to $639,762, or 53.39% of total revenues, for the corresponding period in 2012. Product revenues increased by $242,201, as 37.86% compared to the three months ended March 31, 2012. The increase in product revenue was primarily due to the increased production capacity in the new facility as it neared completion, thus enabling the timely delivery of additional products.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Revenue is recognized, net of business taxes when service is rendered and accepted by the customers. Service revenues were $416,650, or 32.08% of total revenues for the three months ended March 31, 2013, as compared to $558,609, or 46.61% of total revenues for the corresponding period in 2012. Service revenues decreased by $141,959, or 25.41% over the same period in 2012. The decrease in service revenue was primarily due to the decrease in orders for services.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three months ended March 31, 2013 or March 31, 2012.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $887,638 for the three months ended March 31, 2013, as compared to $777,840 for the corresponding three months in 2012, an increase of $109,798, or approximately 14.12%. Increase in cost of revenues was primarily due to the increase in products sold.

The overall gross profit for the Company was $410,975 (32% margin) for the three months ended March 31, 2013, as compared to $420,531 (35% margin) for the corresponding three months in 2012, a decrease of $9,556,or 2.27%, compared to the corresponding period in 2012. The decrease of margin was due to the decline in the gross margin derived from orders of services during this period.

Cost of Products

Total cost of products was $637,123 for the three months ended March 31, 2013, as compared to $495,331 for the corresponding period in 2012, an increase of $141,792, or approximately 28.63%. This increase is primarily due to the increase of products sold during this period.

The gross profit for products was $244,840 (27.76% margin) for the three months ended March 31, 2013, as compared to $144,431 (22.58% margin) for the corresponding three months in 2012, an increase of $100,409 (69.52%). This increase is primarily due to the increase in product sold after an increase in production capacity.

Cost of Services

The cost of services was $ 250,515 for the three months ended March 31, 2013, as compared to $ 282,509 for the corresponding period in 2012, a decrease of $ 31,994 or approximately 11.32%. This decrease is primarily due to the decrease in service revenues.

The gross profit for services was $166,135 (39.87% margin) for the three months ended March 31, 2013, as compared to $276,100 (49% margin) for the corresponding period in 2012. The decrease of the gross profit for services was due to the decline in the gross margin derived from orders of services during this period

Cost of Projects

There was no project revenue for the three months ended March 31, 2013 or March 31, 2012, therefore there was no cost of projects recognized during these periods.

Operating Expenses

Total operating expenses were $313,086 for the three months ended March 31, 2013, as compared to $275,852 for the corresponding period in 2012, an increase of $37,234, or approximately13.50%. The increase of operating expenses is primarily due to the increase in both marketing expenses and interest expense.

Selling and Marketing Expenses

The selling and marketing expenses were $31,576 for the three months ended March 31, 2013, as compared to $23,438 for the corresponding period in 2012, an increase of $8,138, or 34.72%. This increase is primarily due to the increase of marketing expenses in expanding into new markets.

General and Administrative Expenses

General and administrative expenses were $281,510 for the three months ended March 31, 2013, as compared to $252,414 for the corresponding period in 2012, an increase of $29,096. The increase of general and administrative expenses is primarily due to the interest expenses during this period.

INCOME FROM OPERATIONS

As a result of the factors mentioned above, income from operations was $97,889, for the three months ended March 31, 2013, as compared to $144,679 for the corresponding three months period in 2012, a decrease of $46,790, or approximately 32.34%. This decrease is primarily due to the increase in both marketing expenses and interest expense, partially offset by an increase in revenues

Other (Expenses) Income

Other expense for the three months ended March 31, 2013 was $69,018, as compared to $132,024 for the corresponding period in 2012, a decrease of $63,006. This decrease is primarily due to the decrease in interest expense. As a result, income before income taxes was $28,871 for the three months ended March 31, 2013 as compared to $12,655 for the prior period.

Income Tax Expense

For the three months ended March 31, 2013, income tax expense was $19,106, as compared to $12,544 for the same period in 2012, an increase of $6,562, or 52.31%. This increase was due to the increase of income before income tax.

As of March 31, 2013, the Company’s operations in the United States of America have resulted in $2,671,018 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2033, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $908,146 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s effective income tax rate for the three months ended March 31, 2013 was 25%.

NET INCOME

As a result of the factors mentioned above, net income for the three months ended March 31, 2013 was $9,765, as compared to $111 for the corresponding three months period in 2012, an increase of $9,654.This increase is primarily due to the increase in product revenues, partially offset by an increase in expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the three months ended March 31, 2013, net cash used in operating activities was $112,757. This was attributable primarily to net income of $9,765, adjusted by non-cash items of depreciation and amortization of $201,977, imputed interest expenses of $9,917, gain on disposal of plant and equipment of $26,290, an increase in accounts and retention receivable by $713,917, an increase in inventories by $627,801, a decrease in prepayment and other receivable by $101,998, an increase in the accounts payable by $1,093,236, a increase in income tax payable of $19,106, and an decrease in other payables and accrued liabilities by $180,748.

The increase in accounts and retention receivable of $713,917 as compared with 2012 are mainly due to the increase in the product revenues and actively monitoring of accounts receivable with aging above 1 year and those accounting for about 15% of the total accounts receivable. Thus there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	7,414,221	993,794	1,094,208	2,806,872	2,519,347
Service	919,368	264,057	155,932	439,540	59,839
Total	8,333,589	1,257,851	1,250,140	3,246,412	2,579,186

Less: allowance for doubtful accounts	36,975	-	-	-	36,975
Accounts receivable, net	8,296,614	1,257,851	1,250,140	3,246,412	2,542,211

As of April 30, 2013, the accounts receivable balance at December 31, 2012 was subsequently reduced as a result of collections by $1,423,772.

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. We take appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. As of December, 31, 2012, with respect to two customers that have accounts receivable with aging above 365 days which are not only the long term customers and have the sound business relationship, but also were awarded “A Class” with business scale and reputation. The Company assigned special employee who physically located at those two companies to ensure the collection of accounts receivable. The accounts receivable with aging above 365 days could be collected at the end of May, 2013 and end of December, 2013, respectively by mean of enhancing service and supervising on the spot. As of 31 March, 2013, the accounts receivable of customer B with aging above 365 days was $929,145 and could be collected at the end of June 2013 and at the end of December 2013 amounting to $837,622 and $91,523, respectively. And the accounts receivable of customer A with aging above 365 days was $1,544,955. This could be collected at the end of June and at the end of December amounting to $621,982 and $932,973, respectively. These two customers’ accounts receivable aging and collecting time indicated below:

Customer	AR with aging above 365 days	To be collected amount by June 2013	To be collected amount by December 2013
Customer “A”	1,554,955	621,982	932,973
Customer “B”	929,145	837,622	91,523

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

The reason for the increase in inventories of $627,801 is mainly due to inventory to be distributed in the second quarter in 2013. The prepayments and other receivables were decreased by $101,998 which are mainly due to the decrease in the prepayment derived from the construction in process. The $1,093,236 increase in accounts payable was mainly due to the increase in purchase of raw materials for the sales in the second quarter.

Investing activities

For the three months ended March 31, 2013, net cash used in investing activities was $59,872 which was primarily used in the remaining of construction of Phase II in the new facility.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. It covers an area of 81,561 sq. m acres. Phase I of the project was structurally completed and began its operations in December 2011. Phase II of the project was structurally completed in December 2012, but is not yet fully operational. Our invested project based upon product casting equipment has not been completed due to market conditions and was thus postponed. As of March 31, 2013, the smelting unit was delivered and waiting for installation; hoisting equipment was completely installed and waiting for approval in production and the cleaning equipment is still being constructed. We estimate that all equipment will be operational in the third quarter in 2013 after approval of fire security by the local governmental authority

Financing activities

For the three months ended 31 March 2013, the net financing cash outflow was $1,590,882 which was due to the repayment of short-term bank borrowings of $1,590,882 (Equivalent to RMB 10,000,000).

In May 2012, the Company obtained a new short-term loan of $1,578,782(Equivalent to RMB 10,000,000) from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), due November 18, 2012. This note is unsecured, interest-free. The Company and the holders of the notes mutually agreed to extend the maturity date to May 31, 2013 according to the requirement of operation in the company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2013, and during the period prior to and including the date of this report, were not effective.

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

Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP .This material weakness was identified by our Chief Executive Officer and Chief Financial Officer and our plans for remediation continue to be as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 29, 2013.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 19, 2012, The Eleventh Circuit Court of Appeals affirmed the District Court’s dismissal of Dawley’s claims.

As of March 31, 2013, there is no any update regarding this case and the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

Item 1A. Risk Factors

Not Applicable

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On February 24, 2013, the Company issued 132,646 shares of its common stock to certain Note holders at a price of $7.50 per share to fully convert their promissory notes and related interest with an aggregate amount of $994,836. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

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

NF Energy Saving Corporation
(Registrant)

Date: May 13, 2013	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: May 13, 2013	By:	/s/ Lihua Wang
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

