Form 10-Q
period 2013-06-30
NF Energy Saving Corp
filed 2013-08-14
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐  Yes       ☒ No

As of June 30, 2013, the registrant had 5,459,147 shares of common stock, $0.001 par value, issued and outstanding.

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

1

2

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Six Months ended June 30, 2013 and 2012	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2013	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-20

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$934,541	$3,071,367
Restricted cash	2,747,164	791,628
Accounts receivable, net	6,941,807	6,657,380
Retention receivable, current	848,754	883,421
Inventories	2,642,954	1,205,560
Prepayments and other receivables	708,723	1,083,726

Total current assets	14,823,943	13,693,082

Non-current assets:
Deposits on property purchase	2,262,370	2,216,558
Construction in progress	14,456,569	13,263,866
Land use rights, net	3,101,142	3,071,015
Plant and equipment, net	10,292,829	10,587,181

TOTAL ASSETS	$44,936,853	$42,831,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,045,310	$1,380,213
Short-term bank borrowings	8,338,451	6,016,370
Note payable, related party	1,500,000	3,079,139
Amount due to a related party	431,682	431,682
Convertible promissory notes, net	-	960,000
Income tax payable	167	-
Other payables and accrued liabilities	1,051,973	1,150,948

Total current liabilities	13,367,583	13,018,352

TOTAL LIABILITIES	13,367,583	13,018,352

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,459,147 and 5,326,501 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	5,459	5,326
Additional paid-in capital	9,474,623	8,463,291
Statutory reserve	2,212,951	2,212,951
Accumulated other comprehensive income	4,301,792	3,619,119
Retained earnings	15,574,445	15,512,663

Total stockholders’ equity	31,569,270	29,813,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,936,853	$42,831,702

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
REVENUE, NET:
Product	$1,420,387	$2,594,974	$2,302,350	$3,234,736
Services	55,029	707,650	471,679	1,266,259
Total operating revenues, net	1,475,416	3,302,624	2,774,029	4,500,995

COST OF REVENUES:
Cost of products	1,006,004	2,240,098	1,643,127	2,735,429
Cost of services	38,487	552,768	289,002	835,277
Total cost of revenues	1,044,491	2,792,866	1,932,129	3,570,706

GROSS PROFIT	430,925	509,758	841,900	930,289

OPERATING EXPENSES:
Sales and marketing	29,629	34,420	61,205	57,858
General and administrative	227,820	245,755	509,330	498,169
Total operating expenses	257,449	280,175	570,535	556,027

INCOME FROM OPERATIONS	173,476	229,583	271,365	374,262

Other (expense) income:
Other income	5,950	-	36,208	-
Interest income	2,568	6,383	4,548	6,673
Interest expense	(115,976)	(183,404)	(217,232)	(315,718)

Total other expense	(107,458)	(177,021)	(176,476)	(309,045)

INCOME BEFORE INCOME TAXES	66,018	52,562	94,889	65,217

Income tax expense	(14,001)	(33,708)	(33,107)	(46,252)

NET INCOME	$52,017	$18,854	$61,782	$18,965

Other comprehensive income:
– Foreign currency translation gain	501,369	26,062	682,673	169,018

COMPREHENSIVE INCOME	$553,386	$44,916	$744,455	$187,983

Net income per share:
– Basic	$0.01	$0.00	$0.01	$0.00
– Diluted	$0.01	$0.00	$0.01	$0.00

Weighted average common shares outstanding:
– Basic	5,459,147	5,326,501	5,419,353	5,326,501
– Diluted	5,459,147	5,454,501	5,419,353	5,454,501

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$61,782	$18,965
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	413,720	382,036
Imputed interest expenses, non-cash	16,629	-
Gain on disposal of plant and equipment	(28,211)	-
Change in operating assets and liabilities:
Accounts and retention receivable	(93,006)	293,772
Inventories	(1,398,971)	(292,381)
Prepayments and other receivables	360,446	264,078
Accounts payable	4,407,729	772,635
Income tax payable	32,681	(81,837)
Other payables and accrued liabilities	(49,234)	119,066

Net cash provided by operating activities	3,723,565	1,476,334

Cash flows from investing activities:
Purchase of plant and equipment	(1,133)	(270)
Proceeds from disposal of plant and equipment	156,914	-
Payments on construction in progress	(940,927)	(473,640)

Net cash used in investing activities	(785,146)	(473,910)

Cash flows from financing activities:
Change in restricted cash	(1,920,633)	525,492
Payments on finance lease	-	(34,432)
Proceeds of note payable from a related party	-	1,580,903
Repayment on note payable to a related party	(1,600,528)	-
Proceeds from short-term bank borrowings	5,681,873	2,157,932
Repayment on short-term bank borrowings	(7,278,239)	(4,742,708)

Net cash used in financing activities	(5,117,527)	(512,813)

Effect on exchange rate change on cash and cash equivalents	42,282	12,475

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,136,826)	502,086

BEGINNING OF PERIOD	3,071,367	2,317,456

END OF PERIOD	$934,541	$2,819,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$411	$127,603
Cash paid for interest	$191,228	$297,020

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of accounts payable in lieu of bank demand notes	$3,777,245	$1,055,411
Settlement of convertible promissory notes and interest	$994,836	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

					Accumulated
					other		Total
	Common stock		Additional	Statutory	comprehensive	Retained	stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2013	5,326,501	$5,326	$8,463,291	$2,212,951	$3,619,119	$15,512,663	$29,813,350

Imputed interest for note payable, related party	-	-	16,629	-	-	-	16,629

Conversion of convertible promissory notes and interest	132,646	133	994,703	-	-	-	994,836

Foreign currency translation adjustment	-	-	-	-	682,673	-	682,673

Net income for the period	-	-	-	-	-	61,782	61,782

Balance as of June 30, 2013	5,459,147	$5,459	$9,474,623	$2,212,951	$4,301,792	$15,574,445	$31,569,270

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

In the opinion of management, the consolidated balance sheet as of December 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future period.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to June 30, 2013, in which the Company holds 99%-majority equity interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the periods presented.

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

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2013, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

Amortization expense for the three months ended June 30, 2013 and 2012 was $16,613 and $16,297, respectively.

Amortization expense for the six months ended June 30, 2013 and 2012 was $33,027 and $32,622, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending June 30:
2014	$66,691
2015	66,691
2016	66,691
2017	66,691
2018	66,691
Thereafter	2,767,687

Total:	$3,101,142

•	Plant and equipment

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

Depreciation expense for the three months ended June 30, 2013 and 2012 was $195,130 and $195,941, respectively.

Depreciation expense for the six months ended June 30, 2013 and 2012 was $380,693 and $349,414, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2013.

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three and six months ended June 30, 2013 and 2012.

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

For the energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation subject to the customers’ acceptance for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the three and six months ended June 30, 2013, the Company did not recognize any project revenue.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

For the three and six months ended June 30, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2013, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three and six months ended June 30, 2013 and 2012.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2013	June 30, 2012
Period-end RMB:US$1 exchange rate	6.1882	6.3197
Average period RMB:US$1 exchange rate	6.2479	6.3255

•	Related parties

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 will be effective for us beginning in the first quarter of fiscal 2014. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, the Company does not expect its adoption to have an impact on the Company’s financial position or results of operations.

NOTE - 4	INVENTORIES

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Raw material	$1,068,442	$576,988
Finished goods	1,574,512	628,572

	$2,642,954	$1,205,560

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 5	CONSTRUCTION IN PROGRESS

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

The first phase of construction project was completed and began its operations in December 2011. The cost of construction was transferred to property, plant and equipment and its depreciation expense began to be recorded in 2012. The second phase of construction project was structurally completed in 2012. As of June 30, 2013, the majority of equipment have been installed and started for trial testing. The Company expects the plant to be fully-operational by the end of this fiscal year upon the approval of fire security by the local authority.

NOTE - 6	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB10,000,000, due September 2013, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value.	$1,615,979	$-

Equivalent to RMB13,600,000, due December 2013, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value.	2,197,731	-

Equivalent to RMB4,000,000, due January 2013, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value.	-	633,302

Equivalent to RMB2,000,000, due February 2013, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value	-	316,651

Equivalent to RMB4,000,000, due February 2013, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value	-	633,302

Short-term bank loans:
Equivalent to RMB10,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due April 2014, which is guaranteed by a guarantee company in Shenyang City, the PRC	1,615,979	-

Equivalent to RMB18,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due May 2014, which is guaranteed by a guarantee company in Shenyang City, the PRC	2,908,762	-

Equivalent to RMB7,500,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC	-	1,187,441

Equivalent to RMB2,500,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due June 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC	-	395,814

Equivalent to RMB18,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due December 2013, which is guaranteed by Mr. Gang Li (the Company’s CEO) and a guarantee company in Shenyang City, the PRC	-	2,849,860

Total short-term bank borrowings	$8,338,451	$6,016,370

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The effective Bank of China Benchmark Lending rate is 6% and 6.53% per annum for the six months ended June 30, 2013 and 2012.

Demand bank notes are issued by the banks to the Company’s suppliers, to which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. The Company’s suppliers will receive payments from the banks upon maturity of these notes and the Company is obliged to repay the face value of these notes to the banks at their respective due dates. These notes are interest-free and repayable within 180 days from the date of issuance. The Company is required to maintain a cash deposit with the banks equal to 50% of these demand bank notes under the facility and pay a handling fee.

NOTE - 7	AMOUNT DUE TO A RELATED PARTY

As of June 30, 2013, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Cloverbay International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE - 8	NOTE PAYABLE, RELATED PARTY

Notes payable consist of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Note due to related party A	$1,500,000	$1,500,000
Note due to related party B	-	1,579,139

	$1,500,000	$3,079,139

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

These related parties are controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO).

The note due to related party A is unsecured, carries interest at 2.5% per annum and expected to be repayable in May 2014.

The note due to related party B is unsecured, interest-free, which was fully repaid upon maturity. For the six months ended June 30, 2013, imputed interest of $16,629 is recorded in additional paid-in capital.

NOTE - 9	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Payable to equipment vendors	$221,047	$247,384
Customer deposits	288,095	316,732
Value added tax payable	3,727	117,360
Provision for contingent liability	200,000	200,000
Accrued operating expenses	161,414	193,177
Other payable	177,690	76,295

	$1,051,973	$1,150,948

NOTE - 10	INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of June 30, 2013, the operation in the United States of America incurred $2,688,453 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $914,074 on the expected future tax benefits from the net operating loss carryforwards as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2013 and 2012 is as follows:

	Six months ended June 30,
	2013	2012

Income before income taxes from PRC operation	$120,384	$107,482
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	30,096	26,871

Effect from non-deductible items	41,230	19,381
Tax adjustments	(38,219)	-

Income tax expense	$33,107	$46,252

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 11	STOCKHOLDERS’ EQUITY

On February 24, 2013, the Company issued 132,646 shares of its common stock to the Note holders at a price of $7.50 per share to fully convert the promissory notes and related interest with an aggregate amount of $994,836.

As of June 30, 2013, the Company had a total of 5,459,147 shares of its common stock issued and outstanding.

NOTE - 12	WARRANTS

There was no change in the warrants during the six months ended June 30, 2013.

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2013	23,334	$4.50	$4.50	$7.93

Warrants granted	-	-	-	-
Warrants cancelled	-	-	-	-
Warrants exercised	-	-	-	-

Balance as of June 30, 2013	23,334	$4.50	$4.50	$7.93

The Company measured the fair value of warrants on the grant date, using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

NOTE - 13	SEGMENT INFORMATION

•	Segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Energy-saving related business – production of energy-saving equipment, provision of energy-saving related re-engineering and technical services and long-term construction project.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and six months ended June 30, 2013 and 2012. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30, 2013
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,420,387	$-	$1,420,387
- Services	55,029	-	55,029
Total operating revenues	1,475,416	-	1,475,416
Cost of revenues	1,044,491	-	1,044,491

Gross profit	430,925	-	430,925
Depreciation and amortization	211,743	-	211,743
Total assets	44,936,853	-	44,936,853
Expenditure for long-lived assets	$723,100	$-	$723,100

	Six months ended June 30, 2013
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$2,302,350	$-	$2,302,350
- Services	471,679	-	471,679
Total operating revenues	2,774,029	-	2,774,029
Cost of revenues	1,932,129	-	1,932,129

Gross profit	841,900	-	841,900
Depreciation and amortization	413,720	-	413,720
Total assets	44,936,853	-	44,936,853
Expenditure for long-lived assets	$942,060	$-	$942,060

	Three months ended June 30, 2012
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$2,594,974	$-	$2,594,974
- Services	707,650	-	707,650
Total operating revenues	3,302,624	-	3,302,624
Cost of revenues	2,792,866	-	2,792,866

Gross profit	509,758	-	509,758
Depreciation and amortization	212,238	-	212,238
Total assets	43,899,083	-	43,899,083
Expenditure for long-lived assets	$467,837	$-	$467,837

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30, 2012
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

The Company is exposed to the following concentrations of risk:

(a)    Major customers

Approximately 93% and 75% of the Company’s revenues for the three and six months ended June 30, 2013, respectively, were from one customer and approximately $6,031,930 of accounts and retention receivable at June 30, 2013 were due from this customer.

For the three and six months ended June 30, 2012, the customers who accounted for 10% or more of the Company’s revenues and its outstanding balances as at period-end dates, are presented as follows:

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

All customers are located in the PRC.

(b)    Major vendors

For the three and six months ended June 30, 2013 and 2012, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2013			June 30, 2013
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor A	$142,679	11%		$14,170
Vendor D	178,621	14%		1,523
Vendor E	188,663	15%		4,740
Vendor F	142,220	11%		14,438
Vendor G	105,720	8%		-

Total:	$757,903	59%	Total:	$34,871

	Six months ended June 30, 2013			June 30, 2013
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor A	$440,178	18%		$14,170
Vendor D	274,889	11%		1,523
Vendor E	273,783	11%		4,740

Total:	$988,850	40%	Total:	$20,433

	Three months ended June 30, 2012			June 30, 2012
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor A	$1,093,738	44%		$10,495
Vendor B	622,756	25%		729,293
Vendor C	339,938	14%		317,428

Total:	$2,056,432	83%	Total:	$1,057,216

	Six months ended June 30, 2012			June 30, 2012
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor A	$1,216,076	37%		$10,495
Vendor B	622,756	19%		729,293
Vendor C	339,938	10%		317,428

Total:	$2,178,770	66%	Total:	$1,057,216

All vendors are located in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2013, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

NOTE - 15	COMMITMENTS AND CONTINGENCIES

(a)	Unused credit facility

For the six months ended June 30, 2013, the Company obtained a credit facility of bank demand notes with the maximum limit of $3.88 million (equal to RMB24 million), in a term of 6 months, expiring on December 13, 2013 which are collateralized by the Company’s restricted cash of $1.94 million (equal to RMB12 million) and guaranteed by a third party. As of June 30, 2013, the unused credit facility amounted to $1.68 million (equal to RMB10.4 million).

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

In October 19, 2012, The Eleventh Circuit Court of Appeals affirmed the District Court’s dismissal of Dawley’s claims.

As of June 30, 2013, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim.

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.

•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.

•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2010, the Company received contracts for our products and services to be used in over 50 companies, including Chongqing Water Turbine Company, Chongqing Fangneng Electricity Power Company, Zhejiang Zheneng Jiahua Electricity Power Co. Ltd, and Shaoxing Binhai Thermal Power Company, and a project contract with Fuxin County in Inner Mongolian.

•	In 2011, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Jiangsu Changshu Power Generation Co. Ltd., Indian RODA Supercritical Power Station, Indian KAWAI Supercritical Power Station, Zhejiang Zhe Neng Zhong Mei Zhoushan Coal Industry and Electricity Power Co. Ltd., Shenzhen Qinglin Jing Water Diversion Project, Chongqing Yun Neng Power Generation Co. Ltd., and Shenyang Mining Machinery Co. Ltd.

•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng Technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power Station of China Guodian Corporation ,Qiangui Power Ltd , Guizhou Province, Guihang Nenghuan Refrigeration Engineering Ltd, Shanghai City , Electric Power Construction Corporation (Zambia’s project) , Shandong Province; Lu Electric International Trading corporation, and Shandong Province ( Philippines project).

•	In 2013, the Company received contracts from Zheneng Zhenhai Gas Thermal power Ltd; Chongqing Water Turbine Factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu Iron and Steel Ltd; Shandong Electric Power Corporation; Jiajie Gas-fired Cogeneration Branch of Shanxi New Energy Industry Group; and the Amedyan Power Ltd of State Grid.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2013	June 30, 2012
Period-end RMB:US$1 exchange rate	6.1882	6.3197

Average period RMB:US$1 exchange rate	6.2479	6.3255

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

REVENUES

Total revenues were $1,475,416 and $2,774,029 for the three and six months ended June 30, 2013, respectively, as compared to $3,302,624 and $4,500,995 for the corresponding period in 2012. Total revenues decreased by $1,827,208 and $1,726,966, a decrease of 55% and 38% for the three and six months ended June 30, 2013, respectively, as compared to total revenues for the three and six months ended June 30, 2012. The decrease in total revenue was due to the product that could not be delivered to the customer such that affecting the increase in revenue based upon the fluctuation in the market.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $1,420,387 and $2,302,350, or 96.27% and 83% of total revenues for the three and six months ended June 30, 2013, respectively, as compared to $2,594,974 and $3,234,736, or 78.57% and 71.87% of total revenues, for the corresponding period in 2012. Product revenues decreased by $1,174,587 and $932,386, or 45.26% and 28.82% for the three and six months ended June 30, 2013, respectively, as compared to the same period in 2012.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. Service revenues were $55,029 and $471,679, or 3.73% and 17% of total revenues for the three and six months ended June 30, 2013 respectively, as compared to $707,650 and $1,266,259, or 21.43% and 28.13% of total revenues for the corresponding period in 2012. Service revenues decreased by $652,621 and $794,580, or 92.22% and 62.75% for the three and six months ended June 30, 2013, respectively, compared to the corresponding period in 2012. The decrease in service revenue was primarily due to the decrease in the export.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three and six months ended June 30 2013 and 2012. Along with attention given to the Energy conservation and environmental protection industry by the Chinese government, the Company enhanced and expanded sales efforts in certain industrial fields, including electric power, metallurgy, petrochemical, building materials etc. Currently, the Company acquired three projects from Shenyang Forging Industry Ltd, including a cement grinding slag & dust collector project and a coal mill dust collector pre-heater bag dust collector retrofitting project .

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $1,044,491 and $1,932,129 for the three and six months ended June 30, 2013, respectively, as compared to $2,792,866 and $3,570,706 for the corresponding three and six months in 2012, a decrease of $1,748,375 and $1,638,577 or 62.6% and 45.89%.

The overall gross profit for the Company was $430,925 and $841,900 (29.20% and 30.35% margin) for the three and six months ended June 30, 2013, respectively, as compared to $509,758 and $930,289 (15.4% and 20.7% margin) for the corresponding three and six months in 2012, respectively, a decrease of $78,833 and $88,389, or 15.46% and 9.5%, compared to the corresponding period in 2012. The decrease of margin was due to the decrease of total revenues for the three and six months ended June 30, 2013.

Cost of Products

Total cost of products was $1,006,004 and $1,643,127 for the three and six months ended June 30, 2013, respectively, as compared to $2,240,098 and $2,735,429 for the corresponding period in 2012, a decrease of $1,234,094 and $1,092,302, or 55.09% and 39.93%. This decrease is primarily due to the decrease of product revenues during the period.

The gross profit for products was $414,383 and $659,223 (29.17% and 28.63% margin) for the three and six months ended June 30, 2013, respectively, as compared to $354,876 and $499,307 (13.68% and 15.44% margin) for the corresponding three and six months in 2012, an increase of $59,507 (16.77%) and $159,916, (32.03%). This increase is primarily due to the decrease in labor cost.

Cost of Services

The cost of services was $38,487 and $289,002 for the three and six months ended June 30, 2013, respectively, as compared to $552,768 and $835,277 for the corresponding period in 2012, a decrease of $514,281 and $546,275 or approximately 93.04% and 65.4%.

The gross profit for services was $16,542 and $182,677 (30.1% and 38.73% margin) for the three and six months ended June 30, 2013, respectively, as compared to $154,882 and $430,982 (21.89% and 34.04% margin) for the corresponding period in 2012.

Cost of Projects

There was no project revenue for the three and six months ended June 30, 2013, therefore there was no cost of projects recognized during these periods.

Operating Expenses

Total operating expenses were $257,449 and $570,535 for the three and six months ended June 30, 2013 respectively, as compared to $280,175 and $ 556,027 for the corresponding period in 2012, a decrease of $22,726 and an increase of $14,508, or 8.11% and 2.61%, respectively. The increase of operating expenses for the six month period ended June 30, 2013 is mainly due to the increase in both general and administrative expenses and research and development expenses.

Selling and Marketing Expenses

The selling and marketing expenses were $29,629 and $ 61,205 for the three and six months ended June 30, 2013, respectively, as compared to $34,420 and $57,858 for the corresponding period in 2012, a decrease of $4,791 and increase of $3,347, or 13.92% and 5.78%, respectively. This increase is primarily due to the increase of marketing expenses in expanding new markets in the PRC.

General and Administrative Expenses

General and administrative expenses were $227,820 and $509,330 for the three and six months ended June 30, 2013, respectively, as compared to $245,755 and $498,169 for the corresponding period in 2012, a decrease of $17,935 and increase of $11,161, or 7.30% and 2.24%, respectively. The increase of general and administrative expenses is primarily due to the increase of research and development expenses.

Income from operations

As a result of the factors mentioned above, income from operations was $173,476 and $271,365 for the three and six months ended June 30, 2013, respectively, as compared to $229,583 and $374,262 for the corresponding three and six months period in 2012, a decrease of $56,107 and $102,897, or 24.44% and 27.49%. This decrease is primarily due to the decrease in total revenues.

Other (Expenses) Income

Other expense for the three and six months ended June 30, 2013 was $107,458 and $176,476, respectively, as compared to $177,021 and $309,045 for the corresponding period in 2012, an decrease of $69,563 and $132,569, or 39.3% and 42.9%. This is primarily due to the decrease in interest expense. As a result, the income before income taxes was $66,018 and $94,889 for the three and six months ended June 30, 2013, respectively, as compared to $52,562 and $65,217 for the corresponding three and six months period in 2012, an increase of $13,456 and $29,672, or 25.6% and 45.5%.

Income Tax Expense

For the three and six months ended June 30, 2013, income tax expense was $14,001 and $33,107, respectively, as compared to $33,708 and $46,252 for the same period in 2012, a decrease of $19,707 and $13,145, or 58.46% and 28.42%.

As of June 30, 2013, the Company’s operations in the United States of America have resulted in $2,688,453 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2033, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $914,074 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

Net Income

As a result of the factors mentioned above, net income for the three and six months ended June 30, 2013 was $52,017 and $61,782, respectively, as compared to $18,854 and $18,965 for the corresponding period in 2012, an increase of $33,163 and $42,817, or 175.89% and 225.77%. This increase is primarily due to the decrease of interest in other expense.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the six months ended June 30, 2013, net cash provided by operating activities was $3,723,565. This was attributable primarily to net income of $61,782, adjusted by non-cash items of depreciation and amortization of $413,720, imputed interest expenses of $16,629, gain on disposal of plant and equipment of $28,211, an increase in accounts and retention receivable by $93,006, an increase in inventories by $1,398,971, a decrease in prepayment and other receivable by $360,446, an increase in the accounts payable by $4,407,729, an increase in income tax payable of $32,681, and a decrease in other payables and accrued liabilities by $69,234.

We have followed ASC 230-10-45-28 and choose to provide information about major classes of cash flow items by the indirect method. In the statement of cash flows, we have reported the same amount for net cash flow from operating activities indirectly by adjusting net income to reconcile it to net cash flow from operating activities. The reconciliation has separately reported all major classes of reconciling items, for example, changes during the period in accounts receivables pertaining to operating activities, in inventory, and in payables pertaining to operating activities.

As of June 30, 2013, the increase of inventories was primarily due to the increase in stock products since two projects were postponed such that the products could not be delivered. Meanwhile, the raw material related to producing these product was also purchased through the bank notes, Accumulated notes payable of $5,110,000 was proceed no-cash settlement related to the accounts payable.

As of June 30, 2013, accounts and retention receivable was $7,790,561, 91.2% of which is product revenue accounts receivable, and 8.8% of which is service revenue accounts receivable.

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those accounting for about 42% of the total accounts receivable, thus there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts and retention receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	7,139,265	1,628,260	1,080,118	1,554,980	2,874,907
Service	689,830	18,277	48,849	93,802	528,902
Total	7,828,095	1,646,537	1,128,967	1,648,782	3,403,809

Less: allowance for doubtful accounts	(37,534)	-	-	-	(37,534)
Accounts and retention receivable, net	7,790,561	1,646,537	1,128,967	1,648,782	3,403,809

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. We take appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. Meanwhile, the Company also adopted strict sales polices according to the signed contracts. The Company evaluated the existing customers and potential customers; as well as reducing their credit in the sales and raising the quality of contracts and controls on the doubtful accounts.

As of 30 June, 2013, the accounts receivable a customer with aging above 365 days was fully collected and the accounts receivable of customer A with aging above 365 days was $2,623,862. This amount could be collected at the end of September and at the end of December amounted to $2,105,662 and $906,173, respectively. The customer “A” accounts receivable aging and collecting time indicated below:

Customer	AR with aging above 365 days	To be collected amount by September 2013	To be collected amount by December 2013
Customer “A”	2,623,862	2,105,662	906,173

According to the plan of collection in the accounts receivable, the Company enhanced the collection in the accounts receivable and adopted strong measurement in collection of accounts receivable. The Company engaged a lawyer with the relevant experience to enhance collection efforts. The Company evaluated that the collection of accounts receivable would be obviously improved at the end of September.

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the six months ended June 30 2013, net cash used in investing activities was $785,146 which was primarily used in the remaining of construction of Phase II in the new manufacturing facility.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. It covers an area of 81,561 sq. m acres. Phase I of the project was structurally completed and began its operations in December 2011. Phase II of the project was structurally completed in December 2012, but is not yet fully operational. Our invested project based upon product casting equipment has not been completed due to market conditions and was thus postponed. The first phase of construction project was completed and began its operations in December 2011. The cost of construction was transferred to property, plant and equipment and its depreciation expense began to be recorded in 2012. The second phase of construction project was structurally completed in 2012. As of June 30, 2013, the majority of equipment has been installed and started for trial testing. The Company expects the facility to be fully operational by the end of this fiscal year upon the approval of fire security by the local authority.

Financing activities

For the six months ended June 30, 2013, the net financing cash outflow was $5,117,527 which was due the proceeds of short-term bank borrowings of $5,681,873 and increase of restricted cash of $1,920,633, the repayment on short-term bank borrowings of $7,278,239 and repayment of notes payable to related party of $1,600,528.

In April 2013, the Company obtained a short-term bank borrowing of $1,615,979 (Equivalent to RMB 10,000,000), from a commercial bank in China, Bank of Pufa, due April 8, 2014, with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, payable quarterly, which is guaranteed by a guarantee company in Shenyang City, the PRC.

In May 2012, the Company obtained another short-term bank borrowing of $2,908,762 (Equivalent to RMB 18,000,000), from a commercial bank in China, Bank of Pufa, due May 28, 2014, with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, which is guaranteed by a guarantee company in Shenyang City, the PRC.

In order to integrate its credit resources and save costs, the Company repaid two borrowings derived from the two banks in advance, including two borrowings derived from Merchant Bank of $ 395,814 (Equivalent to RMB 2,500,000) and $1,187,441(Equivalent to RMB 7,500,000) which were due June and September, 2013, respectively and borrowing derived from Jilin Bank of $2,849,860(Equivalent to RMB 18,000,000) which was due December, 2013.

In March 2013, the Company obtained a bank note of $1,615,979(Equivalent to RMB 10,000,000) from Liaoyang Bank, due September 2013, which is collateralized by restricted cash of RMB 5,000,000. The bank note was issued to settle the accounts payable and there was no cash proceeds for the bank note.

In June 2013, the Company obtained a bank facility of $3,878,349 (Equivalent to RMB 24,000,000) from China Pufa Bank, on issuance of bank demand notes for a period of six months, to mature in December 2013, which is collateralized by restricted cash of RMB 12,000,000. The bank note was issued to settle the accounts payable and there was no cash proceeds for the bank note.

In June 2012, the Company obtained a short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This note is unsecured, carries interest at 2.5% per annum, payable at maturity and due on May 31, 2012. Upon maturity, the note holder was agreed to extend the maturity term to May 31, 2014.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2013 (expressed in US$ million):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Bank loan repayment	4.52	4.52	-	-	-
Repayment of bank demand notes	3.81	3.81	-	-	-
Note payable to a related party	1.50	1.50	-	-	-

Total obligations	9.83	9.83	-	-	-

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2013 were not effective.

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

Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP. This material weakness was identified by our Chief Executive Officer and Chief Financial Officer and our plans for remediation continue to be as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 29, 2013.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 19, 2012, The Eleventh Circuit Court of Appeals affirmed the District Court’s dismissal of Dawley’s claims.

As of June 30, 2013, there is no any update regarding this case and the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

Item 1A. Risk Factors

Not Applicable

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

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

NF Energy Saving Corporation
(Registrant)

Date: August 14, 2013	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: August 14, 2013	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

