Form 10-K/A
period 2012-12-31
NF Energy Saving Corp
filed 2013-10-22
CIK 1213660

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

NF ENERGY SAVING CORPORATION

FORM 10-K

EXPLANATORY NOTE

This amended filing on Form 10-K/A is being filed as part of a restatement of NF Energy Saving Corporation’s consolidated statements of cash flows for (A) the years ended December 31, 2012 and 2011, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, (B) the three months ended March 31, 2013 and 2012, as presented in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, and (C) for the six months ended June 30, 2013 and 2012, as presented in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. There are no changes to amounts for the prior comparative periods or any other periods or balance sheet dates. Specifically, such restatements and amendments are reflected in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” in this Form 10-K/A.

The rationale for the restatement of the consolidated statements of cash flows is further described in a Form 8-K filed by NF Energy Saving Corporation with the Securities and Exchange Commission on August 27, 2013. Amended disclosures are included in this Form 10-K/A, particularly Note 24 to Consolidated Financial Statements, “Restatement of Previously Issued Financial Statements.”

This amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission on March 29, 2013, amends and restates only those items of the previously filed Form 10-K which have been affected by the restatement, although all items of the Form 10-K are reproduced in this amendment. In order to preserve the nature and character of the disclosures as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the year ended December 31, 2012, net cash provided by operating activities was $2,976,929. This was primarily attributable to our net income of $88,034, adjusted by non-cash items of depreciation and amortization of $842,050, reversal of allowance for doubtful account of $28,956, and non-cash interest expenses of $19,728. The increase in cash flow in 2012 were due primarily to the decrease in accounts receivable by $3,844,641, the increase in inventories by $620,685, decrease in prepayments and other receivables by $494,695, decrease in accounts payable by $1,313,633, decrease in income tax payable by $131,671 and decrease in other payables and accrued liabilities by $275,186.

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

Financing activities

For the year ended December 31, 2012, the net financing cash outflow was $1,013,666 which was due to the proceeds from short-term bank loans and issuance of notes of $5,403,618 and $1,578,205, respectively. These were partially off-set by the increase in restricted cash of $791,159, repayment on short-term bank loans of (including bank demand notes) $6,724,853 and payment on finance lease of $34,463.

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

As discussed in Note 24, the accompanying financial statements as of and for the year ended December 31, 2012 and 2011 were restated for the correction of an error.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

March 29, 2013,

except for the restatement described in Note 24 to the consolidated financial statements as to which the date is October 18, 2013.

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

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Restated – Note 24)

	Years ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$88,034	$2,046,460
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	842,050	588,278
Allowance for doubtful accounts	28,956	930
Interest expenses, non-cash	19,728	70,271
Change in operating assets and liabilities:
Accounts and retention receivable	3,844,641	(2,673,870)
Inventories	(620,685)	271,495
Prepayments and other receivables	494,695	393,503
Accounts payable, trade	(1,313,633)	(1,652,644)
Income tax payable	(131,671)	(32,161)
Other payables and accrued liabilities	(275,186)	357,650
Net cash provided by operating activities	2,976,929	(610,088)

Cash flows from investing activities:
Purchase of property, plant and equipment	(63,604)	(38,682)
Deposit payment on property purchase	(2,215,246)	-
Payments on construction in progress	(971,590)	(3,122,962)
Net cash used in investing activities	(3,250,440)	(3,161,644)

Cash flows from financing activities:
Change in restricted cash	791,159	(1,549,331)
Advance from a related party	-	112,005
Proceeds from short-term bank borrowings	5,403,618	5,631,817
Repayment on short-term bank borrowings	(6,724,853)	-
Payments on finance lease	(34,463)	(508,248)
Proceeds from issuance of notes, related parties	1,578,205	1,500,000
Net cash provided by financing activities	1,013,666	5,186,243

Effect on exchange rate change on cash and cash equivalents	13,756	79,228

NET CHANGE IN CASH AND CASH EQUIVALENTS	753,911	1,493,739

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,317,456	823,717

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,071,367	$2,317,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$222,326	$333,615
Cash paid for interest	$448,303	$275,502

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Prepayment for construction in progress in lieu of accounts receivable	$-	$7,830,649
Transfer from construction in progress to property, plant and equipment	$-	$7,276,065

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

24.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company revised its consolidated statements of cash flows to correct the presentation under ASC Topic 230, after receiving comments from the SEC.

The following tables summarize the impact of the restatements on each affected line of the Company’s consolidated statements of cash flows for the years ended December 31, 2012 and 2011, respectively:

FOR THE YEAR ENDED DECEMBER 31, 2012	Previously reported	Restatement	Restated

Cash flows from operating activities:

Accounts payable, trade	$268,686	(1,582,319)	$(1,313,633)

Net cash provided by operating activities	4,559,248	(1,582,319)	2,976,929

Cash flows from financing activities:

Repayment on short-term bank borrowings	(8,307,172)	1,582,319	(6,724,853)

Net cash (used in) provided by financing activities	(568,653)	1,582,319	1,013,666

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of accounts payable in lieu of bank demand notes	$1,582,319	(1,582,319)	$-

FOR THE YEAR ENDED DECEMBER 31, 2011	Previously reported	Restatement	Restated

Cash flows from operating activities:

Accounts payable, trade	1,446,017	(3,098,661)	(1,652,644)

Net cash provided by operating activities	2,488,573	(3,098,661)	(610,088)

Cash flows from financing activities:

Proceeds from short-term bank borrowings	2,533,156	3,098,661	5,631,817

Net cash (used in) provided by financing activities	2,087,582	3,098,661	5,186,243

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of accounts payable in lieu of bank demand notes	$3,098,661	(3,098,661)	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures .

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned.

NF ENERGY SAVING CORPORATION
(Registrant)

Date: October 22, 2013	By:	/s/ Gang Li
Gang Li
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.3	Certificate of Amendment to Certificate of Incorporation

Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)

Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009

3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 16, 2010
3.5	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
10.1	Form of Securities Purchase Agreement among NF Energy Saving Corporation of America, South World Ltd. (investor), Oriental United Resources Ltd. (investor), Mr. Gang Li (guarantor), Ms. Lihua Wang (guarantor), Pelaria International Ltd. (guarantor), and Cloverbay International Ltd. (guarantor)	Exhibits submitted with our Current Report on Form 8-K/A filed April 30, 2008. (File No. 000-50155)
10.2	Form of Director Retainer Agreement with Mr. Mia Kuang Ching, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009
10.3	Form of Director Retainer Agreement with Mr. Jianxin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009
10.4	Form of Director Retainer Agreement with Mr. Zhongmin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement ~~4~~	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009

10.5	Form of Director Retainer Agreement with Mr. Jiuding Yan, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009
10.6	Form of Director Retainer Agreement with Mr. John C. MacLean, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009
10.7	Form of Securities Purchase Agreement (including form of Convertible Promissory Note and Form of Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 3, 2010
14.1	Code of ethics of NF Energy Saving Corporation
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

