Form 10-Q/A
period 2013-03-31
NF Energy Saving Corp
filed 2013-10-22
CIK 1213660

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

EXPLANTORY NOTE

This amended filing on Form 10-Q/A is being filed as part of a restatement of NF Energy Saving Corporation’s consolidated statements of cash flows for (A) the years ended December 31, 2012 and 2011, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, (B) the three months ended March 31, 2013 and 2012, as presented in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, and (C) for the six months ended June 30, 2013 and 2012, as presented in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. There are no changes to amounts for the prior comparative periods or any other periods or balance sheet dates. Specifically, such restatements and amendments are reflected in Part I, Item 1. “Financial Statements,” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q/A.

The rationale for the restatement of the consolidated statements of cash flows is further described in a Form 8-K filed by NF Energy Saving Corporation with the Securities and Exchange Commission on August 27, 2013. Amended disclosures are included in this Form 10-Q/A, particularly Note 16 to Condensed Consolidated Financial Statements, “Restatement of Previously Issued Financial Statements.”

This amendment to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, originally filed with the Securities and Exchange Commission on May 13, 2013, amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(Restated – Note 16)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$9,765	$111
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	201,977	169,798
Imputed interest expenses, non-cash	9,917	-
Gain on disposal of plant and equipment	(26,290)	-
Change in operating assets and liabilities:
Accounts and retention receivable	(713,917)	2,406,726
Inventories	(627,801)	(272,576)
Prepayments and other receivables	101,998	29,386
Accounts payable	444,156	(809,468)
Income tax payable	19,106	(93,251)
Other payables and accrued liabilities	(180,748)	43,996

Net cash (used in) provided by operating activities	(761,837)	1,474,722

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	159,088	-
Payments on construction in progress	(218,960)	(6,073)

Net cash used in investing activities	(59,872)	(6,073)

Cash flows from financing activities:
Increase in restricted cash	-	(255,691)
Payments on finance lease	-	(34,462)
Proceeds from short-term bank borrowings	-	2,415,460
Repayment on short-term bank borrowings	(941,802)	(1,582,248)

Net (used in) cash provided by financing activities	(941,802)	543,059

Effect on exchange rate change on cash and cash equivalents	15,719	11,343

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,747,792)	2,023,051

BEGINNING OF PERIOD	3,071,367	2,317,456

END OF PERIOD	$1,323,575	$4,340,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$87	$105,514
Cash paid for interest	$91,339	$122,965

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and interest	$994,836	$-

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

NOTE 16    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company revised its condensed consolidated statements of cash flows to correct the presentation under ASC Topic 230, after receiving comments from the SEC.

The following tables summarize the impact of the restatements on each affected line of the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, respectively:

FOR THE THREE MONTHS ENDED MARCH 31, 2013	Previously reported	Restatement	Restated

Cash flows from operating activities:

Accounts payable, trade	1,093,236	(649,080)	444,156

Net cash used in operating activities	(112,757)	(649,080)	(761,837)

Cash flows from financing activities:

Repayment on short-term bank borrowings	(1,590,882)	649,080	(941,802)

Net cash used in financing activities	(1,590,882)	649,080	(941,802)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of accounts payable in lieu of bank demand notes $	649,080	(649,080)	$-

FOR THE THREE MONTHS ENDED MARCH 31, 2012	Previously reported	Restatement	Restated

Cash flows from operating activities:

Accounts payable, trade	(553,777)	(255,691)	(809,468)

Net cash provided by operating activities	1,730,413	(255,691)	1,474,722

Cash flows from financing activities:

Proceeds from short-term bank borrowings	2,159,769	255,691	2,415,460

Net cash provided by financing activities	287,368	255,691	543,059

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of accounts payable in lieu of bank demand notes	$255,691	(255,691)	$-

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the three months ended March 31, 2013, net cash used in operating activities was $716,837. This was attributable primarily to net income of $9,765, adjusted by non-cash items of depreciation and amortization of $201,977, imputed interest expenses of $9,917, gain on disposal of plant and equipment of $26,290, an increase in accounts and retention receivable by $713,917, an increase in inventories by $627,801, a decrease in prepayment and other receivable by $101,998, an increase in the accounts payable by $444,156, a increase in income tax payable of $19,106, and an decrease in other payables and accrued liabilities by $180,748.

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

For the three months ended 31 March 2013, the net financing cash outflow was $941,802 which was due to the repayment of short-term bank borrowings of $941,802.

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

NF Energy Saving Corporation
(Registrant)

Date: October 22, 2013	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: October 22, 2013	By:	/s/ Lihua Wang
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

