Form 10-Q/A
period 2013-06-30
NF Energy Saving Corp
filed 2013-10-22
CIK 1213660

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

The rationale for the restatement of the consolidated statements of cash flows is further described in a Form 8-K filed by NF Energy Saving Corporation with the Securities and Exchange Commission on August 27, 2013. Amended disclosures are included in this Form 10-Q/A, particularly Note 17 to Condensed Consolidated Financial Statements, “Restatement of Previously Issued Financial Statements.”

This amendment to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, originally filed with the Securities and Exchange Commission on August 14, 2013, amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement.

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

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(Restated – Note 17)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$61,782	$18,965
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	413,720	382,036
Imputed interest expenses, non-cash	16,629	-
Gain on disposal of plant and equipment	(28,211)	-
Change in operating assets and liabilities:
Accounts and retention receivable	(93,006)	293,772
Inventories	(1,398,971)	(292,381)
Prepayments and other receivables	360,446	264,078
Accounts payable	630,484	(282,776)
Income tax payable	32,681	(81,837)
Other payables and accrued liabilities	(49,234)	119,066

Net cash (used in) provided by operating activities	(53,680)	420,923

Cash flows from investing activities:
Purchase of plant and equipment	(1,133)	(270)
Proceeds from disposal of plant and equipment	156,914	-
Payments on construction in progress	(940,927)	(473,640)

Net cash used in investing activities	(785,146)	(473,910)

Cash flows from financing activities:
Change in restricted cash	(1,920,633)	525,492
Payments on finance lease	-	(34,432)
Proceeds of note payable from a related party	-	1,580,903
Repayment on note payable to a related party	(1,600,528)	-
Proceeds from short-term bank borrowings	5,681,873	3,213,343
Repayment on short-term bank borrowings	(3,500,994)	(4,742,708)

Net cash (used in) provided by financing activities	(1,340,282)	542,598

Effect on exchange rate change on cash and cash equivalents	42,282	12,475

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,136,826)	502,086

BEGINNING OF PERIOD	3,071,367	2,317,456

END OF PERIOD	$934,541	$2,819,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$411	$127,603
Cash paid for interest	$191,228	$297,020

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of convertible promissory notes and interest	$994,836	$-

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

NOTE - 17	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company revised its condensed consolidated statements of cash flows to correct the presentation under ASC Topic 230, after receiving comments from the SEC.

The following tables summarize the impact of the restatements on each affected line of the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, respectively:

FOR THE SIX MONTHS ENDED JUNE 30, 2013	Previously reported	Restatement	Restated

Cash flows from operating activities:

Accounts payable, trade	4,407,729	(3,777,245)	630,484

Net cash provided by operating activities	3,723,565	(3,777,245)	(53,680)

Cash flows from financing activities:

Repayment on short-term bank borrowings	(7,278,239)	3,777,245	(3,500,994)

Net cash (used in) provided by financing activities	(5,117,527)	3,777,245	(1,340,282)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of accounts payable in lieu of bank demand notes	$3,777,245	(3,777,245)	$-

FOR THE SIX MONTHS ENDED JUNE 30, 2012	Previously reported	Restatement	Restated

Cash flows from operating activities:

Accounts payable, trade	772,635	(1,055,411)	(282,776)

Net cash provided by operating activities	1,476,334	(1,055,411)	420,923

Cash flows from financing activities:

Proceeds from short-term bank borrowings	2,157,932	1,055,411	3,213,343

Net cash (used in) provided by financing activities	(512,813)	1,055,411	542,598

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of accounts payable in lieu of bank demand notes	$1,055,411	(1,055,411)	$-

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the six months ended June 30, 2013, net cash used in operating activities was $53,680. This was attributable primarily to net income of $61,782, adjusted by non-cash items of depreciation and amortization of $413,720 , imputed interest expenses of $16,629, gain on disposal of plant and equipment of $28,211, an increase in accounts and retention receivable by $93,006, an increase in inventories by $1,398,971, a decrease in prepayment and other receivable by $360,446, an increase in the accounts payable by $630,484, an increase in income tax payable of $32,681, and a decrease in other payables and accrued liabilities by $69,234.

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

Financing activities

For the six months ended June 30, 2013, the net financing cash outflow was $1,340,282 which was due the proceeds of short-term bank borrowings of $5,681,873 and increase of restricted cash of $1,920,633, the repayment on short-term bank borrowings of $3,500,994 and repayment of notes payable to related party of $1,600,528.

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

