Form 10-Q
period 2013-09-30
NF Energy Saving Corp
filed 2013-11-14
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 3106 Block C, 390 Qingnian Avenue, Heping District

Shenyang, P. R. China 110002

(Address of Principal Executive Offices)

(8624) 2560-9775

(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes ☒ No

As of October 31, 2013, the registrant had 5,499,147 shares of common stock, $0.001 par value, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations " as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

1

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION
F-1
ITEM 1 – FINANCIAL STATEMENTS

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4 – CONTROLS AND PROCEDURE	18

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	19

ITEM 1A – RISK FACTORS	20

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4 – MINE SAFTEY DISCLOSURES	20

ITEM 5 – OTHER INFORMATION	20

ITEM 6 - EXHIBITS	20

SIGNATURES	21

2

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Nine Months ended September 30, 2013 and 2012	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2013	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-21

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,075,161	$3,071,367
Restricted cash	1,950,775	791,628
Accounts receivable, net	6,060,338	6,657,380
Retention receivable, current	691,110	883,421
Inventories	2,916,770	1,205,560
Prepayments and other receivables	670,733	1,083,726

Total current assets	13,364,887	13,693,082

Non-current assets:
Deposits on property purchase	2,275,905	2,216,558
Construction in progress	14,559,727	13,263,866
Land use rights, net	3,102,922	3,071,015
Plant and equipment, net	10,165,677	10,587,181

TOTAL ASSETS	$43,469,118	$42,831,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,302,811	$1,380,213
Short-term bank borrowings	7,597,457	6,016,370
Note payable, related party	1,500,000	3,079,139
Amount due to a related party	431,682	431,682
Convertible promissory notes, net	-	960,000
Income tax payable	2,841	-
Other payables and accrued liabilities	827,571	1,150,948

Total current liabilities	11,662,362	13,018,352

TOTAL LIABILITIES	11,662,362	13,018,352

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,499,147 and 5,326,501 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	5,499	5,326
Additional paid-in capital	9,535,253	8,463,291
Statutory reserve	2,212,951	2,212,951
Accumulated other comprehensive income	4,503,870	3,619,119
Retained earnings	15,549,183	15,512,663

Total stockholders’ equity	31,806,756	29,813,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,469,118	$42,831,702

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
REVENUE, NET:
Product	$981,433	$1,244,143	$3,283,783	$4,478,879
Services	354,513	503,326	826,192	1,769,585
Total operating revenues, net	1,335,946	1,747,469	4,109,975	6,248,464

COST OF REVENUES:
Cost of products	662,091	1,110,899	2,305,218	3,846,328
Cost of services	251,744	336,327	540,746	1,171,604
Total cost of revenues	913,835	1,447,226	2,845,964	5,017,932

GROSS PROFIT	422,111	300,243	1,264,011	1,230,532

OPERATING EXPENSES:
Sales and marketing	29,432	39,264	90,637	97,122
General and administrative	126,932	162,184	636,262	660,353
Total operating expenses	156,364	201,448	726,899	757,475

INCOME FROM OPERATIONS	265,747	98,795	537,112	473,057

Other (expense) income:
Other income	148	-	36,356	-
Interest income	234	7,090	4,782	13,763
Interest expense	(281,811)	(97,720)	(499,043)	(413,438)
Total other expense	(281,429)	(90,630)	(457,905)	(399,675)

(LOSS) INCOME BEFORE INCOME TAXES	(15,682)	8,165	79,207	73,382

Income tax expense	(9,580)	(7,149)	(42,687)	(53,401)

NET (LOSS) INCOME	$(25,262)	$1,016	$36,520	$19,981

Other comprehensive income (loss):
– Foreign currency translation gain (loss)	202,078	(74,360)	884,751	94,658

COMPREHENSIVE INCOME (LOSS)	$176,816	$(73,344)	$921,271	$114,639

Net (loss) income per share:
– Basic	$(0.00)	$0.00	$0.01	$0.00
– Diluted	$(0.00)	$0.00	$0.01	$0.00

Weighted average common shares outstanding:
– Basic	5,470,795	5,326,501	5,436,710	5,326,501
– Diluted	5,470,795	5,454,501	5,436,710	5,454,501

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net income	$36,520	$19,981
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	621,797	583,052
Imputed interest expenses, non-cash	16,699	-
Share issued for services rendered	60,600	-
Gain on disposal of plant and equipment	(34,548)	-
Change in operating assets and liabilities:
Accounts and retention receivable	983,163	(187,180)
Inventories	(1,660,009)	(617,646)
Prepayments and other receivables	397,744	317,269
Accounts payable	(113,068)	(373,934)
Income tax payable	41,190	(89,452)
Other payables and accrued liabilities	(273,139)	(16,483)
Net cash provided by (used in) operating activities	76,949	(364,393)

Cash flows from investing activities:
Purchase of plant and equipment	(1,137)	(15,453)
Proceeds from disposal of plant and equipment	157,581	-
Payments on construction in progress	(963,835)	(486,676)
Net cash used in investing activities	(807,391)	(502,129)

Cash flows from financing activities:
Change in restricted cash	(1,125,127)	(333,468)
Payments on finance lease	-	(34,422)
Proceeds of note payable from a related party	-	1,573,146
Repayment on note payable to a related party	(1,603,145)	-
Proceeds from short-term bank borrowings	7,109,999	2,157,267
Repayment on short-term bank borrowings	(5,706,001)	(2,037,155)
Net cash (used in) provided by financing activities	(1,324,274)	1,325,368

Effect on exchange rate change on cash and cash equivalents	58,510	6,308

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,996,206)	456,154

BEGINNING OF PERIOD	3,071,367	2,317,456

END OF PERIOD	$1,075,161	$2,782,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,585	$142,853
Cash paid for interest	$450,468	$385,365

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of convertible promissory notes and interest	$994,836	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2013	5,326,501	$5,326	$8,463,291	$2,212,951	$3,619,119	$15,512,663	$29,813,350

Imputed interest for note payable, related party	-	-	16,699	-	-	-	16,699

Conversion of convertible promissory notes and interest	132,646	133	994,703	-	-	-	994,836

Share issued for services rendered	40,000	40	60,560	-	-	-	60,600

Foreign currency translation adjustment	-	-	-	-	884,751	-	884,751

Net income for the period	-	-	-	-	-	36,520	36,520
Balance as of September 30, 2013	5,499,147	$5,499	$9,535,253	$2,212,951	$4,503,870	$15,549,183	$31,806,756

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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

In the opinion of management, the consolidated balance sheet as of December 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future period.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$3,580,880	100%

Liaoning Nengfa Weiye Tei Fa Sales Co., Ltd. (“Sales Company”), which was commenced the deregistration process in August 2013	The PRC, a limited liability company	Sales and marketing of valves components and products in the PRC	RMB5,000,000	99%

NFEC and its subsidiaries are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to September 30, 2013, in which the Company holds 99%-majority equity interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the periods presented.

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

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. Each quarter the Company reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2013, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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

Amortization expense for the three months ended September 30, 2013 and 2012 was $16,724 and $16,296, respectively.

Amortization expense for the nine months ended September 30, 2013 and 2012 was $49,751 and $48,918, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending September 30:
2014	$67,090
2015	67,090
2016	67,090
2017	67,090
2018	67,090
Thereafter	2,767,472

Total:	$3,102,922

•	Plant and equipment

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2013 and 2012 was $191,353 and $184,720, respectively.

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $572,046 and $534,134, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended September 30, 2013.

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three and nine months ended September 30, 2013 and 2012.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(c)	Project revenue

For the energy-saving reconstruction projects, the Company follows the percentage-of-completion method under ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, to recognize revenues for energy-saving reconstruction projects that require significant modification or customization or installation for a term of service period exceeding 12 months. Advance payments from customers and amounts billed to clients in excess of revenue recognized are recorded as receipt in advance. For the three and nine months ended September 30, 2013, the Company did not recognize any project revenue.

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

For the three and nine months ended September 30, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2013, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three months ended September 30, 2013 and 2012.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2013	September 30, 2012
Period-end RMB:US$1 exchange rate	6.1514	6.3340
Average period RMB:US$1 exchange rate	6.2215	6.3275

•	Related parties

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

•	Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and note payable): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate their fair values because of the short-term nature of these financial instruments.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

-	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

-	Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

-	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

NOTE - 4 INVENTORIES

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Raw material	$1,064,684	$576,988
Finished goods	1,852,086	628,572

	$2,916,770	$1,205,560

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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

The first phase of construction project was completed and began its operations in December 2011. The cost of construction was transferred to property, plant and equipment and its depreciation expense began to be recorded in 2012. The second phase of construction project was structurally completed in 2012. As of September 30, 2013, the majority of equipment has been installed and started for trial testing. The Company expects the plant to be fully-operational by the end of this fiscal year upon the approval of fire security by the local authority.

NOTE - 6 SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB18,735,000, due December 2013, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value.	$3,045,648	$-

Equivalent to RMB4, 000,000, due January 2013, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value.	-	633,302

Equivalent to RMB2, 000,000, due February 2013, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value	-	316,651

Equivalent to RMB4, 000,000, due February 2013, which is collateralized by its restricted cash and guaranteed by a third party. The notes bear the handling fee equal to 0.05% of its face value	-	633,302

Short-term bank loans:
Equivalent to RMB10,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due April 2014, which is guaranteed by a guarantee company in Shenyang City, the PRC	1,625,646	-

Equivalent to RMB18,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due May 2014, which is guaranteed by Mr. Gang Li (the Company’s CEO) and a guarantee company in Shenyang City, the PRC	2,926,163	-

Equivalent to RMB7,500,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due September 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC	-	1,187,441

Equivalent to RMB2,500,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due September 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC	-	395,814

Equivalent to RMB18,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due December 2013, which is guaranteed by Mr. Gang Li (the Company’s CEO) and a guarantee company in Shenyang City, the PRC	-	2,849,860
Total short-term bank borrowings	$7,597,457	$6,016,370

The effective Bank of China Benchmark Lending rate is 6% and 6.53% per annum for the nine months ended September 30, 2013 and 2012.

Demand bank notes are issued by the banks to the Company’s suppliers, to which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. The Company’s suppliers will receive payments from the banks upon maturity of these notes and the Company is obliged to repay the face value of these notes to the banks at their respective due dates. These notes are interest-free and repayable within 180 days from the date of issuance. The Company is required to maintain a cash deposit with the banks equal to 50% of the notes’ issued amount and pay a handling fee.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 7 AMOUNT DUE TO A RELATED PARTY

As of September 30, 2013, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaria International Ltd,which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE - 8 NOTE PAYABLE, RELATED PARTY

Notes payable consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Note due to related party A	$1,500,000	$1,500,000
Note due to related party B	-	1,579,139
	$1,500,000	$3,079,139

These related parties are controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO).

The note due to related party A is unsecured, carries interest at 2.5% per annum, which will be fully repaid upon maturity.

The note due to related party B is unsecured, interest-free and expected to be paid in May 2014. For the nine months ended September 30, 2013, imputed interest of $16,699 was recorded in additional paid-in capital.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 9 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

Payable to equipment vendors	$219,914	$247,384
Customer deposits	133,509	316,732
Value added tax payable	7,372	117,360
Provision for contingent liability	200,000	200,000
Accrued operating expenses	194,908	193,177
Other payable	71,868	76,295
	$827,571	$1,150,948

NOTE - 10 INCOME TAXES

NFEC is incorporated in the State of Delaware and is subject to the tax laws of United States of America.

As of September 30, 2013, the operations in the United States of America incurred $2,789,108 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $948,297 on the expected future tax benefits from the net operating loss carryforwards as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine months ended September 30,
	2013	2012

Income before income taxes from PRC operation	$179,785	$133,832
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	44,946	33,458
Effect from non-deductible items	36,122	19,943
Tax adjustments	(38,381)	-
Income tax expense	$42,687	$53,401

NOTE - 11 STOCKHOLDERS’ EQUITY

On February 24, 2013, the Company issued 132,646 shares of its common stock to certain Note holders at a price of $7.50 per share to fully convert the promissory notes and related interest with an aggregate amount of $994,836.

During the period ended September 30, 2013, the Company granted and issued 40,000 shares of its common stock to a consultant for investor relation services to be rendered at the current average market value of $1.52 per share.

As of September 30, 2013, the Company had a total of 5,499,147 shares of its common stock issued and outstanding.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 12 WARRANTS

No warrants were issued or exercised during the nine months ended September 30, 2013.

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2013	23,334	$4.50	$4.50	$7.93

Warrants granted	-	-	-	-
Warrants cancelled	-	-	-	-
Warrants exercised	-	-	-	-

Balance as of September 30, 2013	23,334	$4.50	$4.50	$7.93

The Company measured the fair value of warrants on the grant date, using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

NOTE - 13 SEGMENT INFORMATION

•	Segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Energy-saving related business – production of wind-energy equipment, provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and nine months ended September 30, 2013 and 2012. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2013 and 2012:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30, 2013
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$981,433	$-	$981,433
- Services	354,513	-	354,513
Total operating revenues	1,335,946	-	1,335,946
Cost of revenues	(913,835)	-	(913,835)

Gross profit	422,111	-	422,111
Depreciation and amortization	208,077	-	208,077
Total assets	43,469,118	-	43,469,118
Expenditure for long-lived assets	$22,912	$-	$22,912

	Nine months ended September 30, 2013
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$3,283,783	$-	$3,283,783
- Services	826,192	-	826,192
Total operating revenues	4,109,975	-	4,109,975
Cost of revenues	(2,845,964)	-	(2,845,964)
Gross profit	1,264,011	-	1,264,011
Depreciation and amortization	621,797	-	621,797
Total assets	43,469,118	-	43,469,118
Expenditure for long-lived assets	$964,972	$-	$964,972

	Three months ended September 30, 2012
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,244,143	$-	$1,244,143
- Services	503,326	-	503,326
Total operating revenues	1,747,469	-	1,747,469
Cost of revenues	(1,447,226)	-	(1,447,226)
Gross profit	300,243	-	300,243
Depreciation and amortization	201,016	-	201,016
Total assets	45,230,065	-	45,230,065
Expenditure for long-lived assets	$28,219	$-	$28,219

	Nine months ended September 30, 2012
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$4,478,879	$-	$4,478,879
- Services	1,769,585	-	1,769,585
Total operating revenues	6,248,464	-	6,248,464
Cost of revenues	(5,017,932)	-	(5,017,932)
Gross profit	$1,230,532	$-	$1,230,532
Depreciation and amortization	583,052	-	583,052
Total assets	45,230,065	-	45,230,065
Expenditure for long-lived assets	$502,129	$-	$502,129

All long-lived assets are located in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 14 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2013 and 2012, the customers who accounted for 10% or more of the Company’s revenues and its outstanding accounts receivable balances as at period-end dates, are presented as follows:

		Three months ended September 30, 2013			September 30, 2013
Customers		Revenues	Percentage of revenues		Accounts and retention receivable

Customer A		$961,394	72%		$4,450,011
Customer G		153,177	11%		-

	Total:	$1,114,571	83%	Total:	$4,450,011

	Nine months ended September 30, 2013		September 30, 2013
Customers	Revenues	Percentage of revenues	Accounts and retention receivable

Customer A	$3,064,507	75%	$4,450,011

		Three months ended September 30, 2012			September 30, 2012
Customers		Revenues	Percentage of revenues		Accounts and retention receivable

Customer B		$868,843	50%		$2,242,469
Customer A		262,977	15%		7,339,665
Customer F		217,091	12%		-

	Total:	$1,348,911	77%	Total:	$9,582,134

		Nine months ended September 30, 2012			September 30, 2012
Customers		Revenues	Percentage of revenues		Accounts and retention receivable

Customer B		$2,121,242	34%		$2,242,469
Customer A		2,011,818	32%		7,339,665

	Total:	$4,133,060	66%	Total:	$9,582,134

All customers are located in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)	Major vendors

For the three and nine months ended September 30, 2013 and 2012, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at period-end dates, are presented as follows:

		Three months ended September 30, 2013			September 30, 2013
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor F		$228,285	17%		$116
Vendor A		162,896	12%		4,228
Vendor G		149,247	11%		618

	Total:	$540,428	40%	Total:	$4,962

		Nine months ended September 30, 2013			September 30, 2013
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$605,708	17%		$4,228
Vendor E		354,746	10%		116,965

	Total:	$960,454	27%	Total:	$121,193

		Three months ended September 30, 2012			September 30, 2012
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor B		$841,161	58%		$309,281
Vendor A		279,928	19%		46,198

	Total:	$1,121,089	77%	Total:	$355,479

		Nine months ended September 30, 2012			September 30, 2012
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$1,496,004	32%		$46,198
Vendor B		841,161	18%		309,281
Vendor C		622,564	13%		378,736

	Total:	$2,959,729	63%	Total:	$734,215

All vendors are located in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2013, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

For the nine months ended September 30, 2013, the Company obtained a credit facility of bank demand notes with the maximum limit of $3.9 million (equal to RMB24 million), for a term of 6 months, expiring on December 13, 2013 which are collateralized by the Company’s restricted cash of $1.95 million (equal to RMB12 million) and guaranteed by a third party. As of September 30, 2013, the unused credit facility amounted to $0.86 million (equal to RMB5.26 million).

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

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

The District Court, upon motion by the defendants, has dismissed Nine of Dawley’s ten claims with prejudice on the grounds that they are precluded by the Eleventh Circuit’s prior judgment. Dawley has attempted to appeal the District Court’s dismissal to the Eleventh Circuit. (Dawley v NF Energy Saving Corp. of America, U.S.C.A. 11th Cir. Appeal no. 11-10201-F.) However, that Court has questioned whether it has jurisdiction over the matter in light of the continued pendency of four of Dawley’s claims before the District Court.

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

In October 19, 2012, The Eleventh Circuit Court of Appeals affirmed the District Court’s dismissal of Dawley’s claims.

As of September 30, 2013, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim.

NOTE - 16 SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q.

On October 11, 2013, the Company issued 20,000 shares of its common stock to a consultant for investor relation services to be rendered.

NOTE - 17 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company revised its condensed consolidated statements of cash flows to correct the presentation under ASC Topic 230, after receiving comments from the SEC.

The following tables summarize the impact of the restatements on each affected line of the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2012:

	Previously reported	Restatement	Restated

Cash flows from operating activities:

Accounts payable, trade	2,330,157	(2,704,091)	(373,934)

Net cash provided (used in) by operating activities	2,339,698	(2,704,091)	(364,393)

Cash flows from financing activities:

Repayment on short-term bank borrowings	(4,741,246)	2,704,091	(2,037,155)

Net cash (used in) provided by financing activities	(1,378,723)	2,704,091	1,325,368

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of accounts payable in lieu of bank demand notes	$2,704,091	(2,704,091)	$-

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

Our corporate goal is to maintain our position as a leading provider of energy efficiency flow control systems, a cutting edge innovator with clean energy and energy efficiency technologies, and a total energy efficiency solution and service provider dedicated to maximum returns to our investors, partners, clients and the environment.

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

Examples of contracts entered into by the Company or its subsidiaries are:

●	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.
●	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.
●	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.
●	In 2010, the Company received contracts for our products and services to be used in over 50 companies, including Chongqing Water Turbine Company, Chongqing Fangneng Electricity Power Company, Zhejiang Zheneng Jiahua Electricity Power Co. Ltd, and Shaoxing Binhai Thermal Power Company, and a project contract with Fuxin County in Inner Mongolian.
●	In 2011, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Jiangsu Changshu Power Generation Co. Ltd., Indian RODA Supercritical Power Station, Indian KAWAI Supercritical Power Station, Zhejiang Zhe Neng Zhong Mei Zhoushan Coal Industry and Electricity Power Co. Ltd., Shenzhen Qinglin Jing Water Diversion Project, Chongqing Yun Neng Power Generation Co. Ltd., and Shenyang Mining Machinery Co. Ltd.
●	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng Technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power Station of China Guodian Corporation ,Qiangui Power Ltd , Guizhou Province, Guihang Nenghuan Refrigeration Engineering Ltd, Shanghai City , Electric Power Construction Corporation (Zambia’s project) , Shandong Province; Lu Electric International Trading corporation, and Shandong Province ( Philippines project); Chuangshi Energy Ltd, Beijing; Peiling Water-resource Development Ltd, Chongqing; Iron and Steel Ltd, Maanshan; Oilfield Construction Group Ltd, Daqing ; Harbin Air-condition Ltd; China resources power (haifeng) Ltd.

In 2013, the Company received contracts from Zheneng Zhenhai Gas Thermal power Ltd; Chongqing Water Turbine Factory Ltd; Chongqing Wanliu power Ltd; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu Iron and Steel Ltd; Shandong Electric Power Corporation; Jiajie Gas-fired Cogeneration Branch of Shanxi New Energy Industry Group; and the Amedyan Power Ltd of State Grid.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	Sep 30, 2013	Sep 30, 2012
Period-end RMB:US$1 exchange rate	6.1514	6.3340

Average period RMB:US$1 exchange rate	6.2215	6.3275

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

REVENUES

Total revenues were $1,335,946 and $4,109,975 for the three and nine months ended September 30, 2013, respectively, as compared to $1,747,469 and $6,248,464 for the corresponding period in 2012. Total revenues decreased by $411,523 and $2,138,489, a decrease of 23.55% and 34.22% for the three and nine months ended September 30, 2013, respectively, as compared to total revenues for the three and nine months ended September 30, 2012. The decrease in total revenue was due to 1) the Company’s termination of an export contract sourced from South Korea with a lower profit margin; 2) the Company terminated certain other contracts with the lower profit margins and worse credit due to competitive market in order to improve financial condition of the Company.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $981,433 and $3,283,783, or 73.46% and 79.90% of total revenues for the three and nine months ended September 30, 2013, respectively, as compared to $1,244,143 and $4,478,879, or 71.20% and 71.68% of total revenues, for the corresponding period in 2012. Product revenues decreased by $262,710 and $1,195,086, or 21.12% and 26.68% for the three and nine months ended September 30, 2013, respectively, as compared to the same period in 2012. The decrease in product revenues was due to the fluctuation in the market the Company terminated the contracts that the payment scale was less than 20% before delivering to the customers in order to improve financial condition of the Company. Meanwhile, In the case of the contracts with the lower profit margins, the customers were required that the delivery have to be processing via loan.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. Service revenues were $354,513 and $826,192, or 26.54% and 20.10% of total revenues for the three and nine months ended September 30, 2013 respectively, as compared to $503,326 and $1,769,585, or 28.8% and 28.32% of total revenues for the corresponding period in 2012. Service revenues decreased by $148,813 and $943,393, or 29.57% and 53.31% for the three and nine months ended September 30, 2013, respectively, compared to the corresponding period in 2012. The decrease in service revenue was primarily due to the Company’s termination of two casting contracts exported to South Korea with the lower profit margins.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three and nine months ended September 30 2013 and 2012. Along with attention given to the Energy conservation and environmental protection industry by the Chinese government, the Company enhanced and expanded sales efforts in certain industrial fields, including electric power, metallurgy, petrochemical, building materials etc. Currently, the Company secured three projects from Shenyang Forging Industry Ltd, including a cement grinding slag & dust collector project and a coal mill dust collector pre-heater bag dust collector retrofitting project.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $913,835 and $2,845,964 for the three and nine months ended September 30, 2013, respectively, as compared to $1,447,226 and $5,017,932 for the corresponding three and nine months in 2012, a decrease of $533,391 and $2,171,968 or 36.86% and 43.28%. The reason for the decrease in cost of revenues was primarily due to the decrease in revenue due the period.

The overall gross profit for the Company was $422,111 and $1,264,011 (31.59% and 30.75% margin) for the three and nine months ended September 30, 2013, respectively, as compared to $300,243 and $1,230,532 (17.18% and 19.69% margin) for the corresponding three and nine months in 2012, respectively, an increase of $121,868 and $33,479, or 40.59% and 2.72%, compared to the corresponding period in 2012. The increase of margin was due to the gross profit derived from the sale of large diameter electric butterfly valves, which have a higher profit margin due to their advanced technology.

Cost of Products

Total cost of products was $662,091 and $2,305,218 for the three and nine months ended September 30, 2013, respectively, as compared to $1,110,899 and $3,846,328 for the corresponding period in 2012, a decrease of $448,808 and $1,541,110, or 40.40% and 40.07%. This decrease is primarily due to the decrease of product revenues during the period.

The gross profit for products was $319,342 and $978,565 (32.54% and 29.80% margin) for the three and nine months ended September 30, 2013, respectively, as compared to $133,244 and $632,551 (10.71% and 14.12% margin) for the corresponding three and nine months in 2012, an increase of $186,098 (139.67%) and $346,014, (54.70%).

Cost of Services

The cost of services was $251,744 and $540,746 for the three and nine months ended September 30, 2013, respectively, as compared to $336,327 and $1,171,604 for the corresponding period in 2012, a decrease of $84,583 and $630,858 or approximately 25.15% and 53.85%. This decrease is primarily due to the decrease of service revenues during the period.

The gross profit for services was $102,769 and $285,446 (28.99% and 34.55% margin) for the three and nine months ended September 30, 2013, respectively, as compared to $166,999 and $597,981 (33.18% and 33.79% margin) for the corresponding period in 2012.

Cost of Projects

There was no project revenue for the three and nine months ended September 30, 2013, therefore there was no cost of projects recognized during these periods.

Operating Expenses

Total operating expenses were $156,364 and $726,899 for the three and nine months ended September 30, 2013 respectively, as compared to $201,448 and $757,475 for the corresponding period in 2012, a decrease of $45,084 and $30,576, or22.38% and 4.04%, respectively.

Selling and Marketing Expenses

The selling and marketing expenses were $29,432 and $ 90,637 for the three and nine months ended September 30, 2013, respectively, as compared to $39,264 and $97,122 for the corresponding period in 2012, a decrease of $9,832 and $6,485, or 25.04% and 6.68%, respectively. This decrease is primarily due to the decrease in labor costs of certain marketing employees.

General and Administrative Expenses

General and administrative expenses were $126,932 and $636,262 for the three and nine months ended September 30, 2013, respectively, as compared to $162,184 and $660,353 for the corresponding period in 2012, a decrease of $35,252 and $24,091, or 21.74% and 3.65%, respectively.

Income from operations

As a result of the factors mentioned above, income from operations was $265,747 and $537,112 for the three and nine months ended September 30, 2013, respectively, as compared to $98,795 and $473,057 for the corresponding three and nine months period in 2012, an increase of $166,952 and $64,055, or 168.99% and 13.54%. This increase is primarily due to the increase of gross profit and decrease of operating expenses.

Other (Expenses) Income

Other expense for the three and nine months ended September 30, 2013 was $281,429 and $457,905, respectively, as compared to $90,630 and $399,675 for the corresponding period in 2012, an increase of $190,799 and $58,230, or 210.53% and 14.57%. This increase is primarily due to the increase in interest expense.

As a result, the (loss) income before income taxes was ($15,682) and $79,207 for the three and nine months ended September 30, 2013, respectively, as compared to net income of $8,165 and $73,382 for the corresponding three and nine months period in 2012, a decrease of $23,847 and an increase of $5,825, respectively.

Income Tax Expense

For the three and nine months ended September 30, 2013, income tax expense was $9,580 and $42,687, respectively, as compared to $7,149 and $53,401 for the same period in 2012, an increase of $2,431 and a decrease of $10,714, or 34.01% and 20.06%,respectively.

As of September 30, 2013, the Company’s operations in the United States of America have resulted in $2,789,108 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2033, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $948,297 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

Net (Loss) Income

As a result of the factors mentioned above, net (loss) income for the three and nine months ended September 30, 2013 was ($25,262) and $36,520, respectively, as compared to the net income of $1,016 and $19,981 for the corresponding period in 2012, an decrease of $26,278 and an increase of $16,539, or 2586.42% and 82.77% ,respectively. The reason for the net loss for the three months ended September 30, 2013 was primarily due to a $190,799 increase in other expenses from the prior period. This increase in net income of nine months was primarily due to the increase of gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the nine months ended September 30, 2013, net cash provided by operating activities was $76,949. This was attributable primarily to net income of $36,520, adjusted by non-cash items of depreciation and amortization of $621,797 , imputed interest expenses of $16,699, shares issued for services rendered of $60,660 , gain on disposal of plant and equipment of $34,548, an decrease in accounts and retention receivable by $983,163, an increase in inventories by $1,660,009, a decrease in prepayment and other receivable by $397,744, a decrease in the accounts payable by $113,068, an increase in income tax payable of $41,190, and a decrease in other payables and accrued liabilities by $273,139.

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

As of September 30, 2013, the increase of inventories was primarily derived from the market fluctuation and delay in construction of some projects such that the product could not be delivered to the customers. It is anticipated that the inventories will be delivered at the end of this year, 2013.

As of September 30, 2013, accounts and retention receivable was $6,767,031, 78% of which is product revenue accounts receivable, and 22% of which is service revenue accounts receivable.

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those account for about 35% of the total accounts receivable, thus reducing the Company’s credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts and retention receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	5,322,371	1,191,494	1,603,414	1,358,460	1,159,003
Service	1,466,836	81,604	13,330	135,608	1,236,294
Total	6,789,207	1,273,098	1,626,744	1,494,068	2,395,297

Less: allowance for doubtful accounts	(37,759)	-	-	-	(37,759)
Accounts and retention receivable, net	6,751,448	1,273,098	1,626,744	1,494,068	2,358,538

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

We anticipate that the accounts receivable of five customers with aging above 365 days at September 30, 2013 will be collected at the end of November and at the end of December, respectively. The Collecting time indicated below:

Customer	AR with aging above 365 days	To be collected amount by November 2013	To be collected amount by December 2013
Customer “A”	866,039	519,623	346,416
Customer “B”	140,429	140,429	-
Customer “C”	501,169	422,668	-
Customer “D”	230,052	-	230,025
Customer “E”	139,470	-	139,429
Total	1,877,132	1,082,720	715,870

In the case of customer A and customer C, the Company will assign a specific person who will follow up the collection of accounts receivable based on the development of the project in the spot. The Company will collect accounts receivable from customer B according to the terms mutually agreed to in November, 2013.  As for the remaining customers, customers D and E, the Company will take appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collect efforts.

According to the plan of collection in the accounts receivable, the Company enhanced the collection in the accounts receivable and adopted strong measures in collection of accounts receivable. The Company engaged a lawyer with the relevant experience to enhance collection efforts.

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the nine months ended September 30 2013, net cash used in investing activities was $807,391 which was primarily used in the remaining of construction of Phase II in the new manufacturing facility.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. It covers an area of 81,561 sq. m acres. Phase I of the project was structurally completed and began its operations in December 2011. Phase II of the project was structurally completed in December 2012, but is not yet fully operational. Our invested project based upon product casting equipment has not been completed due to market conditions and was thus postponed. The cost of construction was transferred to property, plant and equipment and its depreciation expense began to be recorded in 2012. The second phase of construction project was structurally completed in 2012. As of September 30, 2013, the installation of the smelting equipment was 60% complete, hoisting equipment was fully installed and the cleaning equipment was proceeding in installation. The Company expects the facility to be fully operational by the end of this fiscal year upon the approval of fire security by the local authority.

Financing activities

For the nine months ended September 30, 2013, the net financing cash outflow was $1,324,274 which was due the proceeds of short-term bank borrowings of $7,109,999 and increase of restricted cash of $1,125,127, the repayment on short-term bank borrowings of $5,706,001 and repayment of notes payable to related party of $1,603,145.

In April 2013, the Company obtained a short-term bank borrowing of $1,625,646 (Equivalent to RMB 10,000,000), from a commercial bank in China, Bank of Pufa, due April 8, 2014, with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, payable quarterly, which is guaranteed by a guarantee company in Shenyang City, the PRC.

In May 2012, the Company obtained another short-term bank borrowing of $2,926,163 (Equivalent to RMB 18,000,000), from a commercial bank in China, Bank of Pufa, due May 28, 2014, with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, which is guaranteed by a guarantee company in Shenyang City, the PRC.

In June 2013, the Company obtained a bank note of $3,901,550 (Equivalent to RMB 24,000,000) from Pufa Bank, due December 2013, which is collateralized by restricted cash of RMB12, 000,000. The bank note was issued to settle the accounts payable and there was no cash proceeds for the bank note.

The Company repaid three short-term bank borrowings prior to maturity date, which were derived from a commercial bank in China, Merchant Bank, $395,814 (Equivalent to RMB 2,500,000), due June 2013 and $1,187,441 (Equivalent to RMB7,500,000) , due September 2013 and another which was derived from Jilin Bank, due December 2013 , $2,849,860 (Equivalent to 18,000,000), respectively after obtaining a bank facility that came from another commercial bank in China, Bank of Pufa, in order to integrate credit resources and saving credit cost.

In June 2012, the Company obtained a short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This note is unsecured, carries interest at 2.5% per annum, payable at maturity and originally due on May 31, 2012. Upon maturity, the note holder agreed to extend the maturity term to May 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2013 were not effective.

Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with management authorization; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 19, 2012, The Eleventh Circuit Court of Appeals affirmed the District Court’s dismissal of Dawley’s claims.

As of September 30, 2013, there is no any update regarding this case and the Company does not believe that the judgment would have a material impact on, or result in significant contingencies to, the Company.

Item 1A. Risk Factors

Not Applicable

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

In August 9, 2013, the Company signed an IR SERVICE PROVIDER AGREEMENT with Chinese Investors.com , an Indiana Corporation (OTCQB:CIIX) under which this company will provide IR services for the Company for three months. As a result, the Company issued 60,000 shares which was issued by 20,000 shares in August , September and October, respectively. (Rule 144 restricted shares) for service rendered,

In October 8, 2013, the Company signed the service agreement with Real Miracle Limited for six months, the main service including 1) to assist with the Company in the development in the future so that raising the long-term potential increase;2) to assist with the Company for business cooperation or strategic partnership oversea; 3)to recommend the investors for financing. the Company issued 100,000 shares (Rule144 restricted shares) for service rendered.

These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

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

NF Energy Saving Corporation
(Registrant)

Date: November 14, 2013	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: November 14, 2013	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14o f the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 oft he Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

