Form 10-K
period 2013-12-31
NF Energy Saving Corp
filed 2014-03-28
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013

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

(8624) 2560-9775
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
Yes ☐     No ☒

As of June 28, 2013, the aggregate market value of the common equity held by non-affiliates of the registrant was $1,865,259 based on the price of $0.639 per share which the registrant’s common stock was last sold.

As of March 11, 2014, there were 5,619,147 shares of the registrant’s common stock outstanding.

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

NF Energy Saving Corporation was incorporated under the laws of the State of Delaware under the name of Galli Process, Inc. on October 31, 2000 for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company further changed its name to NF Energy Saving Corporation, in both instances to more accurately reflect our business after the Plan of Exchange (see below). Our principal place of business is 3106, Tower C, 390 Qingnian Avenue, Heping District, Shenyang, P. R. China 110015. Our telephone number is (8624) 2560-9775.

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

On September 5, 2007, we established a new sales company, Liaoning Nengfa Weiye TieFa Sales Co., Ltd. (“Sales Company”). Sales Company is a subsidiary, which is 99% owned by Liaoning Nengfa Weiye Energy Technology Company Ltd. Sales Company engages in the sales and marketing of flow control equipment and products in PRC. On August, 2013, "Sales Company" is not longer in existence because of no obviously increase incurred in transaction. Currently, the Company is in the process of the de-registration process with the local authority.

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

NFEC has received many awards and honors from China's regulators, professional associations and renowned international organizations, including the ISO 9001:2008 certification from Det Norske Veritas Management System, the Liaoning Provincial Government's Award of Innovative Enterprise with Best Investment Return Potentials, the Special Industrial Contribution Award of the ESCO Committee of China Energy Conservation Association, and the “Contract-abiding and credit enterprise” Award by the Liaoning State Local administrative bureau for industry and commerce. NFEC was awarded of “Hi-tech enterprise” by Liaoning Technology bureau in 2013.

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

The current principal development focus of NFEC is to complete the on-going construction project of the new manufacturing facility which will triple the Company's capacity to produce large intelligent flow control systems and to provide our Company with more advanced technology to supply high grade energy efficient and safety reliant products for high end markets such as super critical power generation plants.

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

4

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

Once the Company’s new manufacturing facility is completed, the newly installed numerical controlled machines will allow the Company to manufacture and process technologically advanced flow control equipment with greater precision. This should enable the Company to expand its markets into and new high precision energy related equipment.

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

d) Another change that can be made to boilers is to improve the ventilation system by adding the right amount of fresh air and increase the turbulence based on computer aided calculation, which can result in increased fuel combustion efficiency and hence reducing the operating costs.

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

2. Motor Drive Reconstruction

In China, motor drive systems use about two thirds of the total electricity consumption of the country. About 90% of these motors are AC asynchronous motors. Nengfa Energy redesigns such systems to convert them so that they can be used for variable load fans and pumps through frequency conversion and speed regulation technology. Nengfa Energy focuses on the reconstruction and energy conservation of the fans of power station boilers, industrial furnaces and kilns, and the energy-saving pumps in the cold/hot water pipe system. As we analyze the whole industrial reconstruction projects, we can also provide power conservation reconstruction in solid material conveyor systems used in the mining, metallurgy, iron and steel industries.

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

Nengfa Energy’s condensation iron deprivation technology is called “Powder Ion Exchange Resin Coverage and Filtration Technology”.. We utilize this technology to separate excessive metal oxides, colloids and iron ion (Fe3+ & Fe2+) from high temperature condensation. The technical principles are filtration, adsorption, and ion replacement; the processes are film formation, operating, toggling, back-washing and film formation again.

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

Patents and Technology

Nengfa Energy currently has been issued four invention patents and has applied for fourteen utility model patents in the PRC. We will strive to maintain the innovation of  our products in order to maintain our leading position in the market.

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

The utility model patents that we have applied for include the following:

5. An energy-saving heat-sink used in heating (ZL2008 2 0218146.3), with an application date of September 23, 2008

6. A device used in energy-saving boiler combustion (ZL2008 2 0218145.9) , with an application date of September 23, 2008;

7. Butterfly valve sealing ring instruction device (ZL2007 2 0185293.0) , with an application date of December 12, 2007;

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

The Company does not have any significant trademarks in use at this time. As our business develops, we will consider the advantage of developing specific trademarks for our products and services and have registered those marks with the PRC government authorities for their protection.

Markets and Customers

The South-North Water Diversion Project is a multi-decade project undertaken by the Chinese government to better utilize water resources available to China. Part of this massive project was brought forward to provide additional water supply for the 2008 Olympics in Beijing. While the main task is to divert water from the Yangtze River in the south to the Yellow River and Hai River in the north, other spin-off plans are also included. Among these, a plan calling for the capture and diversion of water from Brahmaputra River, located in Yarlung Zangbo Grand Canal north of India, has been under study for years. This is because the heavily industrialized Northern China has a much lower rainfall and its rivers are running at reduced rates as demand increases for industrial water and general population usage. For example, the Yellow River and Hai River have experienced significant flow reduction and at times during certain years have been dry.

Currently, the Grand Canal parallel to the eastern coast is being upgraded, as the Eastern route for diverting water to the North. Water from the Yangtze River will be drawn into the canal in Jiangdu City, where a giant 400 m³/s. pumping station was built in the 1980s, and will then be fed uphill by pumping stations along the Grand Canal and through a tunnel under the Yellow River, from where it can flow downhill to reservoirs near Tianjin. Construction on the eastern route officially began in December 2002 and completed in 2012 which results in the citizens of Tianjin City who enable to use the water derived from Yangtze River.

The central route for the water diversion project is from Danjiangkou Reservoir on the Han River, a tributary of the Yangtze River, to Beijing. This route is built on the North China Plain and, once the Yellow River has been crossed, water can flow all the way to Beijing by gravity. The main engineering challenge is to build a tunnel under the Yellow River. Construction on the central route began in 2004. In 2008 the 307 km-long northern stretch of the central route was completed at a cost of $2 billion. Water in that stretch of the canal does not yet come from the Han River, but from various reservoirs in Hebei Province south of Beijing. Farmers and industries in Hebei have had to cut back their water consumption to allow for water to be transferred to Beijing. The whole project was initially expected to be completed around 2010; however, this has recently been pushed back to 2014 to allow for more environmental protection elements to be built into the system. A major difficulty in completion of the central route has been the resettlement of approximately 250,000 persons around Danjiangkou Reservoir and along the route. Another consideration that has to be accommodated in the implementation of the central route is the effect of removing approximately one third of the water from Han River and the effect of that reduction on the environment and other users that currently depend on the Han River. One long-term plan to reduce the effect on the Han River basin is to build another canal to divert water from the Three Gorges Dam to Danjiangkou Reservoir.

The western route for the water diversion project is to divert water from the headwaters of the Yangtze River into the headwaters of the Yellow River. In order to move the water through the drainage divide between these rivers, huge dams and long tunnels need to be built to cross the Tibetan-Qinghai and Western Yunnan Plateaus. The feasibility of this route is still under study and this part of the project will not start anytime soon.

To date, the Company has participated in the water diversion project by being a supplier of flow control equipment for various parts of the water flow infrastructure, with contract value over $3.05 million for four phases of the project. And as part of providing that equipment, the Company has also provided design and related services. The contracts related to this project accounted for 9.5% of total revenues in 2013. In the newly released Twelfth Five Year Plan announced by Chinese government, the fixed asset investment in hydro and water diversion projects will be increased dramatically in the next 5 to 10 years. The expected investment is 4 trillion RMB in 10 years, with annual average investment of 400 billion RMB.

In addition to the water diversion project, the Company also supplies flow control equipment and related equipment to the power generation industry (thermal power plants and hydroelectric power plants). Customers in these market segments are well-established, larger state and private corporations.

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

The Company will focus its marketing to the wind power generation and the boiler/furnace industry through participation in and addressing government organizations and industry associations related to energy conservation and emission reduction. Marketing will also focus on equipment suppliers and end-users such as the larger and medium sized high energy consumption enterprises that provide or use the kinds of products and services that the Company currently offers or plans to offer. The focus will not only be to sell the products and services, but also to learn of the customer’s needs so that the Company can develop and adapt its products and services to the needs of its customer base. Another important aspect of the marketing strategy will be to participate directly in the consulting and reconstruction services of energy conservation projects organized by government agencies. Nevertheless, the Company plans to continue to participate in the bidding process for government projects, in an effort to enhance its market position.

The Company’s marketing and sales strategy also relies on the use of exclusive agents throughout China who act as marketing agents and after sale service providers. The Company currently has 23 exclusive distributing agents national wide. At certain times each year, the Company provides and organizes training sessions for these agents and their personnel. These sessions provide the Company with a valuable opportunity to gather feedback and to foster an exchange of technical ideas. These agents have agreements with the Company to sell NF flow control equipment and systems. The Company evaluates the performance of these exclusive agents annually, based on how well they achieve the annual sales target established by the Company. The Company typically will terminate its agreement with those agents that miss the sales targets for two consecutive years without good reasons.

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

Regulatory Compliance

The products are subject to regulatory standards and enforcement codes which typically require that these products meet stringent performance criteria. Standards are established by industry testing and certification organizations such as the Ministry of Industry and Information Technology of China, the American Society of Mechanical Engineers (A.S.M.E.), the Canadian Standards Association (C.S.A.), the Japanese Standards Association (J.S.A.), the International Association of Plumbing and Mechanical Officials (I.A.P.M.O.), Factory Mutual (F.M.), and Underwriters Laboratory (U.L.). These standards are incorporated into state and municipal plumbing and heating, building and fire protection codes in China.

We maintain stringent quality control and testing procedures at our manufacturing facility in order to manufacture products in compliance with code requirements. Our production management is certified to conform to the ISO 9001 standards by the Det Norske Veritas Management System.

Competition

We think that the valve products of the Company place it in a leading position in the super diameter energy efficient flow control system in China. The Company has an extensive competitive advantage compared to Chinese domestic manufactures in this field. Other manufactures that are focusing on the development of different products may enter into this field. Our potential competitor in this field is China Valve Technology.

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

Research and Development

The research and development expenses are to develop new products or new production technologies. The research and development expenses include the materials and labor costs, application fees for patents and significant improvements to existing products. We incurred $79,450 and $50,207 of research and development expenses in 2103 and 2012, respectively.

Employees

As of December 31, 2013, there were 221 employees including 30 technical staff working in our subsidiaries located in China. We believe we have a good relationship with our employees.

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

Risks Related to Our Business

We are subject to the risks of any growing enterprise, any one of which could limit our growth and our product and market development.

Our operating history makes it difficult to predict how our businesses will develop and where the Company will find success. This is especially true in respect of our expansion into areas other than flow valve technology and their design, sales and installation. Accordingly, we face all of the risks and uncertainties encountered by companies in similar stages of development, such as: (i) uncertain and continued market acceptance for our product extensions and our services; (ii) the evolving nature of the wind energy equipment industry in the PRC, where significant consolidation may occur, leading to the formation of companies which may be better able to compete with us than is currently the case; (iii) the fragmented nature of the boiler and furnace business which may limit our ability to penetrate the market and provide comprehensive solutions on a sufficiently wide basis to make the business profitable; (iv) changing competitive conditions, technological advances or customer preferences could adversely effect the sales of our products or services; (v) maintaining our competitive position in the PRC and competing with Chinese and international companies, many of which have longer operating histories and greater financial resources than us; (vi) continuing to offer commercially successful products to attract and retain a larger base of direct customers and ultimate users; (vii) maintaining effective control of our costs and expenses; and (viii) retaining our management and skilled technical staff and recruiting additional key employees.

If we are not able to meet the challenges of building our businesses and managing our growth, the likely result will be slower growth, lower margins, additional operational costs and lower income.

We may be unable to generate sufficient cash flow from operations or obtain financing in the future to support our operations and expansion.

Having access to sufficient operating funds and capital funds for expansion will affect our ability to execute our business plan. We finance our business mainly through internally generated funds, short-term bank loans and, from time to time, selling equity securities to raise additional capital. There is no guarantee that we will always have internal funds available for our future development or that we will be able to raise capital from investor financing and loans granted by investors and financial institutions in the future. In addition, there may be delays in the process of selling our securities, which may require us to cut back on our operations or expansion activities. Our access to debt or equity financing depends on the investors’ and banks’ willingness to lend to and invest in us, our financial condition and on general conditions in the capital markets. We may not be able to secure additional sources of financing on commercially acceptable terms, if at all. Any shortfall in our cash flow and capital needs may result in our having to curtail our business plans or have an adverse effect on our financial condition.

We believe that we need to raise additional capital for the expansionary elements of our business plan, which financing may not be available or available on terms favorable to us.

During the next phase of our business development, as we complete Phase II of our new manufacturing facility and continue our planned expansion into manufacture of energy-saving equipment and other aspects of the energy savings industry, including steam energy, we believe that we will need to raise additional capital from outside sources during the next year or two. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. One possible impediment to raising capital is the tightening credit policies of the Chinese banks and the continued effects of tightening in the global credit markets as a result of the recent economic financial crisis. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products or services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We cannot be sure that we will be able to secure all the financing we will require, or that it will be available on favorable terms. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

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

We derive a substantial part of our revenues from several major customers, therefore if we lose any of these customers or they reduce the amount of business they do with us in the future, our revenues may be affected

Our largest customer, Nengfa Weiye Tieling Valve Joint Stock Co. Ltd, accounted for 71% of our revenues for the years ended December 31, 2013 Our second largest customer, Yangzhou power equipment Co. Ltd accounted for 5% of our revenue in the year ended December 31, 2013. As of December 31, 2013, these two customers accounted for 76% in our total revenue. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be materially and adversely affected. Although we have a strategic partnership with our second largest customer and a preferred provider agreement with our largest customer, there can be no assurance that these customers will continue to provide the current level of demand or will not seek to modify or terminate their respective agreements.

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

Our Chairman, Chief Executive Officer and President, Mr. Gang Li, beneficially owns approximately 36.16% of the outstanding shares of our common stock and is our largest single stockholder. Together with, Ms Lihua Wang, who is our Chief Financial Officer, they own 45.2% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into certain transactions which may be beneficial to our other stockholders. The interests of these stockholders may differ from the interests of the other stockholders.

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

As a listed Nasdaq Capital Market company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our Board of Directors and committees thereof, minimum bid price of our common stock and minimum stockholders equity.  The failure to meet the Nasdaq Capital Market requirements may result in the de-listing of our common stock from the Nasdaq Capital Market, which could adversely affect the liquidity and market price thereof.

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

We have not paid dividends on our common stock in 2013 or 2012, and we do not anticipate paying any dividends in the near future. Investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which were effective January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. At present, the income tax rate of 25% is in effect for all subsidiaries of Nengfa Energy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility will be approximately $24 million. It covers an area of 81,561 sq. m acres. Phase I of the project was structurally completed and began its operations in December 2011. Phase II of the project was structurally completed in December 2012. The investment of the remaining construction is mainly come from smelting equipment. However, the investment will be postponed due to the fluctuation of the market.As of December 31, 2013, 60% of the smelting equipment was installed, the hoisting equipment was fully installed and the cleaning equipment in the process of being installed. The Company expects the facility to be fully operational by the end of 2014 based upon the approval of fire security by the local authority.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFTEY DISCLOSURE

Not applicable.

PART II

ITEM5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGNA.OB”. The symbol after the Company’s name change to NF Energy Saving Corporation of America was “NFES.OB”. On August 26, 2009, the Company further changed its name to NF Energy Saving Corporation, and the symbol was changed to “NFEC.OB”.. On October 4, 2010, the Company commenced trading on the Nasdaq Global Market, under the symbol “NFEC”. On March 7, 2012, the trading for the common stock was changed to the Nasdaq Capital Market. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2013 and 2012 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 11, 2014, the closing price was $2.08 per share.

	Common Stock (Adjusted Stock Price)
	High	Low
Fiscal year ends at December 31, 2013
First quarter	$1.04	$0.82
Second quarter	$0.83	$0.60
Third quarter	$2.33	$0.55
Fourth quarter	$2.07	$1.51

Fiscal year ends at December 31, 2012
First quarter	$1.25	$0.485
Second quarter	$2.35	$0.84
Third quarter	$1.19	$0.64
Fourth quarter	$1.27	$0.54

Record Holders

As of December 31, 2013, we had 1,348 common shareholders of record.

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

Transfer Agent

Our transfer agent is Corporate Stock Transfer, Inc., located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado, 80209.

Unregistered Sales of Equity Securities and Use of Proceeds

On October 8, 2013, the Company signed an agreement with Real Miracle Limited for six months, pursuant to which Real Miracle will 1) to assist with the Company in the development of future business plans; 2) to assist the Company finding an overseas strategic partnership oversea; and 3) to assist the Company in any future financing. On October 8, 2013, the Company issued 100,000 restricted shares to a third-party consultant for corporate advisory services. The consulting service period is from October 8, 2013 to April 8, 2014. The issuance of the shares was a private placement, made in reliance on Section 4(2) of the Securities Act of 1933.

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

The Company’s revenue is principally derived from two primary sources: sales of energy saving flow control equipment and provision of energy project management and sub-contracting services.

 (a)          Sale of products

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers during a period from one to six months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and suitability, to its full satisfaction, then the Company makes delivery to the customer

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. As of December 31, 2013 and 2012, there were no refunds regarding our products.

(b)Service revenue

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

For most of our contracts, our customers are generally large or state-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phrases over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. In our industry practice, we are paid by these construction contractors and/or developers when they have been paid by the local government or state-owned enterprises after the full inspection of each milestone during the construction phrase. Given that the construction of these infrastructure projects are complex, very large in size and require a high of quality in completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable on a timely manner or only after a period longer than our agreed payment terms.

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

As at December 31, 2013 and 2012, the Company had no benefit or penalties regarding its income taxes. As of December 31, 2013, there are also no any significant uncertain tax items.

The main operations of the company are located in the PRC and have jurisdiction under the local tax law. As a result of these operations, the company’s tax returns are subject to examination by a foreign tax authority. As of December 31, 2013, the Company filed and cleared the tax returns of 2013 with the appropriate local PRC tax authority.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2013	2012
Year-end RMB:US$ exchange rate	6.1140	6.3161
Annual average RMB:US$ exchange rate	6.1982	6.3198

RESULTS OF OPERATIONS

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $5,674,933 and $9,269,016 for the years ended December 31, 2013 and 2012, respectively. Total revenues decreased $3,594,083, a 39% decrease, for the year ended December 31, 2013 compared to total revenues for the year ended December 31, 2012. Decrease in total revenue was due to the decrease in product revenue and service revenue.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and energy saving flow control equipment. Product revenues were $4,693,248 and $6,866,959, or 83% and 74% of total revenues for the years ended December 31, 2013 and 2012, respectively. Product revenues for the year ended December 31, 2013 decreased $2,173,711 or 32%, compared to the product revenue for the year ended December 31, 2012. The decrease in product revenue was mainly attributable to lower demand on sales orders from the customers.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Service revenues were $981,685 and $2,402,057 for the years ended December 31, 2013 and 2012 respectively, a decrease of $1,420,372 or 59%. The decrease in service revenue was primarily due to the Company terminating two casting contracts exported to South Korea because of lower profit margins.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $4,132,139 and $7,423,946, or 73% and 80% of total revenues, for the years ended December 31, 2013 and 2012, respectively. The total cost of revenues decreased by $3,291,807 or 44% for the year ended December 31, 2013 compared to the total cost of revenues for the year ended December 31, 2012. The decrease in total cost of revenues was primarily due to the decrease in product revenue and service revenue by 39% during the year.

The overall gross profit for the Company was $1,542,794 and $1,845,070, or 27% and 20% of total revenues, for the years ended December 31, 2013 and 2012, respectively. The increase of margin was due to the gross profit derived from sales of technologically advanced large diameter electric butterfly valves, which have a higher gross profit than the Company’s less advanced valves.

Cost of Products

Total cost of product revenues was $3,468,117 and $5,819,446 for the years ended December 31, 2013 and 2012, respectively. The cost of product revenues decreased by $2,351,329 or 40% for the year ended December 31, 2013 compared to the cost of revenues for the year ended December 31, 2012. The gross profit for products was $1,225,131 and $1,047,513, and the gross profit margin was 26% and 15.25% for the years ended December 31, 2013 and 2012, respectively. The increase in gross margin was due advances in product design and related production efficiencies.

Cost of Service

Total cost of service revenues was $664,022 and $1,604,500 for the years ended December 31, 2013 and 2012, respectively. The cost of service revenues decreased by $940,478 or 59% for the year ended December 31, 2013 compared to the cost of revenues for the year ended December 31, 2012. The gross margin for services was $317,663 and $797,557, or 32.36% and 33.20% for the years ended December 31, 2013 and 2012, respectively.

Operating Expenses

The total operating expenses were $1,156,601 and $1,278,735, or 20.38% and 13.80% of total revenues, for the year ended December 31, 2013 and 2012, respectively. The total operating expenses decreased by 122,134 or 9.55% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease of operating expenses is primarily due to the decrease in sales and marketing expenses.

Sales and marketing expenses

The total sales and marketing expenses were $98,863 and $196,033, or 1.7% and 2.1% of total revenues, for the years ended December 31, 2013 and 2012, respectively. The decrease in sales and marketing expenses is due to the decrease in the expenses related to the Company’s marketing activities.

General and administrative expenses

General and administrative expenses were $1,057,738 and $1,082,702, or 18.64% and 11.68% of total revenue, for the year ended December 31, 2013 and 2012, respectively. The general and administrative expenses decreased by $24,964 or 2%. The decrease in general and administrative expenses was primarily due to a reduction in overall spending (except for an increase in IR fees) in light of the decrease in the total revenues.

Income from Operations

As a result of the foregoing, our income from operations was $386,193 or 6.81% of total revenues, for the year ended December 31, 2013, as compared to $566,335 or 6.11% of total revenues, for the year ended December 31, 2012,  a decrease of $180,142 or 31.81%.

Other income (expenses)

For the year ended December 31, 2013, other expense was $519,338, as compared to $435,029 for the year ended December 31, 2012, an increase of $84,309. This increase was primarily the result of an increase in interest expense, partially offset by increases in interest income and other income. For the year ended December 31, 2013, interest income was $36,686 as compared to $33,002 for the year ended December 31, 2012, an increase of $3,684. In 2013, interest expense was $592,528, an increase of $124,497 as compared to $468,031 for the year ended December 31, 2012. The increase of interest was due to the increase in interest rate by 2.5% to 6% on the loan of $1,500,000 from a company controlled by Mr. Li (C.E.O of the company) and Ms. Lihua Wang (C.F.O of the company).

Income Tax Expenses

For the years ended December 31, 2013 and 2012, income tax expenses were $47,020 and $43,272 respectively. The increase of income tax expenses was due to the increase in taxable income, an increase of $3,748 as compared to 2012.

As of December 31, 2013, the Company’s operations in the United States of America incurred $2,892,175 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $983,340 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net Income

As a result of the foregoing, we recorded net loss of $180,165, a 3.2% loss margin on revenue for the year ended December 31, 2013, as compared to net income of $88,034, a 0.95% profit margin on revenues, for the year ended December 31, 2012. The net income for the year ended December 31, 2013 decreased by $268,199, a decrease of 305%, compared to the year ended December 31, 2012. The decrease in net income was mainly due to the decrease in revenues and increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the year ended December 31, 2013, net cash provided by operating activities was $892,708. This was primarily attributable to our net loss of $180,165, adjusted by non-cash items of depreciation and amortization of $831,084, gain on disposal of plant and equipment of $28,891, reversal of allowance for doubtful account of $5,947, non-cash interest expenses of $16,762, and imputed interest instead of shares of $34,836. The increase in operating cash flow in 2013 were due primarily to the decrease in accounts receivable by $2,021,333, the increase in inventories by $1,383,490, increase in prepayments and other receivables by $29,792, decrease in accounts payable by $335,876, increase in income tax payable by $39,072 and decrease in other payables and accrued liabilities by $145,394.

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

As of December 31, 2013, the increase of inventories was primarily derived from the market fluctuation and delay in construction of some projects such that the product could not be delivered to the customers. It is anticipated that the inventories will be delivered prior to July, 2014.

As of December 31, 2013, accounts and retention receivable was $5,750,069, 83% and 17% of the product revenue and service revenue, respectively.

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those that account for about 20% of the total accounts receivable, thus there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts and retention receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	5,002,108	1,415,801	1,410,306	1,583,586	592,415
Service	779,922	79,380	17,372	92,084	591,086
Total	5,782,030	1,495,181	1,427,678	1,675,670	1,183,501
Less: retention	498,095	134,451	118,394	12,210	233,040
Less: allowance for doubtful accounts	31,961	-	-	-	31,961
Accounts receivable, net	5,251,974	1,360,730	1,309,284	1,663,460	918,500

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

As of 31 December, 2013, the accounts receivable of three customers with aging above 365 days are expected to be collected by the end of June 2014. The Collecting time indicated below:

Customer	AR with aging above 365 days	Collected amount by June,2014
Customer “A”	273,464	273,464
Customer “B”	140,323	140,323
Customer “C”	504,235	504,235
Total	918,022	918,022

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

As of 31 December, 2013, net cash used in investing activities was $921,993 which was primarily used in the construction of the new manufacturing facility.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. It covers an area of 81,561 sq. m acres. Phase I of the project was structurally completed and began its operations in December 2011. Phase II of the project was structurally completed in December 2012, but is not yet fully operational. The completion of the project was postponed in 2013 due to adverse market conditions. As of December 31, 2013, 60% of the smelting equipment was installed, the hoisting equipment was fully installed and the cleaning equipment was in the process of being installed. The Company expects the facility to be fully operational by the end of 2014 based upon the approval of fire security by the local authority.

Financing activities

As of 31 December, 2013, the net financing cash outflow was $2,093,199 which was due the proceeds of short-term bank borrowings of $6,372,849 and increase of restricted cash of $1,129,366, the repayment on short-term bank borrowings of $5,727,497 and repayment of notes payable to related party of $1,609,185.

On April 2013, the Company obtained a short-term bank borrowing of $1,635,590 (Equivalent to RMB 10,000,000), from a commercial bank in China, Shanghai Pudong Development Bank, due April 8, 2014, with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, payable quarterly, which is guaranteed by its vendor.

On May 2013, the Company obtained another short-term bank borrowing of $1,799,149 (Equivalent to RMB 11,000,000), from a commercial bank in China, Shanghai Pudong Development Bank, due April 8, 2014, with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, which is guaranteed by its vendor and secured by land use right.

On May 2013, the Company obtained another short-term bank borrowing of $1,144,914 (Equivalent to RMB 7,000,000), from a commercial bank in China, Shanghai Pudong Development Bank, due May 28, 2014, with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, which is guaranteed by its vendor.

On June 2013, the Company obtained a bank note of $3,925,417 (Equivalent to RMB 24,000,000) from Shanghai Pudong Development Bank, due December 2013, which is collateralized by restricted cash of RMB12, 000,000. The bank note was issued to settle the accounts payable and there was no cash proceeds from this bank note.

The Company repaid two short-term bank borrowings prior to maturity date , both which were derived from a commercial bank in China, Merchant Bank, $395,814 (Equivalent to RMB 2,500,000), due June 2013 and $1,187,441 (Equivalent to RMB7,500,000) , due September 2013 and another which was derived from Jilin Bank, due December 2013 , $2,849,860 (Equivalent to 18,000,000), respectively after obtaining the bank facility that came from another commercial bank in China, Shanghai Pudong Development Bank in order to integrate credit resourcing and saving credit costs.

On June 2012, the Company obtained a short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This note is unsecured, carries interest at 6% per annum, payable at maturity and due on May 31, 2013. Upon maturity, the note holder was agreed to extend the maturity term to May 31, 2014.

On December 2013, the Company obtained a bank note of $2,289,827 (Equivalent to RMB 14,000,000) from Shanghai Pudong Development Bank, due June 2014, which is collateralized by restricted cash of RMB 12,000,000. The bank note was issued to settle the accounts payable and there was no cash proceeds from this bank note.

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

45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NF Energy Saving Corporation

We have audited the accompanying consolidated balance sheets of NF Energy Saving Corporation and its subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
Certified Public Accountants

Hong Kong, China
March 20, 2014

NF ENERGY SAVING CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,020,760	$3,071,367
Restricted cash	1,962,709	791,628
Accounts receivable, net	5,251,974	6,657,380
Retention receivable, current	498,095	883,421
Inventories	2,647,947	1,205,560
Prepayments and other receivables	1,109,906	1,083,726

Total current assets	12,491,391	13,693,082

Non-current assets:
Deposits on property purchase	-	2,216,558
Property, plant and equipment, net	14,715,968	10,587,181
Land use right, net	3,105,027	3,071,015
Construction in progress	12,363,807	13,263,866

TOTAL ASSETS	$42,676,193	$42,831,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,085,336	$1,380,213
Short-term bank borrowings	6,869,480	6,016,370
Notes payable, related parties	1,500,000	3,079,139
Income tax payable	554	-
Amount due to a related party	431,682	431,682
Convertible promissory notes, net	-	960,000
Other payables and accrued liabilities	924,516	1,150,948

Total current liabilities	10,811,568	13,018,352

TOTAL LIABILITIES	10,811,568	13,018,352

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,619,147 and 5,326,501 shares issued and outstanding, respectively	5,619	5,326
Additional paid-in capital	9,697,496	8,463,291
Deferred compensation	(94,052)	-
Statutory reserve	2,226,878	2,212,951
Accumulated other comprehensive income	4,710,113	3,619,119
Retained earnings	15,318,571	15,512,663

Total stockholders’ equity	31,864,625	29,813,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,676,193	$42,831,702

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2013	2012
REVENUES, NET
Products	$4,693,248	$6,866,959
Services	981,685	2,402,057
Total revenues, net	5,674,933	9,269,016

COST OF REVENUES:
Cost of products	3,468,117	5,819,446
Cost of services	664,022	1,604,500
Total cost of revenues	4,132,139	7,423,946

GROSS PROFIT	1,542,794	1,845,070

OPERATING EXPENSES:
Sales and marketing	98,863	196,033
General and administrative	1,057,738	1,082,702
Total operating expenses	1,156,601	1,278,735

INCOME FROM OPERATIONS	386,193	566,335

Other (expense) income:
Other income	36,504	-
Interest income	36,686	33,002
Interest expense	(592,528)	(468,031)
Total other expense	(519,338)	(435,029)

(LOSS) INCOME BEFORE INCOME TAXES	(133,145)	131,306

Income tax expense	(47,020)	(43,272)

NET (LOSS) INCOME	$(180,165)	$88,034

Other comprehensive income:
– Foreign currency translation gain	1,090,994	187,765

COMPREHENSIVE INCOME	$910,829	$275,799

Net (loss) income per share:
– Basic	$(0.03)	$0.02
– Diluted	$(0.03)	$0.02

Weighted average common shares outstanding:
– Basic	5,478,095	5,326,501
– Diluted	5,478,095	5,454,501

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net (loss) income	$(180,165)	$88,034
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	831,084	842,050
Gain on disposal of plant and equipment	(28,891)	-
(Recovery of) allowance for doubtful accounts	(5,947)	28,956
Shares issued for service rendered	128,848	-
Interest expenses, non-cash	16,762	19,728
Settlement of interest payable in lieu of stock	(34,836)	-
Change in operating assets and liabilities:
Accounts and retention receivable	2,021,333	3,844,641
Inventories	(1,383,490)	(620,685)
Prepayments and other receivables	(29,792)	494,695
Accounts payable, trade	(335,876)	(1,313,633)
Income tax payable	39,072	(131,671)
Other payables and accrued liabilities	(145,394)	(275,186)
Net cash provided by operating activities	892,708	2,976,929

Cash flows from investing activities:
Purchase of property, plant and equipment	(96,038)	(63,604)
Proceeds from disposal of property, plant and equipment	158,174	-
Deposit payment on property purchase	-	(2,215,246)
Payments on construction in progress	(984,129)	(971,590)
Net cash used in investing activities	(921,993)	(3,250,440)

Cash flows from financing activities:
Change in restricted cash	(1,129,366)	791,159
(Repayment on) proceeds from note payable, related party	(1,609,185)	1,578,205
Proceeds from short-term bank borrowings	6,372,849	5,403,618
Repayment on short-term bank borrowings	(5,727,497)	(6,724,853)
Payments on finance lease	-	(34,463)
Net cash (used in) provided by financing activities	(2,093,199)	1,013,666

Effect on exchange rate change on cash and cash equivalents	71,877	13,756

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,050,607)	753,911

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,071,367	2,317,456

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,020,760	$3,071,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$7,948	$222,326
Cash paid for interest	$507,641	$448,303

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of promissory notes	$960,000	$-

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

						Accumulated
						other		Total
	Common stock		Additional	Deferred	Statutory	comprehensive	Retained	stockholders’
	No. of shares	Amount	paid-in capital	compensation	reserve	income	earnings	equity

Balance as of January 1, 2012	5,326,501	$5,326	$8,443,563	$-	$2,203,798	$3,431,354	$15,433,782	$29,517,823

Foreign currency translation adjustment	-	-	-	-	-	187,765	-	187,765
Imputed interest on related party notes	-	-	19,728	-	-	-	-	19,728
Net income for the year	-	-	-	-	-	-	88,034	88,034
Appropriation to statutory reserve	-	-	-	-	9,153	-	(9,153)	-

Balance as of December 31, 2012	5,326,501	$5,326	$8,463,291	$-	$2,212,951	$3,619,119	$15,512,663	$29,813,350

Balance as of January 1, 2013	5,326,501	5,326	8,463,291	-	2,212,951	3,619,119	15,512,663	29,813,350

Foreign currency translation adjustment	-	-	-	-	-	1,090,994	-	1,090,994
Imputed interest on related party notes	-	-	16,762	-	-	-	-	16,762
Conversion of promissory notes and interest payable	132,646	133	994,703	-	-	-	-	994,836
Shares issued for service to be rendered	160,000	160	222,740	(94,052)	-	-	-	128,848
Net loss for the year	-	-	-	-	-	-	(180,165)	(180,165)
Appropriation to statutory reserve	-	-	-	-	13,927	-	(13,927)	-

Balance as of December 31, 2013	5,619,147	$5,619	$9,697,496	$(94,052)	$2,226,878	$4,710,113	$15,318,571	$31,864,625

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation (the “Company” or “NFEC”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to “Global Broadcast Group, Inc.” On November 12, 2004, the Company changed its name to “Diagnostic Corporation of America.” On March 15, 2007, the Company changed its name to “NF Energy Saving Corporation of America.” On August 24, 2009, the Company further changed its current name to “NF Energy Saving Corporation.” On October 1, 2010, the Company’s common stock was traded on Nasdaq global market. On March 7, 2012, and upon approval by NASDAQ, the common stock transferred from the Nasdaq Global Market to the Nasdaq Capital Market.

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

Description of subsidiaries

			Particulars of
	Place of incorporation		issued/		Effective
	and kind of	Principal activities	registered share		interest
Name	legal entity	and place of operation	capital		held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$	5,000,000	100%

Liaoning Nengfa Weiye Tei Fa Sales Co., Ltd. (“Sales Company”)	The PRC, a limited liability company (under deregistration process)	Sales and marketing of valves components and products in the PRC	RMB	5,000,000	99%

NFEC and its subsidiaries are hereinafter referred to as (the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Basis of consolidation

The consolidated financial statements include the financial statements of NFEC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to December 31, 2013, in which the Company holds 99%-majority interest and has the ability to exercise significant influence over Sales Company. The Sales Company anticipated the de-registration process with the local authority since the third quarter of 2013. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the years presented.

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

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2013 and 2012, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Building	30 – 50 years	5%
Plant and machinery	10 – 20 years	5%
Furniture, fixture and equipment	5 – 8 years	5%

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment and land use right held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2013 and 2012.

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

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2013 and 2012.

•	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $79,450 and $50,207 of such costs for the years ended December 31, 2013 and 2012.

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

For the years ended December 31, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2013, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority. For the year ended December 31, 2013, the Company filed and cleared 2012 tax return with its local tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the years ended December 31, 2013 and 2012.

•	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

Translation of amounts from RMB into US$has been made at the following exchange rates for the respective year:

	2013	2012
Year-end RMB:US$ exchange rate	6.1140	6.3161
Annual average RMB:US$ exchange rate	6.1982	6.3198

•	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2013 and 2012, the Company operates in two reportable operating segments in the PRC.

•	Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC Topic 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2012-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2012-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The ASU is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods and requires retrospective application for all comparative periods presented. The Company adopted the ASU effective January 1, 2013. The adoption of this standard did not have any effect on the Company’s financial condition, results of operations and cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”.) The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. New disclosure requirements are effective for fiscal periods beginning after December 15, 2012 and are applied prospectively. The Company adopted the ASU effective January 1, 2013. The adoption of this standard did not have any effect on the Company’s financial reporting because the only item that had historically affected AOCI and therefore included in cumulative AOCI was currency translation adjustments.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company does not expect the adoption of this pronouncement to have a material effect on its financial condition, results of operations and cash flows.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the periods commencing January 1, 2014, and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impacts of this new standard on its financial conditions, results of operating and cash flows.

3.	ACCOUNTS AND RETENTION RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company recovered $5,947 allowance and recognized $28,956 allowance for the years ended December 31, 2013 and 2012, respectively.

	As of December 31,
	2013	2012

Accounts receivable, cost	$5,283,935	$6,694,154
Retention receivable, cost	498,095	883,421
	5,782,030	7,577,575
Less: allowance for doubtful accounts	(31,961)	(36,774)

Accounts and retention receivable, net	$5,750,069	$7,540,801

Up to February 28, 2014, the Company has subsequently recovered from approximately 14% of accounts and retention receivable as of December 31, 2013.

4.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2013	2012

Raw materials	$360,464	$486,090
Work-in-process	681,489	90,898
Finished goods	1,605,994	628,572
	$2,647,947	$1,205,560

For the years ended December 31, 2013 and 2012, no allowance for obsolete inventories was recorded by the Company.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	As of December 31,
	2013	2012

Prepayment to vendors for raw materials	$920,723	$617,859
Guarantee deposit	-	316,651
Prepaid operating expenses	128,206	106,339
Advanced to employees	52,804	-
Income tax recoverable	-	37,806
Other receivables	8,173	5,071

	$1,109,906	$1,083,726

The Company generally makes prepayments to vendors for raw materials in the normal course of business. Prepayments to vendors are recorded when payment is made by the Company and relieved against inventory when goods are received, which include provisions that set the purchase price and delivery date of raw materials.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2013	2012

Building	$11,588,428	$7,191,316
Plant and machinery	5,379,070	5,467,297
Furniture, fixture and equipment	59,778	68,597
Foreign translation difference	1,278,836	773,374
	18,306,112	13,500,584
Less: accumulated depreciation	(3,317,550)	(2,744,994)
Less: foreign translation difference	(272,594)	(168,409)

Property, plant and equipment, net	$14,715,968	$10,587,181

Depreciation expense for the years ended December 31, 2013 and 2012 were $764,500 and $776,748, of which $684,680 and $733,975 were included in cost of revenue, respectively.

7.	LAND USE RIGHT

Land use right consisted of the following:

	As of December 31,
	2013	2012

Land use right, at cost	$3,044,062	$3,044,062
Less: accumulated amortization	(264,105)	(190,124)
	2,779,957	2,853,938
Add: foreign translation difference	325,070	217,077

Land use right, net	$3,105,027	$3,071,015

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Amortization expense for the years ended December 31, 2013 and 2012 were $66,584 and $65,302, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending December 31:
2014	$67,501
2015	67,501
2016	67,501
2017	67,501
2018	67,501
Thereafter	2,767,522

Total:	$3,105,027

8.	CONSTRUCTION IN PROGRESS

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

The first phase of construction project was completed and began its operations in December 2012. The cost of construction was transferred to property, plant and equipment and its depreciation expense was recorded in 2013. The second phase of construction project was structurally completed in 2013 and granted the approval of fire security by local authority in March 2014. The cost of construction is expected to transfer to property, plant and equipment in the second quarter of 2014.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	As of December 31,
	2013	2012
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB4,000,000, due January 2013, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	$-	$633,302

Equivalent to RMB2,000,000, due February 2013, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	-	316,651

Equivalent to RMB4,000,000, due February 2013, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	-	633,302

Equivalent to RMB14,000,000, due June 2014, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	2,289,827	-

Short-term borrowings:
Equivalent to RMB7,500,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 26, 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC	-	1,187,441

Equivalent to RMB2,500,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due June 30, 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC	-	395,814

Equivalent to RMB18,000,000 with interest rate at 1.3 times of the Bank of China Benchmark Lending Rate, monthly payable, due December 27, 2013, which is guaranteed by a guarantee company in Shenyang City, the PRC and the Company’s director, Mr. Gang Li		2,849,860

Equivalent to RMB11,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due April 8, 2014, which is guaranteed by its vendor and secured by land use right	1,799,149	-

Equivalent to RMB10,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due April 8, 2014, which is guaranteed by its vendor	1,635,590	-

Equivalent to RMB7,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due May 28, 2014, which is guaranteed by its vendor	1,144,914	-

Total short-term bank borrowings	$6,869,480	$6,016,370

The effective Bank of China Benchmark Lending rate was 6% per annum for the years ended December 31, 2013 and 2012.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

10.	NOTES PAYABLE, RELATED PARTY

Notes payable consist of the following:
	As of December 31,
	2013	2012

Note due to related party A	$1,500,000	$1,500,000
Note due to related party B	-	1,579,139

	$1,500,000	$3,079,139

These related parties are controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO).

The note due to related party A is unsecured, carries interest at 6% per annum (2012: 2.5% per annum), payable at maturity and due on May 31, 2014.

The note due to related party B is unsecured, interest-free, and was fully repaid in the second quarter of 2013. For the year ended December 31, 2013, imputed interest of $16,762 was recorded in additional paid-in capital.

11.	AMOUNT DUE TO A RELATED PARTY

As of December 31, 2013 and 2012, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

12.	CONVERTIBLE PROMISSORY NOTES

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

The Notes while outstanding had an effective interest at the rate of 6% per annum and, absent an “event of default,” were payable in shares of the Company’s Common Stock. Provided no "event of default" has occurred and is not then continuing, the Notes initially were to convert upon the earlier to occur of (i) the commencement of trading of the Company's Common Stock on a major US stock exchange, or (ii) one year after issuance. Upon conversion, the holders of the Notes shall receive such number of shares of Common Stock equal to the quotient obtained by dividing (a) the then-outstanding principal amount and accrued but unpaid interest on the Notes by (b) the then-current conversion price. The conversion price is subject to adjustment for stock dividends, splits, combinations and similar events. The Notes while outstanding were secured by a security interest in and lien upon all of the Company’s assets.

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

The Company engaged an independent appraiser to perform a valuation of the Notes and the Company determined that the Notes should be recorded in accordance with ASC Topic 470-20, “Debt with conversion and other options”. The Company allocated the proceeds received between the Notes and the Warrants on a relative fair value basis. The relative fair values of the Notes and the Warrants determine the debt discount attributable to the Warrants and are recorded as additional paid-in capital. The resulting discount on the Notes is being amortized over the life of the Notes using the effective interest method. As of December 31, 2012, the carrying value of the convertible promissory notes amounted to $960,000.

As of February 24, 2011, the Company and the holders of the Notes mutually agreed to extend the maturity date to February 24, 2012 and the Warrants were fully cancelled. The maturity date of the Notes was subsequently extend to February 24, 2013.

Upon the maturity date on February 24, 2013, these promissory notes and accrued interest were fully converted 132,646 shares of the Company’s common stock at a conversion price of $7.5 per share.

13.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2013	2012

Payable to equipment vendors	$220,246	$247,384
Customer deposits	98,435	316,732
Value-added tax payable	71,948	117,360
Provision for contingent liability	200,000	200,000
Accrued operating expenses	258,033	193,177
Other payable	75,854	76,295

	$924,516	$1,150,948

14.	STOCKHOLDERS’ EQUITY

(a)       Common stock

On February 24, 2013, the Company issued 132,646 shares of its common stock to the Note holders at a price of $7.50 per share to fully convert the promissory notes and related interest with an aggregate amount of $994,836.

For the year ended December 31, 2013, the Company issued an aggregate 160,000 shares of its common stock to a consultant for investor relative services to be rendered. On August 9, 2013, the Company issued 60,000 shares of its common stock at a market value of $0.79 per share, or a total value of $47,400. On October 8, 2013, the Company also issued 100,000 shares of its common stock at a market value of $1.755 per share, or a total value of $175,500. As of December 31, 2013, the Company recorded deferred compensation of $94,052 to be amortized over its remaining service period and $128,848 was charged as expense in the operation.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2013 and 2012, the Company had a total of 5,619,147 and 5,326,501 shares of its common stock issued and outstanding.

(b)       Warrants

Transactions involving warrants during the year ended December 31, 2013 are summarized as follows (warrants were not issued to employees):

Warrants outstanding
Weighted
			Weighted	average
		Exercise price	average	grant-date fair
	Number of	range per	exercise price	value per
	warrants	share	per share	share

Balance as of December 31, 2013 and 2012	23,334	4.50	$4.50	$7.93

The warrants were cancelled in relation to the extension of convertible promissory notes. The Company adopted ASC 718 using the Black-Scholes Option-Pricing model to measure the fair value of warrants on the grant date, with the following assumptions:

Expected life (in years)	5
Volatility	340.61%- 456.53%
Risk free interest rate	2.28% - 2.89%
Dividend yield	0%

15.	INCOME TAXES

For the years ended December 31, 2013 and 2012, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended December 31,
	2013	2012
Tax jurisdiction from:
- Local	$(229,217)	$(2,248)
- Foreign	96,072	133,554

(Loss) income before income taxes	$(133,145)	$131,306

The provision for income taxes consisted of the following:

	Years ended December 31,
	2013	2012
Current:
- Local	$-	$-
- Foreign	47,020	43,272

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$47,020	$43,272

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

As of December 31, 2013, the operations in the United States of America incurred $2,892,175 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $983,340 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2013 and 2012 is as follows:

	Years ended December 31,
	2013	2012

Income before income taxes from PRC operation	$96,072	$133,554
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	24,018	33,389
Tax effect of non-deductible items	23,002	9,690
Tax adjustments	-	193

Income tax expense	$47,020	$43,272

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$983,340	$905,406
Less: valuation allowance	(983,340)	(905,406)

Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $983,340 as of December 31, 2013. In 2013, the valuation allowance increased by $77,934, primarily relating to net operating loss carryforwards from the local tax regime.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

16.	NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012

Net (loss) income attributable to common shareholders	$(180,165)	$88,034

Weighted average common shares outstanding – Basic	5,478,095	5,326,501
Plus: incremental shares from assumed conversions
- Convertible shares from convertible promissory notes	-	128,000
Weighted average common shares outstanding – Diluted	5,478,095	5,454,501

Net (loss) income per share – Basic	$(0.03)	$0.02
Net (loss) income per share – Diluted	$(0.03)	$0.02

For the years ended December 31, 2013 and 2012, warrants exercisable to 23,334 shares of common stock were excluded from the diluted income per share as the exercise price of the warrants was higher than the average market price of the common stock during the year, thereby making the warrants anti-dilutive under the treasury method.

17.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries of the Company in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. These benefits are required to accrue for, based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $195,984 and $199,520 for the years ended December 31, 2013 and 2012, respectively.

18.	STATUTORY RESERVES

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

For the years ended December 31, 2013 and 2012, the Company’s subsidiaries made appropriation of $13,927 and $9,153 to statutory reserve, respectively.

19.	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

⋅	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

⋅	Energy-saving related business – provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2013 and 2012. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2013 and 2012:

	Year ended December 31, 2013
	Heavy
	manufacturing	Energy-saving
	business	related business	Total
Operating revenues, net:
- Products	$4,693,248	$-	$4,693,248
- Services	981,685	-	981,685
Total operating revenues	5,674,933		5,674,933
Cost of revenues	(4,132,139)	-	(4,132,139)

Gross profit	1,542,794	$-	$1,542,794
Depreciation and amortization	831,084	-	831,084
Total assets	42,676,193	-	42,676,193
Expenditure for long-lived assets	$1,080,167	$-	$1,080,167

	Year ended December 31, 2012
	Heavy
	manufacturing	Energy-saving
	business	related business	Total
Operating revenues, net:
- Products	$6,866,959	$-	$6,866,959
- Services	2,402,057	-	2,402,057
Total operating revenues	9,269,016	-	9,269,016
Cost of revenues	(7,423,946)	-	(7,423,946)

Gross profit	1,845,070	-	1,845,070
Depreciation and amortization	842,050	-	842,050
Total assets	42,831,702	-	42,831,702
Expenditure for long-lived assets	$1,035,194	$-	$1,035,194

All long-lived assets are located in the PRC.

20.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the year ended December 31, 2013, one customer represented more than 10% of the Company’s revenues. This customer (Customer A) accounted for 71% of the Company’s revenues amounting to $4,003,164, with $3,743,254 of accounts receivable.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended December 31, 2012, the customers who accounted for 10% or more of the Company’s revenues and its outstanding balances as at year-end date are presented as follows:

	Year ended December 31, 2012			December 31, 2012
				Accounts and
		Percentage		retention
Customer	Revenues	of revenues		Receivable

Customer A	$3,075,963	33%		$3,834,397
Customer B	2,123,796	23%		1,303,647

Total:	$5,199,759	56%	Total:	$5,138,044

All customers are located in the PRC.

(b)       Major vendors

For the year ended December 31, 2013, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2013			December 31, 2013
		Percentage		Accounts
Vendor	Purchases	of purchases		Payable

Vendor A	$642,149	15%		$-
Vendor E	513,534	12%		25,939
Vendor F	465,429	11%		2,059

Total:	$1,621,112	38%	Total:	$27,998

	Year ended December 31, 2012			December 31, 2012
		Percentage		Accounts
Vendor	Purchases	of purchases		Payable

Vendor A	$2,338,124	34%		$-
Vendor B	842,173	12%		-

Total:	$3,180,297	46%	Total:	$-

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d)       Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under related party notes and short-term bank borrowing. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2013, borrowings under related party notes were at fixed rates and short-term bank borrowing was at variable rates.

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

21.	COMMITMENTS AND CONTINGENCIES

(a)	Litigation

Robert E. Dawley v. NF Energy Corp. of America, M.D. Fla. Case no. 6:10-cv-0115-Orl-22DAB. Robert Dawley (“Dawley”) commenced this action in the United States District Court for the Middle District of Florida against the Company, Mr. Gang Li and counsel on October 1, 2012. The allegations in this action are identical to those that Dawley raised in a prior proceeding in which the United States Court of Appeals for the Eleventh Circuit entered judgment against him and in favor of the Company.

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In October 19, 2012, The Eleventh Circuit Court of Appeals affirmed the District Court’s dismissal of Dawley’s claims.

As of December 31, 2013, the Company accrued $200,000 for this contingent liability and the Company’s directors, Mr. Gang Li and Ms. Li Hua Wang have personally agreed to guarantee all contingent liabilities and costs to be incurred in connection with this litigation claim.

22.     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2013 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures .

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, based on the material weaknesses defined below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting is not effective.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2013:

?
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

(c)     Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Gang, Li	61	Chairman and Chief Executive Officer and President

Lihua, Wang	54	Director, CFO

Mia Kuang, Ching	48	Independent Director, Chair of Audit Committee

Jason, Wang	61	Independent Director, Chair of Nomination Committee

Jiuding, Yan	48	Independent Director, Chair of Compensation Committee

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

Since May 1996, Ms. Wang has been involved in the building of Liaoning Energy Management Contract (EMC) Project Company, which is one of the three pilot and demonstration companies of the GEF/WB/NDRC China Energy Conservation Promotion Project. . Ms. Wang is the chief financial officer of Liaoning EMC. In August 2003, the World Bank recommended her as the premier expert to the Chinese EMC Association. We believe Ms. Wang’s qualifications to serve on our Board of Directors include her knowledge of PRC tax policies, her ability to manage corporate risk, and her experience in project assessments.

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

Jianxin Wang — Independent Director, Chairman of Nomination Committee

Mr. Jianxin Wang, Independent Director of NFEC, is a senior corporate executive with over 15 years of experience in promoting industrial energy efficiency, and strong leadership skills in corporate strategy development, business management and equity investment, as well as in depth knowledge on Chinese government policies and regulations on clean technology, renewable energy and energy efficiency. Mr. Wang has been the Vice President of International Fund for China’s Environment, a Washington DC based NGO since December 2013. Between September 2011 and December 2013, Mr. Wang was the General Manager of Gaoping Ronggao PV Solar Development Co. Ltd, a privately owned Chinese wafer and PV cell company. From January 2008 until December 2010, Mr. Wang was the Managing Director of China Carbon Corporation (CCC), an international company engaged in carbon trading, and the Managing Director of Cosmos International Corp. a Canadian investment consulting firm in Beijing. Previously, Mr. Wang served as the President of Sparkles International Development Corp. a Virginia based energy efficiency consulting and trading firm from 1993 to December 2007, and a senior consultant for Chicago Climate Exchange in 2006 and a research assistant at the World Bank in 1991. Mr. Wang is the Deputy Director of the Enterprise Energy Saving Committee and the Deputy Secretary General of the Energy Efficiency Investment and Assessment Committee of China Energy Research Society and he is an energy expert for the State Development Bank of China.

Mr. Wang became an Independent Director of the Company in August 2009 and is Chairman of the Nominating Committee. We believe Mr. Wang’s qualifications to serve on our Board of Directors include his experience in the areas of climate change and carbon trade and energy efficiency.

Jiuding Yan- Independent Director-Chairman of Compensation Committee

Jiuding Yan became an Independent Director of the Company in September 2009. Mr. Jiuding Yan had been the Vice President of Zhong Tian Securities Corporation Limited since July 2004. From 1996 to July 2004, Mr. Yan was the Deputy General Manager of Liaoning Orient Securities Company. Mr. Yan has degrees from Shenyang Agricultural University and the California State University, Hayward.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2013. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

We did not provide any compensation to our executive officers for the years ended December 31, 2013or 2012.

Compensation of Directors

As at December 31, 2013, we had three non-employee directors, to whom we provided a total amount of $72,000 in compensation, as set forth in the table below. As employees of the Company and/or its subsidiaries, Gang Li and Lihua Wang received no additional compensation for their services as directors.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 2013

	Fees Earned or	All Other
	Paid in Cash	Compensation	Total
Name	($)	($)	($)
Mia Kuang Ching	24,000	N/A	24,000
Jianxin (Jason) Wang	24,000	N/A	24,000
Jiuding Yan	24,000	N/A	24,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of NF Energy Saving Corporation’s Common Stock as of March 11, 2014, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of NF Energy Saving Corporation’s Common Stock, (ii) each director and executive officer; and (iii) all directors and named executive officer of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 11, 2014, there were 5,619,147 shares of common stock outstanding. As of March 11, 2013, there were no preferred shares outstanding.

Name and Address of Beneficial	Amount and Nature of	Percentage of Beneficial
Owner(s)	Beneficial Owner(s) (1) (2)	Ownership

Pelaria (3)	2,540,119	45.2%
P.O. Box 957
Offshore Incorporations Centre
Road Town, Tortola

Gang, Li (4)	2,032,095	36.16%
Chairman, CEO and President

Lihua Wang (5)	508,024	9.04%
Director and CFO

Mia Kuang Ching	0	0%
Independent Director
Chair of Audit Committee

Jianxin (Jason) Wang	0	0%
Independent Director
Chair of Nomination Committee

Jiuding Yan	0	0%
Independent Director
Chair of Compensation Committee

All officers and directors as a group (five persons)	2,540,119	45.2%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

In June 2012, the Company obtained a short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This note is unsecured, carries interest at 6% per annum, payable at maturity and due on May 31, 2013. Prior to maturity, the note holder was agreed to extend the maturity term to May 31, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services
The following table represents the aggregate fees billed for professional audit services rendered by our independent auditor, HKCMCPA Company Limited (“HKCMCPA”) for their audit of our annual financial statements during the years ended December 31, 2013 and 2012. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2013	2012

Audit Fees	$74,500	$74,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Accounting Fees and Services	$74,500	$74,500

Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, The amounts $74,500 shown for HKCMCPA in 2013 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2013, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2013. The amounts $74,500 shown for HKCMCPA in 2012 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2012, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2012.

Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements. There were no audit-related fees billed during the years ended December 31, 2013 or 2012.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2013 or 2012.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e. Audit Fees, Audit-Related Fees, Tax Fees and allowable working costs. There were no other fees billed during the years ended December 31, 2013 or 2012.

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

NF ENERGY SAVING CORPORATION
(Registrant)

Date: March 28, 2014	By:	/s/ Gang Li
Gang Li President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gang Li	President, Chief Executive Officer and	March 28, 2014
Gang Li	Chairman (principal executive officer)

/s/ Lihua Wang	Chief Financial Officer and Director	March 28, 2014
Lihua Wang	(principal financial officer and principal
accounting officer)

/s/ Mia Kuang Ching	Independent Director, Chair of Audit	March 28, 2014
Mia Kuang Ching	Committee

/s/ Jianxin Wang	Independent Director, Chair of	March 28, 2014
Jianxin Wang	Nomination Committee

/s/ Jiuding Yan	Independent Director	March 28, 2014
Jiuding Yan	Chair of Compensation Committee

INDEX TO EXHIBITS

Exhibit		Incorporated by
Number	Description	Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.3	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009
3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 16, 2010
3.5	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
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

