Form 10-Q
period 2014-03-31
NF Energy Saving Corp
filed 2014-05-13
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2014

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 3106 Block C, 390 Qingnian Avenue, Heping District

Shenyang, P. R. China 110002

(Address of Principal Executive Offices)

(8624) 25609775

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

As of May 5, 2014, the registrant had 5,659,147 shares of common stock, $0.001 par value, issued and outstanding.

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

1

2

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$628,031	$1,020,760
Restricted cash	1,946,661	1,962,709
Accounts receivable, net	5,815,222	5,251,974
Retention receivable, current	596,225	498,095
Inventories	2,976,079	2,647,947
Prepayments and other receivables	1,105,391	1,109,906

Total current assets	13,067,609	12,491,391

Non-current assets:
Property, plant and equipment, net	14,405,399	14,715,968
Land use rights, net	3,062,904	3,105,027
Construction in progress	12,262,720	12,363,807

TOTAL ASSETS	$42,798,632	$42,676,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,523,892	$1,085,336
Short-term bank borrowings	6,951,204	6,869,480
Note payable, related party	1,500,000	1,500,000
Amount due to a related party	431,682	431,682
Income tax payable	38	554
Other payables and accrued liabilities	828,286	924,516

Total current liabilities	11,235,102	10,811,568

TOTAL LIABILITIES	11,235,102	10,811,568

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,619,147 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	5,619	5,619
Additional paid-in capital	9,697,496	9,697,496
Deferred compensation	(6,787)	(94,052)
Statutory reserve	2,226,878	2,226,878
Accumulated other comprehensive income	4,431,487	4,710,113
Retained earnings	15,208,837	15,318,571

Total stockholders’ equity	31,563,530	31,864,625

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,798,632	$42,676,193

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2014	2013
REVENUE, NET:
Product	$1,615,111	$881,963
Services	133,815	416,650
Total operating revenues, net	1,748,926	1,298,613

COST OF REVENUES:
Cost of products	1,235,521	637,123
Cost of services	107,644	250,515
Total cost of revenues	1,343,165	887,638

GROSS PROFIT	405,761	410,975

OPERATING EXPENSES:
Sales and marketing	17,932	31,576
General and administrative	392,636	281,510
Total operating expenses	410,568	313,086

(LOSS) INCOME FROM OPERATIONS	(4,807)	97,889

Other (expense) income:
Other income	134	30,258
Interest income	88	1,980
Interest expense	(104,855)	(101,256)
Total other expense	(104,633)	(69,018)

(LOSS) INCOME BEFORE INCOME TAXES	(109,440)	28,871

Income tax expense	(294)	(19,106)

NET (LOSS) INCOME	$(109,734)	$9,765

Other comprehensive income:
– Foreign currency translation (loss) gain	(278,626)	181,197

COMPREHENSIVE (LOSS) INCOME	$(388,360)	$190,962

Net (loss) income per share:
– Basic	$(0.02)	$0.00
– Diluted	$(0.02)	$0.00

Weighted average common shares outstanding:
– Basic	5,619,147	5,378,665
– Diluted	5,619,147	5,378,665

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2014	2013
(Restated)
Cash flows from operating activities:
Net (loss) income	$(109,734)	$9,765
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	209,669	201,977
Imputed interest expenses, non-cash	-	9,917
Amortization of deferred compensation	87,265	-
Gain on disposal of plant and equipment	-	(26,290)
Change in operating assets and liabilities:
Accounts and retention receivable	(713,548)	(713,917)
Inventories	(352,328)	(627,801)
Prepayments and other receivables	(4,220)	101,998
Accounts payable	450,687	444,156
Income tax payable	(515)	19,106
Other payables and accrued liabilities	(92,413)	(180,748)
Net cash used in operating activities	(525,137)	(761,837)

Cash flows from investing activities:
Purchase of plant and equipment	(1,173)	-
Proceeds from disposal of plant and equipment	-	159,088
Payments on construction in progress	-	(218,960)
Net cash used in investing activities	(1,173)	(59,872)

Cash flows from financing activities:
Proceeds from short-term bank borrowings	138,892	-
Repayment on short-term bank borrowings	-	(941,802)

Net cash provided by (used in) financing activities	138,892	(941,802)

Effect on exchange rate change on cash and cash equivalents	(5,311)	15,719

NET CHANGE IN CASH AND CASH EQUIVALENTS	(392,729)	(1,747,792)

BEGINNING OF PERIOD	1,020,760	3,071,367

END OF PERIOD	$628,031	$1,323,575

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$809	$87
Cash paid for interest	$82,355	$91,339

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of convertible promissory notes and interest	$-	$994,836

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Deferred compensation	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity

Balance as of January 1, 2014	5,619,147	$5,619	$9,697,496	$(94,052)	$2,226,878	$4,710,113	$15,318,571	$31,864,625

Amortization of deferred compensation	-	-	-	87,265	-	-		87,265

Foreign currency translation adjustment	-	-	-	-	-	(278,626)	-	(278,626)

Net loss for the period	-	-	-	-	-	-	(109,734)	(109,734)

Balance as of March 31, 2014	5,619,147	$5,619	$9,697,496	$(6,787)	2,226,878	$4,431,487	$15,208,837	$31,563,530

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

In the opinion of management, the consolidated balance sheet as of December 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$3,580,880	100%

Liaoning Nengfa Weiye Tei Fa Sales Co., Ltd. (“Sales Company”)	The PRC, a limited liability company (under deregistration process)	Sales and marketing of valves components and products in the PRC	RMB5,000,000	99%

NFEC and its subsidiaries are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to March 31, 2014, in which the Company holds 99%-majority equity interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the periods presented.

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

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2014, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

Amortization expense for the three months ended March 31, 2014 and 2013 was $16,859 and $16,414, respectively. The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending March 31:
2015	$66,949
2016	66,949
2017	66,949
2018	66,949
2019	66,949
Thereafter	2,728,159

Total:	$3,062,904

•	Plant and equipment

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

Depreciation expense for the three months ended March 31, 2014 and 2013 was $192,810 and $185,563, respectively.

•	Impairment of long-lived assets

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended March 31, 2014.

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

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, these products are manufactured and configured to customer requirements. The Company typically produces and builds the energy saving flow control equipment for customers in a period from 1 to 6 months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and product specifications, to its full satisfaction, then the Company makes delivery to the customer.

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three months ended March 31, 2014 and 2013.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

For the three months ended March 31, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2014, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three months ended March 31, 2014 and 2013.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2014	March 31, 2013
Period-end RMB:US$1 exchange rate	6.1644	6.2816
Average period RMB:US$1 exchange rate	6.1199	6.2858

•	Related parties

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

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term bank borrowings and note payable approximate the carrying amount.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements are expected to cause a material impact on its financial condition or the results of its operations.

NOTE - 4 ACCOUNTS AND RETENTION RECEIVABLES

	March 31, 2014	December 31, 2013

Accounts receivable, cost	$5,846,922	$5,283,935
Retention receivable, cost	596,225	498,095
	6,443,147	5,782,030
Less: allowance for doubtful accounts	(31,700)	(31,961)
Accounts and retention receivable, net	$6,411,447	$5,750,069

Up to April, 2014, the Company has subsequently recovered from approximately 11% of accounts and retention receivable as of March 31, 2014.

NOTE - 5 CONSTRUCTION IN PROGRESS

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. It covers an area of 81,561 sq. m acres. Phase I of the project was structurally completed and began its operations in December 2011. Phase II of the project was structurally completed in December 2012, but is not yet fully operational. The completion of the project was postponed in 2013 due to adverse market conditions. As of March 31, 2014, 25% of the smelting equipment was installed, the hoisting equipment was fully installed and the cleaning equipment was in the process of being installed. The Company expects the facility to be fully operational by the end of 2014 based upon the approval of fire security by the local authority.

NOTE - 6 SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	March 31, 2014	December 31, 2013
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB14,850,000 (2012: RMB14,000,000), due June 2014, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	$2,408,994	$2,289,827

Short-term borrowings:
Equivalent to RMB11,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due April 8, 2014, which is guaranteed by its vendor and secured by land use right	1,784,440	1,799,149

Equivalent to RMB10,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due April 8, 2014, which is guaranteed by its vendor	1,622,218	1,635,590

Equivalent to RMB7,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due May 28, 2014, which is guaranteed by its vendor	1,135,552	1,144,914

Total short-term bank borrowings	$6,951,204	$6,869,480

The effective Bank of China Benchmark Lending rate is 6% and 6% per annum for the three months ended March 31, 2014 and 2013.

NOTE - 7 AMOUNT DUE TO A RELATED PARTY

As of March 31, 2014, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE - 8 NOTE PAYABLE, RELATED PARTY

The note due to a related party is unsecured, carries interest at 6% per annum (2013: 2.5% per annum), payable at maturity and due on May 31, 2014. This related party is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO).

NOTE - 9 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013

Payable to equipment vendors	$98,179	$220,246
Customer deposits	111,759	98,435
Value added tax payable	7,515	71,948
Provision for contingent liability	200,000	200,000
Accrued operating expenses	274,400	258,033
Accrued salary	54,404	46
Other payable	82,029	75,808
	$828,286	$924,516

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 10 INCOME TAXES

NFEC is incorporated in the State of Delaware and is subject to the tax laws of United States of America.

As of March 31, 2014,its operations in the United States of America incurred $3,010,006 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,023,402 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
	2014	2013

Income (loss) before income taxes from PRC operation	$8,391	$(36,931)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	2,098	(9,233)
Effect from non-deductible items	(1,804)	28,339
Income tax expense	$294	$19,106

NOTE - 11 STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2014, the Company recorded $87,265 amortization of deferred compensation over its service period. As of March 31, 2014, the deferred compensation was $6,787 to be amortized over its service period.

As of March 31, 2014, the Company had a total of 5,619,147 shares of its common stock issued and outstanding.

NOTE - 12 SEGMENT INFORMATION

•	Segment reporting

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended March 31, 2014 and 2013. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,615,111	$-	$1,615,111
- Services	133,815	-	133,815
Total operating revenues	1,748,926	-	1,748,926
Cost of revenues	(1,343,165)	-	(1,343,165)

Gross profit	405,761	-	405,761
Depreciation and amortization	209,669	-	209,669
Total assets	42,798,632	-	42,798,632
Expenditure for long-lived assets	$1,173	$-	$1,173

	Three months ended March 31, 2013
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$881,963	$-	$881,963
- Services	416,650	-	416,650
Total operating revenues	1,298,613	-	1,298,613
Cost of revenues	(887,638)	-	(887,638)

Gross profit	410,975	-	410,975
Depreciation and amortization	201,977	-	201,977
Total assets	42,355,222	-	42,355,222
Expenditure for long-lived assets	$218,960	$-	$218,960

All long-lived assets are located in the PRC.

NOTE - 13 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended March 31, 2014, one customer represented more than 10% of the Company’s revenues. This customer (Customer A) accounted for 80% of the Company’s revenues amounting to $1,397,117, with $4,243,879 of accounts receivable.

For the three months ended March 31, 2013, the customers who accounted for 10% or more of the Company’s revenues and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2013			March 31, 2013
Customers	Revenues	Percentage of revenues		Accounts and retention receivable

Customer A	$720,050	55%		$4,592,214
Customer D	167,114	13%		116,189
Customer E	150,488	12%		6,474
Customer F	129,426	10%		-
				$
Total:	$1,167,078	90%	Total:	$4,714,877

All customers are located in the PRC.

(b) Major vendors

For the three months ended March 31, 2014 and 2013, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2014			March 31, 2014
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor E	$210,905	15%		$122,521
Vendor C	144,521	10%		-
Vendor F	136,775	10%		23,889

Total:	$492,201	35%	Total:	$146,410

	Three months ended March 31, 2013			March 31, 2013
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor C	$292,879	28%		$356,739
Vendor D	103,014	10%		70,842

Total:	$395,893	38%	Total:	$427,581

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2014, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

NOTE - 14 COMMITMENTS AND CONTINGENCIES

(a)	Legal proceedings

Robert E. Dawley v. NF Energy Corp. of America, M.D. Fla. Case no. 6:10-cv-0115-Orl-22DAB. Robert Dawley commenced this action in the United States District Court for the Middle District of Florida against the Company, Mr. Gang Li and counsel on October 1, 2010.  The allegations in this action were identical to those that Dawley raised in a prior proceeding in which the United States Court of Appeals for the Eleventh Circuit entered judgment against him and in favor of the Company.

The District Court, upon motion by the Defendants, dismissed all of Dawley’s claims in this second action with prejudice.  That dismissal has been affirmed by the 11th Circuit Court of Appeal. Judgment has been entered in favor of the Defendants on all of Dawley’s claims. Dawley attempted to petition for Writ of Certiorari with the United States Supreme Court. However, the Supreme Court has apparently rejected the petition.

The Company is considering the written-back of accrued liability of $200,000 during the year ending December 31, 2014.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.

•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.

•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2010, the Company received contracts for our products and services to be used in over 50 companies, including Chongqing Water Turbine Company, Chongqing Fangneng Electricity Power Company, Zhejiang Zheneng Jiahua Electricity Power Co. Ltd, and Shaoxing Binhai Thermal Power Company, and a project contract with Fuxin County in Inner Mongolian.
•	In 2011, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Jiangsu Changshu Power Generation Co. Ltd., Indian RODA Supercritical Power Station, Indian KAWAI Supercritical Power Station, Zhejiang Zhe Neng Zhong Mei Zhoushan Coal Industry and Electricity Power Co. Ltd., Shenzhen Qinglin Jing Water Diversion Project, Chongqing Yun Neng Power Generation Co. Ltd., and Shenyang Mining Machinery Co. Ltd.
•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power station of China Guodian Corporation ,Qiangui power Ltd , Guizhou Province, Guihang Nenghuan refrigeration engineering Ltd, Shanghai City , Electric power construction corporation (Zambia’s project) , Shandong Province;Lu Electric International Trading corporation, and Shandong Province ( Philippines project).
•	In 2013, the Company received contracts from Zheneng Zhenhai gas thermal power Ltd; Chongqing water turbine factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu iron and steel Ltd; Shandong Electric Power Corporation; Jiajie gas-fired cogeneration branch of Shanxi new energy industry group; and the Amedyan Power Ltd of State Grid; Chuangshi Energy Ltd, Beijing; Peiling Water-resource Development Ltd, Chongqing; Iron and Steel Ltd, Maanshan; Oilfield Construction Group Ltd, Daqing ; Harbin Air-condition Ltd; China resources power (haifeng) Ltd.
•	In 2014, the Company received contracts from North-West water supply Ltd, Liaoning; Long Sheng Jing Ying environmental protection technology Ltd Beijing.

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

For most of our contracts, our customers are generally large or stated-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phrases over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. As is standard in our industry practice, we are paid by these contractors and/or developers when they have been paid by the local government or state-owned enterprises after the full inspection of each milestone during each construction phrase. Given that the construction of these infrastructure projects are very large, complex, and requires a high of quality level at completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable in a timely manner or only after a period longer than our agreed payment terms.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2014	March 31, 2013
Period-end RMB:US$1 exchange rate	6.1644	6.2816
Average period RMB:US$1 exchange rate	6.1199	6.2858

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2014 AND 2013

REVENUES

Total revenues were $1,748,926 for the three months ended March 31, 2014, as compared to $1,298,613 for the corresponding period in 2013. Total revenues increased by $450,313, a 34.68%. Increase in total revenue was due to the increase in product revenue.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $1,615,111, or 92.35% of total revenues, for the three months ended March 31, 2014, as compared to $881,963, or 67.92% of total revenues, for the corresponding period in 2013. Product revenues increased by $733,148, as 83.13% compared to the three months ended March 31, 2013. The increase in product revenue was primarily due to the increase in production capacity that allowed more products to be delivered to the customers timely thus increasing the product revenue.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. Service revenues were $133,815, or 7.65% of total revenues for the three months ended March 31, 2014, as compared to $416,650, or 32.08% of total revenues for the corresponding period in 2013. Service revenues decreased by $282,835, or a 67.88% decrease over the same period in 2013. The decrease in service revenue was primarily due to the decrease process contact relating to the exported casting.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $1,343,165 for the three months ended March 31, 2014, as compared to $887,638 for the corresponding three months in 2013, an increase of $455,527, or approximately 51.32%. The increase in cost of revenues was primarily due to the increase in product revenues.

The overall gross profit for the Company was $405,761 (23.20% margin) for the three months ended March 31, 2014, as compared to $410,975 (31.65% margin) for the corresponding three months in 2013, a decrease of $5,214,or 1.27%, compared to the corresponding period in 2013. The decrease of margin was due to higher production costs, such as fuel and electric power, for the products which was produced last winter. However, we believe this increase in only temporary and production costs will be back to normal in next quarter.

Cost of Products

Total cost of products was $1,235,521 for the three months ended March 31, 2014, as compared to $637,123 for the corresponding period in 2013, a increase of $595,398, or approximately 93.92%. This increase is primarily due to the increase of product revenues which led to increase of the corresponding cost of products.

The gross profit for products was $379,590 (23.50% margin) for the three months ended March 31, 2014, as compared to $244,840 (27.76% margin) for the corresponding three months in 2013, an increase of $134,750 (55.04%). This increase is primarily due to the increase in product revenue.

Cost of Services

The cost of services was $ 107,644 for the three months ended March 31, 2014, as compared to $ 250,515 for the corresponding period in 2013, a decrease of $ 142,871 or approximately 57.03%. This decrease is primarily due to the decrease in service revenue.

The gross profit for services was $26,171 (19.56% margin) for the three months ended March 31, 2014, as compared to $166,135 (39.87% margin) for the corresponding period in 2013. The decrease of the gross profit for services was due primarily to the decrease in service revenue.

Cost of Projects

There was no project revenue for the three months ended March 31, 2014 or March 31, 2013, therefore there was no cost of projects recognized during these periods.

Operating Expenses

Total operating expenses were $410,568 for the three months ended March 31, 2014, as compared to $313,086 for the corresponding period in 2013, an increase of $97,482, or approximately 31.14%. The increase of operating expenses is primarily due to the increase in both research and development of new products and Press Release expense.

Selling and Marketing Expenses

The selling and marketing expenses were $17,932 for the three months ended March 31, 2014, as compared to $31,576 for the corresponding period in 2013, a decrease of $13,644, or 43.21%. This decrease is primarily due to the decrease of marketing expenses related to expanding into new markets.

General and Administrative Expenses

General and administrative expenses were $392,636 for the three months ended March 31, 2014, as compared to $281,510 for the corresponding period in 2013, an increase of $111,126. The increase of general and administrative expenses is primarily due to the increase in both research and development of new products and Press Release expense.

(LOSS) INCOME FROM OPERATIONS

As a result of the factors mentioned above, loss from operations was $4,807 for the three months ended March 31, 2014, as compared to income from operations of $97,889 for the corresponding three months period in 2013, an absolute decrease of $102,696, or approximately 104.91%. This decrease is primarily due to the $97,482 increase in operating expenses over the prior period.

Other (Expenses) Income

Other expense for the three months ended March 31, 2014 was $104,633, as compared to $69,018 for the corresponding period in 2013, an increase of $35,615. This increase is primarily due to a decrease in other income and the increase in interest expense. As a result, loss before income taxes was $109,440 for the three months ended March 31, 2014.

Income Tax Expense

For the three months ended March 31, 2014, income tax expense was $294, as compared to $19,106 for the same period in 2013, a decrease of $18,812, or 98.46%. This decrease was primarily due to the decrease of income before income tax.

As of March 31, 2014, the Company’s operations in the United States of America resulted in $3,010,006 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2033, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $1,023,402 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s effective income tax rate for the three months ended March 31, 2014 was 25%.

Net income

As a result of the factors mentioned above, the Company incurred a net loss for the three months ended March 31, 2014 of $109,734, as compared to net income of $9,765 for the corresponding three months period in 2013, an absolute of $119,499.This decrease is primarily due to the increases in operating expenses and other expense.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the three months ended March 31, 2014, net cash used in operating activities was $525,137. This was attributable primarily to net loss of $109,734, adjusted by non-cash items of depreciation and amortization of $209,669, amortization of deferred compensation of $87,265, an increase in accounts and retention receivable by $713,548, an increase in inventories by $352,328, an increase in prepayment and other receivable by $4.220, an increase in the accounts payable by $450,687, a decrease in income tax payable of $515, and a decrease in other payables and accrued liabilities by $92,413.

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

As of March 31, 2014, the increase of inventories was primarily derived from market fluctuation and delay in construction of some projects such that the product could not be delivered to the customers. It is anticipated that the inventories will be delivered prior to July, 2014.

As of March 31, 2014, accounts and retention receivable was $6,443,147, 88% and 12% of the product revenue and service revenue, respectively.

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those that account for about 17% of the total accounts receivable, thus there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts and retention receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	5,649,838	1,752,963	1,119,038	1,554,173	1,223,664
Service	793,309	32,250	48,266	57,951	654,842
Total	6,443,147	1,785,213	1,167,304	1,612,124	1,878,506
Less: retention	596,225	169,278	156,492	106,295	164,160
Less: allowance for doubtful accounts	31,700	-	-	-	31,700
Accounts receivable, net	5,815,222	1,615,935	1,010,812	1,505,829	1,682,646

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. The Company takes appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. Meanwhile, the Company also adopted strict sales polices according to the signed contracts. The Company evaluated the existing customers and potential customers; as well as reducing their credit in the sales and raising the quality of contracts and controls on the doubtful accounts. In 2014, the Company will continue to enhance collection of accounts receivable and adopts the method of settlement derived from the renewed contracts as well as managing the risk of collection.

As of March 31, 2014, the accounts receivable of three customers with aging above 365 days are expected to be collected by the end of September 2014. The Collecting time indicated below:

Customer	AR with aging above 365 days	To be collected amount by June 2014	To be collected amount by September 2014
Customer “B”	139,176	70,000	69,176
Customer “C”	500,113	50,000	450,113
Customer “G”	229,540	64,000	165,540

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the three months ended March 31, 2014, net cash used in investing activities was $1,173 which was primarily used in the construction of Phase II in the new facility.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. It covers an area of 81,561 sq. m acres. Phase I of the project was structurally completed and began its operations in December 2011. Phase II of the project was structurally completed in December 2012, but is not yet fully operational. The completion of the project was postponed in 2013 due to adverse market conditions. As of March 31, 2014, the smelting equipment was completely delivered , the accessory equipment was still to be delivered, 10 out of 15 of the hoisting equipment was completely installed, the cleaning equipment is in the process of installed and will be fully operational by the end of May, 2014. To updated, $1.01 million of total investment was finalized. The remaining equipment will be delivered according to the actual demand.

Financing activities

For the three months ended March 31, 2014, the net financing cash inflow was $138,892 which was due to the proceeds from short-term bank borrowings of $138,892.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of March 31, 2014, and during the period prior were not effective.

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

Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP. This material weakness was identified by our Chief Executive Officer and Chief Financial Officer and our plans for remediation continue to be as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 28, 2014.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Robert E. Dawley v. NF Energy Corp. of America, M.D. Fla. Case no. 6:10-cv-0115-Orl-22DAB.

Robert Dawley commenced this action in the United States District Court for the Middle District of Florida against the Company, Mr. Gang Li and counsel on October 1, 2010.  The allegations in this action were identical to those that Dawley raised in a prior proceeding in which the United States Court of Appeals for the Eleventh Circuit entered judgment against him and in favor of the Company.

The District Court, upon motion by the Defendants, dismissed all of Dawley’s claims in this second action with prejudice.  That dismissal has been affirmed by the 11th Circuit Court of Appeal. Judgment has been entered in favor of the Defendants on all of Dawley’s claims. Dawley attempted to petition for Writ of Certiorari with the United States Supreme Court. However, the Supreme Court has apparently rejected the petition.

The Company is considering the written-back of accrued liability of $200,000 during the year ending December 31, 2014.

Item 1A. Risk Factors

Not Applicable

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

NF Energy Saving Corporation
(Registrant)

Date: May 12, 2014	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: May 12, 2014	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

