Form 10-Q
period 2014-06-30
NF Energy Saving Corp
filed 2014-08-14
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 31, 2014, the registrant had 5,719,147 shares of common stock, $0.001 par value, issued and outstanding.

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

1

2

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,201,484	$1,020,760
Restricted cash	1,948,780	1,962,709
Accounts receivable, net	5,757,960	5,251,974
Retention receivable, current	540,945	498,095
Inventories	2,991,874	2,647,947
Prepayments and other receivables	1,478,925	1,109,906

Total current assets	13,919,968	12,491,391

Non-current assets:
Plant and equipment, net	14,255,076	14,715,968
Land use rights, net	3,049,481	3,105,027
Construction in progress	12,354,641	12,363,807

TOTAL ASSETS	$43,579,166	$42,676,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,021,692	$1,085,336
Short-term bank borrowings	6,934,407	6,869,480
Note payable, related party	1,500,000	1,500,000
Amount due to a related party	431,682	431,682
Income tax payable	8,145	554
Other payables and accrued liabilities	1,406,770	924,516

Total current liabilities	12,302,696	10,811,568

TOTAL LIABILITIES	12,302,696	10,811,568

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,669,147 and 5,619,147 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	5,669	5,619
Additional paid-in capital	9,751,696	9,697,496
Deferred compensation	(10,850)	(94,052)
Statutory reserve	2,226,878	2,226,878
Accumulated other comprehensive income	4,468,976	4,710,113
Retained earnings	14,834,101	15,318,571

Total stockholders’ equity	31,276,470	31,864,625

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,579,166	$42,676,193

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUE, NET:
Product	$1,553,641	$1,420,387	$3,168,752	$2,302,350
Services	43,832	55,029	177,647	471,679
Total revenues, net	1,597,473	1,475,416	3,346,399	2,774,029

COST OF REVENUES:
Cost of products	1,462,192	1,006,004	2,697,713	1,643,127
Cost of services	30,207	38,487	137,851	289,002
Total cost of revenues	1,492,399	1,044,491	2,835,564	1,932,129

GROSS PROFIT	105,074	430,925	510,835	841,900

OPERATING EXPENSES:
Sales and marketing	11,991	29,629	29,923	61,205
General and administrative	385,058	227,820	777,694	509,330
Total operating expenses	397,049	257,449	807,617	570,535

(LOSS) INCOME FROM OPERATIONS	(291,975)	173,476	(296,782)	271,365

Other (expense) income:
Other income	-	5,950	134	36,208
Interest income	31,579	2,568	31,667	4,548
Interest expense	(104,514)	(115,976)	(209,369)	(217,232)
Total other expense	(72,935)	(107,458)	(177,568)	(176,476)

(LOSS) INCOME BEFORE INCOME TAXES	(364,910)	66,018	(474,350)	94,889

Income tax expense	(9,826)	(14,001)	(10,120)	(33,107)

NET (LOSS) INCOME	(374,736)	52,017	$(484,470)	$61,782

Other comprehensive income:
– Foreign currency translation (loss) gain	37,489	501,369	(241,137)	682,673

COMPREHENSIVE (LOSS) INCOME	$(337,247)	$553,386	$(725,607)	$744,455

Net (loss) income per share– Basic	$(0.07)	$0.01	$(0.09)	$0.01
Net (loss) income per share– Diluted	$(0.07)	$0.01	$(0.09)	$0.01

Weighted average common shares outstanding– Basic	5,640,258	5,494,147	5,629,703	5,419,353
Weighted average common shares outstanding– Diluted	5,640,258	5,459,147	5,629,703	5,419,353

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2014	2013
		(Restated)
Cash flows from operating activities:
Net income	$(484,470)	$61,782
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	417,921	413,720
Imputed interest expenses, non-cash	-	16,629
Amortization of deferred compensation	137,452	-
Gain on disposal of plant and equipment	-	(28,211)
Change in operating assets and liabilities:
Accounts and retention receivable	(590,947)	(93,006)
Inventories	(363,521)	(1,398,971)
Prepayments and other receivables	(377,524)	360,446
Accounts payable	946,146	630,484
Income tax payable	7,612	32,681
Other payables and accrued liabilities	487,263	(49,234)

Net cash provided by (used in) operating activities	179,932	(53,680)

Cash flows from investing activities:
Purchase of plant and equipment	(27,091)	(1,133)
Proceeds from disposal of plant and equipment	-	156,914
Payments on construction in progress	(78,751)	(940,927)

Net cash used in investing activities	(105,842)	(785,146)

Cash flows from financing activities:
Change in restricted cash	-	(1,920,633)
Repayment on note payable to a related party	-	(1,600,528)
Proceeds from short-term bank borrowings	4,557,210	5,681,873
Repayment on short-term bank borrowings	(4,443,280)	(3,500,994)

Net cash provided by (used in) financing activities	113,930	(1,340,282)

Effect on exchange rate change on cash and cash equivalents	(7,296)	42,282

NET CHANGE IN CASH AND CASH EQUIVALENTS	180,724	(2,136,826)

BEGINNING OF PERIOD	1,020,760	3,071,367

END OF PERIOD	$1,201,484	$934,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,446	$411
Cash paid for interest	$164,369	$191,228

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of convertible promissory notes and interest	$-	$994,836

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in	Deferred	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	capital	compensation	reserve	income	earnings	equity
Balance as of January 1, 2014	5,619,147	$5,619	$9,697,496	$(94,052)	$2,226,878	$4,710,113	$15,318,571	$31,864,625
Share issued for investor relation services rendered	50,000	50	54,200	(54,250)	-	-	-	-
Amortization of deferred compensation	-	-	-	137,452	-	-	-	137,452
Foreign currency translation adjustment	-	-	-	-	-	(241,137)	-	(241,137)
Net loss for the period	-	-	-	-	-	-	(484,470)	(484,470)
Balance as of June 30, 2014	5,669,147	$5,669	$9,751,696	$(10,850)	$2,226,878	$4,468,976	$14,834,101	$31,276,470

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE — 1 OF BASIS PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE —2 ORGANIZATION AND BUSINESS BACKGROUND

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$5,000,000	100%

Liaoning Nengfa Weiye Tei Fa Sales Co., Ltd. (“Sales Company”)	The PRC, a limited liability company (under deregistration process)	Sales and marketing of valves components and products in the PRC	RMB5,000,000	99%

NFEC and its subsidiary are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE —3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to June 30, 2014, in which the Company holds 99%-majority equity interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the periods presented.

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

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2014, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

Amortization expense for the three months ended June 30, 2014 and 2013 was $16,726 and $16,613, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $33,585 and $33,027, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending June 30:
2015	$67,022
2016	67,022
2017	67,022
2018	67,022
2019	67,022
Thereafter	2,714,371
Total:	$3,049,481

•	Plant and equipment

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

Depreciation expense for the three months ended June 30, 2014 and 2013 was $191,526 and $195,130, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $384,336 and $380,693, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three and six months ended June 30, 2014 and 2013.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

For the three and six months ended June 30, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2014, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three months ended June 30, 2014 and 2013.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2014	June 30, 2013
Period-end RMB:US$1 exchange rate	6.1577	6.1882
Average period RMB:US$1 exchange rate	6.1441	6.2479

•	Related parties

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

NOTE —4 ACCOUNTS AND RETENTION RECEIVABLES

	June 30, 2014	December 31, 2013

Accounts receivable, cost	$5,789,694	$5,283,935
Retention receivable, cost	540,945	498,095
	6,330,639	5,782,030
Less: allowance for doubtful accounts	(31,734)	(31,961)

Accounts and retention receivable, net	$6,298,905	$5,750,069

Up to July 31, 2014, the Company has subsequently recovered from approximately 7% of accounts and retention receivable as of June 30, 2014.

NOTE—5 CONSTRUCTION IN PROGRESS

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. It covers an area of 81,561 sq. m acres. Phase I of the project was structurally completed and began its operations in December 2011. Phase II of the project was structurally completed in December 2012, but is not yet fully operational. The completion of the project was postponed in 2013 due to adverse market conditions. As of June 30, 2014, 25% of the smelting equipment was installed, the hoisting equipment and spray booth were fully installed and the cleaning equipment was in the process of being installed. The Company expects the facility to be fully operational by the end of 2014 based upon the approval of fire security by the local authority.

NOTE—6 SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	June 30, 2014	December 31, 2013
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB14,700,000, due December 2014, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	$2,387,255	$-

Equivalent to RMB14,850,000 (2013: RMB14,000,000), fully repaid in June 2014, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	-	2,289,827

Short-term borrowings:
Equivalent to RMB21,000,000 with interest rate at 7.2% per annum, monthly payable, due March 18, 2015, which is guaranteed by its vendors and secured by land use right	3,410,364	-

Equivalent to RMB7,000,000 with interest rate at 7.2% per annum, monthly payable, due March 18, 2015, which is guaranteed by its vendor and secured by land use right	1,136,788	-

Equivalent to RMB11,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due April 8, 2014, which is guaranteed by its vendor and secured by land use right	-	1,799,149

Equivalent to RMB10,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due April 8, 2014, which is guaranteed by its vendor	-	1,635,590

Equivalent to RMB7,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due May 28, 2014, which is guaranteed by its vendor	-	1,144,914
Total short-term bank borrowings	$6,934,407	$6,869,480

The effective Bank of China Benchmark Lending rate is 6% and 6% per annum for the three and six months ended June 30, 2014 and 2013.

NOTE—7 AMOUNT DUE TO A RELATED PARTY

As of June 30, 2014, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—8 NOTE PAYABLE, RELATED PARTY

The note due to a related party is unsecured, carries interest at 6% per annum, payable at maturity and due on May 31, 2014. On June 1, 2014 the note was renewed to be repaid on May 31, 2015. This related party is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO).

NOTE—9 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Payable to equipment vendors	$117,238	$220,246
Customer deposits	697,229	98,435
Value added tax payable	4,551	71,948
Provision for contingent liability	200,000	200,000
Accrued operating expenses	290,515	258,033
Accrued salary	19,481	46
Other payable	77,756	75,808
	$1,406,770	$924,516

NOTE—10 INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of June 30, 2014, the operation in the United States of America incurred $3,090,759 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,050,858 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2014 and 2013 is as follows:

	Six months ended June 30,
	2014	2013

(Loss) income before income taxes from PRC operation	$(275,766)	$120,384
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	68,942	30,096
Effect from non-deductible items	(60,430)	41,230
Tax adjustments	1,608	(38,219)
Income tax expense	$10,120	$33,107

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—11 STOCKHOLDER’ EQUITY

For the six months ended June 30, 2014, the Company issued 50,000 shares of its common stock to an IR Firm for investor relations services to be rendered for certain period of time, at a market value of $1.085 per share, or a total value of $54,250.

As of June 30, 2014, the Company recorded deferred compensation of $10,850 in the equity, which is to be amortized over its remaining service period, and $137,452 was charged as expense in the operation.

As of June 30, 2014, the Company had a total of 5,669,147 shares of its common stock issued and outstanding.

NOTE—12 SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and six months ended June 30, 2014 and 2013. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,553,641	$-	$1,553,641
- Services	43,832	-	43,832
Total operating revenues	1,597,473	-	1,597,473
Cost of revenues	1,492,399	-	1,492,399

Gross profit	105,074	-	105,074
Depreciation and amortization	208,252	-	208,252
Total assets	43,579,166	-	43,579,166
Expenditure for long-lived assets	$104,669	$-	$104,669

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$3,168,752	$-	$3,168,752
- Services	177,647	-	177,647
Total operating revenues	3,346,399	-	3,346,399
Cost of revenues	2,835,564	-	2,835,564

Gross profit	510,835	-	510,835
Depreciation and amortization	417,921	-	417,921
Total assets	43,579,166	-	43,579,166
Expenditure for long-lived assets	$105,842	$-	$105,842

	Three months ended June 30, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,420,387	$-	$1,420,387
- Services	55,029	-	55,029
Total operating revenues	1,475,416	-	1,475,416
Cost of revenues	1,044,491	-	1,044,491

Gross profit	430,925	-	430,925
Depreciation and amortization	211,743	-	211,743
Total assets	44,936,853	-	44,936,853
Expenditure for long-lived assets	$723,100	$-	$723,100

	Six months ended June 30, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$2,302,350	$-	$2,302,350
- Services	471,679	-	471,679
Total operating revenues	2,774,029	-	2,774,029
Cost of revenues	1,932,129	-	1,932,129

Gross profit	841,900	-	841,900
Depreciation and amortization	413,720	-	413,720
Total assets	44,936,853	-	44,936,853
Expenditure for long-lived assets	$942,060	$-	$942,060

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,553,641	$-	$1,553,641
- Services	43,832	-	43,832
Total operating revenues	1,597,473	-	1,597,473
Cost of revenues	1,492,399	-	1,492,399

Gross profit	105,074	-	105,074
Depreciation and amortization	208,252	-	208,252
Total assets	43,579,166	-	43,579,166
Expenditure for long-lived assets	$104,669	$-	$104,669

	Six months ended June 30, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$3,168,752	$-	$3,168,752
- Services	177,647	-	177,647
Total operating revenues	3,346,399	-	3,346,399
Cost of revenues	2,835,564	-	2,835,564

Gross profit	510,835	-	510,835
Depreciation and amortization	417,921	-	417,921
Total assets	43,579,166	-	43,579,166
Expenditure for long-lived assets	$105,842	$-	$105,842

	Three months ended June 30, 2013
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,420,387	$-	$1,420,387
- Services	55,029	-	55,029
Total operating revenues	1,475,416	-	1,475,416
Cost of revenues	1,044,491	-	1,044,491

Gross profit	430,925	-	430,925
Depreciation and amortization	211,743	-	211,743
Total assets	44,936,853	-	44,936,853
Expenditure for long-lived assets	$723,100	$-	$723,100

	Six months ended June 30, 2013
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$2,302,350	$-	$2,302,350
- Services	471,679	-	471,679
Total operating revenues	2,774,029	-	2,774,029
Cost of revenues	1,932,129	-	1,932,129

Gross profit	841,900	-	841,900
Depreciation and amortization	413,720	-	413,720
Total assets	44,936,853	-	44,936,853
Expenditure for long-lived assets	$942,060	$-	$942,060

All long-lived assets are located in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—13 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

Approximately 90% and 85% of the Company’s revenues for the three and six months ended June 30, 2014, respectively, were from a single customer (Customer A) and $4,302,851 of accounts and retention receivable at June 30, 2014 were due from this customer.

Approximately 93% and 75% of the Company’s revenues for the three and six months ended June 30, 2013, respectively, were from a single customer (Customer A) and $6,031,930 of accounts and retention receivable at June 30, 2013 were due from this customer.

All customers are located in the PRC.

(b)	Major vendors

For the three and six months ended June 30, 2014 and 2013, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2014			June 30, 2014
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	$240,325	10%		$197,684
Vendor G	330,616	13%		204,324

Total:	$570,941	23%	Total:	$402,008

	Six months ended June 30, 2014			June 30, 2014
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	$377,101	14%		$197,684
Vendor G	330,616	12%		204,324

Total:	$707,717	26%	Total:	$402,008

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30, 2013			June 30, 2013
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor C	$142,679	11%		$14,170
Vendor E	178,621	14%		1,523
Vendor F	188,663	15%		4,740
Vendor H	142,220	11%		14,438
Vendor I	105,720	8%		-

Total:	$757,903	59%	Total:	$34,871

	Six months ended June 30, 2013			June 30, 2013
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor C	$440,178	18%		$14,170
Vendor E	274,889	11%		1,523
Vendor F	273,783	11%		4,740

Total:	$988,850	40%	Total:	$20,433

All vendors are located in the PRC.

(c)	Credit risk

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

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2014, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

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

NOTE—14 COMMITMENTS AND CONTINGENCIES

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

The Company is considering the write-back of accrued liability of $200,000 in 2014 fiscal year.

(b)	Unused line of credit

At June 30, 2014, the Company had $6.06 million in unused lines of credit available for their future use.

NOTE—15 SUBSEQUENT EVENTS

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

Nengfa Energy is dedicated to energy efficiency enhancement in two fields: (1) manufacturing large diameter energy efficient intelligent flow control systems for thermal and nuclear power generation plants, major national and regional water supply projects and municipal water, gas and heat supply pipeline networks; and (2) energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure industries.NFEC was awarded of “Hi-tech enterprise” by Liaoning Technology bureau in 2013.

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

The Company’s revenue is principally derived from two primary sources: Sales of energy saving flow control equipment and provision of energy project management and sub-contracting project management service.

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

For most of our contracts, our customers are generally large or stated-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phase over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. As is standard in our industry practice, we are paid by these contractors and/or developers when they have been paid by the local government or state-owned enterprises after the full inspection of each milestone during each construction phrase. Given that the construction of these infrastructure projects are very large, complex, and require a high quality level at completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable in a timely manner or only after a period longer than our agreed payment terms.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2014	June 30, 2013
Period-end RMB:US$1 exchange rate	6.1577	6.1882
Average period RMB:US$1 exchange rate	6.1441	6.2479

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

REVENUES

Total revenues were $1,597,473 and $3,346,399 for the three and six months ended June 30, 2014 respectively, as compared to $1,475,416 and $2,774,029 for the corresponding period in 2013. Total revenues increased by $122,057 and $572,370, an increase of 8.27% and 20.63% for the three and six months ended June 30, 2014, respectively, as compared to total revenues for the three and six months ended June 30, 2013. The increase in total revenue was due to the increase in product revenue.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $1,553,641 and $3,168,752 or 97.26% and 94.69% of total revenues for the three and six months ended June 30, 2014, respectively, as compared to 1,420,387 and $2,302,350, or 96.27% and 83% of total revenues, for the corresponding period in 2013. Product revenues increased by $133,254 and $866,402, or 9.38% and 37.63% for the three and six months ended June 30, 2014, respectively, as compared to the same period in 2013. The increase in product revenue was primarily due to the increase in production capacity that allowed more products to be delivered to the customers thus increasing the product revenue.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. Service revenues were $43,832 and $177,647, or 2.74% and 5.31% of total revenues for the three and six months ended June 30, 2014 respectively, as compared to $55,029 and $471,679, or 3.73% and 17% of total revenues for the corresponding period in 2013. Service revenues decreased by $11,197 and $294,032, or 20.35% and 62.34% for the three and six months ended June 30, 2014, respectively, compared to the corresponding period in 2013. The decrease in service revenue was primarily due to the decrease in service related to the processing of export casting product processing service.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three and six months ended June 30, 2014. The project of BeiJing Long Sheng Jing Ying environmental protection technology Ltd is proceeding.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $1,492,399 and $2,835,564 for the three and six months ended June 30, 2014 respectively, as compared to1,044,491 and $1,932,129 for the corresponding three and six months in 2013, an increase of $447,908 and $903,435 or 42.88% and 46.76%. Increase in cost of revenues was primarily due to the increase in product revenues.

The overall gross profit for the Company was $105,074 and $510,835 (6.58% and 15.27% margin) for the three and six months ended June 30, 2014, respectively, as compared to$430,925 and $841,900 (29.20% and 30.35% margin) for the corresponding three and six months in 2013, respectively, a decrease of $325,851 and $331,065, or 75.62% and 39.32%, compared to the corresponding period in 2013. The decrease of margin was due to the increase of cost of products. Because the product and process for the Liaoning North-West water supply project are more demanding and the product cycle is longer, we began to produce some of the products to be delivered in May. Therefore, some of the product cost for the Liaoning North-West water supply project has been accounted in the quarter ended June 30, 2014.

Cost of Products

Total cost of products was $1,462,192 and $2,697,713 for the three and six months ended June 30, 2014, respectively, as compared to $1,006,004 and $1,643,127 for the corresponding period in 2013, an increase of $456,188 and $1,054,586, or 45.34% and 64.18%. This increase is primarily due to the increase of product revenues during the period.

The gross profit for products was $91,449 and $471,039 (5.89% and 14.87% margin) for the three and six months ended June 30, 2014, respectively, as compared to$414,383 and $659,223 (29.17% and 28.63% margin) for the corresponding three and six months in 2013, an decrease of $322,934 (77.93%) and $188,184(28.54%). The decrease is primarily due to a part of the product costs for the Liaoning North-West water supply project being accounted for in the quarter ended June 30, 2014..

Cost of Services

The cost of services was $30,207 and $137,851 for the three and six months ended June 30, 2014, respectively, as compared to $38,487 and $289,002 for the corresponding period in 2013, an decrease of $8,280 (21.51%) and decrease of $151,151 (52.3%) respectively.

The gross profit for services was $13,625 and $39,796 (31.08% and 22.4% margin) for the three and six months ended June 30, 2014 respectively, as compared to$16,542 and $182,677 (30.1% and 38.73% margin) for the corresponding period in 2013.The decrease of the gross profit for services was due to the decline in the gross margin derived from orders of services during this period.

Cost of Projects

There was no project revenue for the three and six months ended June 30, 2014, therefore there was no cost of projects recognized during these periods.

Operating Expenses

Total operating expenses were $397,049 and $807,617 for the three and six months ended June 30, 2014 respectively, as compared to $257,449 and $570,535 for the corresponding period in 2013, an increase of $139,600 and $237,082, or 54.22% and 41.55%, respectively. The increase of operating expenses is mainly due to the increase in both general and administrative expenses and research and development expenses.

Selling and Marketing Expenses

The selling and marketing expenses were $11,991 and $ 29,923 for the three and six months ended June 30, 2014, respectively, as compared to $29,629 and $ 61,205 for the corresponding period in 2013, a decrease of $17,638 and $31,282, or 59.53% and 51.11%, respectively. The decrease is primarily due to the decrease of marketing expenses in expanding new markets in the PRC.

General and Administrative Expenses

General and administrative expenses were $385,058 and $777,694 for the three and six months ended June 30, 2014, respectively as compared to $227,820 and $509,330 for the corresponding period in 2013, an increase of $157,238 and $268,364, or 69.02% and 52.69%, respectively. The increase of general and administrative expenses is primarily due to the increase of the fees for IR service and R&D expenses.

(Loss) income from operations

As a result of the factors mentioned above, loss from operations was $291,975 and $291,782 for the three and six months ended June 30, 2014, respectively, as compared to income from operations of $173,476 and $271,365 for the corresponding three and six months period in 2013, a decrease of $465,451 and $568,147, or 268.31% and 209.37%. Total revenue actually increased during both the three and six month periods. The decrease in income from operations appears to be due to increase on the cost of operations.

Other (Expenses) Income

Other expense were $72,935 and $177,568 for the three and six months ended June 30, 2014 respectively, as compared to $107,458 and $176,476 for the corresponding period in 2013, a decrease of $34,523 and an increase of $1,092, or 32.13% and 0.62%. This is primarily due to the decrease in interest expense. As a result, the loss before income taxes was $364,910 and $474,350 for the three and six months ended June 30, 2014 respectively, as compared to income before income taxes of $66,018 and $94,889 for the corresponding three and six months period in 2013, a decrease of $430,928 and $569,239, or 652.74% and 599.90%.

Income Tax Expense

For the three and six months ended June 30, 2014, income tax expense was $9,826 and $10,120 respectively, as compared to $14,001 and $33,107 for the same period in 2013, a decrease of $4,175 and $22,987, or 29.81% and 69.43%.

As of June 30, 2014, the Company’s operations in the United States of America have resulted in $3,090,759 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2033, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $1,050,858 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

Net (loss) Income

As a result of the factors mentioned above, net loss was $374,736 and $484,470 for the three and six months ended June 30, 2014 respectively, as compared to net income of $52,017 and $61,782 for the corresponding period in 2013, a decrease of $426,753 and $546,252, or 820.41% and 884.16%. The decrease is primarily due to the increase in cost of products and the increase of operating expense.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the six months ended June 30, 2014, net cash provided by operating activities was $179,932. This was attributable primarily to net loss of $484,470, adjusted by non-cash items of depreciation and amortization of $417,921, stockbase compensation of $43,400, amortization of deferred compensation of $94,052, an increase in accounts and retention receivable by $590,947, an increase in inventories by $363,521, an increase in prepayment and other receivable by $377,524, an increase in the accounts payable by $946,146, an increase in income tax payable of $7,612, and an increase in other payables and accrued liabilities by $487,263.

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

As of June 30, 2014, the increase of inventories was primarily derived from the market fluctuation and delay in construction of some projects such that the product could not be delivered to the customers. It is anticipated that the inventories will be delivered prior to September, 2014.

As of June 30, 2014, accounts and retention receivable was $6,330,639, 90.01% of which is product revenue accounts receivable, and 9.9% of which is service revenue accounts receivable.

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those accounting for about 28.93% of the total accounts receivable, thus there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts and retention receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	5,704,031	1,755,287	1,664,348	989,408	1,294,988
Service	626,608	4,027	27,837	58,191	536,553
Total	6,330,639	1,759,314	1,692,185	1,047,599	1,831,541
Less: retention	540,945	104,856	273,742	115,684	46,663
Less: allowance for doubtful accounts	(31,734)	-	-	-	(31,734)
Accounts receivable, net	5,757,960	1,654,458	1,418,443	931,915	1,753,144

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. We take appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. Meanwhile, the Company also adopted strict sales polices according to the signed contracts. The Company evaluated the existing customers and potential customers; as well as reducing their credit in the sales and raising the quality of contracts and controls on the doubtful accounts. As of 30 June, 2014, the accounts receivable of three customers with aging over 365 days are expected to be collected by the end of December 2014. The collecting time indicated below:

Customer	AR with aging above 365 days	To be collected amount by September 2014	To be collected amount by December 2014
Customer “B”	139,635	90,000	49,635
Customer “C”	501,765	150,000	351,765
Customer “G”	230,298	128,000	102,298

According to the plan of collection in the accounts receivable, the Company enhanced the collection in the accounts receivable and adopted strong procedures in collection of accounts receivable. The Company engaged a lawyer with the relevant experience to enhance collection efforts. The Company anticipates that the collection of accounts receivable would be improved at the end of September.

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the six months ended June 30 2014, net cash used in investing activities was $105,842 which was primarily used in the remaining of construction of the new facility.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. It covers an area of 81,561 sq. m acres. Phase I of the project was structurally completed and began its operations in December 2011. Phase II of the project was structurally completed in December 2012, but is not yet fully operational. Our invested project based upon product casting equipment has not been completed due to market conditions and was thus postponed. As of June 30, 2014, the smelting equipment was installed by 60%, hoisting equipment and paint spray booth were fully installed and the other cleaning equipments was in the process of being installed. The Company expects the facility to be fully operational by the end of 2014 based upon the approval of fire security by the local authority.

Financing activities

For the six months ended June 30, 2014, the net financing cash inflow was $113,930 which was due the proceeds from bank demand notes of $113,930.

In May 2012, the Company obtained a short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This note is unsecured, carries interest at 6% per annum, payable at maturity and due on May 31, 2014. Upon maturity, the note holder was agreed to extend the maturity term to May 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2014 effective.

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

Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP .This material weakness was identified by our Chief Executive Officer and Chief Financial Officer and our plans for remediation are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 28, 2014.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the six months ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is considering the write-back of accrued liability of $200,000 in 2014 fiscal year.

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

NF Energy Saving Corporation
(Registrant)

Date: August 14, 2014	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

