Form 10-Q
period 2014-09-30
NF Energy Saving Corp
filed 2014-11-14
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)            ☐Yes                       ☒No

As of October 31, 2014, the registrant had 5,719,147 shares of common stock, $0.001 par value, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

1

2

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$710,778	$1,020,760
Restricted cash	1,949,318	1,962,709
Accounts receivable, net	6,980,668	5,251,974
Retention receivable, current	675,817	498,095
Inventories	4,470,664	2,647,947
Prepayments and other receivables	951,046	1,109,906

Total current assets	15,738,291	12,491,391

Non-current assets:
Plant and equipment, net	14,116,375	14,715,968
Land use rights, net	3,033,563	3,105,027
Construction in progress	12,501,111	12,363,807

TOTAL ASSETS	$45,389,340	$42,676,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,097,005	$1,085,336
Short-term bank borrowings	7,472,385	6,869,480
Note payable, related party	1,500,000	1,500,000
Amount due to a related party	431,682	431,682
Income tax payable	59,432	554
Other payables and accrued liabilities	1,069,351	924,516

Total current liabilities	13,629,855	10,811,568

TOTAL LIABILITIES	13,629,855	10,811,568

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,719,147 and 5,619,147 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	5,719	5,619
Additional paid-in capital	9,887,646	9,697,496
Deferred compensation	-	(94,052)
Statutory reserve	2,226,878	2,226,878
Accumulated other comprehensive income	4,477,457	4,710,113
Retained earnings	15,161,785	15,318,571

Total stockholders’ equity	31,759,485	31,864,625

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,389,340	$42,676,193

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUE, NET:
Product	$2,907,301	$981,433	$6,076,053	$3,283,783
Services	36,646	354,513	214,293	826,192
Total revenues, net	2,943,947	1,335,946	6,290,346	4,109,975

COST OF REVENUES:
Cost of products	2,035,094	662,091	4,732,807	2,305,218
Cost of services	22,819	251,744	160,670	540,746
Total cost of revenues	2,057,913	913,835	4,893,477	2,845,964

GROSS PROFIT	886,034	422,111	1,396,869	1,264,011

OPERATING EXPENSES:
Sales and marketing	15,476	29,432	45,399	90,637
General and administrative	389,391	126,932	1,167,085	636,262
Total operating expenses	404,867	156,364	1,212,484	726,899

INCOME FROM OPERATIONS	481,167	265,747	184,385	537,112

Other (expense) income:
Other income	6,386	148	6,520	36,356
Interest income	958	234	32,625	4,782
Interest expense	(106,106)	(281,811)	(315,475)	(499,043)

Total other expense	(98,762)	(281,429)	(276,330)	(457,905)

INCOME (LOSS) BEFORE INCOME TAXES	382,405	(15,682)	(91,945)	79,207

Income tax expense	(54,721)	(9,580)	(64,841)	(42,687)

NET INCOME (LOSS)	$327,684	$(25,262)	$(156,786)	$36,520

Other comprehensive income:
– Foreign currency translation (loss) gain	8,481	202,078	(232,656)	884,751

COMPREHENSIVE INCOME (LOSS)	$336,165	$176,816	$(389,442)	$921,271

Net income (loss) per share– Basic	$0.06	$(0.00)	$(0.03)	$0.01
Net income (loss) per share– Diluted	$0.06	$(0.00)	$(0.03)	$0.01

Weighted average common shares outstanding – Basic	5,708,158	5,470,795	5,656,096	5,436,710
Weighted average common shares outstanding – Diluted	5,708,158	5,470,795	5,656,096	5,436,710

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(156,786)	$36,520
Adjustments to reconcile net income to (used in) net cash provided by operating activities
Depreciation and amortization	627,048	621,797
Imputed interest expenses, non-cash	-	16,699
Stock based compensation	190,250	60,600
Amortization of deferred compensation	94,052	-
Gain on disposal of plant and equipment	-	(34,548)
Change in operating assets and liabilities:
Accounts and retention receivable	(1,947,472)	983,163
Inventories	(1,842,510)	(1,660,009)
Prepayments and other receivables	151,601	397,744
Accounts payable	2,020,968	(113,068)
Income tax payable	58,937	41,190
Other payables and accrued liabilities	148,760	(273,139)

Net cash (used in) provided by operating activities	(655,152)	76,949

Cash flows from investing activities:
Purchase of plant and equipment	(77,061)	(1,137)
Proceeds from disposal of plant and equipment	-	157,581
Payments on construction in progress	(221,866)	(963,835)

Net cash used in investing activities	(298,927)	(807,391)

Cash flows from financing activities:
Change in restricted cash	-	(1,125,127)
Repayment on note payable to a related party	-	(1,603,145)
Proceeds from short-term bank borrowings	5,203,057	7,109,999
Repayment on short-term bank borrowings	(4,552,675)	(5,706,001)

Net cash provided by (used in) financing activities	650,382	(1,324,274)

Effect on exchange rate change on cash and cash equivalents	(6,285)	58,510

NET CHANGE IN CASH AND CASH EQUIVALENTS	(309,982)	(1,996,206)

BEGINNING OF PERIOD	1,020,760	3,071,367

END OF PERIOD	$710,778	$1,075,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$5,797	$1,585
Cash paid for interest	$247,975	$450,468

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of convertible promissory notes and interest	$-	$994,836

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional	Deferred	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	compensation	reserve	income	earnings	equity

Balance as of January 1, 2014	5,619,147	$5,619	$9,697,496	$(94,052)	$2,226,878	$4,710,113	$15,318,571	$31,864,625

Amortization of deferred compensation	-	-	-	94,052	-	-	-	94,052

Share issued for services rendered-IR services	100,000	100	190,150	-	-	-	-	190,250

Foreign currency translation adjustment	-	-	-	-	-	(232,656)	-	(232,656)

Net loss for the period	-	-	-	-	-	-	(156,786)	(156,786)

Balance as of September 30, 2014	5,719,147	$5,719	$9,887,646	$-	$2,226,878	$4,477,457	$15,161,785	$31,759,485

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

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

In the opinion of management, the consolidated balance sheet as of December 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014 or for any future period.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

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

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to September 30, 2014, in which the Company holds 99%-majority equity interest and has the ability to exercise significant influence over Sales Company. The consolidation of 1% equity interest of Sales Company is not material to the financial position and results of operations for the periods presented.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, and are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2014, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

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

Amortization expense for the three months ended September 30, 2014 and 2013 was $16,742 and $16,724, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $50,327 and $49,751, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending September 30:
2015	$67,040
2016	67,040
2017	67,040
2018	67,040
2019	67,040
Thereafter	2,698,363

Total:	$3,033,563

•	Plant and equipment

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

Depreciation expense for the three months ended September 30, 2014 and 2013 was $192,385 and $191,353, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $576,721 and $572,046, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended September 30, 2014.

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three and nine months ended September 30, 2014 and 2013.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

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

For the three and nine months ended September 30, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2014, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three and nine months ended September 30, 2014 and 2013.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reporting currency of the Company is the United States Dollar (“US$”). The Company’s subsidiaries in the PRC maintain their books and records in their local currency, the Renminbi Yuan (“RMB”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, ” Translation of Financial Statement ”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2014	September 30, 2013
Period-end RMB:US$1 exchange rate	6.1560	6.1514
Average period RMB:US$1 exchange rate	6.1502	6.2215

•	Related parties

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

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

NOTE - 4	ACCOUNTS AND RETENTION RECEIVABLES

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Accounts receivable, cost	$7,012,411	$5,283,935
Retention receivable, cost	675,817	498,095
	7,688,228	5,782,030
Less: allowance for doubtful accounts	(31,743)	(31,961)

Accounts and retention receivable, net	$7,656,485	$5,750,069

Up to November 4 2014, the Company has subsequently recovered from approximately 8% of accounts and retention receivable as of September 30, 2014.

NOTE - 5	INVENTORIES

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Raw material	$1,051,118	$360,464
Work-in-process	1,024,664	681,489
Finished goods	2,394,882	1,605,994

	$4,470,664	$2,647,947

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 6	CONSTRUCTION IN PROGRESS

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. It covers an area of 81,561 sq. m acres. Phase I of the project was structurally completed and began its operations in December 2011. Phase II of the project was structurally completed in December 2012, but is not yet fully operational. The completion of the project was postponed in 2013 due to adverse market conditions. As of September 30, 2014, 25% of the smelting equipment was installed, the hoisting equipment was fully installed and the cleaning equipment was in the process of being installed. The Company expects the facility to be fully operational by the end of 2014, based upon the approval of fire security by the local authority.

NOTE - 7	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Payable to financial institutions in the PRC:
Demand bank notes:
Equivalent to RMB18,000,000 (2013: RMB 0), due December 2014, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	$2,923,977	$-

Equivalent to RMB14,850,000 (2013: RMB14,000,000), due September 2014, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	-	2,289,827

Short-term borrowings:
Equivalent to RMB21,000,000 with interest rate at 7.2% per annum, monthly payable, due March 18, 2015, which is guaranteed by its vendors and secured by land use right	3,411,306	-

Equivalent to RMB7,000,000 with interest rate at 7.2% per annum, monthly payable, due March 18, 2015, which is guaranteed by its vendor and secured by land use right	1,137,102	-

Equivalent to RMB11,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due April 8, 2014, which is guaranteed by its vendor and secured by land use right	-	1,799,149

Equivalent to RMB10,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due April 8, 2014, which is guaranteed by its vendor	-	1,635,590

Equivalent to RMB7,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due May 28, 2014, which is guaranteed by its vendor	-	1,144,914

Total short-term bank borrowings	$7,472,385	$6,869,480

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The effective Bank of China Benchmark Lending rate is 6% and 6% per annum for the three and nine months ended September 30, 2014 and 2013.

NOTE - 8	AMOUNT DUE TO A RELATED PARTY

As of September 30, 2014, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaria International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE - 9	NOTE PAYABLE, RELATED PARTY

The note due to Cloverbay International Ltd,a related party is unsecured, carries interest at 6% per annum (2013: 2.5% per annum), payable at maturity and due on May 31, 2015. This related party is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO).

NOTE - 10	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Payable to equipment vendors	$133,003	$220,246
Customer deposits	266,366	98,435
Value added tax payable	11,864	71,948
Provision for contingent liability	200,000	200,000
Accrued operating expenses	372,953	258,033
Accrued salary	719	46
Other payable	84,446	75,808

	$1,069,351	$924,516

NOTE - 11	INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of September 30, 2014, the operation in the United States of America incurred $3,298,675 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,121,550 on the expected future tax benefits from the net operating loss carryforwards as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2014 and 2013 is as follows:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2014	2013

Income before income taxes from PRC operation	$314,555	$179,785
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	78,639	44,946
Effect from non-deductible items	(17,652)	36,122
Tax adjustments	3,854	(38,381)

Income tax expense	$64,841	$42,687

NOTE - 12	STOCKHOLDERS’ EQUITY

On 23 May 2014, the Company issued 50,000 shares of its common stock to an IR Firm for investor relations services to be rendered for certain period of time, at a market value of $1.085 per share, or a total value of $54,250.

On 21 July 2014, the Company issued 50,000 shares of its common stock to an IR Firm for investor relations services to be rendered for certain period of time, at a market value of $2.72 per share, or a total value of $136,000.

For the nine months ended September 30, 2014, the Company fully amortized the deferred compensation of $94,052 and was charged as expense in the operation.

As of September 30, 2014, the Company had a total of 5,719,147 shares of its common stock issued and outstanding.

NOTE - 13	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Environmental and energy-saving related business – production of energy saving equipment, leachate concentration harmless device and provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and nine months ended September 30, 2014 and 2013. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2014 and 2013:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30, 2014
	Heavy manufacturing business	Environmental and energy-saving related business	Total
Operating revenues, net:
- Products	$2,465,375	$441,926	$2,907,301
- Services	36,646	-	36,646
Total operating revenues	2,502,021	441,926	2,943,947
Cost of revenues	(1,641,001)	(416,912)	(2,057,913)

Gross profit	747,203	25,014	886,034
Depreciation and amortization	209,127	-	209,127
Total assets	45,389,340	-	45,389,340
Expenditure for long-lived assets	$298,927	$-	$298,927

	Nine months ended September 30, 2014
	Heavy manufacturing business	Environmental and energy-saving related business	Total
Operating revenues, net:
- Products	$5,634,127	$441,926	$6,076,053
- Services	214,293	-	214,293
Total operating revenues	5,848,420	441,926	6,290,346
Cost of revenues	(4,476,565)	(416,912)	(4,893,477)

Gross profit	1,371,855	25,014	1,396,869
Depreciation and amortization	627,048	-	627,048
Total assets	45,389,340	-	45,389,340
Expenditure for long-lived assets	$298,927	$-	$298,927

	Three months ended September 30, 2013
	Heavy manufacturing business	Environmental and energy-saving related business	Total
Operating revenues, net:
- Products	$981,433	$-	$981,433
- Services	354,513	-	354,513
Total operating revenues	1,335,946	-	1,335,946
Cost of revenues	(913,835)	-	(913,835)

Gross profit	422,111	-	422,111
Depreciation and amortization	208,077	-	208,077
Total assets	43,469,118	-	43,469,118
Expenditure for long-lived assets	$22,912	$-	$22,912

	Nine months ended September 30, 2013
	Heavy manufacturing business	Environmental and energy-saving related business	Total
Operating revenues, net:
- Products	$3,283,783	$-	$3,283,783
- Services	826,192	-	826,192
Total operating revenues	4,109,975	-	4,109,975
Cost of revenues	(2,845,964)	-	(2,845,964)

Gross profit	1,264,011	-	1,264,011
Depreciation and amortization	621,797	-	621,797
Total assets	43,469,118	-	43,469,118
Expenditure for long-lived assets	$964,972	$-	$964,972

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

All long-lived assets are located in the PRC.

NOTE - 14	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2014 and 2013, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2014			September 30, 2014
Customers	Revenues	Percentage of revenues		Accounts and retention receivable

Customer A	$2,184,447	74%		$5,919,725
Customer D	441,926	15%		-

Total:	$2,626,373	89%	Total:	$5,919,725

	Nine months ended September 30, 2014			September 30, 2014
Customers	Revenues	Percentage of revenues		Accounts and retention receivable

Customer A	$5,014,743	80%		$5,919,725

	Three months ended September 30, 2013			September 30, 2013
Customers	Revenues	Percentage of revenues		Accounts and retention receivable

Customer A	$961,394	72%		$4,450,011
Customer C	153,177	11%		-

Total:	$1,114,571	83%	Total:	$4,450,011

	Nine months ended September 30, 2013			September 30, 2013
Customers	Revenues	Percentage of revenues		Accounts and retention receivable
Customer A	$3,064,507	75%		$4,450,011

All customers are located in the PRC.

(b)	Major vendors

For the three and nine months ended September 30, 2014 and 2013, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balances as at period-end dates, are presented as follows:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30, 2014			September 30, 2014
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor H	$423,769	14%		$375,916
Vendor I	416,912	14%		20,143
Vendor J	306,158	10%		241,805

Total:	$1,146,839	38%	Total:	$637,864

	Nine months ended September 30, 2014			September 30, 2014
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	$557,495	10%	Total:	$241,249

	Three months ended September 30, 2013			September 30, 2013
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	$228,285	17%		$116
Vendor A	162,896	12%		4,228
Vendor G	149,247	11%		618

Total:	$540,428	40%	Total:	$4,962

	Nine months ended September 30, 2013			September 30, 2013
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor A	$605,708	17%		$4,228
Vendor E	354,746	10%		116,965

Total:	$960,454	27%	Total:	$121,193

All vendors are located in the PRC.

(c)	Credit risk

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2014, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

(e)	Exchange rate risk

The reporting currency of the Company is the US dollar (US$), to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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

At September 30, 2014, the Company had $5.52 million in unused lines of credit available for their future use.

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

Nengfa Energy has received many awards and honors from China’s regulators, professional associations and renowned international organizations, including the ISO 9001:20000 certification from Det Norske Veritas Management System, the Liaoning Provincial Government’s Award of Innovative Enterprise with Best Investment Return Potentials, the Special Industrial Contribution Award of the ESCO Committee of China Energy Conservation Association, and the Grade A Tax Payer Enterprise Award by the Liaoning State Local Tax Administration and the “Contract-abiding and credit enterprise” Award by the Liaoning State Local administrative bureau for industry and commerce.

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

The current principal development focus of Nengfa Energy is to complete the on-going construction project of the new manufacturing facility which will triple the Company’s capacity to produce large intelligent flow control systems and to provide our Company with more advanced technology to supply high quality energy efficient and safety reliant products for high end markets such as nuclear power plants and super critical power generation plants.

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

Examples of contracts entered into by the Company or its subsidiaries are:

•In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.

•In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.

•In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•In 2010, the Company received contracts for our products and services to be used in over 50 companies, including Chongqing Water Turbine Company, Chongqing Fangneng Electricity Power Company, Zhejiang Zheneng Jiahua Electricity Power Co. Ltd, and Shaoxing Binhai Thermal Power Company, and a project contract with Fuxin County in Inner Mongolian.

•In 2011, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Jiangsu Changshu Power Generation Co. Ltd., Indian RODA Supercritical Power Station, Indian KAWAI Supercritical Power Station, Zhejiang Zhe Neng Zhong Mei Zhoushan Coal Industry and Electricity Power Co. Ltd., Shenzhen Qinglin Jing Water Diversion Project, Chongqing Yun Neng Power Generation Co. Ltd., and Shenyang Mining Machinery Co. Ltd.

•In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng Technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power Station of China Guodian Corporation ,Qiangui Power Ltd , Guizhou Province, Guihang Nenghuan Refrigeration Engineering Ltd, Shanghai City , Electric Power Construction Corporation (Zambia’s project) , Shandong Province;Lu Electric International Trading corporation, and Shandong Province ( Philippines project).

•In 2013, the Company received contracts from Zheneng Zhenhai gas thermal power Ltd; Chongqing water turbine factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu iron and steel Ltd; Shandong Electric Power Corporation; Jiajie gas-fired cogeneration branch of Shanxi new energy industry group; and the Amedyan Power Ltd of State Grid; Chuangshi Energy Ltd, Beijing; Peiling Water-resource Development Ltd, Chongqing; Iron and Steel Ltd, Maanshan; Oilfield Construction Group Ltd, Daqing ; Harbin Air-condition Ltd; China resources power (haifeng) Ltd.

•In 2014, the Company received contracts from North-West water supply Ltd, Liaoning; Long Sheng Jing Ying environmental protection technology Ltd Beijing and Luneng International Trade Company, Shandong.

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

For most of our contracts, our customers are generally large or stated-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phases over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. As is standard in our industry practice, we are paid by these contractors and/or developers when they have been paid by the local government or state-owned enterprises after the full inspection of each milestone during each construction phrase. Given that the construction of these infrastructure projects is very large, complex, and requires a high quality level at completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable in a timely manner or only after a period longer than our agreed payment terms.

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

The reporting currency of the Company is the United States dollar (“US$”). The Company’s subsidiaries in the PRC, Nengfa Energy and Sales Company maintain their books and records in the local currency of the PRC, the Renminbi (“RMB”), which is the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rated on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	September 30, 2014	September 30, 2013
Period-end RMB:US$1 exchange rate	6.1560	6.1514
Average period RMB:US$1 exchange rate	6.1502	6.2215

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

REVENUES

Total revenues were $2,943,947 and $6,290,346 for the three and nine months ended September 30, 2014 respectively, as compared to $1,335,946 and $4,109,975 for the corresponding period in 2013. Total revenues increased by $1,608,001 and $2,180,371, an increase of 120.36% and 53.05% for the three and nine months ended September 30, 2014, respectively, as compared to total revenues for the three and nine months ended September 30, 2013. The increase in total revenue was due to the increase in product revenue.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $2,907,301 and $6,076,053 or 98.76% and 96.59% of total revenues for the three and nine months ended September 30, 2014, respectively, as compared to $981,433 and $3,283,783, or 73.46% and 79.90% of total revenues, for the corresponding period in 2013. Product revenues increased by $1,925,868and $2,792,270, or 196.23% and 85.03% for the three and nine months ended September 30, 2014, respectively, as compared to the same period in 2013. The increase in product revenue was primarily due to that the product and projects could be delivered to the customers and carried out timely, respectively.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. Service revenues were $36,646 and $214,293, or 1.24% and 3.41% of total revenues for the three and nine months ended September 30, 2014 respectively, as compared to $354,513 and $826,192, or 26.54% and 20.10% of total revenues for the corresponding period in 2013. Service revenues decreased by $317,867 and $611,899, or 89.66% and 74.06% for the three and nine months ended September 30, 2014, respectively, compared to the corresponding period in 2013. The decrease in service revenue was primarily due to the decrease in service related to the processing of export casting product processing service.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three and nine months ended September 30, 2014.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $2,057,913 and $4,893,477 for the three and nine months ended September 30, 2014 respectively, as compared to $913,835 and $2,845,964 for the corresponding three and nine months in 2013, an increase of $1,144,078 and $2,047,513 or 125.20% and 71.94%. Increase in cost of revenues was primarily due to the increase in product revenues.

The overall gross profit for the Company was $886,034 and $1,396,869 (30.09% and 22.21% margin) for the three and nine months ended September 30, 2014, respectively, as compared to $422,111 and $1,264,011 (31.59% and 30.75% margin) for the corresponding three and nine months in 2013, respectively, an increase of $463,923 and $132,858, or 109.91% and 10.51%, compared to the corresponding period in 2013. The increase of margin was due to the increase of total revenues.

Cost of Products

Total cost of products was $2,035,094 and $4,732,807 for the three and nine months ended September 30, 2014, respectively, as compared to $662,091 and $2,305,218 for the corresponding period in 2013, an increase of $1,373,003 and $2,427,589, or 207.37% and 105.31%. This increase is primarily due to the increase of product revenues during the period.

The gross profit for products was $872,207and $1,343,246 (30.00% and 22.11% margin) for the three and nine months ended September 30, 2014, respectively, as compared to$319,342 and $978,565 (32.54% and 29.80% margin) for the corresponding three and nine months in 2013, an increase of $552,865 (173.13%) and $364,681(37.27%). The decrease is primarily due to the increase of the product’s revenue.

Cost of Services

The cost of services was $22,819 and $160,670 for the three and nine months ended September 30, 2014, respectively, as compared to $251,744 and $540,746 for the corresponding period in 2013, a decrease of $228,925 (90.93%) and decrease of $380,076 (70.28%) respectively.

The gross profit for services was $13,827 and $53,623 (37.73% and 25.02% margin) for the three and nine months ended September 30, 2014 respectively, as compared to$102,769 and $285,446 (28.99% and 34.55% margin) for the corresponding period in 2013.The decrease of the gross profit for services was due to the decline in the gross margin derived from orders of services during this period.

Cost of Projects

There was no project revenue for the three and nine months ended September 30, 2014, therefore there was no cost of projects recognized during these periods.

Operating Expenses

Total operating expenses were $404,867 and $1,212,484 for the three and nine months ended September 30, 2014 respectively, as compared to $156,364 and $726,899 for the corresponding period in 2013, an increase of $248,503 and $485,585, or 158.93% and 66.80%, respectively. The increase of operating expenses is mainly due to the increase in both IR service fees and research and development expenses.

Selling and Marketing Expenses

The selling and marketing expenses were $15,476 and $45,399 for the three and nine months ended September 30, 2014, respectively, as compared to $29,432 and $90,637 for the corresponding period in 2013, a decrease of $13,956 and $45,238, or 47.42% and 49.91%, respectively. The decrease is primarily due to the decrease of marketing expenses in expanding new markets in the PRC.

General and Administrative Expenses

General and administrative expenses were $389,391 and $1,167,085 for the three and nine months ended September 30, 2014, respectively as compared to $126,932 and $636,262 for the corresponding period in 2013, an increase of $262,459 and $530,823, or 206.77% and 83.43%, respectively. The increase of general and administrative expenses is primarily due to the increase of the fees for IR service and R&D expenses. For the nine months ended September 30, 2014, the total IR service fee and research and development are $28,082 and$ 85,430, respectively.

Income from operations

As a result of the factors mentioned above, income from operations was $481,167 and $184,385 for the three and nine months ended September 30, 2014, respectively, as compared to income from operations of $265,747and $537,112 for the corresponding three and nine months period in 2013, an increase of $215,420 and a decrease of $352,727, or 81.06% and 65.67%, respectively. The increase of income from operation is primarily due to that the product revenues mainly derived from non-advantage product . Although the income was increased this quarter but the total income still was decreased and increase next quarter as expected.

Other (Expenses) Income

Other expense were $98,762 and $276,330 for the three and nine months ended September 30, 2014 respectively, as compared to $281,429 and $457,905 for the corresponding period in 2013, a decrease of $182,667 and $181,575, or 64.91% and 39.65%. This is primarily due to the decrease in interest expense. As a result, the income before income taxes was $382,405 and loss $91,945 for the three and nine months ended September 30, 2014 respectively, as compared to loss before income taxes of $15,682 and income $79,207 for the corresponding three and nine months period in 2013, an increase of $398,087 and a decrease of $171,152, or 2538% and 216.08%, respectively.

Income Tax Expense

For the three and nine months ended September 30, 2014, income tax expense was $54,721 and $64,841 respectively, as compared to $9,580 and $42,687 for the same period in 2013, an increase of $45,141and $22,154, or 471.20% and 51.90%.

As of September 30, 2014, the Company’s operations in the United States of America have resulted in $3,298,675 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2033, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $1,121,550 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

Net Income (Loss)

As a result of the factors mentioned above, net income was $327,684 and net loss was $156,786 for the three and nine months ended September 30, 2014 respectively, as compared to net loss of $25,262 and net income $36,520 for the corresponding period in 2013, an increase of $352,946 and a decrease of $193,306, respectively. The net loss for the nine months ended September 30, 2014 is primarily due to the increase in IR service fees and R&D cost, offset by an increase in total revenues over the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the nine months ended September 30, 2014, net cash used in operating activities was $655,152. This was attributable primarily to net loss of $156,786, adjusted by non-cash items of depreciation and amortization of $627,048, stockbased compensation of $190,250, amortization of deferred compensation of $94,052, an increase in accounts and retention receivable by $1,947,472, an increase in inventories by $1,842,510, a decrease in prepayment and other receivable by $151,601, an increase in the accounts payable by $2,020,968, an increase in income tax payable of $58,937, and an increase in other payables and accrued liabilities by $148,760.

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

As of September 30, 2014, the increase of inventories was primarily derived from the increase of product in the stock which was mainly for the Liaoning North-West Water Supply project, and includes raw material and good in process et.

As of September 30, 2014, accounts and retention receivable was $7,656,485, 96.89% of which is product revenue accounts receivable, and 3.11% of which is service revenue accounts receivable.

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those accounting for about 18.97% of the total accounts receivable, thus there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts and retention receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	over 365 days
Product	7,449,791	2,712,171	1,400,647	2,053,944	1,283,029
Service	238,437	10,637	3,119	49,298	175,383
Total	7,688,228	2,722,808	1,403,766	2,103,242	1,458,412
Less: allowance for doubtful accounts	31,743	-	-	-	31,743
Accounts and retention receivable, net	7,656,485	2,722,808	1,403,766	2,103,242	1,426,669

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. We take appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. Meanwhile, the Company also adopted strict sales polices according to the signed contracts. The Company evaluated the existing customers and potential customers; as well as reducing their credit in the sales and raising the quality of contracts and controls on the doubtful accounts. As of September, 2014, the accounts receivable of two customers with aging over 365 days are expected to be collected by the end of December 2014. The collecting time indicated below:

Customer	AR with aging above 365 days	To be collected amount by November 2014	To be collected amount by December 2014
Customer “A”	480,619	192,000	288,619
Customer “C”	495,129	150,000	345,129

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

Investing activities

For the nine months ended September 30 2014, net cash used in investing activities was $298,927 which was primarily used in the remaining of construction of the new facility.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. It covers an area of 81,561 sq. m acres. Phase I of the project was structurally completed and began its operations in December 2011. Phase II of the project was structurally completed in December 2012, but is not yet fully operational. Our invested project based upon product casting equipment has not been completed due to market conditions and was thus postponed. As of September 30, 2014, 25% of the smelting equipment was installed, the hoisting equipment was fully installed and the cleaning equipment was in the process of being installed. The Company expects the facility to be fully operational by the end of 2014 based upon the approval of fire security by the local authority.

Financing activities

For the nine months ended September 30, 2014, the net financing cash inflow was $650,382 which was due the proceeds from bank demand notes of $650,382.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2014 were not effective.

Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

☐	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

☐	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with management authorization; and

☐	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. (a) Legal Proceedings.

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

(b) Unused line of credit

At September 30, 2014, the Company had $5.52 million in unused lines of credit available for their future use.

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

NF Energy Saving Corporation
(Registrant)

Date: November 14, 2014	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: November 14, 2014	By:	/s/Lihua Wang
Lihua Wang
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

