Form 10-K
period 2014-12-31
NF Energy Saving Corp
filed 2015-03-27
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014

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

Yes ☐        No ☒

As of June 30, 2014, the aggregate market value of the common equity held by non-affiliates of the registrant was $8,424,424 based on the price of $2.65 per share which the registrant’s common stock was last sold.

As of March 11, 2015, there were 5,719,147 shares of the registrant’s common stock outstanding.

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

On September 5, 2007, we established a new sales company, Liaoning Nengfa Weiye TieFa Sales Co., Ltd. (“Sales Company”). Sales Company was a subsidiary, which was 99% owned by Liaoning Nengfa Weiye Energy Technology Company Ltd. Sales Company engaged in the sales and marketing of flow control equipment and products in PRC. The Sales Company has been inactive since August 2013 and was deregistered and closed down in December 2014.

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

The structure of our corporate organization is as follows:

NF Energy Saving Corporation (NFEC, the “Company”)

100% owned Subsidiary Liaoning Nengfa Weiye Energy Technology Company Ltd (“Nengfa Energy”)

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

Our corporate goal is to maintain our established position as a leading provider of energy efficient flow control systems, a cutting edge innovator with clean energy and energy efficiency technologies, and a total energy efficient solution and service provider dedicated to maximum returns to our investors, partners, clients and environment.

Products and Services

At present, our products and services include:

1. Large-diameter smart flow control devices for China’s electric power generation, water supply, heating supply and gas supply industries.

2. Equipment related to desulfurization, denitration and dust removal for China’s electric power generation, metallurgy, petrochemical, steel, cement and heating supply industries.

3. Consulting services, such as energy efficiency optimization design, energy consuming equipment retrofit and engineering, equipment maintenance and services, energy management based on Energy Performance Contracts for China’s industrial enterprises.

Some landmark contracts the Company has completed include:

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

In 2013, the Company received contracts from Zheneng Zhenhai Gas Thermal Power Co. Ltd; Chongqing Water Turbine Factory Ltd; Chongqing Wanliu Power Co., Ltd; Dalian Petrochemical Company of SenoPech; China National Electric Power Engineering Co. Ltd ; Xinyu Iron and Steel Ltd; Shandong Electric Power Corporation; Jiajie Gas-fired Cogeneration Branch of Shanxi New Energy Industry Group; and the Amedyan Power Co Ltd of the State Grid Company.

In 2014, the Company received contracts from LXB Water Supply Co., Ltd. Shandong Luneng Huaneng Power International Trade Company of Taiyuan Dongshan Gas Turbine Thermal Power Co., Ltd., Beijing Sea of Inner Mongolia Coal Gangue Power Co., Ltd. and other companies. At the same time, the Company has also completed the installation of desulfurization, denitration and dust removal systems at the 660T/h boiler room of the Chinese Aviation Company.

Production and Sales of Energy Saving Flow Control Equipment

The Company’s current principal business is the production and sales of energy-saving flow control equipment, and intelligent flow control equipment. This business accounts for the majority of the Company’s revenues.

Pipeline transport is one of the basic modes of transportation together with rail transport, road transport, air transport and water transport. Water, gas, oil, and heat rely on various kinds of pipelines and pipe networks to be transported to end users. In the case of water pipelines, such systems are also used for public health and safety, and waste and flood control.

The key to the efficiency and energy conservation of the pipeline transportation process is the valve and the flow control equipment. Having unique technology in this field, the Company has obtained four patents and holds fourteen utilization model patents in China for flow control devices, especially in the area of the bidirectional seal zero revelation installation system with its special characteristics. Using valves of this type can result in reduced energy consumption by 20% for customers compared to traditional valves. The reduced energy consumption thereby increases the efficiency of the pipeline system. It is widely used in the fields of electric power, hydro power, petroleum, and natural gas. The Company’s intelligent flow-control device was awarded “Number One Energy Saving Valve of China” by the Chinese Energy Conservation Association. Our products are exported to the United States, Russia, Turkey, Italy, Bulgaria, South Korea, Vietnam, India, Thailand, South Africa, Iraq, and Afghanistan.

The Company started building its new manufacturing facility in 2008, and by the end of 2014, 80% of the Company’s production capacity has been reinstalled in the new facility. After the construction and the installation and adjustment of all machines and equipment is completed in the new facility in 2015, the Company will be able to manufacture and process technically more advanced flow control equipment with greater precision. This shall enable the Company to expand its business into new and high-end markets of higher precision energy equipment.

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

One of the most important opportunities for the Company is to undertake projects that refurbish or reconstruct industrial boilers and create cogeneration opportunities for coal fired boilers. It is estimated that as many as 95% of the industrial boilers in China use coal as fuel. These types of industrial boilers are very inefficient because most industrial coal burning boilers are traditional traveling grate boilers. Only a small portion of the coal fired boilers are equipped with advanced technology, such as pulverized coal combustion or circulating fluidized bed. Due to their combustion type and low thermal efficiency, traditional coal fired boilers emit more CO2 and NOx, and they are typically under their manufacture rated operation life. Overall, it is estimated that these types of boilers are operating at about 60-70% of energy efficiency, which is approximately 20% below that of international best practice. The inefficiency, in part, results from their use of mixed sizes of coal particles in layer combustion. Among these types of boilers, about 60% of them are clockwise rotation boilers. The use of the differing sizes of the coal particles results in remarkable low combustion efficiency, due to poor ventilation and accumulation of dust which chokes the combustion. Therefore, coal is not totally burned and there is a loss of potential energy. The current methods of coal feed to the boilers and the current combustion cannot solve this problem. At present, there are approximately 0.3~0.4 million sets of traveling grate boilers in-use in China, the Company sees a significant opportunity to focus on boiler transformation technology and projects.

The Company’s solution is to redesign and reconstruct elements of an existing boiler or boiler system to improve its overall performance and increase its optimization rates. This is done in a number of different ways, such as the following:

The Company has mature technology and know-how to redesign and reconstruct elements of existing coal fired boiler and boiler system to improve their overall performance and optimize their energy efficiency and reduce their emissions. This can be done in a number of different ways, such as the following:

a) Traditional boilers using pulverized coal or with a clockwise rotation chain grate system can be refitted with circulating fluidized bed combustion technology. This change has the benefit of allowing the boiler to improve the thermal efficiency while using low grade coal. The ash from the fluidized bed combustion system can be used for making building materials, which is a valuable by-product and reduces pollution output.

b) The control system of a boiler can be either reconstructed or modified to improve the operations of the unit and system.

c) The coal feeding system of a boiler can be altered to provide more efficient coal layer arrangement according to different volume and nature of the coal. As a result, combustion rate of coal can be remarkably enhanced in the retrofitted boiler. This technology can effectively improve fuel use efficiency and lower emission and operation cost.

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

3. Energy-Saving and Reconstruction of Steam Heat Energy System

As a high quality source of secondary energy, steam is widely used in petroleum, petrochemical, chemical, paper making, brewing, tobacco, steel, pharmaceutical, packaging, machinery, and electronics among other industries. The total energy efficiency of steam is directly determined by the system’s energy efficiency. The characteristics of the steam and condensation system are highly complex, due to factors such as the need for a condensation traps and vacuum breakers, the damage from water hammer, corrosion of the heat exchanger and leakage, condensation, pollution and purification, steam consumption’s imbalance in winter and summer, steam consumption’s mismatching between high and low pressures, the flash steam problem, and steam leakage. For a long time, due to the irrationality of system design, the complexity of the system itself, the negligence of owners, the imprecision of management, and the deficiency of maintenance, the overall energy efficiency of steam systems in China is very low. Therefore, the Company believes there is a significant opportunity for energy savings in steam systems:

1) Approximately 0.5 billion tons of standard coal is consumed annually in China, which is more than 1/3 of the total national consumption of fossil fuels of the country.

2) The overall energy efficiency of steam systems in China is only approximately 30%, which is 25% lower than that of industrialized countries.

3) The annual energy waste due to the low energy efficiency of steam systems is approximately 120 million ton of coal equivalent (tce), which is estimated to be worth over 120 billion RMB.

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

Working with energy saving experts in steam systems in China, the Company has built a steam system department. This department has an R&D and design team, which can provide efficient energy conservation solutions for long lasting energy saving results. Under normal conditions, the reduction of steam energy cost is generally between 10% and 25%.

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

16. Two-way sealed butterfly valve (ZL 2009 2 0014504.3), with an application date of June 11, 2009;

17. Energy-saving electric valve (ZL2011 2 0393230.0) with an application date of October 14, 2011; and

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

The Company does not have any significant trademarks in use at this time. As our business develops, we will consider the advantage of developing specific trademarks for our products and services and registering those marks with the PRC government authorities for trademark protection.

Markets and Customers

The transport of water and fluid energy, such as oil, gas, steam and hot water depends on pipelines. The intelligent flow control device supplied by NF Energy is an important part in the fluid energy transportation systems. According to “the 12th Five-Year) (2011-2015) National Strategic Emerging Industry Development Plan", China will invest 4 trillion yuan in the next 5-10 years into the South-North Water Diversion Projects.. Since it was founded in 2006, the Company has supplied its products to many projects of this national water works, including the middle and northern Guangxi Xijiang River Water Diversion Project, Shenzhen Water Supply Project, Shanghai Water Diversion Project, and the 7 urban water supply projects in Liaoning Province, three curved water diversion projects in Dandong, and other major domestic water diversion projects. We have the best industry performance in water supply projects. At the same time, we also provide flow control devices and equipment for thermal power plants and coal-fired power plants as well as domestic hydro power generation market which are dominated by China's state-owned five big power groups. More than 80% of the Company’s annual revenues come from these markets and customers.

"The South-North Water Diversion Project" is a long term project utilizing the water resources in China. To solve the serious shortage of water resources in northern China, the south-north water diversion project plan of the east, middle and west route water diversion from the Yangtze, across the Yangtze river, Huai river, Yellow River, Haihe river four big basin, total water diversion capacity of 44.8 billion cubic meters, water area of 145 square kilometers and a population of 438 million people. The first phase of early implementation of the eastern, central, in 2013, the first phase of eastern route project has been water. The first phase of the midline in December 12, 2014, drainage systems.

The eastern and central construction relates to “South-north water diversion project” began to build on December 30,2013, supplied water derived from Danjiangkou reservoir to Bejing City, Tianjin City, Hebei Province and Henan Province along with railway route of Beijing-Guangzhou. The total length is 1,432 kilometers, the average annual amount of 9.5 billion cubic meters, which led to be beneficial to 20 large and medium-sized cities and more than 100 counties relating to this project. "South-north water diversion project" is an important strategic infrastructure realizing optimal allocation of water resources, improves the sustainable development on economy. Until now, the products with the total amount of $3.05 million were delivered to east and central construction relates to this project as the infrastructure’s supplier in water supply. According to the schedule, the first phase of the western line will be begun in recent year; the Company will pursue the market opportunities in the project.

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

Competition

The Company holds a leading position in the super diameter energy efficient flow control system market in China. The Company has an extensive competitive advantage over Chinese domestic manufactures in this field. Other manufactures that are focusing on the development of different and smaller valve products may enter this field. Our major potential competitor in this field is China Valve Technology.

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

The utilization of gasified biomass energy is matured in China. Although the technology is widely used in China, it is still at a stage of individual household build gas digesters, rather with a large scale piped gas supply system. The county-city level gas supply project the Company concentrates on will generate a local area monopoly business operation. There is no direct competition in short term.

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

Research and Development

The research and development expenses are to develop new products or new production technologies. The research and development expenses include the materials and labor costs, application fees for patents and significant improvements to existing products. We incurred $107,872 and $79,450 of research and development expenses in 2014 and 2013, respectively.

Employees

As of December 31, 2014, there were 225 employees including 30 technical staff working in our subsidiaries located in China. We believe we have a good relationship with our employees.

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

Risks Related to Our Business

We have incurred a net loss in each of the past two years and there are no assurances that such losses may not continue.

We incurred a net loss of $180,165 for 2013 and $617,291 for 2014. Our ability to generate net income is dependent upon generating sufficient revenues. If we are unable to generate sufficient revenues, our results of operations and financial condition may be adversely affected.

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

During the next phase of our business development, as we complete Phase II of our new manufacturing facility and continue our planned expansion into manufacture of energy-saving equipment and other aspects of the energy savings industry, including steam energy, we believe that we will need to raise additional capital from outside sources during the next year or two. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. One possible impediment to raising capital is the tightening credit policies of the Chinese banks and the tightness in the global credit markets. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products or services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We cannot be sure that we will be able to secure all the financing we will require, or that it will be available on favorable terms. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

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

We derive a substantial part of our revenues from several major customers, therefore if we lose any of these customers or they reduce the amount of business they do with us in the future, our revenues may be affected

Our largest customer, Nengfa Weiye Tieling Valve Joint Stock Co. Ltd, accounted for 65% of our revenues for the year ended December 31, 2014, Our second largest customer, Beijing Long Sheng Jing Ying environmental protection technology Co. Ltd accounted for 24% of our revenue in the year ended December 31, 2014. As of December 31, 2014, these two customers accounted for 89% in our total revenue. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be materially and adversely affected. Although we have a strategic partnership with our second largest customer and a preferred provider agreement with our largest customer, there can be no assurance that these customers will continue to provide the current level of demand or will not seek to modify or terminate their respective arrangements.

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

Although we do not characterize our business as a government contractor, some aspects of our business are indirectly dependent on government policy, government funding, and government contracts. For example, the South to North Water Diversion Project is largely a government funded project, and our customers are contractors with the government. Similarly, our energy-saving projects and adjustments of our products and services are dependent on the policies issued by the government. As a consequence, it is possible that the products and services to be provided will be diminished resulting in a decrease in our revenue. Much of the pollution control and green industries are dependent on government policy to implement societal improvements. Our business has a number of aspects that are dependent on the government and our products, services and revenues are dependent on policies that can change if the government officials determine to redirect attention and investment to other aspects of society and industrial development.

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

Our Chairman, Chief Executive Officer and President, Mr. Gang Li, beneficially owns approximately 35.53% of the outstanding shares of our common stock and is our largest single stockholder. Together with, Ms. Lihua Wang, who is our Chief Financial Officer, they own 44.41% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into certain transactions which may be beneficial to our other stockholders. The interests of these stockholders may differ from the interests of the other stockholders.

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

The Company’s auditor HKCMCPA Company Limited, Certified Public Accountants is subject to PCAOB inspection. The auditor was inspected in 2008 and the corresponding inspection report was issued under the former name of Zhong Yi (Hong Kong) Company Limited. The most recent inspection report has been issued in 2013.

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

We have not paid dividends on our common stock in 2014 or 2013, and we do not anticipate paying any dividends in the near future. Investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

Our reporting currency is the US Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China changed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer officially pegged to the US dollar, and the exchange rate will have some flexibility. Despite the exchange rate had a little fluctuation in 2014, but the floating exchange rate is regime and stable. If the RMB depreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will decline in value and if the RMB appreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will increase in value. There are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility will be approximately $24 million. It covers an area of 81,561 sq. m acres. Phase I of the project was structurally completed and began its operations in December 2012. Phase II of the project was structurally completed in December 2013, the outstanding construction is only the investment derived from casting equipment, the main reason is due to the sale of cast steel valve was increased but decrease in sale of cast valve , therefore, the Company changed product’s category and the environmental protection needs to be considered as to the environmental pollution. The Company’s management decided that the investment as it relates to the cast valve will have to be postponed, and that other products will replace it.Management expects the detailed schedule will be disclosed in the second quarter of 2015. Until now, 60% of the smelting equipment was installed, the hoisting equipment was fully installed and the cleaning equipment in the process of being installed. The Company expects that it can obtain the property ownership certificate by the end of 2015.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFTEY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGNA.OB”. The symbol after the Company’s name change to NF Energy Saving Corporation of America was “NFES.OB”. On August 26, 2009, the Company further changed its name to NF Energy Saving Corporation, and the symbol was changed to “NFEC.OB”. On October 4, 2010, the Company commenced trading on the Nasdaq Global Market, under the symbol “NFEC”. On March 7, 2012, the trading for the common stock was changed to the Nasdaq Capital Market. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2014 and 2013 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 6, 2015, the closing price was $2.10 per share.

	Common Stock (Adjusted Stock Price)
	High	Low
Fiscal year ends at December 31, 2014
First quarter	$2.08	$1.52
Second quarter	$2.65	$0.832
Third quarter	$3.44	$2.16
Fourth quarter	$2.75	$1.53

Fiscal year ends at December 31, 2013
First quarter	$1.04	$0.82
Second quarter	$0.83	$0.60
Third quarter	$2.33	$0.55
Fourth quarter	$2.07	$1.51

Record Holders

As of December 31, 2014, we had 1,345 common shareholders of record.

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

Transfer Agent

Our transfer agent is Corporate Stock Transfer, Inc., located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado, 80209.

Unregistered Sales of Equity Securities and Use of Proceeds

In May and July, 2014, the Company respectively signed two agreements with ONM Group Inc. for certain periods of time, pursuant to which ONM Group will 1) to assist with the Company in the development of future business plans; 2) to assist the Company finding an overseas strategic partnership oversea; and 3) to assist the Company in any future financing.

On 23 May 2014, the Company issued 50,000 shares of its common stock to ONM Group Inc., at a market value of $1.085 per share, or a total value of $54,250.

On 21 July 2014, the Company issued 50,000 shares of its common stock to ONM Group Inc., at a market value of $2.72 per share, or a total value of $136,000.

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

 (a) Sale of products

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers during a period from one to six months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and suitability, to its full satisfaction, then the Company makes delivery to the customer

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. As of December 31, 2014 and 2013, there were no refunds regarding our products.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, do not bear interest and are due within the contractual payment terms, generally 90 to 180 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 180 days and those over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivable. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law.

The payment terms for our accounts receivable from each source of revenue is set forth below:

	Revenue items	General payment terms:

1.	Sales of products	(a)	10% of the contract value will be paid by the customer upon signing the contract.
		(b)	50% of the contract value will be paid by the customer after the physical inspection (with a credit term from 90 to 180 days).
		(c)	30% to 35% of the contract value will be paid upon the delivery to the customer (with a credit term from 90 to 180 days).
		(d)	5% to 10% of the contract value will be paid within 12 to 24 months (from the delivery date) as warranty retention for the product.

2.	Services	(a)	10% to 15 % of the contract value will be paid by the customer upon signing the contract.
		(b)	The remaining contract value will be paid by the customer upon the completion of the service (with a credit term from 30 to 90 days).

In general, accounts receivable with aging within 90 days, between 91 and 180 days, and between 181 and 360 days represent approximately 30-40%, 50-60%, and 5%-15%, respectively, of the total accounts receivable. The Company is highly aware of the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those accounting for at least 13% of the total accounts receivable.

During 2014, some of the Company’s customer’s construction projects ceased, which led to postponement of the acceptance of the project, adversely affecting the collection of the accounts receivable. The accounts receivable with aging between 180 and 360 days accounted for 20%-30% of the total accounts receivable. Accounts receivable with aging above 1 year accounted for 13% of the total accounts receivable, net of allowance. As of 28 February, 2015, $440,074 of accounts receivable with aging between 2 years and 3 years was collected. The Company will actively supervise the collection of accounts receivable via the strict marketing policy in case of doubtful accounts in the future.

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

The doubtful debt is considered for accounts receivable with aging above 2 years according to the collection of accounts receivable.

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

Property, Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which the asset becomes fully operational and after taking into account its estimated residual values:

	Expected useful life	Residual value
Building	30-50 years	5%
Plant and machinery	10-20 years	5%
Furniture, fixture and equipment	5-8 years	5%

Expenditure for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

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

As at December 31, 2014 and 2013, the Company had no benefit or penalties regarding its income taxes. As of December 31, 2014, there are also no any significant uncertain tax items.

The main operations of the company are located in the PRC and have jurisdiction under the local tax law. As a result of these operations, the company’s tax returns are subject to examination by a foreign tax authority. As of December 31, 2014, the Company filed and cleared the tax returns of 2014 with the appropriate local PRC tax authority.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2014	2013
Year-end RMB:US$ exchange rate	6.1535	6.1140
Annual average RMB:US$ exchange rate	6.1428	6.1982

RESULTS OF OPERATIONS

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $9,980,917 and $5,674,933 for the years ended December 31, 2014 and 2013, respectively. Total revenues increased $4,305,984, a 75.88% increase, for the year ended December 31, 2014 compared to total revenues for the year ended December 31, 2013. Increase in total revenue was due to the increase in product revenue.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and energy saving flow control equipment. Product revenues were $9,742,527 and $4,693,248 or 97.6% and 82.7% of total revenues for the years ended December 31, 2014 and 2013, respectively. Product revenues for the year ended December 31, 2014 increased by $5,049,279 or 107.58%, compared to the product revenue for the year ended December 31, 2013. The increase in product revenue was primarily due to the signed contract with a Chinese Aviation Company to supply equipment for boiler room dust removal and Sox&Nox emission reduction. The revenues related to the project were $2.34 million for the year ended December 31, 2014. The product was delivered to the clients in a timely manner due to the new facilities have been structurally completed.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Service revenues were $238,390 and $981,685 for the years ended December 31, 2014 and 2013 respectively, a decrease of $743,295 or 75.72%. The decrease in service revenues was primarily due to the decrease in service related to the export of casting product processing service.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $8,496,623 and $4,132,139, or 85.13% and 72.81% of total revenues, for the years ended December 31, 2014 and 2013, respectively. The total cost of revenues increased by $4,364,484 or 105.6% for the year ended December 31, 2014 compared to the total cost of revenues for the year ended December 31, 2013. The increase in total cost of revenues was primarily due to the increase in product revenue.

The overall gross profit for the Company was $1,484,294 and $1,542,794, or 14.87% and 27.2% of total revenues, for the years ended December 31, 2014 and 2013, respectively. The decrease in gross profit was primarily due to the decrease in product’s profit as a result of the fierce market competition and most of the products manufactured in 2014 were new products, which led to increased costs in order to meet the client’s more stringent requirements. Furthermore, in the contract with a Chinese Aviation Company to supply equipment for boiler room dust removal and Sox&Nox emission reduction, the Company was not the only supplier. Accordingly, the gross profit for the project was low in order to make the Company’s products more competitive in the market.

Cost of Products

Total cost of product revenues was $8,323,633 and $3,468,117 for the years ended December 31, 2014 and 2013, respectively. The cost of product revenues increased by $4,855,516 or 140.0% for the year ended December 31, 2014 compared to the cost of revenues for the year ended December 31, 2013.

The gross profit for products was $1,418,894 and $1,225,131, and the gross profit margin was 14.6% and 26.1% for the years ended December 31, 2014 and 2013, respectively. The decrease in gross margin was primarily due to the competition in the market which led to decrease the profit in the Company’s products and that most of products manufactured in 2014 were new products, which led to increased costs in order to meet the client’s more stringent requirements.

Cost of Service

Total cost of service revenues was $172,990 and $664,022 for the years ended December 31, 2014 and 2013, respectively. The cost of service revenues decreased by $491,032 or 73.95% for the year ended December 31, 2014 compared to the cost of service revenues for the year ended December 31, 2013. The gross margin for services was $65,400 and $317,663, or 27.43% and 32.36% for the years ended December 31, 2014 and 2013, respectively. The decrease of the gross profit for services was due to the termination in the exported processing contract.

Operating Expenses

The total operating expenses were $1,860,490 and $1,156,601, or 18.64% and 20.38% of total revenues, for the years ended December 31, 2014 and 2013, respectively. The total operating expenses increased by $703,889 or 60.86% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase of operating expenses is primarily due to the increase in both IR service fees and allowance for doubtful accounts.

Sales and marketing expenses

The total sales and marketing expenses were $32,777 and $98,863, or 0.33% and 1.7% of total revenues, for the years ended December 31, 2014 and 2013, respectively. The decrease in sales and marketing expenses is due to the portion of sales and marketing expenses being integrated with other expenses as administrative costs.

General and administrative expenses

General and administrative expenses were $1,827,713 and $1,057,738, or 18.31% and 18.64% of total revenue, for the year ended December 31, 2014 and 2013, respectively. The general and administrative expenses increase by $769,975 or 72.79%. The increase in general and administrative expenses was primarily due to the increase in both IR service fees and allowance for doubtful accounts.

(Loss) Income from Operations

As a result of the foregoing, our loss from operations was $376,196 for the year ended December 31, 2014, as compared to income from operations of $386,193 for the year ended December 31, 2013. The decrease of the income from operations was $762,389 or 197.41% The main reasons for the loss from operations are (1) the competition in the market which led to a decrease in the profit margin for the Company’s product, (2) that most of the products manufactured in 2014 were new products, which lead to increased costs in order to meet the client’s more stringent requirements, and (3) an increase in both IR service fees and allowance for doubtful accounts.

Other income (expenses)

For the year ended December 31, 2014, total other expense was $176,233, as compared to $519,338 for the year ended December 31, 2013, a decrease of $343,105. The decrease in total other expenses was primarily due to a $163,496 increase in other income and a $171,586 decrease in interest expense.

Income Tax Expenses

For the years ended December 31, 2014 and 2013, income tax expenses were $64,862 and $47,020, respectively. The increase of income tax expenses was due to the increase in taxable income, an increase of $17,842 as compared to 2013.

As of December 31, 2014, the Company’s operations in the United States of America incurred $3,122,175 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,061,540 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net loss

As a result of the foregoing, we recorded net loss of $617,291, a 6.18% loss margin on revenue for the year ended December 31, 2014, as compared to net loss of $180,165, a 3.17% loss margin on revenues, for the year ended December 31, 2013. The net loss for the year ended December 31, 2014 increased by $437,126, an increase of 242.63%, compared to the year ended December 31, 2013. The net loss is mainly due to (1) the decrease in product’s profit margin as a result of the fierce market competition, (2) that most products manufactured in 2014 were new products, which led to increased costs in order to meet the client’s more stringent requirement, and (3) an increase in both IR service fees and allowance for doubtful accounts.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the year ended December 31, 2014, net cash used in operating activities was $995,080. This was primarily attributable to our net loss of $617,291, adjusted by non-cash items of depreciation and amortization of $844,657, loss on disposal of plant and equipment of $20,789, loss on closedown of a subsidiary of $18,444, allowance for doubtful accounts of $325,860, shares issued for services rendered of $190,250 and write-back of contingent liability of $200,000. The decrease in operating cash flow in 2014 were due primarily to the increase in accounts receivable by $3,717,636, the increase in inventories by $2,994,943, decrease in prepayments and other receivables by $238,756, increase in accounts payable by $4,731,418, decrease in income tax payable by $551 and increase in other payables and accrued liabilities by $71,115.

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

As of December 31, 2014, the increase of inventories was primarily derived from the market fluctuation and delay in construction of some projects such that the product could not be delivered to the customers. It is anticipated that the inventories will be delivered prior to July 2015.

As of December 31, 2014, accounts and retention receivable was $9,095,375, 97% and 3% of the product revenue and service revenue, respectively.

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those that account for about 13% of the total accounts receivable, net of allowance, thus we believe there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts and retention receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	9,156,917	3,054,551	2,584,586	2,221,083	1,296,697
Service	294,751	11,376	50,053	9,133	224,189
Total	9,451,668	3,065,927	2,634,639	2,230,216	1,520,886
Less: retention receivable	(743,006)	(90,730)	(302,118)	(305,251)	(44,907)
Less: allowance for doubtful accounts	(356,293)	-	-	-	(356,293)
Accounts receivable, net	8,352,369	2,975,197	2,332,521	1,924,965	1,119,686

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

As of December 31, 2014, the accounts receivable of two customers with aging above 365 days are expected to be collected by the end of June 2015. The Collecting time indicated below:

Customer	AR with aging above 365 days	Collected amount by end of June 2015
Customer “A”	480,790	480,790
Customer “E”	495,330	495,330
Total	976,120	976,120

We offer a free 12 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

As of 31 December, 2014, net cash used in investing activities was $341,634 which was primarily used in the construction of the new manufacturing facility and the purchase of property, plant and equipment.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility will be approximately $24 million. It covers an area of 81,561 sq. m acres. Phase I of the project was structurally completed and began its operations in December 2012. Phase II of the project was structurally completed in December 2013, the outstanding construction is only the investment derived from casting equipment, the main reason is due to the sale of cast steel valve was increased but decrease in sale of cast valve , therefore, the Company changed product’s category and the environmental protection needs to be considered as to the environmental pollution. The Company’s management decided that the investment as it relates to the cast valve will have to be postponed, and that other products will replace it. Management expects the detailed schedule will be disclosed in the second quarter, 2015. Until now, 60% of the smelting equipment was installed, the hoisting equipment was fully installed and the cleaning equipment in the process of being installed.

Financing activities

For the years ended December 31, 2014, the net financing cash inflow was $1,626,490 which was due the proceeds of short-term borrowings of $6,180,661 and the repayment on short-term borrowings of $4,554,171.

On June 2012, the Company obtained a short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This note is unsecured, carries interest at 6% per annum, payable at maturity and due on May 31, 2013. Upon maturity, the note holder was agreed to extend the maturity term to May 31, 2015.

On April 2014, the Company obtained a bank note of $3,412,692 (Equivalent to RMB 21,000,000) from Shanghai Pudong Development Bank, due March 18, 2015, which is guaranteed by its vendors and secured by land use right. The interest rate is 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable.

In December 2014, the Company obtained a bank note of $3,900,219, (Equivalent to RMB 24,000,000) from Shanghai Pudong Development Bank, due March, 2015, collaterialized by restricted cash of RMB12,000,000. The bank note was issued to settle the accounts payable.

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

NF ENERGY SAVING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NF Energy Saving Corporation

We have audited the accompanying consolidated balance sheets of NF Energy Saving Corporation and its subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

March 27, 2015

NF ENERGY SAVING CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,304,130	$1,020,760
Restricted cash	1,950,110	1,962,709
Accounts receivable, net	8,352,369	5,251,974
Retention receivable, current	743,006	498,095
Inventories	5,623,318	2,647,947
Prepayments and other receivables	864,317	1,109,906

Total current assets	18,837,250	12,491,391

Non-current assets:
Property, plant and equipment, net	14,042,426	14,715,968
Land use right, net	3,018,029	3,105,027
Construction in progress	12,407,226	12,363,807

TOTAL ASSETS	$48,304,931	$42,676,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$5,805,720	$1,085,336
Short-term bank borrowings	8,450,475	6,869,480
Notes payable, related parties	1,500,000	1,500,000
Income tax payable	-	554
Amount due to a related party	431,682	431,682
Other payables and accrued liabilities	783,895	924,516

Total current liabilities	16,971,772	10,811,568

TOTAL LIABILITIES	16,971,772	10,811,568

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,719,147 and 5,619,147 shares issued and outstanding, respectively	5,719	5,619
Additional paid-in capital	9,887,646	9,697,496
Deferred compensation	-	(94,052)
Statutory reserve	2,227,634	2,226,878
Accumulated other comprehensive income	4,511,915	4,710,113
Retained earnings	14,700,245	15,318,571

Total stockholders’ equity	31,333,159	31,864,625

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,304,931	$42,676,193

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2014	2013
REVENUES, NET
Products	$9,742,527	4,693,248
Services	238,390	981,685
Total revenues, net	9,980,917	5,674,933

COST OF REVENUES:
Cost of products	8,323,633	3,468,117
Cost of services	172,990	664,022
Total cost of revenues	8,496,623	4,132,139

GROSS PROFIT	1,484,294	1,542,794

OPERATING EXPENSES:
Sales and marketing	32,777	98,863
General and administrative	1,827,713	1,057,738
Total operating expenses	1,860,490	1,156,601

(LOSS) INCOME FROM OPERATIONS	(376,196)	386,193

Other (expense) income:
Other income	200,000	36,504
Other expense	(18,444)	-
Interest income	63,153	36,686
Interest expense	(420,942)	(592,528)
Total other expense	(176,233)	(519,338)

LOSS BEFORE INCOME TAXES	(552,429)	(133,145)

Income tax expense	(64,862)	(47,020)

NET LOSS	$(617,291)	$(180,165)

Other comprehensive (loss) income:
– Foreign currency translation (loss) gain	(197,163)	1,090,994

COMPREHENSIVE (LOSS) INCOME	$(814,454)	910,829

Net loss per share:
– Basic	$(0.11)	$(0.03)
– Diluted	$(0.11)	$(0.03)

Weighted average common shares outstanding:
– Basic	5,672,161	5,478,095
– Diluted	5,672,161	5,478,095

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(617,291)	$(180,165)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	844,657	831,084
Loss (gain) on disposal of plant and equipment	20,789	(28,891)
Loss on closedown of a subsidiary	18,444	-
Allowance for (recovery of) doubtful accounts	325,860	(5,947)
Shares issued for services rendered	190,250	128,848
Amortization of deferred compensation	94,052	-
Interest expenses, non-cash	-	16,762
Write-back of contingent liability	(200,000)	-
Settlement of interest payable in lieu of stock	-	(34,836)
Change in operating assets and liabilities:
Accounts and retention receivable	(3,717,636)	2,021,333
Inventories	(2,994,943)	(1,383,490)
Prepayments and other receivables	238,756	(29,792)
Accounts payable, trade	4,731,418	(335,876)
Income tax payable	(551)	39,072
Other payables and accrued liabilities	71,115	(145,394)
Net cash (used in) provided by operating activities	(995,080)	892,708

Cash flows from investing activities:
Purchase of property, plant and equipment	(218,744)	(96,038)
Proceeds from disposal of property, plant and equipment	-	158,174
Payments on construction in progress	(122,890)	(984,129)
Net cash used in investing activities	(341,634)	(921,993)

Cash flows from financing activities:
Change in restricted cash	-	(1,129,366)
Repayment on note payable, related party	-	(1,609,185)
Proceeds from short-term bank borrowings	6,180,661	6,372,849
Repayment on short-term bank borrowings	(4,554,171)	(5,727,497)
Net cash provided by (used in) financing activities	1,626,490	(2,093,199)

Effect on exchange rate change on cash and cash equivalents	(6,406)	71,877

NET CHANGE IN CASH AND CASH EQUIVALENTS	283,370	(2,050,607)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,020,760	3,071,367

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,304,130	$1,020,760

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$65,413	$7,948
Cash paid for interest	$330,942	$507,641

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of promissory notes	$-	$960,000

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Deferred	Statutory	Accumulated other comprehensive	Retained	Total stockholders'
	No. of shares	Amount	capital	compensation	reserve	income	earnings	equity
Balance as of January 1, 2013	5,326,501	$5,326	$8,463,291	$-	$2,212,951	$3,619,119	$15,512,663	$29,813,350
Foreign currency translation adjustment	-	-	-	-	-	1,090,994	-	1,090,994
Imputed interest on related party notes	-	-	16,762	-	-	-	-	16,762
Conversion of promissory notes and interest payable	132,646	133	994,703	-	-	-	-	994,836
Shares issued for service to be rendered	160,000	160	222,740	(94,052)	-	-	-	128,848
Net loss for the year	-	-	-	-	-	-	(180,165)	(180,165)
Appropriation to statutory reserve	-	-	-	-	13,927	-	(13,927)	-
Balance as of December 31, 2013	5,619,147	$5,619	$9,697,496	$(94,052)	$2,226,878	$4,710,113	$15,318,571	$31,864,625

Balance as of January 1, 2014	5,619,147	$5,619	$9,697,496	$(94,052)	$2,226,878	$4,710,113	$15,318,571	$31,864,625
Foreign currency translation adjustment	-	-	-	-	-	(198,198)	-	(198,198)
Amortization of deferred compensation	-	-	-	94,052	-	-	-	94,052
Shares issued for service to be rendered	100,000	100	190,150	-		-	-	190,250
Close down of a subsidiary	-	-	-	-	(279)	-	(18,165)	(18,444)
Net loss for the year	-	-	-	-	-	-	(599,126)	(599,126)
Appropriation to statutory reserve	-	-	-	-	1,035	-	(1,035)	-

Balance as of December 31, 2014	5,719,147	$5,719	$9,887,646	$-	$2,227,634	$4,511,915	$14,700,245	$31,333,159

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Description of subsidiary

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

Liaoning Nengfa Weiye Tei Fa Sales Co., Ltd. (“Sales Company”) was deregistered and closed down in December 2014.

NFEC and its subsidiary are hereinafter referred to as (the “Company”).

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•        Basis of consolidation

The consolidated financial statements include the financial statements of NFEC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The accounts of Sales Company are consolidated as a wholly-owned subsidiary from its inception to December 31, 2014, in which the Company holds 99%-majority interest and has the ability to exercise significant influence over Sales Company. Sales Company completed the de-registration process with the local authority in December 2014 and resulted with a net loss of $18,444.

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

•        Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired. The warranty period is usually 12 months.

•        Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2014 and 2013, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•        Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Building	30-50 years	5%
Plant and machinery	10 – 20 years	5%
Furniture, fixture and equipment	5 – 8 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2014 and 2013.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

•        Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2014 and 2013.

•        Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $107,872 and $79,450 of such costs for the years ended December 31, 2014 and 2013, respectively.

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

For the years ended December 31, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2014, the Company did not have any significant unrecognized uncertain tax positions.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority. For the year ended December 31, 2014, the Company filed and cleared 2013 tax return with its local tax authority.

•        Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the years ended December 31, 2014 and 2013.

•        Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2014	2013
Year-end RMB:US$1 exchange rate	6.1535	6.1140
Annual average RMB:US$1 exchange rate	6.1482	6.1982

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•        Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2014 and 2013, the Company operates in two reportable operating segments in the PRC.

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

•        Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing): cash and cash equivalents, restricted cash, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

In November 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-16, Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity, a consensus of the FASB Emerging Issues Task Force. The standard eliminates diversity in the practice of determining whether the nature of a host contract with a hybrid financial instrument issued in the form of a share is more akin to debt or equity and applies to all reporting entities that are issuers of hybrid financial instruments issued in the form of a share. This standard provides that the determination would be based on a consideration of all economic characteristics and the risk of the entire hybrid financial instrument, including the embedded derivative function. Upon adoption, each issued hybrid share instrument must be evaluated to determine whether it contains embedded features that require bifurcation or no longer require bifurcation under the new standard. Retrospective application and early adoption would both be permitted. The standard is effective for public business entities for fiscal years, and interim periods within those years, beginning after 15 December 2015. The Company is currently evaluating the impact this standard will have on the consolidated financial position or results of operations.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In August 2014, FASB issued Accounting Standard Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial position or results of operations.

In May 2014, FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most revenue recognition standards. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. An entity would recognize revenue through a five-step process: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This standard also requires enhanced disclosures and provides more comprehensive guidance for transactions such as service revenue and contract modifications. Guidance for multiple-element arrangements also has been enhanced. The standard will take effect for public entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods. Early application is not permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial position or results of operations.

In July 2013, FASB issued guidance on presentation of an unrecognized tax benefit in financial statements when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The guidance does not require new recurring disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. The Company adopted this standard on January 1, 2014. The adoption of this standard had no impact on the presentation of the Company’s unrecognized tax benefits or on the consolidated financial position or results of operations.

3.       ACCOUNTS AND RETENTION RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company provided an allowance of $325,860 and recovered $5,947 allowance for the years ended December 31, 2014 and 2013, respectively.

	As of December 31,
	2014	2013

Accounts receivable, cost	$8,708,662	$5,283,935
Retention receivable, cost	743,006	498,095
	9,451,668	5,782,030
Less: allowance for doubtful accounts	(356,293)	(31,961)
Accounts and retention receivable, net	$9,095,375	$5,750,069

Up to February 28, 2015, the Company has subsequently recovered from approximately 18% of accounts and retention receivable as of December 31, 2014.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.       INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2014	2013

Raw materials	$1,313,987	$360,464
Work-in-process	721,798	681,489
Finished goods	3,587,533	1,605,994
	$5,623,318	$2,647,947

For the years ended December 31, 2014 and 2013, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next six months.

5.       PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	As of December 31,
	2014	2013

Prepayment to vendors for raw materials	$591,628	$920,723
Prepaid operating expenses	141,113	128,206
Advance to employees	118,492	52,804
Other receivables	13,084	8,173
	$864,317	$1,109,906

The Company generally makes prepayments to vendors for raw materials in the normal course of business. Prepayments to vendors are recorded when payment is made by the Company and relieved against inventory when goods are received, which include provisions that set the purchase price and delivery date of raw materials.

6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2014	2013

Building	$11,594,610	$11,588,428
Plant and machinery	5,549,476	5,379,070
Furniture, fixture and equipment	63,497	59,778
Foreign translation difference	1,161,167	1,278,836
	18,368,750	18,306,112
Less: accumulated depreciation	(4,077,433)	(3,317,550)
Less: foreign translation difference	(248,891)	(272,594)
Property, plant and equipment, net	$14,042,426	$14,715,968

Depreciation expense for the years ended December 31, 2014 and 2013 were $777,532 and $764,500, of which $717,055 and $684,680 were included in cost of revenue, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.       LAND USE RIGHT

Land use right consisted of the following:

	As of December 31,
	2014	2013

Land use right, at cost	$3,044,062	$3,044,062
Less: accumulated amortization	(331,230)	(264,105)
	2,712,832	2,779,957
Add: foreign translation difference	305,197	325,070

Land use right, net	$3,018,029	$3,105,027

Amortization expense for the years ended December 31, 2014 and 2013 were $67,125 and $66,584, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending December 31:
2015	$67,067
2016	67,067
2017	67,067
2018	67,067
2019	67,067
Thereafter	2,682,694

Total:	$3,018,029

8.      CONSTRUCTION IN PROGRESS

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

The first phase of construction project was completed and began its operations in December 2012. The cost of construction was transferred to property, plant and equipment and its depreciation expense was recorded in 2013. The second phase of construction project was structurally completed in 2013 and granted the approval of fire security by local authority in March 2014. The cost of construction is expected to transfer to property, plant and equipment by the end of 2015 upon the granting of property ownership certificate from the local authority.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.       SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	As of December 31,
	2014	2013
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB14,000,000, due June 2014, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	$-	$2,289,827

Equivalent to RMB24,000,000, due in March 2015, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	3,900,219

Short-term borrowings:
Equivalent to RMB21,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due in March 2015, which is guaranteed by its vendors and secured by land use right	3,412,692	-

Equivalent to RMB7,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due in March 2015, which is guaranteed by its vendors and secured by land use right	1,137,564	-

Equivalent to RMB11,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due in April 2014, which is guaranteed by its vendor and secured by land use right	-	1,799,149

Equivalent to RMB10,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due in April 2014, which is guaranteed by its vendor	-	1,635,590

Equivalent to RMB10,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due May 28, 2014, which is guaranteed by its vendor	-	1,144,914

Total short-term bank borrowings	$8,450,475	$6,869,480

The effective Bank of China Benchmark Lending rate was 6% per annum for the years ended December 31, 2014 and 2013.

10.     NOTE PAYABLE, RELATED PARTY

The note due to Cloverbay International Ltd, a related party is unsecured, carries interest at 6% per annum (2013: 2.5% per annum), payable at maturity and due on May 31, 2015. This related party is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO).

11.     AMOUNT DUE TO A RELATED PARTY

As of December 31, 2014 and 2013, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

12.     OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2014	2013

Payable to equipment vendors	$153,298	$220,246
Customer deposits	131,213	98,435
Value-added tax payable	2,003	71,948
Provision for contingent liability	-	200,000
Accrued operating expenses	414,565	258,033
Accrued salary	13,387	-
Other payable	69,429	75,854
	$783,895	$924,516

 NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13.     STOCKHOLDERS’ EQUITY

On 23 May 2014, the Company issued 50,000 shares of its common stock to an IR Firm for investor relations services to be rendered for a certain period of time, at a market value of $1.085 per share, or a total value of $54,250.

On 21 July 2014, the Company issued 50,000 shares of its common stock to an IR Firm for investor relations services to be rendered for a certain period of time, at a market value of $2.72 per share, or a total value of $136,000.

For the year ended December 31, 2014, the Company fully amortized the deferred compensation of $94,052 and was charged as expense in the operation.

As of December 31, 2014 and 2013, the Company had a total of 5,719,147 and 5,619,147 shares of its common stock issued and outstanding, respectively.

14.     INCOME TAXES

For the years ended December 31, 2014 and 2013, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2014	2013
Tax jurisdiction from:
- Local	$(230,000)	$(229,217)
- Foreign	(322,429)	96,072

Loss before income taxes	$(552,429)	$(133,145)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2014	2013
Current:
- Local	$-	$-
- Foreign	64,862	47,020

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$64,862	$47,020

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

United States of America

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of December 31, 2014, the operations in the United States of America incurred $3,122,175 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,061,540 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2014 and 2013 is as follows:

	Years ended December 31,
	2014	2013

(Loss) income before income taxes from PRC operation	$(322,429)	$96,072
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(80,607)	24,018
Tax effect of non-deductible items	145,469	23,002

Income tax expense	$64,862	$47,020

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$1,061,540	$983,340
Less: valuation allowance	(1,061,540)	(983,340)

Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $1,061,540 as of December 31, 2014. In 2014, the valuation allowance increased by $78,200, primarily relating to net operating loss carryforwards from local tax regime.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15.     NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013

Net loss attributable to common shareholders	$(617,291)	$(180,165)

Weighted average common shares outstanding – Basic and diluted	5,672,161	5,478,095

Net loss per share – Basic	$(0.11)	$(0.03)
Net loss per share – Diluted	$(0.11)	$(0.03)

For the year ended December 31, 2013, warrants exercisable for zero and 23,334 shares of common stock, respectively, were excluded from the diluted income per share as the exercise price of the warrants was higher than the average market price of the common stock during the year, thereby making the warrants anti-dilutive under the treasury method.

For the year ended December 31, 2014, warrants to purchase up to 23,334 shares of common stock were expired.

16.    CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the subsidiaries of the Company in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. These benefits are required to accrue for, based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $209,402 and $195,984 for the years ended December 31, 2014 and 2013, respectively.

17.     STATUTORY RESERVES

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

For the years ended December 31, 2014 and 2013, the Company’s subsidiaries made appropriation of $1,035 and $13,927 to statutory reserve, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2014 and 2013. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2014 and 2013:

	Year ended December 31, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$7,395,933	$2,346,594	$9,742,527
- Services	238,390	-	238,390
Total operating revenues	7,634,323	2,346,594	9,980,917
Cost of revenues	(6,283,873)	(2,212,750)	(8,496,623)

Gross profit	1,350,450	133,844	1,484,294
Depreciation and amortization	844,657	-	844,657
Total assets	48,304,931	-	48,304,931
Expenditure for long-lived assets	$341,634	$-	$341,634

	Year ended December 31, 2013
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$4,693,248	-	4,693,248
- Services	981,685	-	981,685
Total operating revenues	5,674,933	-	5,674,933
Cost of revenues	(4,132,139)	-	(4,132,139)

Gross profit	1,542,794	-	1,542,794
Depreciation and amortization	831,084	-	831,084
Total assets	42,676,193	-	42,676,193
Expenditure for long-lived assets	$1,080,167	-	1,080,167

All long-lived assets are located in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19.     CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)      Major customers

For the years ended December 31, 2014, the customers who accounted for 10% or more of the Company’s revenues and its outstanding balance as at year-end dates, are presented as follows:

		Year ended December 31, 2014			December 31, 2014
Customer		Revenues	Percentage of revenues		Accounts and retention Receivable
Customer A		$6,480,368	65%		$7,146,503
Customer D		2,346,594	24%		1,097,262
	Total:	$8,826,962	89%	Total:	$8,243,765

For the year ended December 31, 2013, one customer represented more than 10% of the Company’s revenues. This customer (Customer A) accounted for 71% of the Company’s revenues amounting to $4,003,164 with $3,743,254 of accounts receivable.

All major customers are located in the PRC.

(b)      Major vendors

For the year ended December 31, 2014, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

		Year ended December 31, 2014			December 31, 2014
		Revenues	Percentage of purchases		Accounts Payable
Vendor H		$1,173,159	12%		$346,189
Vendor I		2,212,750	22%		2,037,709
	Total:	$3,385,909	34%	Total:	$2,383,898

For the year ended December 31, 2013, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

		Year ended December 31, 2013			December 31, 2013
		Revenues	Percentage of purchases		Accounts Payable
Vendor A		$642,149	15%		$-
Vendor E		513,534	12%		25,939
Vendor F		465,429	11%		2,059
	Total:	$1,621,112	38%	Total:	$27,998

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d)      Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under related party notes and short-term bank borrowing. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2014, borrowings under related party notes were at fixed rates and short-term bank borrowing was at variable rates.

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

20.     COMMITMENTS AND CONTINGENCIES

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

In October 19, 2012, The Eleventh Circuit Court of Appeals affirmed the District Court’s dismissal of Dawley’s claims.

As of December 31, 2014, the Company wrote back the contingent liability of $200,000 and no contingency was identified in this legal case.

21.     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2014 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures .

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014.The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31,2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, based on the material weaknesses defined below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting is not effective.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2014:

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

(c)     Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The persons listed below are the current executive officers and directors of the Company as of the filing date of this report. Our directors are elected at the annual meeting of shareholders, or may be appointed by the Board to fill an existing vacancy, and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with our executive officers.

Name	Age	Position
Gang, Li	62	Chairman and Chief Executive Officer and President
Lihua, Wang	55	Director, CFO
Mia Kuang, Ching	49	Independent Director, Chair of Audit Committee
Jason, Wang	62	Independent Director, Chair of Nomination Committee
Zhuting Liu	76	Independent Director, Chair of Compensation Committee

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

Lihua Wang —Chief Financial Officer

Ms. Lihua Wang was born in 1960. Ms. Wang has been a Director and the Chief Financial Officer of the Company since November 2006. She is also the general manager of the 100% owned subsidiary Liaoning Nengfa Weiye Energy Technology Company Ltd. in China. She graduated with a master degree in accounting from the Graduate School of the Ministry of Finance in the People’s Republic of China.

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

Zhuting Liu- Independent Director-Chairman of Compensation Committee

Mr. Zhuting Liu, became an Independent Director of the Company on August 19, 2014. Mr. Liu is currently retired. Prior to his retirement, Mr. Liu was the former director of the Coal Association, the standing director of the Energy Research Institute of Liaoning Province, the executive director of the Association of Mineral Resources in Liaoning Province and a director of the Energy Department of Liaoning Province Planning and Economy Commission. From 1981-1991, he was one of the vice directors of Liaoning Province Planning and Economy Commission. He was also an editor of an energy-saving magazine and presided over drafting regulations on the energy saving in Liaoning Province. We believe Mr. Liu’s qualifications to serve on our Board of Directors include his being an outstanding contributor in the development of energy saving industry in Liaoning Province and having great influence in the field of energy industry.

Family Relationships

None.

Audit Committee

The current members of our audit committee are Mia Kuang Ching (Chairman), Jason Wang and Zhuting Liu, each of whom we believe satisfies the independence requirements of the Securities and Exchange Commission. We believe Mr. Ching is qualified as an audit committee financial expert under the regulations of the SEC by reason of his work experience. Our audit committee assists our Board of Directors in its oversight of:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2014. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

We did not provide any compensation to our executive officers for the years ended December 31, 2014 or 2013.

Compensation of Directors

As at December 31, 2014, we had three non-employee directors, to whom we provided a total amount of 65,000 in compensation, as set forth in the table below. As employees of the Company and/or its subsidiaries, Gang Li and Lihua Wang received no additional compensation for their services as directors.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 2014

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Mia Kuang Ching	24,000	N/A	24,000
Jianxin (Jason) Wang	24,000	N/A	24,000
Jiuding Yan[1]	14,000	N/A	14,000
Zhuting Liu	3,000	N/A	3,000

1. Mr. Yan resigned from the Company’s Board of Directors in August 2014.

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

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1) (2)	Percentage of Beneficial Ownership

Pelaria (3)	2,540,119	44.41%
P.O. Box 957
Offshore Incorporations Centre
Road Town, Tortola

Gang, Li (4)	2,032,095	35.53%
Chairman, CEO and President

Lihua Wang (5)	508,024	8.88%
Director and CFO

Mia Kuang Ching	0	0%
Independent Director
Chair of Audit Committee

Jianxin (Jason) Wang	0	0%
Independent Director
Chair of Nomination Committee

Zhuting Liu	0	0%
Independent Director
Chair of Compensation Committee

All officers and directors as a group (five persons)	2,540,119	44.41%

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

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, considered whether any director has a material relationship with us that could interfere with his or her ability to exercise independent judgment in carrying out their responsibilities. As a result of this review, we determined that Mia Kuang Ching, Jianxin (Jason) Wang and Zhuting Liu were "independent directors" as defined under the rules of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by our independent auditor, HKCMCPA Company Limited (“HKCMCPA”) for their audit of our annual financial statements during the years ended December 31, 2014 and 2013. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2014	2013

Audit Fees	$74,500	$74,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Accounting Fees and Services	$74,500	$74,500

Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, The amounts $74,500 shown for HKCMCPA in 2014 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2014, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2014. The amounts $74,500 shown for HKCMCPA in 2013 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2013, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2013.

Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements. There were no audit-related fees billed during the years ended December 31, 2014 or 2013.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2014 or 2013.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e. Audit Fees, Audit-Related Fees, Tax Fees and allowable working costs. There were no other fees billed during the years ended December 31, 2014 or 2013.

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

NF ENERGY SAVING CORPORATION (Registrant)
Date: March 27, 2014	By:	/s/ Gang Li
Gang Li President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gang Li	President, Chief Executive Officer and Chairman	March 27, 2014
Gang Li	(principal executive officer)

/s/ Lihua Wang	Chief Financial Officer and Director	March 27, 2014
Lihua Wang	(principal financial officer and principal accounting officer)

/s/ Mia Kuang Ching	Independent Director	March 27, 2014
Mia Kuang Ching

/s/ Jianxin Wang	Independent Director	March 27, 2014
Jianxin Wang

/s/ Zhuting Liu	Independent Director	March 27, 2014
Zhuting Liu

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.3	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009
3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 16, 2010
3.5	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
10.1	Form of Securities Purchase Agreement among NF Energy Saving Corporation of America, South World Ltd. (investor), Oriental United Resources Ltd. (investor), Mr. Gang Li (guarantor), Ms. Lihua Wang (guarantor), Pelaria International Ltd. (guarantor), and Cloverbay International Ltd. (guarantor)	Exhibits submitted with our Current Report on Form 8-K/A filed April 30, 2008. (File No. 000-50155)
10.2	Form of Director Retainer Agreement with Mr. Mia Kuang Ching, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009
10.3	Form of Director Retainer Agreement with Mr. Jianxin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009

10.5	Form of Director Retainer Agreement with Mr. Jiuding Yan, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009
10.7	Form of Securities Purchase Agreement (including form of Convertible Promissory Note and Form of Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 3, 2010
10.8	Preferred Provider and Services Agreement between LiaoNing Nengfa Weiye Energy Technology Co. LTD. and Nengfa Weiye Tieling Valve Joint-Sock Co. Ltd.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010
14.1	Code of ethics of NF Energy Saving Corporation
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

