Form 10-Q
period 2015-03-31
NF Energy Saving Corp
filed 2015-05-15
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 8, 2015, the registrant had 6,553,289 shares of common stock, $0.001 par value, issued and outstanding.

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

ii

iii

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

iv

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$260,924	$1,304,130
Restricted cash	-	1,950,110
Accounts receivable, net	7,233,620	8,350,369
Retention receivable, current	781,432	743,006
Inventories	6,407,860	5,623,318
Prepayments and other receivables	1,322,972	864,317

Total current assets	16,006,808	18,837,250

Non-current assets:
Property, plant and equipment, net	15,098,405	14,042,426
Land use rights, net	3,023,075	3,018,029
Construction in progress	11,501,799	12,407,226

TOTAL ASSETS	$45,630,087	$48,304,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$4,581,435	$5,805,720
Short-term bank borrowings	6,547,609	8,450,475
Note payable, related party	1,500,000	1,500,000
Amount due to a related party	431,682	431,682
Other payables and accrued liabilities	1,078,914	783,895

Total current liabilities	14,139,640	16,971,772

TOTAL LIABILITIES	14,139,640	16,971,772

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 5,719,147 shares issued and outstanding	5,719	5,719
Additional paid-in capital	9,887,646	9,887,646
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	4,755,254	4,511,915
Retained earnings	14,614,194	14,700,245

Total stockholders’ equity	31,490,447	31,333,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,630,087	$48,304,931

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2015	2014
REVENUE, NET:
Product	$1,142,490	$1,615,111
Services	38,585	133,815
Total operating revenues, net	1,181,075	1,748,926

COST OF REVENUES:
Cost of products	883,303	1,235,521
Cost of services	11,224	107,644
Total cost of revenues	894,527	1,343,165

GROSS PROFIT	286,548	405,761

OPERATING EXPENSES:
Sales and marketing	6,224	17,932
General and administrative	276,082	392,636
Total operating expenses	282,306	410,568

INCOME (LOSS) FROM OPERATIONS	4,242	(4,807)

Other (expense) income:
Other income	-	134
Interest income	11,818	88
Interest expense	(101,903)	(104,855)

Total other expense	(90,085)	(104,633)

LOSS BEFORE INCOME TAXES	(85,843)	(109,440)

Income tax expense	(208)	(294)

NET LOSS	$(86,051)	$(109,734)

Other comprehensive income:
– Foreign currency translation gain (loss)	243,339	(278,626)

COMPREHENSIVE INCOME (LOSS)	$157,288	$(388,360)

Net loss per share:
– Basic	$(0.02)	$(0.02)
– Diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
– Basic	5,719,147	5,619,147
– Diluted	5,719,147	5,619,147

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(86,051)	$(109,734)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	232,455	209,669
Amortization of deferred compensation	-	87,265
Change in operating assets and liabilities:
Accounts and retention receivable	1,141,438	(713,548)
Inventories	(740,436)	(352,328)
Prepayments and other receivables	(450,593)	(4,220)
Accounts payable	(1,260,968)	450,687
Income tax payable	-	(515)
Other payables and accrued liabilities	290,190	(92,413)

Net cash used in operating activities	(873,965)	(525,137)

Cash flows from investing activities:
Purchase of plant and equipment	(174,141)	(1,173)

Net cash used in investing activities	(174,141)	(1,173)

Cash flows from financing activities:
Decrease in restricted cash	1,955,735	-
Proceeds from short-term bank borrowings	6,519,117	138,892
Repayment to bank demand note	(3,911,470)	-
Repayment on short-term bank borrowings	(4,563,382)	-

Net cash provided by financing activities	-	138,892

Effect on exchange rate change on cash and cash equivalents	4,900	(5,311)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,043,206)	(392,729)

BEGINNING OF PERIOD	1,304,130	1,020,760

END OF PERIOD	$260,924	$628,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$809
Cash paid for interest	$79,403	$82,355

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

					Accumulated
					other		Total
	Common stock		Additional	Statutory	comprehensive	Retained	stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2015	5,719,147	$5,719	$9,887,646	$2,227,634	$4,511,915	$14,700,245	$31,333,159

Foreign currency translation adjustment	-	-	-	-	243,339	-	243,339

Net loss for the period	-	-	-	-	-	(86,051)	(86,051)

Balance as of March 31, 2015	5,719,147	$5,719	$9,887,646	$2,227,634	$4,755,254	$14,614,194	$31,490,447

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE-1	BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE-2	ORGANIZATION AND BUSINESS BACKGROUND

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$5,000,000	100%

NFEC and its subsidiary are hereinafter referred to as (the “Company”).

NOTE-3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

The condensed consolidated financial statements include the financial statements of NFEC and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

●	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired. The warranty period is usually 12 months.

●	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2015, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Construction in progress

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Land use rights

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

Amortization expense for the three months ended March 31, 2015 and 2014 was $16,815 and $16,859, respectively. The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending March 31:
2016	$67,555
2017	67,555
2018	67,555
2019	67,555
2020	67,555
Thereafter	2,685,300

Total:	$3,023,075

●	Plant and equipment

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

Depreciation expense for the three months ended March 31, 2015 and 2014 was $215,640 and $192,810, respectively.

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended March 31, 2015.

●	Revenue recognition

The Company offers the following products and service to its customers:

(a)	Energy saving flow control equipment; and
(b)	Energy project management and sub-contracting service

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three months ended March 31, 2015 and 2014.

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

(c)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Comprehensive income

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

●	Income taxes

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended March 31, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2015, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three months ended March 31, 2015 and 2014.

●	Net loss per share

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

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiary in the PRC maintains its books and records in their local currency, the Renminbi Yuan ("RMB"), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement ”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2015	March 31, 2014
Period-end RMB:US$1 exchange rate	6.1091	6.1644
Average period RMB:US$1 exchange rate	6.1358	6.1199

●	Related parties

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in two reportable operating segments in the PRC.

●	Fair value of financial instruments

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

NOTE-4	ACCOUNTS AND RETENTION RECEIVABLES

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Accounts receivable, cost	$7,592,503	$8,708,662
Retention receivable, cost	781,432	743,006
	8,373,935	9,451,668
Less: allowance for doubtful accounts	(358,883)	(356,293)

Accounts and retention receivable, net	$8,015,052	$9,095,375

Up to April 30, 2015, the Company has subsequently recovered from approximately 14% of accounts and retention receivable as of March 31, 2015.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE-5	INVENTORIES

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Raw materials	$1,065,792	$1,313,987
Work-in-process	806,516	721,798
Finished goods	4,535,552	3,587,533
	$6,407,860	$5,623,318

For the three months ended March 31, 2015 and 2014, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next six months.

NOTE-6	CONSTRUCTION IN PROGRESS

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

NOTE-7	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	March 31, 2015	December 31, 2014
Payable to financial institutions in the PRC:	(Unaudited)	(Audited)

Demand bank notes:
Equivalent to RMB24,000,000, due March 2015, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	$-	$3,900,219

Short-term borrowings:
Equivalent to RMB21,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due in March 2015, which is guaranteed by its vendors and secured by land use right	-	3,412,692

Equivalent to RMB7,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due in March 2015, which is guaranteed by its vendors and secured by land use right	-	1,137,564

Equivalent to RMB28,000,000 with interest rate at 6.2% p.a., monthly payable, due March 19, 2016, which is guaranteed by its vendor and the director of the Company	4,583,326	-

Equivalent to RMB12,000,000 with interest rate at 6.2% p.a., monthly payable, due March 19, 2016, which is guaranteed by its vendor and the director of the Company	1,964,283	-

Total short-term bank borrowings	$6,547,609	$8,450,475

The effective Bank of China Benchmark Lending rate is 6% and 6% per annum for the three months ended March 31, 2015 and 2014.

NOTE-8	NOTE PAYABLE, RELATED PARTY

The note due to Cloverbay International Ltd., a related party, is unsecured, carries interest at 6% per annum (2014: 2.5% per annum), payable at maturity and due on May 31, 2015. Cloverbay is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). The principal and accrued interest due under this note was subsequently converted and settled by 834,142 shares of the Company’s common stock (see Note 15 – Subsequent Events).

NOTE-9	AMOUNT DUE TO A RELATED PARTY

As of March 31, 2015, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE-10	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)

Payable to equipment vendors	$265,419	$153,298
Customer deposits	176,412	131,213
Value added tax payable	349	2,003
Accrued operating expenses	410,777	414,565
Accrued salary	132,737	13,387
Other payable	93,220	69,429
	$1,078,914	$783,895

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE-11	INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of March 31, 2015, the operations in the United States of America incurred $3,159,175 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,074,120 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015	2014

(Loss) income before income taxes from PRC operation	$(48,843)	$8,391
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(12,211)	2,098
Effect from non-deductible items	12,419	(1,084)
Tax adjustments	-	(1,084)

Income tax expense	$208	$294

NOTE-12	STOCKHOLDERS’ EQUITY

As of March 31, 2015, the Company had a total of 5,719,147 shares of its common stock issued and outstanding.

NOTE-13	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Energy-saving related business – provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2014 and 2013. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2015 and 2014:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31, 2015
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,142,490	$-	$1,142,490
- Services	38,585	-	38,585
Total operating revenues	1,181,075	-	1,181,075
Cost of revenues	(894,527)	-	(894,527)

Gross profit	286,548	-	286,548
Depreciation and amortization	232,455	-	232,455
Total assets	45,630,087	-	45,630,087
Expenditure for long-lived assets	$174,141	$-	$174,141

	Three months ended March 31, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,615,111	$-	$1,615,111
- Services	133,815	-	133,815
Total operating revenues	1,748,926	-	1,748,926
Cost of revenues	(1,343,165)	-	(1,343,165)

Gross profit	405,761	-	405,761
Depreciation and amortization	209,669	-	209,669
Total assets	42,798,632	-	42,798,632
Expenditure for long-lived assets	$1,173	$-	$1,173

All long-lived assets are located in the PRC.

NOTE-14	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customer

For the three months ended March 31, 2015, one customer represented more than 10% of the Company’s revenues. This customer (Customer A) accounted for 89% of the Company’s revenues amounting to $1,046,669, and $6,096,353 of accounts receivable.

For the three months ended March 31, 2014, one customer represented more than 10% of the Company’s revenues. This customer (Customer A) accounted for 80% of the Company’s revenues amounting to $1,397,117, and $4,243,879 of accounts receivable.

All customers are located in the PRC.

(b)	Major vendors

For the three months ended March 31, 2015 and 2014, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31, 2015			March 31, 2015
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	$270,204	23%		$383,350
Vendor J	236,888	20%		425,035
Vendor K	123,894	11%		136,830

Total:	$630,986	54%	Total:	$945,215

	Three months ended March 31, 2014			March 31, 2014
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor E	$210,905	15%		$122,521
Vendor C	144,521	10%		-
Vendor F	136,775	10%		23,889

Total:	$492,201	35%	Total:	$146,410

All vendors are located in the PRC.

(c)	Credit risk

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

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2015, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

NOTE-15	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were subsequent events that required recognition or disclosure, as follows:

On May 7, 2015, Cloverbay International Ltd. (“Cloverbay”), a company controlled by Gang Li, the Company’s Chairman and Chief Executive Officer, and Lihua Wang, the Company’s Chief Financial Officer, converted an aggregate of $1,718,333.33 of principal amount of debt plus accrued and unpaid interest into 834,142 shares of the Company’s common stock at a conversion rate of $2.06 per share.

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

Nengfa Energy’s area of business includes research and development, processing, manufacturing, marketing and distribution of energy saving flow control equipment; manufacturing, marketing and distribution of energy equipment and fittings; energy saving technical reconstruction; and energy saving technology consulting services, providing comprehensive solutions for energy-saving emission reduction.

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.
•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.
•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.
•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power station of China Guodian Corporation ,Qiangui power Ltd , Guizhou Province, Guihang Nenghuan refrigeration engineering Ltd, Shanghai City , Electric power construction corporation (Zambia’s project) , Shandong Province; Lu Electric International Trading corporation, and Shandong Province ( Philippines project).
•	In 2013, the Company received contracts from Zheneng Zhenhai gas thermal power Ltd; Chongqing water turbine factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu iron and steel Ltd; Shandong Electric Power Corporation; Jiajie gas-fired cogeneration branch of Shanxi new energy industry group; and the Amedyan Power Ltd of State Grid; Chuangshi Energy Ltd, Beijing; Peiling Water-resource Development Ltd, Chongqing; Iron and Steel Ltd, Maanshan; Oilfield Construction Group Ltd, Daqing ; Harbin Air-condition Ltd; China resources power (haifeng) Ltd.
•	In 2014, the Company received contracts from LXB Water Supply Co., Ltd. Shandong Luneng Huaneng Power International Trade Company of Taiyuan Dongshan Gas Turbine Thermal Power Co., Ltd., Beijing Sea of Inner Mongolia Coal Gangue Power Co., Ltd. and other companies. At the same time, the Company has also completed the installation of desulfurization, denitration and dust removal systems at the 660T/h boiler room of the Chinese Aviation Company.
•	In 2015, the Company received contracts from Nanning Tiefa Valve Co., Ltd, Weinan Dongnan Bureau , Shanxi Ruiguang power Co., Ltd and Harbin Binhe Technology Co.,Ltd etc.

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

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value
Building	30 -50 years	5%
Plant and machinery	10-20 years	5%
Furniture, fixture and equipment	5-8 years	5%

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2015	March 31, 2014
Period-end RMB:US$1 exchange rate	6.1091	6.1644
Average period RMB:US$1 exchange rate	6.1358	6.1199

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

REVENUES

Total revenues were $1,181,075 for the three months ended March 31, 2015, as compared to $1,748,926 for the corresponding period in 2014. Total revenues decreased by $567,851, a 32.47%. Decrease in total revenue was due to the belated delivery of the product.The decrease in total revenue was primarily due to the postponement of the LXB Water Supply Project.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $1,142,490, or 96.73% of total revenues, for the three months ended March 31, 2015, as compared to $1,615,111, or 92.35% of total revenues, for the corresponding period in 2014. Product revenues decreased by $472,621, as 29.26% compared to the three months ended March 31, 2014. The decrease in product revenue was primarily due to the postponed project such as LXB Water Supply Project. The finished goods will be delivered to the customer from the next month.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. Service revenues were $38,585, or 3.27% of total revenues for the three months ended March 31, 2015, as compared to $133,815, or 7.65% of total revenues for the corresponding period in 2014. Service revenues decreased by $95,230, or a 71.17% decrease over the same period in 2014. The decrease in service revenue was primarily due to the main facilities related to working for service which are operated in manufacture of product such that decreasing the service revenues.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $894,527 for the three months ended March 31, 2015, as compared to $1,343,165 for the corresponding three months in 2014, a decrease of $448,638, or approximately 33.40%. The decrease in cost of revenues was primarily due to the decrease in total revenues.

The overall gross profit for the Company was $286,548 (24.26% margin) for the three months ended March 31, 2015, as compared to $405,761(23.20% margin) for the corresponding three months in 2014, a decrease of $119,213 or 29.38%, compared to the corresponding period in 2014. The decrease of margin was due to the decreased total revenues which led to decrease the gross profit.

Cost of Products

Total cost of products was $883,303 for the three months ended March 31, 2015, as compared to $1,235,521 for the corresponding period in 2014, a decrease of $352,218, or approximately 28.51%. This decrease is primarily due to the decrease of product revenues which led to decrease of the corresponding cost of products.

The gross profit for products was $259,187 (22.69% margin) for the three months ended March 31, 2015, as compared to $379,590 (23.50% margin) for the corresponding three months in 2014, a decrease of $120,403 (31.72%). This decrease is primarily due to the decrease in product revenue.

Cost of Services

The cost of services was $11,224 for the three months ended March 31, 2015, as compared to $107,644 for the corresponding period in 2014, a decrease of $96,420 or approximately 89.57%. This decrease is primarily due to the decrease in service revenue.

The gross profit for services was $27,361(70.91% margin) for the three months ended March 31, 2015, as compared to $26,171 (19.56% margin) for the corresponding period in 2014, an increase of $1,190 .

Operating Expenses

Total operating expenses were $282,306 for the three months ended March 31, 2015, as compared to $410,568 for the corresponding period in 2014, a decrease of $128,262, or approximately 31.24%. The decrease of operating expenses is primarily due to the decrease in IR service fees.

Selling and Marketing Expenses

The selling and marketing expenses were $6,224 for the three months ended March 31, 2015, as compared to $17,932 for the corresponding period in 2014, a decrease of $11,708, or 65.29%. This decrease is primarily due to the decrease of marketing expenses related to expanding into new markets.

General and Administrative Expenses

General and administrative expenses were $276,082 for the three months ended March 31, 2015, as compared to $392,636 for the corresponding period in 2014, a decrease of $116,554. The decrease of general and administrative expenses is primarily due to the decrease in IR service fees.

INCOME (LOSS) FROM OPERATIONS

As a result of the factors mentioned above, income from operations was $4,242 for the three months ended March 31, 2015, as compared to loss from operations of $4,807 for the corresponding three month period in 2014, an absolute increase of $9,049, or approximately 188.25%. This increase is primarily due to the decrease in operating expenses over the prior period.

Other (Expenses) Income

Other expense for the three months ended March 31, 2015 was $90,085, as compared to $104,633 for the corresponding period in 2014, a decrease of $14,548. This decrease is primarily due to the increase in interest revenue. As a result, loss before income taxes was $85,843 for the three months ended March 31, 2015.

Income Tax Expense

For the three months ended March 31, 2015, income tax expense was $208, as compared to $294 for the same period in 2014, a decrease of $86, or 29.25%. This decrease was primarily due to the decrease of loss before income tax.

As of March 31, 2015, the Company’s operations in the United States of America resulted in $3,159,175 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2033, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $1,074,120 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s effective income tax rate for the three months ended March 31, 2015 was 25%.

Net loss

As a result of the factors mentioned above, the Company incurred a net loss for the three months ended March 31, 2015 of $86,051, as compared to net loss of $109,734 for the corresponding three month period in 2014, an decrease of $23,683. This decrease is primarily due to the decrease in operating expenses .

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the three months ended March 31, 2015, net cash used in operating activities was $873,965. This was attributable primarily to net loss of $86,051, adjusted by non-cash items of depreciation and amortization of $232,455, a decrease in accounts and retention receivable by $1,141,438, an increase in inventories by $740,436, an increase in prepayment and other receivable by $450,593, a decrease in the accounts payable by $1,260,968 and an increase in other payable and accrued liabilities by $290,190.

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

As of March 31, 2015, the increase of inventories was primarily derived from market fluctuation and delay in construction of some projects such that the product could not be delivered to the customers. It is anticipated that the inventories will be delivered prior to July, 2015.

As of March 31, 2015, accounts and retention receivable was $8,015,052, 97.63% and 2.37% of the product revenue and service revenue, respectively.

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

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	8,153,281	1,229,956	3,059,066	2,913,492	950,767
Service	220,654	44,057	-	57,850	118,747
Total	8,373,935	1,274,013	3,059,066	2,971,342	1,069,514
Less: retention	781,432	71,813	105,627	528,281	75,711
Less: allowance for doubtful accounts	358,883	-	-	-	358,883
Accounts receivable, net	7,233,620	1,202,200	2,953,439	2,443,061	634,920

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. The Company takes appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. Meanwhile, the Company also adopted strict sales polices according to the signed contracts. The Company evaluated the existing customers and potential customers; as well as reducing their credit in the sales and raising the quality of contracts and controls on the doubtful accounts. In 2015, the Company will continue to enhance collection of accounts receivable and adopts the method of settlement derived from the renewed contracts as well as managing the risk of collection.

As of March 31, 2015, the accounts receivable of two customers with aging above 365 days are expected to be collected by the end of September 2015. The Collecting time indicated below:

Customer	AR with aging above 365 days	Expected to be collected amount by June 2015	Expected to be collected amount by September 2015
Customer “A”	135,586	80,000	55,586
Customer “C”	498,930	150,000	348,930

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the three months ended March 31, 2015, net cash used in investing activities was $174,141 which was primarily used in the construction of Phase II in the new facility.

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

Financing activities

For the three months ended March 31, 2015, the net financing cash inflow was $0.

In March 2011, the Company obtained a short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This note is unsecured, carries interest at 6% per annum, payable at maturity and due on May 31, 2013. Prior to maturity, the note holder was agreed to extend the maturity term to May 31, 2015. On May 7, 2015, the aggregate of $1,718,333.33 of principal amount of debt plus accrued and unpaid interest due under this loan was converted into 834,142 shares of the Company’s common stock at a conversion rate of $2.06 per share.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of March 31, 2015, and during the period prior were not effective.

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

Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP .This material weakness was identified by our Chief Executive Officer and Chief Financial Officer and our plans for remediation are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 27, 2015.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

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

NF Energy Saving Corporation
(Registrant)

Date: May 15, 2015	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: May 15, 2015	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

