Form 10-Q
period 2015-06-30
NF Energy Saving Corp
filed 2015-08-14
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 31, 2015, the registrant had 6,553,289 shares of common stock, $0.001 par value, issued and outstanding.

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

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$261,369	$1,304,130
Restricted cash	1,970,832	1,950,110
Accounts receivable, net	7,092,227	8,352,369
Retention receivable	785,518	743,006
Inventories	6,738,527	5,623,318
Prepayments and other receivables	1,386,527	864,317

Total current assets	18,235,000	18,837,250

Non-current assets:
Plant and equipment, net	14,813,021	14,042,426
Land use rights, net	3,016,208	3,018,029
Construction in progress	11,532,940	12,407,226

TOTAL ASSETS	$47,597,169	$48,304,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$4,606,011	$5,805,720
Short-term bank borrowings	8,532,059	8,450,475
Note payable, related party	-	1,500,000
Amount due to a related party	431,682	431,682
Other payables and accrued liabilities	826,474	783,895

Total current liabilities	14,396,226	16,971,772

TOTAL LIABILITIES	14,396,226	16,971,772

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,553,289 and 5,719,147 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	6,553	5,719
Additional paid-in capital	11,605,145	9,887,646
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	4,867,421	4,511,915
Retained earnings	14,494,190	14,700,245

Total stockholders’ equity	33,200,943	31,333,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,597,169	$48,304,931

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
REVENUE, NET:
Product	$1,284,695	$1,553,641	$2,427,185	$3,168,752
Services	25,034	43,832	63,619	177,647
Total revenues, net	1,309,729	1,597,473	2,490,804	3,346,399

COST OF REVENUES:
Cost of products	946,924	1,462,192	1,830,227	2,697,713
Cost of services	16,175	30,207	27,399	137,851
Total cost of revenues	963,099	1,492,399	1,857,626	2,835,564

GROSS PROFIT	346,630	105,074	633,178	510,835

OPERATING EXPENSES:
Sales and marketing	10,939	11,991	17,163	29,923
General and administrative	345,102	385,058	621,184	777,694
Total operating expenses	356,041	397,049	638,347	807,617

LOSS FROM OPERATIONS	(9,411)	(291,975)	(5,169)	(296,782)

Other (expense) income:
Other income	1,276	-	1,276	134
Interest income	73	31,579	11,891	31,667
Interest expense	(111,866)	(104,514)	(213,769)	(209,369)

Total other expense	(110,517)	(72,935)	(200,602)	(177,568)

LOSS BEFORE INCOME TAXES	(119,928)	(364,910)	(205,771)	(474,350)

Income tax expense	(76)	(9,826)	(284)	(10,120)

NET LOSS	(120,004)	(374,736)	$(206,055)	$(484,470)

Other comprehensive income:
– Foreign currency translation gain (loss)	112,167	37,489	355,506	(241,137)

COMPREHENSIVE (LOSS) INCOME	$(7,837)	$(337,247)	$149,451	$(725,607)

Net loss per share– Basic	$(0.02)	$(0.07)	$(0.03)	$(0.09)
Net loss per share– Diluted	$(0.02)	$(0.07)	$(0.03)	$(0.09)

Weighted average common shares outstanding– Basic	6,219,632	5,640,258	5,969,390	5,629,703
Weighted average common shares outstanding– Diluted	6,219,632	5,640,258	5,969,390	5,629,703

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(206,055)	$(484,470)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	587,662	417,921
Stockbased compensation	-	43,400
Amortization of deferred compensation	-	94,052
Change in operating assets and liabilities:
Accounts and retention receivable	1,309,118	(590,947)
Inventories	(1,051,311)	(363,521)
Prepayments and other receivables	(511,255)	(377,524)
Accounts payable	(1,256,448)	946,146
Income tax payable	-	7,612
Other payables and accrued liabilities	254,669	487,263

Net cash (used in) provided by operating activities	(873,620)	179,932

Cash flows from investing activities:
Purchase of plant and equipment	(170,669)	(27,091)
Payments on construction in progress	-	(78,751)

Net cash used in investing activities	(170,669)	(105,842)

Cash flows from financing activities:
Repayment on bank demand notes	(1,971,273)	-
Proceeds from short-term bank borrowings	6,543,646	4,557,210
Repayment on short-term bank borrowings	(4,580,552)	(4,443,280)

Net cash (used in) provided by financing activities	(8,179)	113,930

Effect on exchange rate change on cash and cash equivalents	9,707	(7,296)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,042,761)	180,724

BEGINNING OF PERIOD	1,304,130	1,020,760

END OF PERIOD	$261,369	$1,201,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$284	$2,446
Cash paid for interest	$183,560	$164,369

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of note and accrued interest into shares	$1,718,333	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock				Accumulated Other		Total
	No. of shares	Amount	Additional paid-in capital	Statutory reserve	comprehensive income	Retained earnings	stockholders’ equity

Balance as of January 1, 2015	5,719,147	$5,719	$9,887,646	$2,227,634	$4,511,915	$14,700,245	$31,333,159

Shares issued for settlement of note payable and accrued interest	834,142	834	1,717,499	-	-	-	1,718,333

Foreign currency translation adjustment	-	-	-	-	355,506	-	355,506

Net loss for the period	-	-	-	-	-	(206,055)	(206,055)

Balance as of June 30, 2015	6,553,289	$6,553	$11,605,145	$2,227,634	$4,867,421	$14,494,190	$33,200,943

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—1	BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE—2	ORGANIZATION AND BUSINESS BACKGROUND

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2015, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended June 30, 2015 and 2014 was $11,316 and $16,726, respectively.

Amortization expense for the six months ended June 30, 2015 and 2014 was $28,131 and $33,585, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending June 30:
2016	$67,780
2017	67,780
2018	67,780
2019	67,780
2020	67,780
Thereafter	2,677,308

Total:	$3,016,208

•	Plant and equipment

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015

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

Depreciation expense for the three months ended June 30, 2015 and 2014 was $343,891 and $191,526, respectively.

Depreciation expense for the six months ended June 30, 2015 and 2014 was $559,531 and $384,336, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2015.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three and six months ended June 30, 2015 and 2014.

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

For the three and six months ended June 30, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three and six months ended June 30, 2015 and 2014.

•	Net loss per share

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2015	June 30, 2014
Period-end RMB:US$1 exchange rate	6.0888	6.1577
Average period RMB:US$1 exchange rate	6.1128	6.1441

•	Related parties

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—4	ACCOUNTS AND RETENTION RECEIVABLES

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	June 30, 2015	December 31, 2014

Accounts receivable, cost	$7,452,306	$8,708,662
Retention receivable, cost	785,518	743,006
	8,237,824	9,451,668
Less: allowance for doubtful accounts	(360,079)	(356,293)

Accounts and retention receivable, net	$7,877,745	$9,095,375

Up to July 31, 2015, the Company has subsequently recovered from approximately 16% of accounts and retention receivable as of June 30, 2015.

NOTE—5	INVENTORY

	June 30, 2015	December 31, 2014

Raw materials	$1,169,434	$1,313,987
Work-in-process	1,571,336	721,798
Finished goods	3,997,757	3,587,533

Accounts and retention receivable, net	$6,738,527	$5,623,318

For the three and six months ended June 30, 2015 and 2014, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next six months.

NOTE—6	CONSTRUCTION IN PROGRESS

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—7	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	June 30, 2015	December 31, 2014
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB24,000,000 due in March 2015, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	$-	$3,900,219

Equivalent to RMB11,950,000, due in October 2015, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	1,962,620	-

Short-term borrowings:
Equivalent to RMB21,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due in March 2015, which is guaranteed by its vendors and secured by land use right	-	3,412,692

Equivalent to RMB7,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due in March 2015, which is guaranteed by its vendor	-	1,137,564

Equivalent to RMB28,000,000 with interest rate at 7.2% per annum, monthly payable, due in March 2016, which is guaranteed by its vendor and the director of the Company.	4,598,607	-

Equivalent to RMB12,000,000 with interest rate at 7.2% per annum, monthly payable, due in March 2016, which is guaranteed by its vendor and the director of the Company.	1,970,832	-

Total short-term bank borrowings	$8,532,059	$8,450,475

The effective Bank of China Benchmark Lending rate is 6% and 6% per annum for the three and six months ended June 30, 2015 and 2014.

NOTE—8	AMOUNT DUE TO A RELATED PARTY

As of June 30, 2015, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—9	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)

Payable to equipment vendors	$220,065	$153,298
Customer deposits	200,797	131,213
Value added tax payable	3,321	2,003
Accrued operating expenses	228,660	414,565
Accrued salary	69,513	13,387
Other payable	104,118	69,429

	$826,474	$783,895

NOTE—10	INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of June 30, 2015, the operation in the United States of America incurred $3,381,384 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,081,671on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2015 and 2014 is as follows:

	Six months ended June 30,
	2015	2014

Loss before income taxes from PRC operation	$(146,846)	$(275,766)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(36,712)	68,942
Effect from non-deductible items	36,996	(60,430)
Tax adjustments	-	1,608

Income tax expense	$284	$10,120

NOTE—11	STOCKHOLDERS’ EQUITY

On May 7, 2015, the Company entered into an Exchange Agreement with Cloverbay International Ltd. (“Cloverbay”), a company controlled by Gang Li, the Company’s Chairman and Chief Executive Officer, and Lihua Wang, the Company’s Chief Financial Officer, to convert an aggregate $1,718,333 of principal amount of debt plus accrued and unpaid interest thereon into 834,142 shares of the Company’s common stock at a conversion rate of $2.05 per share. The debt was represented by a promissory note issued by the Company to Cloverbay in March 2011.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of June 30, 2015, the Company had a total of 6,553,289 shares of its common stock issued and outstanding.

NOTE—12	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Energy-saving related business – production of wind-energy equipment, provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the periods presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and six months ended June 30, 2015 and 2014. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,284,695	$-	$1,284,695
- Services	25,034	-	25,034
Total operating revenues	1,309,729	-	1,309,729
Cost of revenues	963,099	-	963,099

Gross profit	346,630	-	346,630
Depreciation and amortization	355,207	-	355,207
Total assets	47,597,169	-	47,597,169
Expenditure for long-lived assets	$3,062	$-	$3,062

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30, 2015
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$2,427,185	$-	$2,427,185
- Services	63,619	-	63,619
Total operating revenues	2,490,804	-	2,490,804
Cost of revenues	1,857,626	-	1,857,626

Gross profit	633,178	-	633,178
Depreciation and amortization	587,662	-	587,662
Total assets	47,597,169	-	47,597,169
Expenditure for long-lived assets	$170,669	$-	$170,669

	Three months ended June 30, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$1,553,641	$-	$1,553,641
- Services	43,832	-	43,832
Total operating revenues	1,597,473	-	1,597,473
Cost of revenues	1,492,399	-	1,492,399

Gross profit	105,074	-	105,074
Depreciation and amortization	208,252	-	208,252
Total assets	43,579,166	-	43,579,166
Expenditure for long-lived assets	$104,669	$-	$104,669

	Six months ended June 30, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$3,168,752	$-	$3,168,752
- Services	177,647	-	177,647
Total operating revenues	3,346,399	-	3,346,399
Cost of revenues	2,835,564	-	2,835,564

Gross profit	510,835	-	510,835
Depreciation and amortization	417,921	-	417,921
Total assets	43,579,166	-	43,579,166
Expenditure for long-lived assets	$105,842	$-	$105,842

All long-lived assets are located in the PRC.

NOTE—13	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

Approximately 94% and 92% of the Company’s revenues for the three and six months ended June 30, 2015, respectively, were from one customer (Customer A) and $5,973,861 of accounts and retention receivable at June 30, 2015 were due from this customer.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Approximately 90% and 85% of the Company’s revenues for the three and six months ended June 30, 2014, respectively, were from one customer (Customer A) and $4,302,851 of accounts and retention receivable at June 30, 2014 were due from this customer.

All customers are located in the PRC.

(b)	Major vendors

For the three and six months ended June 30, 2015 and 2014, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2015			June 30, 2015
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	$208,917	20%		$470,171
Vendor K	132,009	13%		170,807

Total:	$400,960	33%	Total:	$1,085,747

	Six months ended June 30, 2015			June 30, 2015
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	$479,121	23%		$470,171
Vendor J	296,922	14%		444,769
Vendor K	255,903	12%		170,807

Total:	$1,031,946	49%	Total:	$1,085,747

	Three months ended June 30, 2014			June 30, 2014
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	240,325	10%		197,684
Vendor G	330,616	13%		204,324

Total:	$570,941	23%	Total:	$402,008

	Six months ended June 30, 2014			June 30, 2014
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	$377,101	14%		$197,684
Vendor G	330,616	12%		204,324

Total:	$707,717	26%	Total:	$402,008

All vendors are located in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

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

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2015, short-term bank borrowings were at variable rates.

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

NOTE—14	SUBSEQUENT EVENTS

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

The current principal development focus of Nengfa Energy is to complete the on-going construction project of the new manufacturing facility which when fully operational will triple the Company's prior capacity to produce large intelligent flow control systems and to provide our Company with more advanced technology to supply high quality energy efficient and safety reliant products for high end markets such as nuclear power plants and super critical power generation plants.

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.
•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.
•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power station of China Guodian Corporation ,Qiangui power Ltd , Guizhou Province, Guihang Nenghuan refrigeration engineering Ltd, Shanghai City , Electric power construction corporation (Zambia’s project) , Shandong Province; Lu Electric International Trading corporation, and Shandong Province ( Philippines project).
•	In 2013, the Company received contracts from Zheneng Zhenhai gas thermal power Ltd; Chongqing water turbine factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu iron and steel Ltd; Shandong Electric Power Corporation; Jiajie gas-fired cogeneration branch of Shanxi new energy industry group; and the Amedyan Power Ltd of State Grid; Chuangshi Energy Ltd, Beijing; Peiling Water-resource Development Ltd, Chongqing; Iron and Steel Ltd, Maanshan; Oilfield Construction Group Ltd, Daqing ; Harbin Air-condition Ltd; China resources power (haifeng) Ltd.
•	In 2014, the Company received contracts from LXB Water Supply Co., Ltd. Shandong Luneng Huaneng Power International Trade Company of Taiyuan Dongshan Gas Turbine Thermal Power Co., Ltd., Beijing Sea of Inner Mongolia Coal Gangue Power Co., Ltd. and other companies. At the same time, the Company has also completed the installation of desulfurization, denitration and dust removal systems at the 660T/h boiler room of the Chinese Aviation Company.
•	In 2015, the Company received contracts from Nanning Tiefa Valve Co., Ltd, Weinan Dongnan Bureau , Shanxi Ruiguang power Co., Ltd and Harbin Binhe Technology Co., Ltd etc. [NTD: Consider cutting back to just those contracts entered into within the last 2 – 3 years.]

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

The Company’s revenue is principally derived from two primary sources: Sales of energy saving flow control equipment and provision of energy project management and sub-contracting services, and provision of energy-saving reconstruction projects.

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

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value

Building	30 -50 years	5%

Plant and machinery	10—20 years	5%

Furniture, fixture and equipment	5—8 years	5%

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2015	June 30, 2014
Period-end RMB:US$1 exchange rate	6.0888	6.1577
Average period RMB:US$1 exchange rate	6.1128	6.1441

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

REVENUES

Total revenues were $1,309,729 and $2,490,804 for the three and six months ended June 30, 2015 respectively, as compared to $1,597,473 and $3,346,399 for the corresponding period in 2014. Total revenues decreased by $287,744 and $855,595, a decrease of 18.01% and 25.57%, for the three and six months ended June 30, 2015, respectively, as compared to total revenues for the three and six months ended June 30, 2014. The decrease in total revenue was due to the postponement in shipments of certain products, which led to a reduction in product revenues.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $1,284,695 and $2,427,185, or 98.09% and 97.44% of total revenues, for the three and six months ended June 30, 2015, respectively, as compared to 1,553,641 and $3,168,752, or 97.26% and 94.69% of total revenues, for the corresponding period in 2014. Product revenues decreased by $268,946 and $741,567, or 17.31% and 23.40%, for the three and six months ended June 30, 2015, respectively, as compared to the same period in 2014. The decrease in product revenue was primarily due to a delay in the processing of certain contracts, which led to a postponement in shipments of the related products.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. Service revenues were $25,034 and $63,619, or 1.91% and 2.56% of total revenues, for the three and six months ended June 30, 2015, respectively, as compared to $43,832 and $177,647, or 2.74% and 5.31% of total revenues, for the corresponding period in 2014. Service revenues decreased by $18,798 and $114,028, or 42.89% and 64.19%, for the three and six months ended June 30, 2015, respectively, compared to the corresponding period in 2014. The decrease in service revenue was primarily due to the main facilities related to working for service which are operated in manufacture of product such that decreasing the service revenues.

Project Revenues

Project revenues are derived principally from energy-saving, re-engineering projects that require significant modification, customization and installation. The Company applies the percentage-of-completion method to recognize project revenues. There was no project revenue for the three and six months ended June 30, 2015 or June 30, 2014.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $963,099 and $1,857,626 for the three and six months ended June 30, 2015, respectively, as compared to $1,492,399 and $2,835,564 for the corresponding three and six months in 2014, a decrease of $529,300 and $977,938 or 35.47% and 34.49%. The decrease in cost of revenues was primarily due to the decrease in total revenues.

The overall gross profit for the Company was $346,630 and $633,178 (26.47% and 25.42% margin) for the three and six months ended June 30, 2015, respectively, as compared to $105,074 and $510,835 (6.58% and 15.27% margin) for the corresponding three and six months in 2014, respectively, an increase of $241,556 and $122,343, or 229.89% and 23.95%, compared to the corresponding period in 2014. The increase of gross margin was due to the increased sales of products with high margin ratios.

Cost of Products

Total cost of products was $946,924 and $1,830,227 for the three and six months ended June 30, 2015, respectively, as compared to $1,462,192 and $2,697,713 for the corresponding period in 2014, a decrease of $515,268 and $867,486, or 35.24% and 32.16%. The decrease is primarily due to the decrease of product revenues.

The gross profit for products was $337,771 and $596,958 (26.29% and 24.59% margin) for the three and six months ended June 30, 2015, respectively, as compared to $91,449 and $471,039 (5.86% and 14.86% margin) for the corresponding three and six months in 2014, an increase of $246,322 (269.35%) and $125,919 (26.73%). The increase is primarily due a higher mix of products for which the Company has the competitive advantage in the market being sold in this quarter.

Cost of Services

The cost of services was $16,175 and $27,399 for the three and six months ended June 30, 2015, respectively, as compared to $30,207 and $137,851 for the corresponding period in 2014, a decrease of $14,032 (46.45%) and $110,452 (80.12%), respectively. This decrease is primarily due to the decrease in service revenue.

The gross profit for services was $8,859 and $36,220 (35.39% and 56.93% margin) for the three and six months ended June 30, 2015, respectively, as compared to $13,625 and $39,796 (31.08% and 22.40% margin) for the corresponding period in 2014.

Cost of Projects

There was no project revenue for the three and six months ended June 30, 2015, therefore there was no cost of projects recognized during these periods.

Operating Expenses

Total operating expenses were $356,041 and $638,347 for the three and six months ended June 30, 2015, respectively, as compared to $397,049 and $807,617 for the corresponding period in 2014, a decrease of $41,008 and $169,270 or 10.33% and 20.96%, respectively. The decrease of operating expenses is mainly due to the decrease in general and administrative expenses, such as IR fees.

Selling and Marketing Expenses

The selling and marketing expenses were $10,939 and $17,163 for the three and six months ended June 30, 2015, respectively, as compared to $11,991 and $29,923 for the corresponding period in 2014, a decrease of $1,052 and $12,760, or 8.77% and 42.64%, respectively. The decrease is primarily due to the decrease of marketing expenses for expanding into new markets in the PRC.

General and Administrative Expenses

General and administrative expenses were $345,102 and $621,184 for the three and six months ended June 30, 2015, respectively, as compared to $385,058 and $777,694 for the corresponding period in 2014, a decrease of $39,956 and $156,510, or 10.38% and 20.12%, respectively. The decrease of general and administrative expenses is primarily due to the decrease of the fees for IR.

Loss from operations

As a result of the factors mentioned above, loss from operations was $9,411 and $5,169 for the three and six months ended June 30, 2015, respectively, as compared to loss from operations of $291,975 and $296,782 for the corresponding three and six months period in 2014, a decrease of $282,564 and $291,613, or 96.78% and 98.26%. The decrease in loss from operations is primarily due to both an increase in the gross profit and a decrease in operating expenses.

Other (Expenses) Income

Other expense were $110,517 and $200,602 for the three and six months ended June 30, 2015, respectively, as compared to $72,935 and $177,568 for the corresponding period in 2014. This is primarily due to the decrease in interest expense. As a result, the loss before income taxes was $119,928 and $205,771 for the three and six months ended June 30, 2015, respectively, as compared to the loss before income taxes of $364,910 and $474,350 for the corresponding three and six months period in 2014, an increase of $244,982 and $268,579, or 67.13% and 56.62%.

Income Tax Expense

For the three and six months ended June 30, 2015, income tax expense was $76 and $284, respectively, as compared to $9,826 and $10,120 for the same period in 2014, a decrease of $9,750 and $9,836, or 99.23% and 97.19%.

As of June 30, 2015, the Company’s operations in the United States of America have resulted in $3,381,384 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2033, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $1,081,671 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

Net loss

As a result of the factors mentioned above, net loss was $120,004 and $206,055 for the three and six months ended June 30, 2015, respectively, as compared to net loss of $374,736 and $484,470 for the corresponding period in 2014, a decrease of $254,732 and $278,415, or 67.98% and 57.47%. The decrease is primarily due to the increase in gross profit and the decrease in operating expense.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the six months ended June 30, 2015, net cash used in operating activities was $873,620. This was attributable primarily to a net loss of $206,055, adjusted by non-cash items of depreciation and amortization of $587,662, an increase in accounts and retention receivable by $1,309,118, an increase in inventories by $1,051,311, an increase in prepayment and other receivable by $511,255, a decrease in the accounts payable by $1,256,448 and an increase in other payables and accrued liabilities by $254,669.

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

As of June 30, 2015, the increase of inventories was primarily derived from the market fluctuation and delay in construction of some projects such that the product could not be delivered to the customers.

As of June 30, 2015, accounts and retention receivable was $7,877,745, 97.50% of which is product revenue accounts receivable, and 2.50% of which is service revenue accounts receivable.

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those accounting for about 1% of the total accounts receivable, thus there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts and retention receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	8,041,715	1,508,366	1,165,230	3,648,715	1,719,405
Service	196,109	15,899	-	41,872	138,338
Total	8,237,824	1,524,265	1,165,230	3,690,587	1,857,743
Less: retention	785,518	77,731	70,567	522,289	114,930
Less: allowance for doubtful accounts	360,079	-	-	-	360,079
Accounts receivable, net	7,092,227	1,446,534	1,094,663	3,168,297	1,403,004

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. We take appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. Meanwhile, the Company also adopted strict sales polices according to the signed contracts. The Company evaluated the existing customers and potential customers; as well as reducing their credit in the sales and raising the quality of contracts and controls on the doubtful accounts. As of June 30, 2015, the accounts receivable of three customers with aging over 365 days are expected to be collected by the end of December 2015. The anticipated collecting time is indicated below:

Customer	AR with aging above 365 days	To be collected amount by September 2015	To be collected amount by December 2015
Customer “A”	882,037	396,900	352,800
Customer “C”	500,593	350,000	150,593

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the six months ended June 30 2015, net cash used in investing activities was $170,669 which was primarily used in the construction of Phase II in the new facility.

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

The first phase of construction project was completed and began its operations in December 2012. The second phase of construction project was structurally completed in 2013 and the property ownership certificate relating to the completed construction was approved, the Company expects that the property ownership certificated relating to uncompleted construction will be approved by the end of September, 2015.

Financing activities

For the six months ended June 30, 2015, the net financing cash outflow was $8,179 which was due to the repayment on bank demand notes.

In March 2011, the Company obtained a short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This note was unsecured, carried interest at 6% per annum, payable at maturity and due on May 31, 2013. Prior to maturity, the note holder was agreed to extend the maturity term to May 31, 2015. On May 7, 2015, the aggregate of $1,718,333.33 of principal amount of debt plus accrued and unpaid interest due under this loan was converted into 834,142 shares of the Company’s common stock at a conversion rate of $2.06 per share.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of June 30, 2015, and during the period prior were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NF Energy Saving Corporation
(Registrant)

Date: August 14, 2015	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: August 14, 2015	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101                         The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements