Form 10-Q
period 2015-09-30
NF Energy Saving Corp
filed 2015-11-13
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 31, 2015, the registrant had 6,553,289 shares of common stock, $0.001 par value, issued and outstanding.

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

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$304,854	$1,304,130
Restricted cash	-	1,950,110
Accounts receivable, net	7,331,090	8,352,369
Retention receivable	790,412	743,006
Inventories	7,231,646	5,623,318
Prepayments and other receivables	654,950	864,317

Total current assets	16,312,952	18,837,250

Non-current assets:
Plant and equipment, net	13,309,271	14,042,426
Land use rights, net	2,874,172	3,018,029
Construction in progress	12,316,778	12,407,226

TOTAL ASSETS	$44,813,173	$48,304,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$5,303,092	$5,805,720
Short-term bank borrowings	6,452,831	8,450,475
Note payable, related party	-	1,500,000
Amount due to a related party	431,682	431,682
Other payables and accrued liabilities	838,217	783,895

Total current liabilities	13,025,822	16,971,772

TOTAL LIABILITIES	13,025,822	16,971,772

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,553,289 and 5,719,147 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	6,553	5,719
Additional paid-in capital	11,605,145	9,887,646
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	3,460,348	4,511,915
Retained earnings	14,487,671	14,700,245

Total stockholders’ equity	31,787,351	31,333,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,813,173	$48,304,931

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
REVENUE, NET:
Product	$2,599,325	$2,907,301	$5,026,510	$6,076,053
Services	21,949	36,646	85,568	214,293
Total revenues, net	2,621,274	2,943,947	5,112,078	6,290,346

COST OF REVENUES:
Cost of products	2,231,389	2,035,094	4,061,616	4,732,807
Cost of services	16,758	22,819	44,157	160,670
Total cost of revenues	2,248,147	2,057,913	4,105,773	4,893,477

GROSS PROFIT	373,127	886,034	1,006,305	1,396,869

OPERATING EXPENSES:
Sales and marketing	51,850	15,476	69,013	45,399
General and administrative	239,824	389,391	861,008	1,167,085
Total operating expenses	291,674	404,867	930,021	1,212,484

INCOME FROM OPERATIONS	81,453	481,167	76,284	184,385

Other (expense) income:
Other income	16,749	6,386	18,025	6,520
Interest income	(16)	958	11,875	32,625
Interest expense	(104,616)	(106,106)	(318,385)	(315,475)
Total other expense	(87,883)	(98,762)	(288,485)	(276,330)

(LOSS) INCOME BEFORE INCOME TAXES	(6,430)	382,405	(212,201)	(91,945)

Income tax expense	(89)	(54,721)	(373)	(64,841)

NET (LOSS) INCOME	(6,519)	327,684	$(212,574)	$(156,786)

Other comprehensive income:
– Foreign currency translation (loss) gain	(1,407,073)	8,481	(1,051,567)	(232,656)

COMPREHENSIVE (LOSS) INCOME	$(1,413,592)	$336,165	$(1,264,141)	$(389,442)

Net loss per share– Basic	$(0.00)	$(0.06)	$(0.04)	$(0.03)
Net loss per share– Diluted	$(0.00)	$(0.06)	$(0.04)	$(0.03)

Weighted average common shares outstanding – Basic	6,219,632	5,708,158	5,969,390	5,656,096
Weighted average common shares outstanding – Diluted	6,219,632	5,708,158	5,969,390	5,656,096

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(212,574)	$(156,786)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	932,453	627,048
Stockbased compensation	-	190,250
Amortization of deferred compensation	-	94,052
Change in operating assets and liabilities:
Accounts and retention receivable	707,283	(1,947,472)
Inventories	(1,837,928)	(1,842,510)
Prepayments and other receivables	188,067	151,601
Accounts payable	(328,971)	2,020,968
Income tax payable	-	58,937
Other payables and accrued liabilities	296,244	148,760

Net cash used in operating activities	(255,426)	(655,152)

Cash flows from investing activities:
Purchase of plant and equipment	(892,817)	(77,061)
Payments on construction in progress	-	(221,866)

Net cash used in investing activities	(892,817)	(298,927)

Cash flows from financing activities:
Decrease in restricted cash	1,943,981	-
Proceeds from short-term bank borrowings	2,753,973	5,203,057
Repayment on short-term bank borrowings	(4,535,956)	(4,552,675)

Net cash provided by financing activities	161,998	650,382

Effect on exchange rate change on cash and cash equivalents	(13,031)	(6,285)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(999,276)	(309,982)

BEGINNING OF PERIOD	1,304,130	1,020,760

END OF PERIOD	$304,854	$710,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$299	$5,797
Cash paid for interest	$288,176	$247,975

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of note and accrued interest into shares	$1,718,333	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

					Accumulated
	Common stock		Additional		other		Total
	No. of shares	Amount	paid-in capital	Statutory reserve	comprehensive income	Retained earnings	stockholders’ equity

Balance as of January 1, 2015	5,719,147	$5,719	$9,887,646	$2,227,634	$4,511,915	$14,700,245	$31,333,159

Shares issued for settlement of note payable and accrued interest	834,142	834	1,717,499	-	-	-	1,718,333

Foreign currency translation adjustment	-	-	-	-	(1,051,567)	-	(1,051,567)

Net loss for the period	-	-	-	-	-	(212,574)	(212,574)
Balance as of September 30, 2015	6,553,289	$6,553	$11,605,145	$2,227,634	$3,460,348	$14,487,671	$31,787,351

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–1 BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE–2 ORGANIZATION AND BUSINESS BACKGROUND

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NFEC and its subsidiary are hereinafter referred to as (the “Company”).

NOTE–3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired. The warranty period is usually 12 months.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2015, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended September 30, 2015 and 2014 was $16,385 and $16,742, respectively.

Amortization expense for the nine months ended September 30, 2015 and 2014 was $50,142 and $50,327, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending September 30:
2016	$64,953
2017	64,953
2018	64,953
2019	64,953
2020	64,953
Thereafter	2,549,407

Total:	$2,874,172

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

Depreciation expense for the three months ended September 30, 2015 and 2014 was $322,780 and $192,385, respectively.

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $882,311 and $576,721, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended September 30, 2015.

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

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, these products are manufactured and configured to customer requirements. The Company typically produces and builds the energy saving flow control equipment for customers in a period from 1 to 6 months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for adherence to quality and product conditions, to its full satisfaction, then the Company makes delivery to the customer.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three and nine months ended September 30, 2015 and 2014.

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

For the three and nine months ended September 30, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company conducts the majority of its business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three and nine months ended September 30, 2015 and 2014.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2015	September 30, 2014
Period-end RMB:US$1 exchange rate	6.3538	6.1560
Average period RMB:US$1 exchange rate	6.1729	6.1502

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

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

NOTE–4 ACCOUNTS AND RETENTION RECEIVABLES

	September 30, 2015	December 31, 2014

Accounts receivable, cost	$7,676,152	$8,708,662
Retention receivable, cost	790,412	743,006
	8,466,564	9,451,668
Less: allowance for doubtful accounts	(345,062)	(356,293)
Accounts and retention receivable, net	$8,121,502	$9,095,375

Up to November 2015, the Company has subsequently recovered from approximately 5.57% of accounts and retention receivable as of September 30, 2015.

NOTE–5 INVENTORY

	September 30, 2015	December 31, 2014

Raw materials	$850,296	$1,313,987
Work-in-process	2,098,762	721,798
Finished goods	4,282,588	3,587,533
	$7,231,646	$5,623,318

For the three and nine months ended September 30, 2015 and 2014, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next twelve months.

NOTE–6 CONSTRUCTION IN PROGRESS

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–7 SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	September 30, 2015	December 31, 2014
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB24,000,000 due in March 2015, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	$-	$3,900,219

Equivalent to RMB1,000,000 due in January 24, 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value.	$157,386	$-

Short-term borrowings:
Equivalent to RMB21,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due in March 2015, which is guaranteed by its vendors and secured by land use right	-	3,412,692

Equivalent to RMB7,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due in March 2015, which is guaranteed by its vendor	-	1,137,564

Equivalent to RMB28,000,000 with interest rate at 6.2% per annum, monthly payable, due March 19, 2016, which is guaranteed by its vendor and the director of the Company	4,406,812	-

Equivalent to RMB12,000,000 with interest rate at 6.2% per annum, monthly payable, due March 19, 2016, which is guaranteed by its vendor and the director of the Company	1,888,633	-

Total short-term bank borrowings	$6,452,831	$8,450,475

The effective Bank of China Benchmark Lending rate is 6% and 6% per annum for the three and nine months ended September 30, 2015 and 2014.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–8 AMOUNT DUE TO A RELATED PARTY

As of September 30, 2015, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE–9 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)

Payable to equipment vendors	$184,428	$153,298
Customer deposits	361,887	131,213
Value added tax payable	7,147	2,003
Accrued operating expenses	205,107	414,565
Accrued salary	791	13,387
Other payable	78,857	69,429
	$838,217	$783,895

NOTE–10 INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of September 30, 2015, the operation in the United States of America incurred $3,195,884 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2034, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,086,601on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine months ended September 30,
	2015	2014

(Loss) income before income taxes from PRC operation	$(138,865)	$314,555
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(34,716)	78,639
Effect from non-deductible items	35,089	(17,652)
Tax adjustments	-	3,854
Income tax expense	$373	$64,841

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–11 STOCKHOLDERS’ EQUITY

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

As of September 30, 2015, the Company had a total of 6,553,289 shares of its common stock issued and outstanding.

NOTE–12 SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and nine months ended September 30, 2015 and 2014. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$2,599,325	$-	$2,599,325
- Services	21,949	-	21,949
Total operating revenues	2,621,274	-	2,621,274
Cost of revenues	2,248,147	-	2,248,147

Gross profit	373,127	-	373,127
Depreciation and amortization	344,791	-	344,791
Total assets	44,813,173	-	44,813,173
Expenditure for long-lived assets	$722,148	$-	$722,148

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2015
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$5,026,510	$-	$5,026,510
- Services	85,568	-	85,568
Total operating revenues	5,112,078	-	5,112,078
Cost of revenues	4,105,773	-	4,105,773

Gross profit	1,006,305	-	1,006,305
Depreciation and amortization	932,453	-	932,453
Total assets	44,813,173	-	44,813,173
Expenditure for long-lived assets	$892,817	$-	$892,817

	Three months ended September 30, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$2,465,375	$441,926	$2,907,301
- Services	36,646	-	36,646
Total operating revenues	2,502,021	441,926	2,943,947
Cost of revenues	(1,641,001)	(416,912)	(2,057,913)

Gross profit	747,203	25,014	886,034
Depreciation and amortization	209,127	-	209,127
Total assets	45,389,340	-	45,389,340
Expenditure for long-lived assets	$298,927	$-	$298,927

	Nine months ended September 30, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$5,634,127	$441,926	$6,076,053
- Services	214,293	-	214,293
Total operating revenues	5,848,420	441,926	6,290,346
Cost of revenues	(4,476,565)	(416,912)	(4,893,477)

Gross profit	1,371,855	25,014	1,396,869
Depreciation and amortization	627,048	-	627,048
Total assets	45,389,340	-	45,389,340
Expenditure for long-lived assets	$298,927	$-	$298,927

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

All long-lived assets are located in the PRC.

NOTE–13 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2015, only one customer accounted for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2015		September 30, 2015
Customers	Revenues	Percentage of revenues	Accounts and retention receivable

Customer A	$1,959,525	75%	$5,848,728

	Nine months ended September 30, 2015		September 30, 2015
Customers	Revenues	Percentage of revenues	Accounts and retention receivable

Customer A	$4,217,987	83%	$5,848,728

For the three and nine months ended September 30, 2014, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the three and nine months ended September 30, 2015 and 2014, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2015			September 30, 2015
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	$210,118	19%		$360,196
Vendor J	165,392	15%		411,707

Total:	$375,510	34%	Total:	$771,903

	Nine months ended September 30, 2015			September 30, 2015
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	$689,239	17%		$360,196
Vendor J	462,314	12%		411,707

Total:	$1,151,553	29%	Total:	$771,903

	Three months ended September 30, 2014			September 30, 2014
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor H	423,769	14%		375,916
Vendor I	416,912	14%		20,143
Vendor J	306,158	10%		241,805

Total:	$1,146,839	38%	Total:	$637,864

	Nine months ended September 30, 2014			September 30, 2014
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	$557,495	10%	Total:	$241,249

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(d) Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2015, short-term bank borrowings were at variable rates.

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

NOTE–14 COMMITMENTS AND CONTINGENCIES

As of September 30, 2015, there were no commitments and contingencies involved.

NOTE–15 SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein the terms "we", "us", "our," the “Registrant,” “NFEC” and the "Company" means, NF Energy Saving Corporation, a Delaware corporation, formerly known as NF Energy Saving Corporation of America, Diagnostic Corporation of America, Global Broadcast Group, Inc., and Galli Process, Inc. These terms also refer to our subsidiary corporations, Liaoning Nengfa Weiye Energy Technology Corporation Ltd. (“Nengfa Energy”), formerly known as Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd. (“Neng Fa”), a corporation organized and existing under the laws of the Peoples’ Republic of China, which was acquired in November 2006.

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.

•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.

•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power station of China Guodian Corporation ,Qiangui power Ltd , Guizhou Province, Guihang Nenghuan refrigeration engineering Ltd, Shanghai City , Electric power construction corporation (Zambia’s project) , Shandong Province; Lu Electric International Trading corporation, and Shandong Province ( Philippines project).

•	In 2013, the Company received contracts from Zheneng Zhenhai gas thermal power Ltd; Chongqing water turbine factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu iron and steel Ltd; Shandong Electric Power Corporation; Jiajie gas-fired cogeneration branch of Shanxi new energy industry group; and the Amedyan Power Ltd of State Grid; Chuangshi Energy Ltd, Beijing; Peiling Water-resource Development Ltd, Chongqing; Iron and Steel Ltd, Maanshan; Oilfield Construction Group Ltd, Daqing ; Harbin Air-condition Ltd; China resources power (haifeng) Ltd.

•	In 2014, the Company received contracts from LXB Water Supply Co., Ltd. Shandong Luneng Huaneng Power International Trade Company of Taiyuan Dongshan Gas Turbine Thermal Power Co., Ltd., Beijing Sea of Inner Mongolia Coal Gangue Power Co., Ltd. and other companies. At the same time, the Company has also completed the installation of desulfurization, denitration and dust removal systems at the 660T/h boiler room of the Chinese Aviation Company.

•	In 2015, the Company received contracts from Gansu Coal Group Co.Ltd, Nanning Tiefa Valve Co., Ltd, Weinan Dongnan Bureau , Shanxi Ruiguang power Co., Ltd and Harbin Binhe Technology Co., Ltd, Jianxi Shangrao water diversion project, Italian Tecnedil Internationa SRL, etc.

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

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value
Building	30–50 years	5%
Plant and machinery	10–20 years	5%
Furniture, fixture and equipment	5–8 years	5%

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	September 30, 2015	September 30, 2014
Period-end RMB:US$1 exchange rate	6.3538	6.1560
Average period RMB:US$1 exchange rate	6.1729	6.1502

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

REVENUES

Total revenues were $2,621,274 and $5,112,078 for the three and nine months ended September 30, 2015 respectively, as compared to $2,943,947 and $6,290,346 for the corresponding period in 2014. Total revenues decreased by $322,673 and $1,178,268, a decrease of 10.96% and 18.73%, for the three and nine months ended September 30, 2015, respectively, as compared to total revenues for the three and nine months ended September 30, 2014. The decrease in total revenue was due to the postponement in shipments of certain products, which led to a reduction in product revenues.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $2,599,325 and $5,026,510, or 99.16% and 98.33% of total revenues, for the three and nine months ended September 30, 2015, respectively, as compared to $2,907,301and $6,076,053, or 98.76% and 96.59% of total revenues, for the corresponding period in 2014. Product revenues decreased by $307,976 and $1,049,543, or 10.59% and 17.27%, for the three and nine months ended September 30, 2015, respectively, as compared to the same period in 2014. The decrease in product revenue was primarily due to a delay in the construction schedule of one of our customer’s projects, which led to a postponement in shipments of the related products.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. Service revenues were $21,949 and $85,568, or 0.84% and 1.67% of total revenues, for the three and nine months ended September 30, 2015, respectively, as compared to $36,646 and $214,293, or 1.24% and 3.41% of total revenues, for the corresponding period in 2014. Service revenues decreased by $14,697 and $128,725 or 40.1% and 60.07%, for the three and nine months ended September 30, 2015, respectively, compared to the corresponding period in 2014. [The decrease in service revenue was primarily due to the main facilities related to working for service which are operated in manufacture of product so that decreasing the service revenues.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $2,248,147 and $4,105,773 for the three and nine months ended September 30, 2015, respectively, as compared to $2,057,913 and $4,893,477 for the corresponding three and nine months in 2014, an increase of $190,234 and a decrease of $787,704 or 9.24% and 16.1%. The increase in cost of revenues for the three month period was primarily due to the decreased sales of products with high margin ratios and the decrease in cost of revenues for the nine month period was primarily due to the decrease in total revenues.

The overall gross profit for the Company was $373,127 and $1,006,305 (14.23% and 19.68% margin) for the three and nine months ended September 30, 2015, respectively, as compared to $886,034 and $1,396,869 (30.09% and 22.21% margin) for the corresponding three and nine months in 2014, respectively, a decrease of $512,907 and $390,564, or 57.89% and 27.96%, compared to the corresponding period in 2014. The decrease of gross margin was due to the decreased sales of products with high margin ratios.

Cost of Products

Total cost of products was $2,231,389 and $4,061,616 for the three and nine months ended September 30, 2015, respectively, as compared to $2,035,094 and $4,732,807 for the corresponding period in 2014, an increase of $196,295 and a decrease of $671,191, or 9.65% and 14.18%. The increase for the three month period is primarily due to a lower mix of products for which the Company has a competitive advantage in the market being sold in this quarter and the decrease for the nine month period is primarily due to the decrease of product revenues.

The gross profit for products was $367,936 and $964,894 (14.16% and 19.2% margin) for the three and nine months ended September 30, 2015, respectively, as compared to $872,207 and $1,343,246 (30% and 22.11% margin) for the corresponding three and nine months in 2014, a decrease of $504,271 (57.82%) and $378,352 (28.17%). The decrease is primarily due a lower mix of products for which the Company has a competitive advantage in the market being sold in this quarter.

Cost of Services

The cost of services was $16,758 and $44,157 for the three and nine months ended September 30, 2015, respectively, as compared to $22,819 and $160,670 for the corresponding period in 2014, a decrease of $6,061 (26.56%) and $116,513 (72.52%), respectively. This decrease is primarily due to the decrease in service revenue.

The gross profit for services was $5,191 and $41,411 (23.65% and 48.4% margin) for the three and nine months ended September 30, 2015, respectively, as compared to $13,827 and $53,623 (37.73% and 25.02% margin) for the corresponding period in 2014. This decrease is primarily due to the decrease in service revenue.

Operating Expenses

Total operating expenses were $291,674 and $930,021 for the three and nine months ended September 30, 2015, respectively, as compared to $404,867 and $1,212,484 for the corresponding period in 2014, a decrease of $113,193 and $282,463 or 27.96% and 23.3%, respectively. The decrease of operating expenses is mainly due to the decrease in general and administrative expenses, such as IR fees.

Selling and Marketing Expenses

The selling and marketing expenses were $51,850 and $69,013 for the three and nine months ended September 30, 2015, respectively, as compared to $15,476 and $45,399 for the corresponding period in 2014, an increase of $36,374 and $23,614, or 235% and 52.01%, respectively. The increase is primarily due to the increase of marketing expenses for expanding into new markets in the PRC.

General and Administrative Expenses

General and administrative expenses were $239,824 and $861,008 for the three and nine months ended September 30, 2015, respectively, as compared to $389,391 and $1,167,085 for the corresponding period in 2014, a decrease of $149,567 and $306,077, or 38.41% and 26.23%, respectively. The decrease of general and administrative expenses is primarily due to the decrease of the fees for IR.

Income from operations

As a result of the factors mentioned above, income from operations was $81,453 and $76,284 for the three and nine months ended September 30, 2015, respectively, as compared to income from operations of $481,167 and $184,385 for the corresponding three and nine months period in 2014, a decrease of $399,714 and $108,101, or 83.07% and 58.63%. The decrease in income from operations is primarily due to both the decrease in the gross profit.

Other (Expenses) Income

Other expense were $87,883 and $288,485 for the three and nine months ended September 30, 2015, respectively, as compared to $98,762 and $276,330 for the corresponding period in 2014. As a result, the loss before income taxes was $6,430 and $212,201 for the three and nine months ended September 30, 2015, respectively, as compared to the income before income taxes of $382,405 and a loss before income taxes of $91,945 for the corresponding three and nine months period in 2014, an absolute change of $388,835 and $120,256, or 101.68% and 130.79%, respectively.

Income Tax Expense

For the three and nine months ended September 30, 2015, income tax expense was $89 and $373, respectively, as compared to $54,721 and $64,841 for the same period in 2014, a decrease of $54,632 and $64,468, or 99.84% and 99.42%.

As of September 30, 2015, the Company’s operations in the United States of America have resulted in $3,195,884 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2033, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $1,086,601 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

Net (loss) income

As a result of the factors mentioned above, net loss was $6,519 and $212,574 for the three and nine months ended September 30, 2015, respectively, as compared to net income of $327,684 and net loss of $156,786 for the corresponding period in 2014, a decrease of $334,203 in net profit and an increase of $55,788 in net loss if compared with the corresponding period in 2014, or 101.99% and 35.58%. The decrease of net profit is primarily due to the decrease in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the nine months ended September 30, 2015, net cash used in operating activities was $255,426. This was attributable primarily to a net loss of $212,574, adjusted by non-cash items of depreciation and amortization of $932,453, a decrease in accounts and retention receivable by $707,283, an increase in inventories by $1,837,928, a decrease in prepayment and other receivable by $188,067, a decrease in the accounts payable by $328,971 and an increase in other payables and accrued liabilities by $296,244.

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

As of September 30, 2015, the increase of inventories was primarily derived from the market fluctuation and delay in construction of some projects such that the product could not be delivered to the customers.

As of September 30, 2015, accounts and retention receivable was $8,121,502, 99.79% of which is product revenue accounts receivable, and 0.21% of which is service revenue accounts receivable.

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

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	8,449,004	2,688,312	1,342,296	2,346,197	2,072,198
Service	17,560	-	7,572	6,295	3,693
Total	8,466,564	2,688,312	1,349,868	2,352,492	2,075,892
Less: retention	790,412	160,773	79,087	268,129	282,423
Less: allowance for doubtful accounts	345,062	-	-	-	345,062
Accounts receivable, net	7,331,090	2,527,539	127,0781	2,084,363	1,448,407

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. We take appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. Meanwhile, the Company also adopted strict sales polices according to the signed contracts. The Company evaluated the existing customers and potential customers; as well as reducing their credit in the sales and raising the quality of contracts and controls on the doubtful accounts. As of September 30, 2015, the accounts receivable of three customers with aging over 365 days are expected to be collected by the end of December 2015. The anticipated collecting time is indicated below:

Customer	AR with aging above 365 days	To be collected amount by September 2015	To be collected amount by December 2015
Customer “A”	1,054,196	-	436,274
Customer “C”	479,715	-	335,402

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the nine months ended September 30 2015, net cash used in investing activities was $892,817 which was primarily used in the construction of Phase II in the new facility.

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

The first phase of construction project was completed and began its operations in December 2012. The second phase of construction project was structurally completed in 2013 and the property ownership certificate relating to the completed construction was approved, the Company expects that the property ownership certificated relating to uncompleted construction will be approved by the end of 2015.

Financing activities

For the nine months ended September 30, 2015, the net financing cash inflow was $161,998, which was due to the increase of short bank borrowings and the decrease of bank demand notes.

In March 2011, the Company obtained a short-term loan of $1,500,000 from a related company which is controlled by Ms. Lihua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO). This note was unsecured, carried interest at 6% per annum, payable at maturity and due on May 31, 2013. Prior to maturity, the note holder agreed to extend the maturity term to May 31, 2015. On May 7, 2015, the aggregate of $1,718,333.33 of principal amount of debt plus accrued and unpaid interest due under this loan was converted into 834,142 shares of the Company’s common stock at a conversion rate of $2.06 per share.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of September 30, 2015, and during the period prior were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A.   Risk Factors

Not Applicable

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information.

None.

Item 6.      Exhibits.

The list of Exhibits, required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q are set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NF Energy Saving Corporation
(Registrant)

Date: November 13, 2015	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: November 13, 2015	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No. Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

