Form 10-K
period 2015-12-31
NF Energy Saving Corp
filed 2016-03-30
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2015

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the common equity held by non-affiliates of the registrant was $4,927,493 based on the price of $1.55 per share which the registrant’s common stock was last sold.

As of January 29, 2016, there were 6,553,289 shares of the registrant’s common stock outstanding.

NF ENERGY SAVING CORPORATION

FORM 10-K

PART I

ITEM 1. BUSINESS

The Company

As used herein the terms “we”, “us”, “our,” “NFEC” and the “Company” means, NF Energy Saving Corporation, a Delaware corporation, formerly known as NF Energy Saving Corporation of America, Diagnostic Corporation of America, Global Broadcast Group, Inc., and Galli Process, Inc. These terms also include our subsidiaries, Liaoning Nengfa Weiye Energy Technology Company Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“PRC”), and Liaoning Nengfa Weiye Smart Valve Technology Co., Ltd., a limited liability corporation organized and existing under the laws of the PRC.

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

On November 15, 2006, we executed a Plan of Exchange (“Plan of Exchange”), among the Company, Liaoning Nengfa Weiye Pipe Network Construction and Operation Co. Ltd. (“Nengfa”), the shareholders of Nengfa (the “Nengfa Shareholders”) and Gang Li, our Chairman and Chief Executive Officer (“Mr. Li”). At the closing of the Plan of Exchange, which occurred on November 30, 2006, we issued to the Nengfa Shareholders 12,000,000 shares of our common stock, or 89.4% of our then outstanding common stock, in exchange for all of the shares of capital stock of Nengfa owned by the Nengfa Shareholders. Immediately upon the closing, Nengfa became our 100% owned subsidiary, and the Company adopted and implemented the business plan of Nengfa.

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

On November 26, 2015 , a new company devoting to intelligent products was set up which is named by ” Liaoning Nengfa Weiye Smart Valve Technology Co. Ltd”. (“Nengfa Smart Valve”).“Liaoning Nengfa Weiye Energy Technology Co. Ltd” owns approximately 40% of the shares in this new company.

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

NFEC has received many awards and honors from China’s regulators, professional associations and renowned international organizations, including the ISO 9001:2008 certification from Det Norske Veritas Management System, the Liaoning Provincial Government’s Award of Innovative Enterprise with Best Investment Return Potentials, the Special Industrial Contribution Award of the ESCO Committee of China Energy Conservation Association, and the “Contract-abiding and credit enterprise” Award by the Liaoning State Local administrative bureau for industry and commerce. NFEC was awarded of “Hi-tech enterprise” by Liaoning Technology bureau in 2013.

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

As a certified energy service provider, NFEC is entitled to various tax breaks and energy saving awards created by Chinese governments at national, provincial and local levels. The major tax incentives by the central government include a two-year corporate income tax exemption plus a three-year reduction of corporation income tax for all energy performance based, profit sharing energy service projects. The government policy also incentivizes NFEC’s clients with tax refunds on goods and properties of the energy saving projects when NFEC transfers to them at the end of the energy service contracts.

The current principal development focus of NFEC is to renew the product, such as large intelligent flow control facility and to provide our Company with more advanced technology to supply high grade energy efficient and safety reliant products for high end markets.

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

Products and Services

At present, our products and services include:

1. Provide the large-diameter smart flow control device for China’s electric power generation, water supply, heating supply and gas supply industries.

2. Provide the equipment related to desulfurization, denitration and dust removal for China’s electric power generation, metallurgy, petrochemical, steel, cement and heating supply industries.

3. Provide consulting services, such as energy efficiency optimization design, energy consuming equipment retrofit and engineering, equipment maintenance and services, energy management based on Energy Performance Contracts for China’s industrial enterprises.

Some landmark contracts the Company has completed include:

☐	In 2007, Nengfa Energy received contracts for our products and services to be used in three sub-sections of the prominent “South to North Water Transfer and Supply Project.” The subsections were completed and passed inspection in 2008.

☐	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.

☐	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guangdong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

☐	In 2010, the Company received contracts for our products and services to be used in over 50 companies, including Chongqing Water Turbine Company, Chongqing Fangneng Electricity Power Company, Zhejiang Zheneng Jiahua Electricity Power Co. Ltd, and Shaoxing Binhai Thermal Power Company, and a project contract with a Fuxin inner-Mongolian county.

5

☐

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

☐

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

.

In 2014, the Company received contracts from LXB Water Supply Co., Ltd. Shandong Luneng Huaneng Power International Trade Company of Taiyuan Dongshan Gas Turbine Thermal Power Co., Ltd., Beijing Sea of Inner Mongolia Coal Gangue Power Co., Ltd. and other companies. , At the same time, the Company has also completed the installation of desulfurization, denitration and dust removal systems at the 660T/h boiler room of the Chinese Aviation Company.

In 2015, the Company received contracts from Gansu Coal Group Co.Ltd, Nanning Tiefa Valve Co., Ltd, Weinan Dongnan Bureau , Shanxi Ruiguang power Co., Ltd and Harbin Binhe Technology Co., Ltd,,Chifeng Jianxi Shangrao water diversion project, Inner Mongolia Caisen hydropower station, Chifeng Xincheng thermal power co.,Ltd , Sinkiangr conservancy hub project and Italian Tecnedil International SRL, etc

Production and Sales of Energy Saving Flow Control Equipment

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

After the new facility was completed, the new large numerical control machine tool improved the manufactured quality of the Company’s products. The “M type high torque flow control device” providing for LXB project, the maximum output torque is 1.7 million N.m , 90 degrees of rotation and total ratio is 175:1. Not only improves the quality of product , but also reduces the cost such that has reached international advanced level.

Another main business is the energy saving technology engineering and service, the Company will continue to develop comprehensive energy conservation and energy reduction equipment and services, and to pursue research development and improved manufacturing of flow control and clean energy related equipment.

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

c) The coal feeding system of a boiler can be altered to provide more efficient coal layer arrangement according to different volume and nature of the coal. As a result, combustion rate of coal can be remarkably enhanced in the retrofitted boiler . This technology can effectively improve fuel use efficiency and lower emission and operation cost.

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

It is estimated that approximately 12% of China’s electric power consumption is for lighting. As one of the most important energy-saving projects, the Chinese government plans to distribute 150 million energy-saving lamps throughout the country during the “Eleventh Five Year Plan” period through a fiscal subsidy in an effort to replace inefficient incandescent lamps and other lighting products. The government also plans to reduce the consumption of power by changing the use of lighting through a rational distribution of public lighting, improving the quality of power consumption and introducing on-demand controls.

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

In this stage, we improve the energy efficiency of the steam system by studying the difference in details between designed and actual steam consumption of each heat exchanger, and looking for the root causes of excessive energy consumption; consuming lower pressure steam as far as possible when meeting the process’s demands; equipping the system with a vacuum breaker and air valve in beehive heat exchangers; designing a condensation trapping system correctly to avoid waterlogging; controlling temperatures automatically in the heating process; installing a separator for steam and vaporous water in the inlet of important equipment to ensure steam quality; optimizing the condensation pipe system according to the residual pressure of each heat exchanger; and enhancing daily inspection and maintenance.

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

The Company does not have any significant trademarks in use at this time. As our business develops, we will consider the advantage of developing specific trademarks for our products and services and have registered those marks with the PRC government authorities for trademark protection.

Markets and Customers

The transport of water and fluid energy, such as oil, gas, steam and hot water depends on pipelines. The intelligent flow control device supplied by NF Energy is an important part in the fluid energy transportation systems. According to “the 12th Five-Year) National Strategic Emerging Industry Development Plan”, China will invest 4 trillion yuan in the next 5-10 years into the South-North Water Diversion Projects.. Since it was founded in 2006, the Company has supplied its products to many projects of this national water works, including the middle and northern Guangxi Xijiang River Water Diversion Project, Shenzhen Water Supply Project, Shanghai Water Diversion Project, and the 7 urban water supply projects in Liaoning Province, three curved water diversion projects in Dandong, and other major domestic water diversion projects. We have the best industry performance in water supply projects. At the same time, we also provide flow control devices and equipment for supercritical thermal power plants and ultra-supercritical coal-fired power plants as well as domestic hydro power generation market which are dominated by China’s state-owned five big power groups. More than 80% of the Company’s annual revenues come from these markets and customers.

In connection with its work on the water diversion project and some of the power plant projects, the Company has a preferred provider agreement with Nengfa Weiye Tieling Valve Joint Stock Co., Ltd. (“Tieling Valve”) under which Nengfa Energy is the preferred provider of the valves and other related flow control equipment that Tieling Valve requires in its own work on the water diversion project. The agreement is in the manner of a right of first refusal whereby Tieling Valve is obliged to offer supply opportunities to Nengfa Energy within its scope of product offerings and expertise, but Tieling Valve is not prohibited from developing other supply arrangements. Tieling Valve and Nengfa Energy have agreed to cooperate to develop and market their respective technologies, equipment, products and services for their respective and mutual benefit, and will work together to examine and expand their respective businesses. Under the agreement, each party retains full right to their respective intellectual property. The agreement terminates in 2021, but by its terms will automatically extend for additional one year terms unless notice of termination is given by one party to the other at least six months prior to the then termination date.

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

Regulatory Compliance

The Company’s products are subject to regulatory standards and enforcement codes which typically require that these products meet stringent performance criteria. Standards are established by industry testing and certification organizations such as the Ministry of Industry and Information Technology of China, the American Society of Mechanical Engineers (A.S.M.E.), the Canadian Standards Association (C.S.A.), the Japanese Standards Association (J.S.A.), the International Association of Plumbing and Mechanical Officials (I.A.P.M.O.), Factory Mutual (F.M.), and Underwriters Laboratory (U.L.). These standards are incorporated into state and municipal plumbing and heating, building and fire protection codes in China.

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

Research and Development

The research and development expenses are to develop new products or new production technologies. The research and development expenses include the materials and labor costs, application fees for patents and significant improvements to existing products. We incurred $105,168 and $107,872 of research and development expenses in 2015 and 2014, respectively.

Employees

As of December 31, 2015, there were 220 employees including 31 technical staff working in our subsidiaries located in China. We believe we have a good relationship with our employees.

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

We incurred a net loss of $969,442 for 2015 and $617,291 for 2014. Our ability to generate net income is dependent upon generating sufficient revenues. If we are unable to generate sufficient revenues, our results of operations and financial condition may be adversely affected.

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

We derive a substantial part of our revenues from several major customers, therefore if we lose any of these customers or they reduce the amount of business they do with us in the future, our revenues may be affected

Our largest customer, Nengfa Weiye Tieling Valve Joint Stock Co. Ltd, accounted for 83 % of our revenues for the year ended December 31, 2015, Our second largest customer, Italian Tecnedil International SRL accounted for 5% of our revenue in the year ended December 31, 2015. As of December 31, 2015, these two customers accounted for 88% in our total revenue. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be materially and adversely affected. Although we have a strategic partnership with our second largest customer and a preferred provider agreement with our largest customer, there can be no assurance that these customers will continue to provide the current level of demand or will not seek to modify or terminate their respective agreements.

Our technology may not satisfy the changing needs of our customers.

With any technology, including the technology of our current and proposed products, there are risks that the technology may not successfully address our customers’ needs. Certain of our product offerings in relation to the wind energy equipment will be new for the Company. While we have already established successful relationships with our customers, their needs may change or vary. This may affect the ability of our present or proposed products to address all of our customers’ ultimate technology needs in an economically feasible manner.

We may not be able to keep pace with rapid technological changes and competition in our industry.

While we believe that we have hired or engaged personnel and outside consultants who have the experience and ability necessary to keep pace with advances in technology, and while we continue to seek out and develop “next generation” technology through our research and development efforts, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market. In addition, our industry is competitive in various aspects. Although we believe that we have developed strategic relationships to best penetrate the Chinese market, we face competition from other manufacturers of products similar to our products and services. Some of these companies have significant advantages over us with respect to their products, marketing and services, and their financial resources and customer relationships.

We may experience high accounts receivable balances from time to time, which may have an adverse effect on our operating profitability and cash flow and financing needs.

Although we generally have a 90 to 270 day accounts receivable period, if our customers extend the period in which they pay, we will experience a reduced cash flow, which could have an adverse effect on our ability to fund our operations and growth. One result may be that we will have to obtain outside financing and our operating expenses will increase. Extension of the accounts receivable period may also result in reduced collections, which will adversely affect our operations and profitability.

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

Our Chairman, Chief Executive Officer and President, Mr. Gang Li, beneficially owns approximately 41.19% of the outstanding shares of our common stock and is our largest single stockholder. Together with, Ms. Lihua Wang, who is our Chief Financial Officer, they own 51.49% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into certain transactions which may be beneficial to our other stockholders. The interests of these stockholders may differ from the interests of the other stockholders.

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

The Company’s auditor HKCMCPA Company Limited, Certified Public Accountants is subject to PCAOB inspection. The auditor was inspected in 2008 and the corresponding inspection report was issued under the name of Zhong Yi (Hong Kong) Company Limited. The most recent inspection report has been issued in 2014.

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

The closing bid price of our common stock has been below $1.00 for more than 30 consecutive business days. Nasdaq notified us on January 11, 2016 that we have a 180 day grace period to re-gain compliance before being subject to de-listing. We cannot be sure that the closing bid price of our common stock will comply with the Nasdaq requirements for continued listing nor can we assure that our common stock will not be de-listed. If our common stock were to be de-listed, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is de-listed, broker-dealers have certain regulatory requirements imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices for shares of our common stock and/or limit an investor’s ability to execute a transaction. In addition delisting from Nasdaq could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could lead to significant dilution to our stockholders caused by our issuing equity in financing or other transactions at a price per share significantly below the then market price.

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

We have not paid dividends on our common stock in 2015 or 2014, and we do not anticipate paying any dividends in the near future. Investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

Our reporting currency is the US Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China changed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer officially pegged to the US dollar, and the exchange rate will have some flexibility. Despite fluctuations in the exchange rate in 2015, the floating exchange rate regime is stable. If the RMB depreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will decline in value and if the RMB appreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will increase in value. There are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

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

Although we are incorporated in the State of Delaware, all of our operating and fixed assets are located in the PRC. As a result, it may be difficult for investors to enforce judgments outside the United States obtained in actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In addition, our directors and officers (principally based in the PRC) and all or a substantial portion of their assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. We have been advised by our PRC counsel that, in their opinion, there is doubt as to the enforceability in the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

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

The first phase of construction project was completed and began its operations in December 2012. The second phase of construction project was completed in 2013 and received the approval of fire security by the local authority in March 2014. The property ownership certificate relating to the completed construction was approved at the end of November, 2015. The remainder of the construction is expected to be fully completed in the third quarter of this fiscal year.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGNA.OB”. The symbol after the Company’s name change to NF Energy Saving Corporation of America was “NFES.OB”. On August 26, 2009, the Company further changed its name to NF Energy Saving Corporation, and the symbol was changed to “NFEC.OB”. On October 4, 2010, the Company commenced trading on the Nasdaq Global Market, under the symbol “NFEC”. On March 7, 2012, the trading for the common stock was changed to the Nasdaq Capital Market. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2015 and 2014 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 11, 2016, the closing price was $0.63 per share.

	Common Stock (Adjusted Stock Price)
	High	Low
Fiscal year ends at December 31, 2015
First quarter	$1.04	$0.82
Second quarter	$0.83	$.60
Third quarter	$2.33	$0.55
Fourth quarter	$2.07	$1.51

Fiscal year ends at December 31, 2014
First quarter	$2.08	$1.52
Second quarter	$2.65	$0.832
Third quarter	$3.44	$2.16
Fourth quarter	$2.75	$1.53

Record Holders

As of December 31, 2015, we had 1,346 common shareholders of record.

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

(a) Sale of products

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers during a period from one to six months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and suitability, to its full satisfaction, then the Company makes delivery to the customer

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. As of December 31, 2014 and 2015, there were no refunds regarding our products.

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

As at December 31, 2015 and 2014, the Company had no benefit or penalties regarding its income taxes. As of December 31, 2015, there are also no any significant uncertain tax items.

The main operations of the company are located in the PRC and have jurisdiction under the local tax law. As a result of these operations, the company’s tax returns are subject to examination by a foreign tax authority. As of December 31, 2015, the Company filed and cleared the tax returns of 2015 with the appropriate local PRC tax authority.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2015	2014
Year-end RMB:US$ exchange rate	6.4907	6.1535
Annual average RMB:US$ exchange rate	6.2175	6.1482

RESULTS OF OPERATIONS

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $6,714,869 and $9,980,917 for the years ended December 31, 2015 and 2014, respectively. Total revenues decreased by $3,266,048, a 32.72% for the year ended December 31, 2015 compared to total revenues for the year ended December 31, 2014. The decrease in total revenue was due to the aspects mentioned below.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and energy saving flow control equipment. Product revenues were $6,628,127 and $9,742,527 for the years ended December 31, 2015 and 2014, respectively. Product revenues for the year ended December 31, 2015 decreased by $3,114,400 or 31.97%, compared to the product revenue for the year ended December 31, 2014. The decrease in product revenue was primarily due to a delay relating to the completed contracts which led to a postponement in shipments of the related products, also a tighter credit policy, in order to ensure a steady cash flow, played a role.. Therefore, the product revenues decreased.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Service revenues were $86,742 and $238,390 for the years ended December 31, 2015 and 2014 respectively, a decrease of $151,648 or 63.61%. The decrease in service revenue was primarily due to the declined gross margin come from service revenues , therefore the Company intentionally decreased the business relating to subcontract.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $5,537,379 and $8,496,623, or 82.46% and 85.12% of total revenues, for the years ended December 31, 2015 and 2014, respectively. The total cost of revenues decreased by $2,959,244 or 34.83% for the year ended December 31, 2015 compared to the total cost of revenues for the year ended December 31, 2014. The decrease in cost of revenues was primarily due to the decrease in total revenues.

The overall gross profit for the Company was $1,177,490 and $1,484,294, or 17.54% and 14.87% of total revenues, for the years ended December 31, 2015 and 2014, respectively. The gross profit decreased by $306,804 or 20.67% for the year ended December 31, 2015 compared to the gross profit for the year ended December 31, 2014. The decrease of gross margin was due to the decreased sales of products with high margin ratios.

Cost of Products

Total cost of product revenues was $5,488,461 and $8,323,633 for the years ended December 31, 2015 and 2014, respectively. The cost of product revenues decreased by $2,835,172 or 34.06% for the year ended December 31, 2015 compared to the cost of revenues for the year ended December 31, 2014. The decrease is primarily due to the decrease of product revenues.

The gross profit for products was $1,139,666 and $1,418,894 , and the gross profit margin was 17.2% and 14.6% for the years ended December 31, 2015 and 2014, respectively. The decrease is primarily due a lower mix of products for which the Company has a competitive advantage in the market being sold in the year.

Cost of Service

Total cost of service revenues was $48,918 and $172,990 for the years ended December 31, 2015 and 2014, respectively. The cost of service revenues decreased by $124,072 or 71.72% for the year ended December 31, 2015 compared to the cost of revenues for the year ended December 31, 2014. The gross margin for services was $37,824 and $65,400, or 43.6% and 27.43% for the years ended December 31, 2015 and 2014, respectively. This decrease is primarily due to the decrease in service revenue.

Operating Expenses

The total operating expenses were $1,818,275 and $1,860,490 , or 27.08% and 18.64% of total revenues, for the years ended December 31, 2015 and 2014, respectively. The total operating expenses decreased by $42,215 or 2.27% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease of operating expenses is mainly due to the decrease in general and administrative expenses, such as IR fees.

Sales and marketing expenses

The total sales and marketing expenses were $100,382 and $32,777, or 1.49% and 0.33% of total revenues, for the years ended December 31, 2015 and 2014, respectively. The increase is primarily due to the increase of marketing expenses for expanding into new markets in the PRC.

General and administrative expenses

General and administrative expenses were $1,717,893 and $1,827,713, or 25.58% and 18.31% of total revenue, for the year ended December 31, 2015 and 2014, respectively. The general and administrative expenses decrease by $109,820 or 6%.The decrease of general and administrative expenses is primarily due to the decrease of the fees for IR.

Loss from Operations

As a result of the foregoing, our loss from operations was $640,785 and $376,196 for the year ended December 31, 2015 and 2014, respectively. The increase of the loss from operations was $264,589 or 72.33%. The increase in loss from operations is primarily due to both the decrease of product revenues and the decrease in the gross profit.

Other Expenses

For the year ended December 31, 2015, other expense was $368,955, as compared to $176,233 for the year ended December 31, 2014, increased by $192, 722. The increase in other expenses was due to the decrease of other and interest income.

Income Tax Credit (Expenses)

For the years ended December 31, 2015 and 2014, income tax credit (expenses) were $40,298 and $(64,862), respectively. The decrease of the income tax expenses was $105,160 or 162%.

As of December 31, 2015, the Company’s operations in the United States of America incurred $3,258,884 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,108,020 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net loss

As a result of the foregoing, we recorded net loss of $969,442, a 14.44% loss margin on revenue for the year ended December 31, 2015, as compared to net loss of $617,291, a 6.18% loss margin on revenues, for the year ended December 31, 2014. The net loss for the year ended December 31, 2014 increased by $352,151, an increase of 57.05%, compared to the year ended December 31, 2014. The decrease of net profit is primarily due to the decrease of product revenues and the decrease in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the year ended December 31, 2015, net cash used in operating activities was $2,473,729. This was primarily attributable to our net loss of $969,442, adjusted by non-cash items of depreciation and amortization of $1,273,823, allowance for doubtful accounts of $442,858. The decrease in operating cash flow in 2015 were due primarily to the increase in inventories by $1,795,597, increase in prepayments and other receivables by $769,446 decrease in accounts payable by $648,317 and increase in other payable and accrued liabilities by $63,311.

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

As of December 31, 2015, the increase of inventories was primarily derived from the market fluctuation and delay in construction of some projects such that the product could not be delivered to the customers. It is anticipated that the inventories will be delivered prior to July, 2016.

As of December 31, 2015, accounts and retention receivable was $9,063,991, 99.71% and 0.29% of the product revenue and service revenue, respectively.

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those that account for about 17% of the total accounts receivable, thus we believe there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company’s accounts and retention receivable aging was as follows:

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	9,002,669	1,685,246	2,296,950	2,598,050	2,422,423
Service	25,906	-	-	185	25,721
Total	9,028,575	1,685,246	2,296,950	2,598,235	2,448,144
Less: retention receivable	(679,924)	(50,776)	(82,664)	(306,866)	(239,618)
Less: allowance for doubtful accounts	(762,001)	-	-	-	(762,001)
Accounts receivable, net	7,586,650	1,634,470	2,214,286	2,291,369	1,446,525

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

As of 31 December, 2015, the accounts receivable of two customers with aging above 365 days are expected to be collected by the end of June 2016. The Collecting time indicated below:

Customer	AR with aging above 365 days	Collected amount by end of June 2016
Customer “A”	1,009,444	231,100
Customer “E”	465,784	465,784
Total	1,475,228	696,884

We offer a free 12 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

As of 31 December, 2015, net cash used in investing activities was $1,588,438 which was primarily used in the construction of the new manufacturing facility and purchase of property, plant and equipment.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility will be approximately $24 million. It covers an area of 81,561 sq. m acres.

The first phase of construction project was completed and began its operations in December 2012. The second phase of construction project was completed in 2013 and received the approval of fire security by the local authority in March 2014. The property ownership certificate relating to the completed construction was approved at the end of November, 2015. The remainder of the construction is expected to be fully completed in the third quarter of this fiscal year.

Financing activities

For the years ended December 31, 2015, the net financing cash inflow was $48,251 which was due the proceeds of short-term borrowings of $6,433,454 and the repayment on short-term borrowings of $6,385,203.

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

On March 2015, the Company obtained a bank loan of $1,848,799 (Equivalent to RMB 12,000,000) from Pufa Bank with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate. Due 19 March 2016, monthly payable, which is guaranteed by its vendor.

On March 2015, the Company obtained a bank loan of $4,313,864 (Equivalent to RMB 28,000,000) from Shanghai Pudong Development Bank with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate. Due 19 March 2016, monthly payable, which is guaranteed by its vendor.

On September 2015, the Company obtained a bank notes of $1,848,800 (Equivalent to RMB 12,000,000) from Shanghai Pudong Development Bank . Due 30 March 2016, which is collateralized by its restricted cash of RMB 120,000,000. The bank note was issued to settle the accounts payable

Inflation

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NF ENERGY SAVING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NF Energy Saving Corporation

We have audited the accompanying consolidated balance sheets of NF Energy Saving Corporation and its subsidiary (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

March 30, 2016

NF ENERGY SAVING CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$434,571	$1,304,130
Restricted cash	1,848,799	1,950,110
Accounts receivable, net	7,586,651	8,352,369
Retention receivable, current	679,924	743,006
Inventories	7,051,198	5,623,318
Prepayments and other receivables	1,975,794	864,317

Total current assets	19,576,937	18,837,250

Non-current assets:
Property, plant and equipment, net	10,554,111	14,042,426
Land use right, net	2,797,655	3,018,029
Construction in progress	11,424,939	12,407,226

TOTAL ASSETS	$44,353,642	$48,304,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$4,883,076	$5,805,720
Short-term bank borrowings	8,057,683	8,450,475
Notes payable, related parties	-	1,500,000
Amount due to a related party	431,682	431,682
Other payables and accrued liabilities	603,726	783,895

Total current liabilities	13,976,167	16,971,772

TOTAL LIABILITIES	13,976,167	16,971,772

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,553,289 and 5,719,147 shares issued and outstanding, respectively	6,553	5,719
Additional paid-in capital	11,605,145	9,887,646
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	2,807,340	4,511,915
Retained earnings	13,730,803	14,700,245

Total stockholders’ equity	30,377,475	31,333,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,353,642	$48,304,931

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2015	2014
REVENUES, NET
Products	$6,628,127	9,742,527
Services	86,742	238,390
Total revenues, net	6,714,869	9,980,917

COST OF REVENUES:
Cost of products	5,488,461	8,323,633
Cost of services	48,918	172,990
Total cost of revenues	5,537,379	8,496,623

GROSS PROFIT	1,177,490	1,484,294

OPERATING EXPENSES:
Sales and marketing	100,382	32,777
General and administrative	1,717,893	1,827,713
Total operating expenses	1,818,275	1,860,490

LOSS FROM OPERATIONS	(640,785)	(376,196)

Other (expense) income:
Other income	17,896	200,000
Other expense	-	(18,444)
Interest income	11,790	63,153
Interest expense	(398,641)	(420,942)
Total other expense	(368,955)	(176,233)

LOSS BEFORE INCOME TAXES	(1,009,740)	(552,429)

Income tax credit (expense)	40,298	(64,862)

NET LOSS	$(969,442)	$(617,291)

Other comprehensive (loss) income:
– Foreign currency translation loss	(1,704,575)	(197,163)

COMPREHENSIVE LOSS	$(2,674,017)	(814,454)

Net loss per share:
– Basic	$(0.15)	$(0.11)
– Diluted	$(0.15)	$(0.11)

Weighted average common shares outstanding:
– Basic	6,265,339	5,672,161
– Diluted	6,265,339	5,672,161

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(969,442)	$(617,291)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,273,823	844,657
Gain on disposal of plant and equipment	-	20,789
Loss on closedown of a subsidiary	-	18,444
Allowance for doubtful accounts	442,858	325,860
Shares issued for services rendered	-	190,250
Amortization of deferred compensation	-	94,052
Settlement of interest payable in lieu of stock	-	(200,000)
Change in operating assets and liabilities:
Accounts and retention receivable	(70,919)	(3,717,636)
Inventories	(1,795,597)	(2,994,943)
Prepayments and other receivables	(769,446)	238,756
Accounts payable, trade	(648,317)	4,731,418
Income tax payable	-	(551)
Other payables and accrued liabilities	63,311	71,115
Net cash used in operating activities	(2,473,729)	(995,080)

Cash flows from investing activities:
Purchase of property, plant and equipment	(204,472)	(218,744)
Proceeds from disposal of property, plant and equipment	2,251,709	-
Payments on construction in progress	(458,799)	(122,890)
Net cash provided by (used in) investing activities	1,588,438	(341,634)

Cash flows from financing activities:
Proceeds from short-term bank borrowings	6,433,454	6,180,661
Repayment on short-term bank borrowings	(6,385,203)	(4,554,171)
Net cash provided by financing activities	48,251	1,626,490

Effect on exchange rate change on cash and cash equivalents	(32,519)	(6,406)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(869,559)	283,370

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,304,130	1,020,760

CASH AND CASH EQUIVALENTS, END OF YEAR	$434,571	$1,304,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (refunded) paid for income taxes	$(38,586)	$65,413
Cash paid for interest	$368,432	$330,942

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of promissory notes	$1,718,333	$-

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Deferred	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	compensation	reserve	income	earnings	equity
Balance as of January 1, 2014	5,619,147	5,619	9,697,496	(94,052)	2,226,878	4,710,113	15,318,571	31,864,625
Foreign currency translation adjustment	-	-	-	-	-	(198,198)	-	(198,198)
Imputed interest on related party notes	-	-	-	94,052	-	-	-	94,052
Conversion of promissory notes and interest payable	100,000	100	190,150	-		-	-	190,250
Shares issued for service to be rendered	-	-	-	-	(279)	-	(18,165)	(18,444)
Net loss for the year	-	-	-	-	-	-	(599,126)	(599,126)
Appropriation to statutory reserve	-	-	-	-	1,035	-	(1,035)	-
Balance as of December 31, 2014	5,719,147	5,719	9,887,646	-	2,227,634	4,511,915	14,700,245	31,333,159

Balance as of January 1, 2015	5,719,147	5,719	9,887,646	-	2,227,634	4,511,915	14,700,245	31,333,159
Foreign currency translation adjustment	-	-	-	-	-	(1,704,575)	-	(1,704,575)
Conversion of promissory notes and interest payable	834,142	834	1,717,499	-	-	-	-	1,718,333
Net loss for the year	-	-	-	-	-	-	(969,442)	(969,442)

Balance as of December 31, 2015	6,553,289	6,553	11,605,145	-	2,227,634	2,807,340	13,730,803	30,377,475

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

On September 16, 2010, the Company effected a 1 for 2.5 reverse stock split of its common stock. As a result of the reverse stock split, the number of issued and outstanding shares of the Company’s common stock was decreased from 13,315,486 pre-split shares to 5,326,501 post-split shares.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Basis of consolidation

The consolidated financial statements include the financial statements of NFEC and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $762,001 and $356,293, respectively.

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired. The warranty period is usually 12 months.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2015 and 2014, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2015 and 2014.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. No advertising expense was incurred for the years ended December 31, 2015 and 2014.

•	Research and development

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $105,168 and $107,872 of such costs for the years ended December 31, 2015 and 2014.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended December 31, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2015, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority. For the year ended December 31, 2015, the Company filed and cleared 2014 tax return with its local tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the years ended December 31, 2015 and 2014.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2015	2014
Year-end RMB:US$1 exchange rate	6.4907	6.1535
Annual average RMB:US$1 exchange rate	6.2175	6.1482

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2015 and 2014, the Company operates in two reportable operating segments in the PRC.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company elected to early adopt this standard which did not have a material impact on the Company’s financial position or results of operations.

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

3.	ACCOUNTS AND RETENTION RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company provided an allowance $405,708 and $325,860 for the years ended December 31, 2015 and 2014, respectively.

	As of December 31,
	2015	2014

Accounts receivable, cost	$8,348,652	$8,708,662
Retention receivable, cost	679,924	743,006
	9,028,576	9,451,668
Less: allowance for doubtful accounts	(762,001)	(356,293)

Accounts and retention receivable, net	$8,266,575	$9,095,375

Up to February 29, 2016, the Company has subsequently recovered from approximately 12% of accounts and retention receivable as of December 31, 2015.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2015	2014

Raw materials	$441,692	$1,313,987
Work-in-process	432,394	721,798
Finished goods	6,177,112	3,587,533

	$7,051,198	$5,623,318

For the years ended December 31, 2015 and 2014, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next twelve months.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	As of December 31,
	2015	2014

Prepayment to vendors for raw materials	$923,889	$591,628
Prepayment for construction in progress	7,976	13,084
Prepaid operating expenses	134,456	141,113
Advance to employees	101,246	118,492
Other receivables	808,227	-

	$1,975,794	$864,317

The Company generally makes prepayments to vendors for raw materials in the normal course of business. Prepayments to vendors are recorded when payment is made by the Company and relieved against inventory when goods are received, which include provisions that set the purchase price and delivery date of raw materials.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2015	2014

Building	$9,709,136	$11,594,610
Plant and machinery	5,830,276	5,549,476
Furniture, fixture and equipment	66,000	63,497
Foreign translation difference	206,887	1,161,167
	15,812,299	18,368,750
Less: accumulated depreciation	(5,234,056)	(4,077,433)
Less: foreign translation difference	(24,132)	(248,891)

Property, plant and equipment, net	$10,554,111	$14,042,426

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Depreciation expense for the years ended December 31, 2015 and 2014 were $1,207,446 and $777,532, of which $933,216 and $717,055 were included in cost of revenue, respectively.

7.	LAND USE RIGHT

Land use right consisted of the following:

	As of December 31,
	2015	2014

Land use right, at cost	$3,044,062	$3,044,062
Less: accumulated amortization	(397,607)	(331,230)
	2,646,455	2,712,832
Add: foreign translation difference	151,200	305,197

Land use right, net	$2,797,655	$3,018,029

Amortization expense for the years ended December 31, 2015 and 2014 were $66,377 and $67,125, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending December 31:
2016	67,067
2017	67,067
2018	67,067
2019	67,067
2020	67,067
Thereafter	2,462,320

Total:	$2,797,655

8.	CONSTRUCTION IN PROGRESS

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

The first phase of construction project was completed and began its operations in December 2012. The second phase of construction project was completed in 2013 and received the approval of fire security by the local authority in March 2014. The property ownership certificate relating to the completed construction was approved at the end of November 2015. The remainder of the construction is expected to be fully completed in the third quarter of 2016 fiscal year.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	As of December 31,
	2015	2014
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB14,000,000, due June 2014, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	$-	$3,900,219

Equivalent to RMB12,000,000, due 30 March 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	1,848,800	-

Equivalent to RMB100,000, due 24 January 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	15,407	-

Equivalent to RMB200,000, due 24 January 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	30,813	-

Short-term borrowings:
Equivalent to RMB21,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 18, 2015, which is guaranteed by its vendors and secured by land use right	-	3,412,692

Equivalent to RMB7,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 18, 2015, which is guaranteed by its vendors and secured by land use right	-	1,137,564

Equivalent to RMB28,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 19, 2016, which is guaranteed by its vendor	4,313,864	-

Equivalent to RMB12,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 19, 2016, which is guaranteed by its vendor	1,848,799	-
Total short-term bank borrowings	$8,057,683	$8,450,475

The effective Bank of China Benchmark Lending rate was 4.35% and 6% per annum for the years ended December 31, 2015 and 2014.

10.	AMOUNT DUE TO A RELATED PARTY

As of December 31, 2015 and 2014, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2015	2014

Payable to equipment vendors	$-	$153,298
Customer deposits	177,718	131,213
Value-added tax payable	5,978	2,003
Accrued operating expenses	324,805	414,565
Accrued salary	-	13,387
Other payable	95,225	69,429

	$603,726	$783,895

12.	STOCKHOLDERS’ EQUITY

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

As of December 31, 2015, the Company had a total of 6,553,289 shares of its common stock issued and outstanding.

13.	INCOME TAXES

For the years ended December 31, 2015 and 2014, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2015	2014
Tax jurisdiction from:
- Local	$(136,709)	$(230,000)
- Foreign	(873,031)	(322,429)

Loss before income taxes	$(1,009,740)	$(552,429)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2015	2014
Current:
- Local	$-	$-
- Foreign	(40,298)	64,862

Deferred:
- Local	-	-
- Foreign	-	-

Income tax (credit) expense	$(40,298)	$64,862

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015, the operations in the United States of America incurred $3,258,884 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,108,020 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2015 and 2014 is as follows:

	Years ended December 31,
	2015	2014

Loss before income taxes from PRC operation	$(873,031)	$(322,429)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(218,257)	(80,607)
Tax effect of non-deductible items	177,959	145,469
Tax adjustments		-

Income tax (credit) expense	$(40,298)	$64,862

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,108,020	$1,061,540
Less: valuation allowance	(1,108,020)	(1,061,540)

Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $1,108,020 as of December 31, 2015. In 2015, the valuation allowance increased by $46,480, primarily relating to net operating loss carryforwards from the local tax regime.

14.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2015 and 2014:

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2015	2014

Net loss attributable to common shareholders	$(969,442)	$(617,291)

Weighted average common shares outstanding – Basic and diluted	6,265,339	5,672,161

Net loss per share – Basic and diluted	$(0.15)	$(0.11)

15.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries of the Company in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. These benefits are required to accrue for, based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $235,508 and $209,402 for the years ended December 31, 2015 and 2014, respectively.

16.	STATUTORY RESERVES

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

For the years ended December 31, 2015 and 2014, the Company’s subsidiaries made appropriation of $0 and $1,035 to statutory reserve, respectively.

17.	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments, as defined by ASC Topic 280:

•	Heavy manufacturing business – production of valves components and the provision of valve improvement and engineering services;

•	Energy-saving related business – provision of energy-saving related re-engineering and technical services and long-term construction project.

The Company operates these business segments in the PRC and all of the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2015 and 2014. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2015 and 2014:

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2015
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$6,628,127	-	6,628,127
- Services	86,742	-	86,742
Total operating revenues	6,714,869	-	6,714,869
Cost of revenues	(5,537,379)	-	(5,537,379)

Gross profit	1,177,490	-	1,177,490
Depreciation and amortization	1,273,823	-	1,273,823
Total assets	44,834,301	-	44,834,301
Expenditure for long-lived assets	$635,352	-	635,352

	Year ended December 31, 2014
	Heavy manufacturing business	Energy-saving related business	Total
Operating revenues, net:
- Products	$7,395,933	$2,346,594	$9,742,527
- Services	238,390	-	238,390
Total operating revenues	7,634,323	2,346,594	9,980,917
Cost of revenues	(6,283,873)	(2,212,750)	(8,496,623)

Gross profit	1,350,450	133,844	1,484,294
Depreciation and amortization	844,657	-	844,657
Total assets	48,304,931	-	48,304,931
Expenditure for long-lived assets	$341,634	$-	$341,634

All long-lived assets are located in the PRC.

18.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2015, the customers who accounted for 10% or more of the Company’s revenues and its outstanding balance as at year-end dates, are presented as follows:

	Year ended December 31, 2015		December 31, 2015
Customer	Revenues	Percentage of revenues	Accounts and retention Receivable

Customer A	$5,551,731	83%	6,651,208
Customer C	331,659	5%	112,508

Total:	$5,883,390	88%	6,763,716

For the year ended December 31, 2014, one customer represented more than 10% of the Company’s revenues. This customer (Customer A) accounted for 65% of the Company’s revenues amounting to $6,480,368 with $7,146,503 of accounts receivable.

All customers are located in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)	Major vendors

For the year ended December 31, 2015, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2015		December 31, 2015
Vendor	Purchases	Percentage of purchases	Accounts Payable

Vendor H	$728,191	13%	209,767
Vendor I	458,998	8%	279,770

Total:	$1,187,189	21%	489,537

For the year ended December 31, 2014, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2014			December 31, 2014
Vendor	Purchases	Percentage of purchases		Accounts Payable

Vendor H	1,173,159	12%		$346,189
Vendor I	2,212,750	22%		2,037,709

Total:	$3,385,909	34%	Total:	$2,383,898

All vendors are located in the PRC.

(c)	Credit risk

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

The Company’s interest-rate risk arises from borrowings under short-term bank borrowing. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2015, borrowings under related party notes were at fixed rates and short-term bank borrowing was at variable rates.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

19.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2015, there were no commitments and contingencies involved.

20.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2015 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures .

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015.The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31,2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, based on the material weaknesses defined below.

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

Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting is not effective.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2015:

☐	Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP.

MANAGEMENT’S REMEDIATION PLAN

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

☐	The Company is currently looking for an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide more training in connection with the preparation and review of its financial statements to the employees. [Please confirm this is still an accurate statement.]

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

(c)     Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Gang, Li	63	Chairman and Chief Executive Officer and President
Lihua, Wang	56	Director, CFO
Mia Kuang, Ching	50	Independent Director, Chair of Audit Committee
Jason, Wang	63	Independent Director, Chair of Nomination Committee
Zhuting Liu	71	Independent Director, Chair of Compensation Committee

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

Lihua Wang — Chief Financial Officer

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

Zhuting Liu — Independent Director-Chairman of Compensation Committee

Mr. Zhuting Liu, became an Independent Director of the Company on August 19, 2014. Mr. Liu is currently retired. Prior to his retirement, Mr. Liu was the former director of the Coal Association, the standing director of the Energy Research Institute of Liaoning Province, the executive director of the Association of Mineral Resources in Liaoning Province and a director of the Energy Department of Liaoning Province Planning and Economy Commission. From 1981-1991, he was one of the vice directors of Liaoning Province Planning and Economy Commission. He was also an editor of an energy-saving magazine and presided over drafting regulations on the energy saving in Liaoning Province. We believe Mr. Liu’s qualifications to serve on our Board of Directors include his contributions in the development of energy saving industry in Liaoning Province as well as his influence in the field of energy industry.

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

Code of Ethics

The Company has adopted a code of ethics (the “Code of Ethics”) that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is attached as Exhibit 14.1 hereto. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2015. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

We did not provide any compensation to our executive officers for the years ended December 31, 2015 or 2014.

Compensation of Directors

As at December 31, 2015, we had three non-employee directors, to whom we provided a total amount of $64,400 in compensation, as set forth in the table below. As employees of the Company and/or its subsidiaries, Gang Li and Lihua Wang received no additional compensation for their services as directors.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 2014

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Mia Kuang Ching	24,000	N/A	24,000
Jianxin (Jason) Wang	24,000	N/A	24,000
Zhuting Liu	4,000	N/A	4,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of NF Energy Saving Corporation’s Common Stock as of March 11, 2014, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of NF Energy Saving Corporation’s Common Stock, (ii) each director and executive officer; and (iii) all directors and named executive officer of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 11, 2016, there were 6,553,289 shares of common stock outstanding. As of March 11, 2016, there were no preferred shares outstanding.

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1) (2)	Percentage of Beneficial Ownership

Pelaria (3)	2,540,119	38.76%
P.O. Box 957
Offshore Incorporations Centre
Road Town, Tortola

Cloverbay	834,142	12.73%
P.O. Box 957
Offshore Incorporations Centre
Road Town, Tortola

Gang, Li (4)	2,699,409	41.19%
Chairman, CEO and President

Lihua Wang (5)	674,852	10.3%
Director and CFO

Mia Kuang Ching	0	0%
Independent Director
Chair of Audit Committee

Jianxin (Jason) Wang	0	0%
Independent Director
Chair of Nomination Committee

	0	0%

Zhuting LIU	0	0%
Independent Director
Chair of Compensation Committee

All officers and directors as a group (five persons)	3,374,261	51.49%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

As of December 31, 2015 and 2014, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, considered whether any director has a material relationship with us that could interfere with his or her ability to exercise independent judgment in carrying out their responsibilities. As a result of this review, we determined that Mia Kuang Ching, Jianxin (Jason) Wang and Zhuting Liu were “independent directors” as defined under the rules of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by our independent auditor, HKCMCPA Company Limited (“HKCMCPA”) for their audit of our annual financial statements during the years ended December 31, 2015 and 2014. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2015	2014

Audit Fees	$74,500	$74,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Accounting Fees and Services	$74,500	$74,500

Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, The amounts $74,500 shown for HKCMCPA in 2015 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2015, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2015. The amounts $74,500 shown for HKCMCPA in 2014 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2014, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2014.

Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements. There were no audit-related fees billed during the years ended December 31, 2015 or 2014.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2015 or 2014.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e. Audit Fees, Audit-Related Fees, Tax Fees and allowable working costs. There were no other fees billed during the years ended December 31, 2015 or 2014.

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

NF ENERGY SAVING CORPORATION
(Registrant)

Date: March 30, 2016	By:	/s/ Gang Li
Gang Li
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gang Li	President, Chief Executive Officer and	March 30, 2016
Gang Li	Chairman (principal executive officer)

/s/ Lihua Wang	Chief Financial Officer and Director	March 30, 2016
Lihua Wang	(principal financial officer and principal
accounting officer)

/s/ Mia Kuang Ching	Independent Director	March 30, 2016
Mia Kuang Ching

/s/ Jianxin Wang	Independent Director	March 30, 2016
Jianxin Wang

/s/ Zhuting Liu	Independent Director	March 30, 2016
Zhuting Liu

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.3	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009
3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 16, 2010
3.5	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
10.1	Form of Securities Purchase Agreement among NF Energy Saving Corporation of America, South World Ltd. (investor), Oriental United Resources Ltd. (investor), Mr. Gang Li (guarantor), Ms. Lihua Wang (guarantor), Pelaria International Ltd. (guarantor), and Cloverbay International Ltd. (guarantor)	Exhibits submitted with our Current Report on Form 8-K/A filed April 30, 2008. (File No. 000-50155)
10.2	Form of Director Retainer Agreement with Mr. Mia Kuang Ching, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009
10.3	Form of Director Retainer Agreement with Mr. Jianxin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009

10.5	Form of Director Retainer Agreement with Mr. Jiuding Yan, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009
10.7	Form of Securities Purchase Agreement (including form of Convertible Promissory Note and Form of Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 3, 2010
10.8	Preferred Provider and Services Agreement between LiaoNing Nengfa Weiye Energy Technology Co. LTD. and Nengfa Weiye Tieling Valve Joint-Sock Co. Ltd.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010
14.1	Code of ethics of NF Energy Saving Corporation
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

