Form 10-Q
period 2016-03-31
NF Energy Saving Corp
filed 2016-05-16
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 9, 2016, the registrant had 6,553,289 shares of common stock, $0.001 par value, issued and outstanding.

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

1

2

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

F- 1

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$371,920	$434,571
Restricted cash	-	1,848,799
Accounts receivable, net	7,578,590	7,586,651
Retention receivable, current	935,983	679,924
Inventories	6,056,373	7,051,198
Prepayments and other receivables	1,846,129	1,975,794

Total current assets	16,788,995	19,576,937

Non-current assets:
Property, plant and equipment, net	10,344,715	10,554,111
Land use rights, net	2,800,224	2,797,655
Construction in progress	11,488,428	11,424,939

TOTAL ASSETS	$41,422,362	$44,353,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$4,111,491	$4,883,076
Short-term bank borrowings	6,203,570	8,057,683
Amount due to a related party	431,682	431,682
Other payables and accrued liabilities	645,687	603,726

Total current liabilities	11,392,430	13,976,167

TOTAL LIABILITIES	11,392,430	13,976,167

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; and 6,553,289 shares issued and outstanding, respectively	6,553	6,553
Additional paid-in capital	11,605,145	11,605,145
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	3,002,945	2,807,340
Retained earnings	13,187,655	13,730,803

Total stockholders’ equity	30,029,932	30,377,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,422,362	$44,353,642

See accompanying notes to condensed consolidated financial statements.

F- 2

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2016	2015
REVENUE, NET:
Product	$1,553,079	$1,142,490
Services	7,581	38,585
Total operating revenues, net	1,560,660	1,181,075

COST OF REVENUES (inclusive of depreciation and amortization, $243,775 and $192,828):
Cost of products	1,512,140	883,303
Cost of services	196,695	11,224
Total cost of revenues	1,708,835	894,527

GROSS (LOSS) PROFIT	(148,175)	286,548

OPERATING EXPENSES:
Sales and marketing	12,274	6,224
General and administrative	295,459	276,082
Total operating expenses	307,733	282,306

(LOSS) INCOME FROM OPERATIONS	(455,908)	4,242

Other (expense) income:

Interest income	14,330	11,818
Interest expense	(101,570)	(101,903)
Total other expense	(87,240)	(90,085)

LOSS BEFORE INCOME TAXES	(543,148)	(85,843)

Income tax expense	-	(208)

NET LOSS	$(543,148)	$(86,051)

Other comprehensive income:
– Foreign currency translation gain	195,605	243,339

COMPREHENSIVE (LOSS) INCOME	$(347,543)	$157,288

Net loss per share:
– Basic	$(0.08)	$(0.02)
– Diluted	$(0.08)	$(0.02)

Weighted average common shares outstanding:
– Basic	6,553,289	5,719,147
– Diluted	6,553,289	5,719,147

See accompanying notes to condensed consolidated financial statements.

F- 3

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(543,148)	$(86,051)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	291,316	232,455
Change in operating assets and liabilities:
Accounts and retention receivable	(190,422)	1,141,438
Inventories	1,027,044	(740,436)
Prepayments and other receivables	152,838	(450,593)
Accounts payable	(792,739)	(1,260,968)
Other payables and accrued liabilities	38,189	290,190

Net cash generated from (used in) operating activities	(16,922)	(873,965)

Cash flows from investing activities:
Purchase of plant and equipment	-	(174,141)

Net cash used in investing activities	-	(174,141)

Cash flows from financing activities:

Decrease in restricted cash	1,835,011	1,955,735
Proceeds from short-term bank borrowings	6,116,704	6,519,117
Repayment to bank demand note	(1,880,886)	(3,911,470)
Repayment on short-term bank borrowings	(6,116,704)	(4,563,382)

Net cash used in financing activities	(45,875)	-

Effect on exchange rate change on cash and cash equivalents	146	4,900

NET CHANGE IN CASH AND CASH EQUIVALENTS	(62,651)	(1,043,206)

BEGINNING OF PERIOD	434,571	1,304,130

END OF PERIOD	$371,920	$260,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$101,570	$79,403

See accompanying notes to condensed consolidated financial statements.

F- 4

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2016	6,553,289	$6,553	$11,605,145	$2,227,634	$2,807,340	$13,730,803	$30,377,475

Foreign currency translation adjustment	-	-	-	-	195,605	-	195,605

Net loss for the period	-	-	-	-	-	(543,148)	(543,148)

Balance as of March 31, 2016	6,553,289	6,553	11,605,145	2,227,634	3,002,945	13,187,655	30,029,932

See accompanying notes to condensed consolidated financial statements.

F- 5

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

In the opinion of management, the consolidated balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company, through its subsidiary, mainly engages in the production of heavy industrial components and products such as valves and the provision of technical service and re-engineering projects in the energy saving related industry in the People’s Republic of China (the “PRC”). All the customers are located in the PRC.

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

NFEC and its subsidiary are hereinafter referred to as (the “Company”).

NOTE – 3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

F- 6

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

The Company accounts for the investment in associate in which the Company does not hold a controlling financial interest but has significant influence over operating and financial policies using the equity method. Under the equity method, the investment is recorded at cost and adjusted for the proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. The Company performs a periodic evaluation of an investment to determine whether the fair value of each investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. At March 31, 2016, the Company is committed to the investment in an associate for 40% equity interest in the PRC and no investment cost was paid during the three months ended March 31, 2016.

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital		Effective interest held

Liaoning Nengfa Weiye Smart Valve Technology Co.Ltd (“Nengfa Smart Valve”)	The PRC, a limited liability company	Development and production of hi-tech and automatic-intelligence valve products	US$	7,750,000 (RMB50,000,000)	40%

●	Cash and cash equivalents

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

F- 7

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2016, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended March 31, 2016 and 2015 was $16,001 and $16,815, respectively. The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Period ending March 31:
2017	$64,005
2018	64,005
2019	64,005
2020	64,005
2021	64,005
Thereafter	2,480,199

Total:	$2,800,224

●	Plant and equipment

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

Depreciation expense for the three months ended March 31, 2016 and 2015 was $275,315 and $215,640, respectively.

F- 8

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended March 31, 2016.

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three months ended March 31, 2016 and 2015.

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

F- 9

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

For the three months ended March 31, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2016, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three months ended March 31, 2016 and 2015.

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

F- 10

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2016	March 31, 2015
Period-end RMB:US$1 exchange rate	6.4479	6.1091
Average period RMB:US$1 exchange rate	6.5395	6.1358

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one single reportable operating segment in the PRC.

●	Stock based compensation

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

F- 11

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

NOTE – 4        ACCOUNTS AND RETENTION RECEIVABLES

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)

Accounts receivable, cost	$8,345,649	$8,348,652
Retention receivable, cost	935,983	679,924
	9,281,632	9,028,576
Less: allowance for doubtful accounts	(767,059)	(762,001)

Accounts and retention receivable, net	$8,514,573	$8,266,575

Up to April 30, 2016, the Company has subsequently recovered from approximately 2% of accounts and retention receivable as of March 31, 2016.

NOTE – 5        INVENTORIES

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)

Raw materials	$384,902	$441,692
Work-in-process	196,391	432,394
Finished goods	5,475,080	6,177,112

	$6,056,373	$7,051,198

For the three months ended March 31, 2016 and 2015, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next six months.

NOTE – 6        CONSTRUCTION IN PROGRESS

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

F- 12

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The first phase of construction project was completed and began its operations in December 2012. The cost of construction was transferred to property, plant and equipment and its depreciation expense was recorded in 2013. The second phase of construction project was structurally completed in 2013 and received the approval of fire security by the local authority in March 2014. The cost of construction is expected to be transferred to property, plant and equipment by the end of 2016 upon the granting of a property ownership certificate from the local authority.

NOTE – 7        SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB12,000,000, due 30 March 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	$-	1,848,800

Equivalent to RMB100,000, due 24 January 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	-	15,407

Equivalent to RMB200,000, due 24 January 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	-	30,813

Short-term borrowings:
Equivalent to RMB28,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 20, 2017, which is guaranteed by its vendor	-	4,313,864

Equivalent to RMB12,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 19, 2016, which is guaranteed by its vendor	-	1,848,799

Equivalent to RMB40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 20, 2017, which is guaranteed by its vendor	6,203,570	-

Total short-term bank borrowings	$6,203,570	$8,057,683

The effective Bank of China Benchmark Lending rate is 4.6% and 6% per annum for the three months ended March 31, 2016 and 2015.

F- 13

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 8        AMOUNT DUE TO A RELATED PARTY

As of March 31, 2016, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE – 9        OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)

Customer deposits	$256,210	$177,718
Value added tax payable	58,911	5,978
Accrued operating expenses	310,805	324,805
Other payable	19,761	95,225

	$645,687	$603,726

NOTE – 10        INCOME TAXES

NFEC is incorporated in the State of Delaware and is subject to the tax laws of United States of America.

As of March 31, 2016, its operations in the United States of America incurred $3,159,175 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,074,120 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016	2015

Loss before income taxes from PRC operation	$(528,623)	$(48,843)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(132,156)	(12,211)
Effect from non-deductible items	-	12,419
Net operating loss	132,156	-

Income tax expense	$-	$208

NOTE – 11        STOCKHOLDERS’ EQUITY

As of March 31, 2016, the Company had a total of 6,553,289 shares of its common stock issued and outstanding.

F- 14

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 12        CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)        Major customer

For the three months ended March 31, 2016, one customer accounted for more than 10% of the Company’s revenues.

This customer (Customer A) accounted for 92% of the Company’s revenues amounting to $1,682,069, with $7,100,885 of accounts receivable.

For the three months ended March 31, 2015, one customer accounted for more than 10% of the Company’s revenues. This customer (Customer A) accounted for 80% of the Company’s revenues amounting to $1,397,117, with $4,243,879 of accounts receivable.

All customers are located in the PRC.

(b)        Major vendors

For the three months ended March 31, 2016 and 2015, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

		Three months ended March 31, 2016			March 31, 2016
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$118,174	43%		$102,486
Vendor B		84,515	30%		917

	Total:	$202,689	73%	Total:	$103,403

		Three months ended March 31, 2015			March 31, 2015
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor E		$270,204	23%		$383,350
Vendor C		236,888	20%		425,035
Vendor F		123,894	11%		136,830

	Total:	$630,986	54%	Total:	$945,215

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

F- 15

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2016, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

NOTE – 13        CAPITAL COMMITMENTS

At March 31, 2016, the Group had capital commitments in relation to the investment to an associate in the PRC with an amount of approximately US$3,101,785 (equal to RMB20,000,000) in the next twelve months.

NOTE – 14        SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

F- 16

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.

•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.

•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power station of China Guodian Corporation ,Qiangui power Ltd , Guizhou Province, Guihang Nenghuan refrigeration engineering Ltd, Shanghai City , Electric power construction corporation (Zambia’s project) , Shandong Province; Lu Electric International Trading corporation, and Shandong Province ( Philippines project).

•	In 2013, the Company received contracts from Zheneng Zhenhai gas thermal power Ltd; Chongqing water turbine factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu iron and steel Ltd; Shandong Electric Power Corporation; Jiajie gas-fired cogeneration branch of Shanxi new energy industry group; and the Amedyan Power Ltd of State Grid; Chuangshi Energy Ltd, Beijing; Peiling Water-resource Development Ltd, Chongqing; Iron and Steel Ltd, Maanshan; Oilfield Construction Group Ltd, Daqing ; Harbin Air-condition Ltd; China resources power (haifeng) Ltd.

•	In 2014, the Company received contracts from LXB Water Supply Co., Ltd. Shandong Luneng Huaneng Power International Trade Company of Taiyuan Dongshan Gas Turbine Thermal Power Co., Ltd., Beijing Sea of Inner Mongolia Coal Gangue Power Co., Ltd. and other companies. At the same time, the Company has also completed the installation of desulfurization, denitration and dust removal systems at the 660T/h boiler room of the Chinese Aviation Company.

•	In 2015, the Company received contracts from Gansu Coal Group Co.Ltd, Nanning Tiefa Valve Co., Ltd, Weinan Dongnan Bureau , Shanxi Ruiguang power Co., Ltd and Harbin Binhe Technology Co., Ltd, Chifeng Jianxi Shangrao water diversion project, Inner Mongolia Caisen hydropower station, Chifeng Xincheng thermal power co., Ltd, Sinkiangr conservancy hub project and Italian Tecnedil International SRL, etc.

•	In 2016, the Company received contracts from the 2*660MW project of a subsidiary of State Grid, Shanxin, a 2*660MW low calorific coal power generation project and the Hubei Huanggang cogeneration project etc.

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

The reporting currency of the Company is the United States dollar ("US$"). The Company's subsidiaries in the PRC, Nengfa Energy and Nengfa Smart Valve maintain their books and records in the local currency of the PRC, the Renminbi ("RMB"), which is the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2016	March 31, 2015
Period-end RMB:US$1 exchange rate	6.4479	6.1091
Average period RMB:US$1 exchange rate	6.5395	6.1358

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

REVENUES

Total revenues were $1,560,660 for the three months ended March 31, 2016, as compared to $1,181,075 for the corresponding period in 2015. Total revenues increased by $379,585, or 32.14%. The increase in total revenue was primarily due to the delivery of the products from the earlier postponed LXB Water Supply Project.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $1,553,079, or 99.51% of total revenues, for the three months ended March 31, 2016, as compared to $1,142,490, or 96.73% of total revenues, for the corresponding period in 2015. Product revenues increased by $410,589, or 35.94%, as compared to the three months ended March 31, 2015. The increase in product revenue was primarily due to delivery of products from the earlier postponed project that had been delivered to the customer, such as LXB Water Supply Project .

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. Service revenues were $7,581, or 0.48% of total revenues for the three months ended March 31, 2016, as compared to $38,585, or 3.27% of total revenues for the corresponding period in 2015. Service revenues decreased by $31,004, or a 80.35% decrease over the same period in 2015. The decrease in service revenue was primarily due to the declined gross margin come from service revenues , therefore the Company intentionally decreased the business relating to subcontract.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $1,708,835 for the three months ended March 31, 2016, as compared to $894,527 for the corresponding three months in 2015, an increase of $814,308, or approximately 71.19%. The increase in cost of revenues was primarily due to the the longer production cycle of the LXB Water Supply Project, uneven material inputs, coupled with the increased depreciation of the property and equipment, the gross margin is lower in the period. The Company believes that the situation will improve if the production task be increased.

The overall gross profit for the Company was -$148,175 (-9% margin) for the three months ended March 31, 2016, as compared to a gross profit of $286,548 (24.26% margin) for the corresponding three months in 2015, a decrease of $434,723 or 151.71%, compared to the corresponding period in 2015.

Cost of Products

Total cost of products was $1,512,140 for the three months ended March 31, 2016, as compared to $883,303 for the corresponding period in 2015, an increase of $628,837, or approximately 71.19%. This increase is primarily due to the longer production cycle of the LXB Water Supply Project, uneven material inputs, coupled with the increased depreciation of the property and equipment.

The gross profit for products was $40,939 (2.64% margin) for the three months ended March 31, 2016, as compared to $259,187 (22.69% margin) for the corresponding three months in 2015, a decrease of $218,248 (84.2%). This decrease is primarily due to the financial accounting about the material inputs in the LXB Water Supply Project.

Cost of Services

The cost of services was $196,695 for the three months ended March 31, 2016, as compared to $11,224 for the corresponding period in 2015, an increase of $185,471 or approximately 1652%. This increase is primarily due to the increased depreciation of the property and equipment in service revenue.

The gross profit for services was -$189,114(-2495% margin) for the three months ended March 31, 2016, as compared to $27,361(70.91% margin) for the corresponding period in 2015, a decrease of $216,475.

Operating Expenses

Total operating expenses were $307,733 for the three months ended March 31, 2016, as compared to $282,306 for the corresponding period in 2015, an increase of $25,427, or approximately 9.01%. The increase of operating expenses is primarily due to the increase in general and administrative fees.

Selling and Marketing Expenses

The selling and marketing expenses were $12,274 for the three months ended March 31, 2016, as compared to $6,224 for the corresponding period in 2015, an increase of $6,050, or 97.2%. This increase is primarily due to the increase of marketing expenses related to expanding into new markets.

General and Administrative Expenses

General and administrative expenses were $295,459 for the three months ended March 31, 2016, as compared to $276,082 for the corresponding period in 2015, an increase of $19,377. The increase of general and administrative expenses is primarily due to the increase in IR service fees.

INCOME (LOSS) FROM OPERATIONS

As a result of the factors mentioned above, loss from operations was $455,908 for the three months ended March 31, 2016, as compared to income from operations of $4,242 for the corresponding three month period in 2015, an absolute decrease of $460,150. This decrease is primarily due to the increase in cost of revenues and in operating expenses over the prior period.

Other (Expenses) Income

Other expense for the three months ended March 31, 2016 was $87,240, as compared to $90,085 for the corresponding period in 2015, a decrease of $2,845. This decrease is primarily due to the decrease in interest expense. As a result, loss before income taxes was $543,148 for the three months ended March 31, 2016, as compared to a loss before income taxes of $85,843 for the corresponding three month period in 2015, an increase of $457,305 .

Income Tax Expense

For the three months ended March 31, 2016, income tax expense was $0, as compared to $208 for the same period in 2015, a decrease of $208. This decrease was primarily due to the increase of loss before income tax.

As of March 31, 2016, the Company’s operations in the United States of America resulted in $3,159,175 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2033, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $1,074,120 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s effective income tax rate for the three months ended March 31, 2015 was 25%.

Net loss

As a result of the factors mentioned above, the Company incurred a net loss for the three months ended March 31, 2016 of $543,148, as compared to net loss of $86,051 for the corresponding three month period in 2015, an increase of $457,097. This increase is primarily due to the increase in cost of revenues and operating expenses, partially offset by an increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the three months ended March 31, 2016, net cash used in operating activities was $386,091. This was attributable primarily to net loss of $543,148, adjusted by non-cash items of depreciation and amortization of $291,316, a decrease in accounts and retention receivable by $190,422, an decrease in inventories by $1,027,044, an decrease in prepayment and other receivable by $152,838, a decrease in the accounts payable by $792,739 and an increase in other payable and accrued liabilities by $38,189.

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

As of March 31, 2016, the decrease of inventories was primarily due to the delivery of products from the earlier postponed LXB Water Supply Project. It is anticipated that the inventories will be delivered prior to July, 2016.

As of March 31, 2016, accounts and retention receivable was $8,514,573, 99.37% and 0.63% of the product revenue and service revenue, respectively.

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

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	9,219,467	1,758,331	1,562,067	3,572,864	2,326,205
Service	62,165	-	-	-	62,165
Total	9,281,632	1,758,331	1,562,067	3,572,864	2,388,370
Less: retention	935,983	138,687	132,483	434,999	229,814
Less: allowance for doubtful accounts	767,059	-	-	-	767,059
Accounts receivable, net	7,578,590	1,619,644	1,429,584	3,137,865	1,391,497

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. The Company takes appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. Meanwhile, the Company also adopted strict sales polices according to the signed contracts. The Company evaluated the existing customers and potential customers; as well as reducing their credit in the sales and raising the quality of contracts and controls on the doubtful accounts. This year, we have strengthened the team construction of accounts receivable settlement, and we have organiazed nearly 30 perfessional people to track the accounts receivable and resident the coustomer until the accounts receivable have been recovered.We hope that these measures will improve the collection of the accounts receivable.

As of March 31, 2016, the accounts receivable of two customers with aging above 365 days are expected to be collected by the end of September 2016. The Collecting time indicated below:

Customer	AR with aging above 365 days	Expected to be collected amount by June 2016	Expected to be collected amount by September 2016
Customer “A”	414,094	160,000	254,094
Customer “B”	1,016,145	200,000	300,000
Customer “C”	468,876	150,000	300,000

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the three months ended March 31, 2016, net cash used in investing activities was -$403,014 which was primarily used in the construction of Phase II in the new facility.

In 2008, the Company was approved by the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility will be approximately $24 million. It covers an area of 81,561 sq. m acres.

The first phase of construction project was completed and began its operations in December 2012. The second phase of construction project was completed in 2013 and received the approval of fire security by the local authority in March 2014.The property ownership certificate relating to the completed construction was approved at the end of November, 2015. The remainder of the construction is expected to be fully completed in the third quarter of this fiscal year.

Financing activities

For the three months ended March 31, 2016, the net financing cash inflow was $45,875.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of March 31, 2016, and during the period prior were not effective.

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

Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP .This material weakness was identified by our Chief Executive Officer and Chief Financial Officer and our plans for remediation are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 28, 2016.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NF Energy Saving Corporation
(Registrant)

Date: May 16, 2016	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: May 16, 2016	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

