Form 10-Q
period 2016-06-30
NF Energy Saving Corp
filed 2016-08-15
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 20, 2016, the registrant had 6,553,289 shares of common stock, $0.001 par value, issued and outstanding.

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

1

2

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$208,923	434,571
Restricted cash	-	1,848,799
Accounts receivable, net	7,627,048	7,586,651
Retention receivable	754,079	679,924
Inventories	5,971,403	7,051,198
Prepayments and other receivables	1,781,441	1,975,794

Total current assets	16,342,894	19,576,937

Non-current assets:
Plant and equipment, net	9,913,418	10,554,111
Land use rights, net	2,702,310	2,797,655
Construction in progress	11,142,604	11,424,939

TOTAL ASSETS	$40,101,226	44,353,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$4,091,709	4,883,076
Short-term bank borrowings	6,073,743	8,057,683
Amount due to a related party	431,682	431,682
Other payables and accrued liabilities	645,689	603,726

Total current liabilities	11,242,823	13,976,167

TOTAL LIABILITIES	11,242,823	13,976,167

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,553,289 and 6,553,289 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	6,553	6,553
Additional paid-in capital	11,605,145	11,605,145
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	2,107,909	2,807,340
Retained earnings	12,911,162	13,730,803

Total stockholders’ equity	28,858,403	30,377,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,101,226	44,353,642

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUE, NET:
Product	$683,754	$1,284,695	$2,236,833	$2,427,185
Services	-	25,034	7,581	63,619
Total revenues, net	683,754	1,309,729	2,244,414	2,490,804

COST OF REVENUES:
Cost of products	626,086	946,924	2,131,189	1,830,227
Cost of services	-	16,175	203,732	27,399
Total cost of revenues	626,086	963,099	2,334,921	1,857,626

GROSS PROFIT (LOSS)	57,668	346,630	(90,507)	633,178

OPERATING EXPENSES:
Sales and marketing	1,385	10,939	13,659	17,163
General and administrative	248,784	345,102	544,243	621,184
Total operating expenses	250,169	356,041	557,902	638,347

LOSS FROM OPERATIONS	(192,501)	(9,411)	(648,409)	(5,169)

Other (expense) income:
Other expenses	-	-	-	-
Other income	49	1,276	49	1,276
Interest income	40	73	14,370	11,891
Interest expense	(84,015)	(111,866)	(185,585)	(213,769)

Total other expense	(83,926)	(110,517)	(171,166)	(200,602)

LOSS BEFORE INCOME TAXES	(276,427)	(119,928)	(819,575)	(205,771)

Income tax expense	(66)	(76)	(66)	(284)

NET LOSS	$(276,493)	$(120,004)	$(819,641)	$(206,055)

Other comprehensive income:
– Foreign currency translation (loss) gain	(895,036)	112,167	(699,431)	355,506

COMPREHENSIVE (LOSS) INCOME	$(1,171,529)	$(7,837)	$(1,519,072)	$149,451

Net loss per share – Basic and diluted	$(0.04)	$(0.02)	$(0.13)	$(0.03)

Weighted average common shares outstanding – Basic and diluted	6,553,289	6,219,632	6,553,289	5,969,390

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(819,641)	$(206,055)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	436,336	587,662
Change in operating assets and liabilities:
Accounts and retention receivable	(309,530)	1,309,118
Inventories	932,939	(1,051,311)
Prepayments and other receivables	171,978	(511,255)
Accounts payable	(690,387)	(1,256,448)
Other payables and accrued liabilities	53,248	254,669

Net cash used in operating activities	(225,057)	(873,620)

Cash flows from investing activities:
Purchase of plant and equipment	-	(170,669)

Net cash used in investing activities	-	(170,669)

Cash flows from financing activities:
Decrease in restricted cash	1,836,165	-
Repayment on bank demand notes	(1,828,514)	(1,971,273)
Proceeds from short-term bank borrowings	6,120,550	6,543,646
Repayment on short-term bank borrowings	(6,120,550)	(4,580,552)

Net cash provided by (used in) financing activities	7,651	(8,179)

Effect on exchange rate change on cash and cash equivalents	(8,242)	9,707

NET CHANGE IN CASH AND CASH EQUIVALENTS	(225,648)	(1,042,761)

BEGINNING OF PERIOD	434,571	1,304,130

END OF PERIOD	$208,923	$261,369

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$66	$284
Cash paid for interest	$185,585	$183,560

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of note and accrued interest into shares	$-	$1,718,333

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2016	6,553,289	6,553	11,605,145	2,227,634	2,807,340	13,730,803	30,377,475

Foreign currency translation adjustment	-	-	-	-	(699,431)	-	(699,431)

Net loss for the period	-	-	-	-	-	(819,641)	(819,641)

Balance as of June 30, 2016	6,553,289	6,553	11,605,145	2,227,634	2,107,909	12,911,162	28,858,403

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

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

In the opinion of management, the consolidated balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$5,000,000	100%

Liaoning Nengfa Weiye Smart Valve Technology Co.Ltd (“Nengfa Smart Valve”)	The PRC, a limited liability company	Development and production of hi-tech and automatic-intelligence valve products	N/A, the capital cost is expected to US$7,750,000 (RMB50,000,000)	40%

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

●	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2016, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended June 30, 2016 and 2015 was $15,530 and $11,316, respectively.

Amortization expense for the six months ended June 30, 2016 and 2015 was $31,531 and $28,131, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Period ending June 30:
2017	$62,122
2018	62,122
2019	62,122
2020	62,122
2021	62,122
Thereafter	2,391,700

Total:	$2,702,310

●	Plant and equipment

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

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

Depreciation expense for the three months ended June 30, 2016 and 2015 was $129,490 and $343,891, respectively.

Depreciation expense for the six months ended June 30, 2016 and 2015 was $404,805 and $559,531, respectively.

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2016.

●	Revenue recognition

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three and six months ended June 30, 2016 and 2015.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

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

For the three and six months ended June 30, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three and six months ended June 30, 2016 and 2015.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2016	June 30, 2015
Period-end RMB:US$1 exchange rate	6.6434	6.0888
Average period RMB:US$1 exchange rate	6.5354	6.1128

●	Related parties

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

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

NOTE—4	ACCOUNTS AND RETENTION RECEIVABLES

	June 30, 2016	December 31, 2015

Accounts receivable, cost	$8,371,539	8,348,652
Retention receivable, cost	754,079	679,924
	9,125,618	9,028,576
Less: allowance for doubtful accounts	(744,491)	(762,001)

Accounts and retention receivable, net	$8,381,127	8,266,575

Up to July 2016, the Company has subsequently recovered from approximately 9.42% of accounts and retention receivable as of June 30, 2016.

NOTE—5	INVENTORY

	June 30, 2016	December 31, 2015

Raw materials	$462,514	441,692
Work-in-process	253,443	432,394
Finished goods	5,255,446	6,177,112

	$5,971,403	7,051,198

For the three and six months ended June 30, 2016 and 2015, no allowance for obsolete inventories was recorded by the Company.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Finished goods are expected to be delivered to the customer in the next six months.

NOTE —6	CONSTRUCTION IN PROGRESS

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

The first phase of construction project was completed and began its operations in December 2012. The cost of construction was transferred to property, plant and equipment and its depreciation expense was recorded in 2013. The second phase of construction project was structurally completed in 2013 and granted the approval of fire security by local authority in March 2014. The cost of construction is expected to transfer to property, plant and equipment by the end of 2016 upon the granting of property ownership certificate from the local authority.

NOTE—7	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	June 30, 2016	December 31, 2015
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB12,000,000, due March 30, 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	$-	1,848,800

Equivalent to RMB100,000, due January 24, 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	-	15,407

Equivalent to RMB200,000, due January 24, 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	-	30,813

Equivalent to RMB350,000, due December 1, 2016, which is collateralized by its vendor	52,684	-

Short-term borrowings:
Equivalent to RMB28,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 20, 2017, which is guaranteed by its vendor	-	4,313,864

Equivalent to RMB12,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 19, 2016, which is guaranteed by its vendor	-	1,848,799

Equivalent to RMB40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 20, 2017, which is guaranteed by its vendor	6,021,059	-

Total short-term bank borrowings	$6,073,743	8,057,683

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The effective Bank of China Benchmark Lending rate is 4.6% and 6% per annum for the three and six months ended June 30, 2016 and 2015.

NOTE—8	AMOUNT DUE TO A RELATED PARTY

As of June 30, 2016, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE—9	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

Customer deposits	$287,508	177,718
Value added tax payable	18,104	5,978
Accrued operating expenses	256,300	324,805
Other payable	83,777	95,225
	$645,689	603,726

NOTE—10	INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of June 30, 2016, the operation in the United States of America incurred $3,159,175 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,074,120 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2016 and 2015 is as follows:

	Six months ended June 30,
	2016	2015

Loss before income taxes from PRC operation	$(790,616)	$(146,846)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(197,654)	(36,712)
Effect from non-deductible items	197,720	36,996
Income tax expense	$66	$284

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—11	STOCKHOLDERS’ EQUITY

As of June 30, 2016, the Company had a total of 6,553,289 shares of its common stock issued and outstanding.

NOTE—12	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

Approximately 95% and 92% of the Company’s revenues for the three and six months ended June 30, 2016, respectively, were from one customer (Customer A) and $7,217,046 of accounts and retention receivable at June 30, 2016 were due from this customer.

Approximately 94% and 92% of the Company’s revenues for the three and six months ended June 30, 2015, respectively, were from one customer (Customer A) and $5,973,861 of accounts and retention receivable at June 30, 2015 were due from this customer.

All customers are located in the PRC.

(b)	Major vendors

For the three and six months ended June 30, 2016 and 2015, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

		Three months ended June 30, 2016			June 30, 2016
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor C		44,684	15%		88,207

	Total:	$44,684	15%	Total:	$88,207

		Six months ended June 30, 2016			June 30, 2016
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$116,326	37%		$8,223
Vendor B		86,175	27%		44,374
Vendor C		47,405	15%		88,207

	Total:	$249,906	79%	Total:	$140,804

		Three months ended June 30, 2015			June 30, 2015
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor F		$208,917	19%		$470,171
Vendor J		60,034	12%		444,769
Vendor K		132,009	10%		170,807

	Total:	$400,960	41%	Total:	$1,085,747

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Six months ended June 30, 2015			June 30, 2015
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor F		$479,121	27%		$470,171
Vendor J		296,922	17%		444,769
Vendor K		255,903	14%		170,807

	Total:	$1,031,946	58%	Total:	$1,085,747

All vendors are located in the PRC.

(c)	Credit risk

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

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2016, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—13	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

On July 25, 2016, the Company entered into the service agreement for investor relation in a term of 5 months in exchange of 100,000 shares of the Company’s common stock at a price of $0.96 per share, amounting to $96,000.

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.

•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.

•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power station of China Guodian Corporation ,Qiangui power Ltd , Guizhou Province, Guihang Nenghuan refrigeration engineering Ltd, Shanghai City , Electric power construction corporation (Zambia’s project) , Shandong Province; Lu Electric International Trading corporation, and Shandong Province ( Philippines project).

•	In 2013, the Company received contracts from Zheneng Zhenhai gas thermal power Ltd; Chongqing water turbine factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu iron and steel Ltd; Shandong Electric Power Corporation; Jiajie gas-fired cogeneration branch of Shanxi new energy industry group; and the Amedyan Power Ltd of State Grid; Chuangshi Energy Ltd, Beijing; Peiling Water-resource Development Ltd, Chongqing; Iron and Steel Ltd, Maanshan; Oilfield Construction Group Ltd, Daqing ; Harbin Air-condition Ltd; China resources power (haifeng) Ltd.

•	In 2014, the Company received contracts from LXB Water Supply Co., Ltd. Shandong Luneng Huaneng Power International Trade Company of Taiyuan Dongshan Gas Turbine Thermal Power Co., Ltd., Beijing Sea of Inner Mongolia Coal Gangue Power Co., Ltd. and other companies. At the same time, the Company has also completed the installation of desulfurization, denitration and dust removal systems at the 660T/h boiler room of the Chinese Aviation Company.

•	In 2015, the Company received contracts from Gansu Coal Group Co.Ltd, Nanning Tiefa Valve Co., Ltd, Weinan Dongnan Bureau , Shanxi Ruiguang power Co., Ltd and Harbin Binhe Technology Co., Ltd, Chifeng Jianxi Shangrao water diversion project, Inner Mongolia Caisen hydropower station, Chifeng Xincheng thermal power co., Ltd, Sinkiangr conservancy hub project and Italian Tecnedil International SRL, etc.

•	In 2016, the Company received contracts from the 2*660MW project of a subsidiary of State Grid, Shanxin, a 2*660MW low calorific coal power generation project and the Hubei Huanggang cogeneration project, Jiangsu Guohua Chenjia Gang power co.,Ltd, Shandong electric power construction co.,Ltd etc.

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

Product Warranties

Under the terms of its contracts, the Company offers a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customer, and the nature and size of the infrastructure project. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns under this warranty provision.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2016	June 30, 2015
Period-end RMB:US$1 exchange rate	6.6434	6.0888
Average period RMB:US$1 exchange rate	6.5354	6.1128

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

REVENUES

Total revenues were $683,754 and $2,244,414 for the three and six months ended June 30, 2016 respectively, as compared to $1,309,729 and $2,490,804 for the corresponding period in 2015. Total revenues decreased by $625,975 and $246,390 a decrease of 47.79% and 9.89% for the three and six months ended June 30, 2016, respectively, as compared to total revenues for the three and six months ended June 30, 2015. The decrease in total revenue was primarily due to the decrease in revenue relating to the subsidiary of the Company and decrease in service revenues.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $683,754 and $2,236,833 or 100% and 99.66% of total revenues for the three and six months ended June 30, 2016, respectively, as compared to 1,284,695 and $2,427,185, or 98.09% and 97.45% of total revenues, for the corresponding period in 2015. Product revenues decreased by $600,941 and $190,352, or 46.77% and 7.84% for the three and six months ended June 30, 2016, respectively, as compared to the same period in 2015. The decrease in product revenue was primarily due to the decrease in revenue relating to the subsidiary of the Company.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. Service revenues were $0 and $7,581, or 0% and 0.34% of total revenues for the three and six months ended June 30, 2016 respectively, as compared to $25,034 and $63,619, or 1.91% and 2.55% of total revenues for the corresponding period in 2015. Service revenues decreased by $25,034 and $56,038, or 100% and 88.08% for the three and six months ended June 30, 2016, respectively, compared to the corresponding period in 2015. The decrease in service revenue was primarily due to the declined gross margin come from service revenues , therefore the Company intentionally decreased the business relating to subcontract.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $626,086 and $2,334,921 for the three and six months ended June 30, 2016 respectively, as compared to$963,099 and $1,857,626 for the corresponding three and six months in 2015, a decrease of $337,013 and an increase of $477,295 or decrease by 34.99% and increase by 25.69%. The increase in cost of revenues was primarily due to the the longer production cycle of the LXB Water Supply Project, uneven material inputs, coupled with the increased depreciation of the property and equipment, the gross margin is lower in the period. The Company believes that the situation will improve if the production task be increased.

The overall gross profit for the Company was $57,668 and -$90,507 (8.43% and -4.03% margin) for the three and six months ended June 30, 2016, respectively, as compared to $346,630 and $633,178 (26.46% and 25.42% margin) for the corresponding three and six months in 2015, respectively, a increase of $288,962 and $723,685, or 83.36% and 114.29%, compared to the corresponding period in 2015. The decrease in gross profit margin was primarily due to the increase of cost in produce as well as increasing fixed cost.

Cost of Products

Total cost of products was $626,086 and $2,131,189 for the three and six months ended June 30, 2016, respectively, as compared to $946,924 and $1,830,227 for the corresponding period in 2015, a decrease of $320,838 and an increase of $300,962, or decrease by 33.89% and increase by 16.44%. This increase is primarily due to the longer production cycle of the LXB Water Supply Project, uneven material inputs, coupled with the increased depreciation of the property and equipment.

The gross profit for products was $57,668 and $105,644 (8.43% and 4.72% margin) for the three and six months ended June 30, 2016, respectively, as compared to $337,771 and $596,958 (26.29% and 24.59% margin) for the corresponding three and six months in 2015, a decrease of $280,103 (82.93%) and $491,314 (82.30%). This decrease is primarily due to the financial accounting about the material inputs in the LXB Water Supply Project.

Cost of Services

The cost of services was $0 and $203,732 for the three and six months ended June 30, 2016, respectively, as compared to $16,175 and $27,399 for the corresponding period in 2015, a decrease of $16,175 (decrease by 100%) and an increase of $176,333(increase by 643.57%), respectively. This increase is primarily due to the decreased in finished good and increased in amortization in fixed cost.

The gross profit for services was 0 and -$196,151 for the three and six months ended June 30, 2016 respectively, as compared to $8,859 and $36,220 (35.38% and 56.93% margin) for the corresponding period in 2015. This decrease is primarily due to the increased amortization in fixed cost.

Operating Expenses

Total operating expenses were $250,169 and $557,902 for the three and six months ended June 30, 2016 respectively, as compared to $356,041 and $638,347 for the corresponding period in 2015, a decrease of $105,872 and $80,445, respectively. The decrease of operating expenses is primarily due to the decrease in both social insurance and depreciation expense involved in sale expenses.

Selling and Marketing Expenses

The selling and marketing expenses were $1,385 and $ 13,659 for the three and six months ended June 30, 2016, respectively, as compared to $10,939 and $ 17,163 for the corresponding period in 2015, a decrease of $9,554 and $3,504, respectively. This decrease is primarily due to the decrease in depreciation expense.

General and Administrative Expenses

General and administrative expenses were $248,784 and $544,243 for the three and six months ended June 30, 2016, respectively as compared to $345,102 and $621,184 for the corresponding period in 2015, a decrease of $96,318 and $76,941, respectively. The decrease of general and administrative expenses is the decrease in social insurance.

Loss from operations

As a result of the factors mentioned above, loss from operations was $192,501 and $648,409 for the three and six months ended June 30, 2016, respectively, as compared to loss from operations of $9,411 and $5,169 for the corresponding three and six months period in 2015, an increase of $183,090 and $643,240, respectively This decrease is primarily due to the loss in gross profit.

Other (Expenses) Income

Other expense were $83,926 and $171,166 for the three and six months ended June 30, 2016 respectively, as compared to $110,517 and $200,602 for the corresponding period in 2015, a decrease of $26,591 and $29,436, respectively. This decrease is primarily due to the decrease in interest expense. As a result, the loss before income taxes was $276,427 and $819,575 for the three and six months ended June 30, 2016 respectively, as compared to the loss before income taxes of $119,928 and $205,771 for the corresponding three and six months period in 2015, an increase of $156,499 and $613,804.

Income Tax Expense

For the three and six months ended June 30, 2016, income tax expense was $66 and $66 respectively, as compared to $76 and $284 for the same period in 2015, a decrease of $10 and $218, or 13.16% and 76.76%. This decrease is primarily due to the increase in the loss before income taxes.

As of June 30, 2016, the Company’s operations in the United States of America have resulted in $3,159,175 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2033, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $1,074,120 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s effective income tax rate for the three months and six month ended June 30, 2016 was 15%.

Net loss

As a result of the factors mentioned above, net loss was $276,493 and $819,641 for the three and six months ended June 30, 2016 respectively, as compared to net loss of $120,004 and $206,055 for the corresponding period in 2015, an increase of $156,489 and $613,586. This increase is primarily due to the increase in cost of revenues and operating expenses, partially offset by an increase in revenue as well as decreasing in gross margin of product.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the six months ended June 30, 2016, net cash used in operating activities was $225,057. This was attributable primarily to net loss of $819,641, adjusted by non-cash items of depreciation and amortization of $436,336 an increase in accounts and retention receivable by $309,530, a decrease in inventories by $932,939, a decrease in prepayment and other receivable by $171,978, a decrease in the accounts payable by $690,387 and an increase in other payable and accrued liabilities by $53,248.

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

As of June 30, 2016, the decrease of inventories was primarily due to the delivery of products from the earlier postponed LXB Water Supply Project. It is anticipated that the inventories will be delivered prior to July, 2016.

As of June 30, 2016, accounts and retention receivable was $8,381,127, whose revenue for the six months ended June 30, 2016, 99.33% generated from the product revenue and 0.77% from service revenue, respectively.

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

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days
Product	9,065,281	678,191	1,225,449	4,990,224	2,171,417
Service	60,337	-	-	-	60,337
Total	9,125,618	678,191	1,225,449	4,990,224	2,231,754
Less: retention	754,079	24,651	113,488	381,828	234,112
Less: allowance for doubtful	744,491	-	-	-	744,491
Accounts receivable, net	7,627,048	653,540	1,111,961	4,608,396	1,253,151

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. The Company takes appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. Meanwhile, the Company also adopted strict sales polices according to the signed contracts. The Company evaluated the existing customers and potential customers; as well as reducing their credit in the sales and raising the quality of contracts and controls on the doubtful accounts. This year, we have strengthened the team construction of accounts receivable settlement, and we have organized nearly 30 professional people to track the accounts receivable and resident the customer until the accounts receivable have been recovered. We hope that these measures will improve the collection of the accounts receivable.

As of June 30, 2016, the accounts receivable of two customers with aging above 365 days are expected to be collected by the end of December 2016. The Collecting time indicated below:

Customer	AR with aging above 365 days	Expected to be collected amount by September 2016	Expected to be collected amount by December 2016
Customer “A”	923,706	200,000	300,000
Customer “C”	455,081	150,000	300,000

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

Financing activities

For the six months ended June 30, 2016, the net financing cash inflow was $7,651 which mainly derived from short-term bank borrowing and repayment in short-term bank borrowing by $6,120,550.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of June 30, 2016, and during the period prior were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NF Energy Saving Corporation
(Registrant)

Date: August 15, 2016	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: August 15, 2016	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

