Form 10-Q
period 2016-09-30
NF Energy Saving Corp
filed 2016-11-14
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes        ☒ No

As of October 31, 2016, the registrant had 6,653,289 shares of common stock, $0.001 par value, issued and outstanding.

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

1

2

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$273,398	434,571
Restricted cash	-	1,848,799
Accounts receivable, net	7,762,562	7,586,651
Retention receivable	677,927	679,924
Inventories	5,292,193	7,051,198
Prepayments and other receivables	2,020,037	1,975,794

Total current assets	16,026,117	19,576,937

Non-current assets:
Plant and equipment, net	15,681,286	10,554,111
Land use rights, net	2,676,293	2,797,655
Construction in progress	5,167,782	11,424,939

TOTAL ASSETS	$39,551,478	44,353,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,837,236	4,883,076
Short-term bank borrowings	6,050,038	8,057,683
Amount due to a related party	431,682	431,682
Other payables and accrued liabilities	833,189	603,726

Total current liabilities	11,152,145	13,976,167

TOTAL LIABILITIES	$11,152,145	13,976,167

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 6,653,289 and 6,553,289 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	6,653	6,553
Additional paid-in capital	11,701,045	11,605,145
Deferred compensation	(57,600)	-
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	1,992,116	2,807,340
Retained earnings	12,529,485	13,730,803

Total stockholders’ equity	28,399,333	30,377,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,551,478	44,353,642

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
REVENUE, NET:
Product	$1,366,905	$2,599,325	$3,603,738	$5,026,510
Services	33,447	21,949	41,028	85,568
Total revenues, net	1,400,352	2,621,274	3,644,766	5,112,078

COST OF REVENUES:
Cost of products	1,462,330	2,231,389	3,593,519	4,061,616
Cost of services	80,686	16,758	284,418	44,157
Total cost of revenues	1,543,016	2,248,147	3,877,937	4,105,773

GROSS (LOSS) PROFIT	(142,664)	373,127	(233,171)	1,006,305

OPERATING EXPENSES:
Sales and marketing	1,357	51,850	15,016	69,013
General and administrative	154,245	239,824	698,488	861,008
Total operating expenses	155,602	291,674	713,504	930,021

(LOSS) PROFIT FROM OPERATIONS	(298,266)	81,453	(946,675)	76,284

Other (expense) income:

Other income	2,739	16,749	2,788	18,025
Interest income	-	-	14,325	11,875
Interest expense	(85,923)	(104,616)	(271,508)	(318,385)

Total other income (expense)	(83,184)	(87,867)	(254,395)	(288,485)

LOSS BEFORE INCOME TAXES	(381,450)	(6,414)	(1,201,070)	(212,201)

Income tax expense	(182)	(89)	(248)	(373)

NET LOSS	(381,632)	(6,503)	(1,201,318)	(212,574)

Other comprehensive income:
– Foreign currency translation loss	(115,838)	(1,407,089)	(815,224)	(1,051,567)

COMPREHENSIVE LOSS	$(497,470)	(1,413,592)	(2,016,542)	(1,264,141)

Net loss per share– Basic	$(0.06)	$(0.00)	$(0.18)	(0.04)
Net loss per share– Diluted	$(0.06)	$(0.00)	$(0.18)	(0.04)

Weighted average common shares outstanding– Basic and diluted	6,577,831	6,219,632	6,577,831	5,969,390

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,201,318)	$(212,574)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	577,270	932,453
Stock-based compensation	38,400	-
Change in operating assets and liabilities:
Accounts and retention receivable	(400,802)	707,283
Inventories	1,591,606	(1,837,928)
Prepayments and other receivables	(77,877)	188,067
Accounts payable	(927,553)	(328,971)
Other payables and accrued liabilities	244,712	296,244

Net cash used in operating activities	(155,562)	(255,426)

Cash flows from investing activities:
Purchase of plant and equipment	-	(892,817)
Payments on construction in progress	(1,814)	-

Net cash used in investing activities	(1,814)	(892,817)

Cash flows from financing activities:
Decrease in restricted cash	1,823,919	1,943,981
Repayment on bank demand notes	(1,816,319)	-
Proceeds from short-term bank borrowings	6,079,730	2,753,973
Repayment on short-term bank borrowings	(6,079,730)	(4,535,956)

Net cash provided by financing activities	7,600	161,998

Effect on exchange rate change on cash and cash equivalents	(11,397)	(13,031)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(161,173)	(999,276)

BEGINNING OF PERIOD	434,571	1,304,130

END OF PERIOD	$273,398	$304,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$248	$299
Cash paid for interest	$271,508	$288,176

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of note and accrued interest into shares	$-	$1,718,333
Transfer from construction in progress to plant and equipment	$6,014,313	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock					Accumulated other		Total
	No. of shares	Amount	Additional paid-in capital	Deferred compensation	Statutory reserve	comprehensive income	Retained earnings	stockholders’ equity

Balance as of January 1, 2016	6,553,289	6,553	11,605,145	-	2,227,634	2,807,340	13,730,803	30,377,475

Share issued for services rendered - IR services	100,000	100	95,900	(57,600)	-	-	-	38,400
Foreign currency translation adjustment	-	-	-	-	-	(815,224)	-	(815,224)

Net loss for the period	-	-	-	-	-	-	(1,201,318)	(1,201,318)

Balance as of September 30, 2016	6,653,289	6,653	11,701,045	(57,600)	2,227,634	1,992,116	12,529,485	28,399,933

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

In the opinion of management, the consolidated balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Liaoning Nengfa Weiye Smart Valve Technology Co.Ltd (“Nengfa Smart Valve”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	RMB	50,000,000	60%

NFEC and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE–3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2016, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended September 30, 2016 and 2015 was $15,515 and $16,385, respectively.

Amortization expense for the nine months ended September 30, 2016 and 2015 was $47,046 and $50,142 , respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Period ending September 30:
2017	$61,880
2018	61,880
2019	61,880
2020	61,880
2021	61,880
Thereafter	2,366,893

Total:	$2,676,293

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

Depreciation expense for the three months ended September 30, 2016 and 2015 was $125,419 and $322,780, respectively.

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $530,224 and $882,311, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended September 30, 2016.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three and nine months ended September 30, 2016 and 2015.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three and nine months ended September 30, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three and nine months ended September 30, 2016 and 2015.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2016	September 30, 2015
Period-end RMB:US$1 exchange rate	6.66938	6.3538
Average period RMB:US$1 exchange rate	6.57924	6.1729

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

NOTE–4           ACCOUNTS AND RETENTION RECEIVABLES

	September 30, 2016	December 31, 2015

Accounts receivable, cost	$8,275,444	8,348,652
Retention receivable, cost	677,927	679,924
	8,953,371	9,028,576
Less: allowance for doubtful accounts	(512,882)	(762,001)

Accounts and retention receivable, net	$8,440,489	8,266,575

For the three and nine months ended September 30, 2016, the Company wrote back the allowance of $231,837 from the recovery of certain doubtful debts.

Up to October 2016, the Company has subsequently recovered from approximately 4% of accounts and retention receivable as of September 30, 2016.

NOTE–5            INVENTORIES

	September 30, 2016	December 31, 2015

Raw materials	$530,020	441,692
Work-in-process	265,610	432,394
Finished goods	4,496,563	6,177,112

	$5,292,193	7,051,198

For the three and nine months ended September 30, 2016 and 2015, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next six months.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

For the three and nine months ended September 30, 2016, construction in progress approximately $6 million was was transferred to plant and equipment.

NOTE–7            SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	September 30, 2016	December 31, 2015
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB12,000,000, due March 30, 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	$-	1,848,800

Equivalent to RMB100,000, due January 24, 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	-	15,407

Equivalent to RMB200,000, due January 24, 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	-	30,813

Equivalent to RMB350,000, due December 1, 2016, which is collateralized by its vendor	52,479	-

Short-term borrowings:
Equivalent to RMB28,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 19, 2016, which is guaranteed by its vendor	-	4,313,864

Equivalent to RMB12,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 19, 2016, which is guaranteed by its vendor	-	1,848,799

Equivalent to RMB40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 20, 2017, which is guaranteed by its vendor	5,997,559	-

Total short-term bank borrowings	$6,050,038	8,057,683

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The effective Bank of China Benchmark Lending rate is 6% and 6% per annum for the three and nine months ended September 30, 2016 and 2015.

NOTE–8            AMOUNT DUE TO A RELATED PARTY

As of September 30, 2016, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE–9            OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

Customer deposits	$319,604	177,718
Value added tax payable	146,516	5,978
Accrued operating expenses	286,375	324,805
Other payable	80,694	95,225

	$833,189	603,726

NOTE–10          INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of September 30, 2016, the operation in the United States of America incurred $3,159,175 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,074,120 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2016 and 2015 is as follows:

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2016	2015

Loss before income taxes from PRC operation	$(1,119,393)	$(138,865)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(279,848)	(34,716)
Effect from non-deductible items	280,096	35,089

Income tax expense	$248	$373

NOTE–11          STOCKHOLDERS’ EQUITY

As of September 30, 2016, the Company had a total of 6,653,289 shares of its common stock issued and outstanding.

NOTE–12          CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

Approximately 99% and 98% of the Company’s revenues for the three and nine months ended September 30, 2016, respectively, were from one customer (Customer A) and $7,218,593 of accounts and retention receivable at September 30, 2016 were due from this customer.

Approximately 94% and 92% of the Company’s revenues for the three and nine months ended September 30, 2015, respectively, were from one customer (Customer A) and $ 5,848,728 of accounts and retention receivable at September 30, 2015 were due from this customer.

All customers are located in the PRC.

(b)	Major vendors

For the three and nine months ended September 30, 2016 and 2015, the vendors who accounted for 10% or more of the Company’s purchases and their outstanding accounts payable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2016		September 30, 2016
Vendors	Purchases	Percentage of purchases	Accounts payable

Vender C	88,350	33%	129,011
Vendor D	$155,972	59%	705

Total:	$244,322	92%	129,716

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2016			September 30, 2016
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor A	$117,460	20%		158,947
Vendor B	85,510	15%		-
Vendor C	562,590	23%		129,011
Vender D	155,972	27%		705

Total:	$921,532	85%	Total:	$288,663

	Three months ended September 30, 2015			September 30, 2015
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	210,118	19%		360,196
Vendor J	165,392	15%		411,707

Total:	$375,510	34%	Total:	$771,903

	Nine months ended September 30, 2015			September 30, 2015
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor F	$689,239	17%		$360,196
Vendor J	462,314	12%		411,707

Total:	$1,151,553	29%	Total:	$771,903

All vendors are located in the PRC.

(c)	Credit risk

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

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2016, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

NOTE–13          SUBSEQUENT EVENTS

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.

•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.

•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power station of China Guodian Corporation ,Qiangui power Ltd , Guizhou Province, Guihang Nenghuan refrigeration engineering Ltd, Shanghai City , Electric power construction corporation (Zambia’s project) , Shandong Province; Lu Electric International Trading corporation, and Shandong Province ( Philippines project).

•	In 2013, the Company received contracts from Zheneng Zhenhai gas thermal power Ltd; Chongqing water turbine factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu iron and steel Ltd; Shandong Electric Power Corporation; Jiajie gas-fired cogeneration branch of Shanxi new energy industry group; and the Amedyan Power Ltd of State Grid; Chuangshi Energy Ltd, Beijing; Peiling Water-resource Development Ltd, Chongqing; Iron and Steel Ltd, Maanshan; Oilfield Construction Group Ltd, Daqing ; Harbin Air-condition Ltd; China resources power (haifeng) Ltd.

•	In 2014, the Company received contracts from LXB Water Supply Co., Ltd. Shandong Luneng Huaneng Power International Trade Company of Taiyuan Dongshan Gas Turbine Thermal Power Co., Ltd., Beijing Sea of Inner Mongolia Coal Gangue Power Co., Ltd. and other companies. At the same time, the Company has also completed the installation of desulfurization, denitration and dust removal systems at the 660T/h boiler room of the Chinese Aviation Company.

•	In 2015, the Company received contracts from Gansu Coal Group Co.Ltd, Nanning Tiefa Valve Co., Ltd, Weinan Dongnan Bureau , Shanxi Ruiguang power Co., Ltd and Harbin Binhe Technology Co., Ltd, Chifeng Jianxi Shangrao water diversion project, Inner Mongolia Caisen hydropower station, Chifeng Xincheng thermal power co., Ltd, Sinkiangr conservancy hub project and Italian Tecnedil International SRL, etc.

•	In 2016, the Company received contracts from the 2*660MW project of a subsidiary of State Grid, Shanxin, a 2*660MW low calorific coal power generation project and the Hubei Huanggang cogeneration project, Jiangsu Guohua Chenjia Gang power co.,Ltd, Shandong electric power construction co.,Ltd , 2*350 MW cogeneration project of Shandong Junan Liyuan Thermal Power Co.,Ltd., 2*1000 MW circulating water system project of Guangdong Datang International Leizhou Power Plant , 2*1000 MW of coal-fired power generating project of Shanxin Shentou Power Co.Ltd, 2*660 MW generator project of North China Power Engineering (Beijing) Co.,Ltd and Liaoning Dahufang reservoir water diversion project etc.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	September 30, 2016	September 30, 2015
Period-end RMB:US$1 exchange rate	6.66938	6.3538
Average period RMB:US$1 exchange rate	6.57924	6.1729

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

REVENUES

Total revenues were $1,400,352 and $3,644,766 for the three and nine months ended September 30, 2016 respectively, as compared to $2,621,274 and $5,112,078 for the corresponding period in 2015. Total revenues decreased by $1,220,922 and $1,467,312 a decrease of 46.58% and 28.7% for the three and nine months ended September 30, 2016, respectively, as compared to total revenues for the three and nine months ended September 30, 2015. The decrease in total revenue was primarily due to the postponed project which led to a delayed delivery of the product.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $1,366,905 and $3,603,738 or 97.61% and 98.87% of total revenues for the three and nine months ended September 30, 2016, respectively, as compared to $2,599,325 and $5,026,510, or 99.16% and 98.32% of total revenues, for the corresponding period in 2015. Product revenues decreased by $1,232,420 and $1,422,772, or 47.41% and 28.30% for the three and nine months ended September 30, 2016, respectively, as compared to the same period in 2015. The decrease in product revenue was primarily due to a postponed project which led to a delayed delivery of the product.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. Service revenues were $33,447 and $41,028, or 2.39% and 1.13% of total revenues for the three and nine months ended September 30, 2016 respectively, as compared to $21,949 and $85,568, or 0.84% and 1.67% of total revenues for the corresponding period in 2015. Service revenues increased by $11,498 and decreased by $44,540, or 52.38% and 52.05% for the three and nine months ended September 30, 2016, respectively, compared to the corresponding period in 2015. The decrease in service revenue was primarily due to the decrease in the Company’s clients relating to service revenue.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $1,543,016 and $3,877,937 for the three and nine months ended September 30, 2016 respectively, as compared to $2,248,147 and $4,105,773 for the corresponding three and nine months in 2015, a decrease of $705,131 and $227,836 or decrease by 31.36% and 5.55%, respectively. The decrease in cost of revenues was primarily due to decrease in total revenues.

The overall gross profit for the Company was -$142,664 and -$233,171 (-10.18% and -6.39% margin) for the three and nine months ended September 30, 2016, respectively, as compared to $373,127 and $1,006,305 (14.23% and 19.68% margin) for the corresponding three and nine months in 2015, respectively, a decrease of $515,791 and $1,239,476, or 138.23% and 123.17%, compared to the corresponding period in 2015. The decrease in gross profit margin was primarily due to the longer production cycle of the LXB Water Supply Project, and uneven material inputs, all of which led to the decrease in gross profit as well as the increase in fixed costs.

Cost of Products

Total cost of products was $1,462,330 and $3,593,519 for the three and nine months ended September 30, 2016, respectively, as compared to $2,231,389 and $4,061,616 for the corresponding period in 2015, a decrease of $769,059 and $468,097, or decrease by 34.46% and 11.52%. This decrease is primarily due to the decrease of product revenues.

The gross profit for products was -$95,425 and $10,219 (-6.98% and 0.28% margin) for the three and nine months ended September 30, 2016, respectively, as compared to $367,936 and $964,894 (14.15% and 19.19% margin) for the corresponding three and nine months in 2015, a decrease of $463,361 (125.93%) and $954,675 (98.94%). This decrease is primarily due to the decrease of product revenues.

Cost of Services

The cost of services was $80,686 and $284,418 for the three and nine months ended September 30, 2016, respectively, as compared to $16,758 and $44,157 for the corresponding period in 2015, an increase of $63,928 and $240,261, or increase by 381.47% and 544.10%, respectively. This increase is primarily due to the decreased in finished good and increased in amortization in fixed cost.

The gross profit for services was -$47,239 and -$243,390(-141.23% and -593.22%) for the three and nine months ended September 30, 2016 respectively, as compared to $5,191 and $41,411 (23.65% and 48.4% margin) for the corresponding period in 2015. This decrease is primarily due to the increased amortization in fixed cost.

Operating Expenses

Total operating expenses were $387,439 and $945,341 for the three and nine months ended September 30, 2016 respectively, as compared to $291,674 and $930,021 for the corresponding period in 2015, an increase of $95,765 and $15,320, respectively. The increase of operating expenses is primarily due to the increase in general and administrative expenses, such as IR fees.

Selling and Marketing Expenses

The selling and marketing expenses were $1,357 and $15,016 for the three and nine months ended September 30, 2016, respectively, as compared to $51,850 and $69,013 for the corresponding period in 2015, a decrease of $50,493 and $53,997, respectively. This decrease is primarily due to the decrease in depreciation expense.

General and Administrative Expenses

General and administrative expenses were $386,082 and $930,325 for the three and nine months ended September 30, 2016, respectively as compared to $239,824 and $861,008 for the corresponding period in 2015, an increase of $146,258 and $69,317, or 60.99% and 8.05%, respectively. The increase of general and administrative expenses is primarily due to the increase in the fees for IR.

Loss from operations

As a result of the factors mentioned above, loss from operations was $530,103 and $1,178,512 for the three and nine months ended September 30, 2016, respectively, as compared to loss from operations of $81,453 and $76,284 for the corresponding three and six months period in 2015, an increase of $611,556and $1,254,796, respectively. The decrease in income from operations is primarily due to the decrease in revenues and the increase in operating expenses.

Other (Expenses) Income

Other income was $148,653 and -$22,558 for the three and nine months ended September 30, 2016 respectively, as compared to -$87,867 and -$288,485 for the corresponding period in 2015, an increase of $236,520 and $265,927, respectively. This increase is primarily due to the decrease in interest expense and the increase in other income. As a result, the loss before income taxes was $381,450 and $1,201,070 for the three and nine months ended September 30, 2016 respectively, as compared to the loss before income taxes of $6,414 and $212,201 for the corresponding three and nine months period in 2015, an increase of $375,036 and $988,869.

Income Tax Expense

For the three and nine months ended September 30, 2016, income tax expense was $182 and $248 respectively, as compared to $89 and $373 for the same period in 2015, an increase of $93 and decrease of $125, or increase by104.49% and decrease by 33.51%. This decrease is primarily due to the increase in the loss before income taxes.

As of September 30, 2016, the Company’s operations in the United States of America have resulted in $3,159,175 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2033, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $1,074,120 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s effective income tax rate for the three months and nine month ended September 30, 2016 was 15%.

Net loss

As a result of the factors mentioned above, net loss was $381,632 and $1,201,318 for the three and nine months ended September 30, 2016 respectively, as compared to net loss of $6,503 and $212,574 for the corresponding period in 2015, an increase of $375,129 and $988,744. This increase is primarily due to the decrease in revenues and the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the nine months ended September 30, 2016, net cash used in operating activities was $155,562. This was attributable primarily to net loss of $381,632, adjusted by non-cash items of depreciation and amortization of $577,270 a decrease in accounts and retention receivable by $400,802, an increase in inventories by $1,591,606, a decrease in prepayment and other receivable by $77,877, a decrease in the accounts payable by $927,553 and an increase in other payable and accrued liabilities by $244,712.

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

As of September 30, 2016, the decrease of inventories was primarily due to the flexible market and the delayed delivery relating to the postponed project. It is anticipated that the inventories will be delivered by the end of 2016.

As of September 30, 2016, accounts and retention receivable was $8,893,270, whose revenue for the nine months ended September 30, 2016, 99.33% generated from the product revenue and 0.67% from service revenue, respectively.

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

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days
Product	8,893,270	1,372,556	1,512,951	4,075,111	1,932,652
Service	60,101	-	-	-	60,101
Total	8,953,371	1,372,556	1,512,951	4,075,111	1,992,753
Less: retention	677,927	77,734	75,496	402,775	121,922
Less: allowance for doubtful	512,881	-	-	-
Accounts receivable, net	7,762,562	1,294,822	1,437,455	3,672,336	1,357,949

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

As of September 30, 2016, the accounts receivable of two customers with aging above 365 days are expected to be collected by the end of December 2016. The Collecting time indicated below:

Customer	AR with aging above 365 days	Expected to be collected amount by September 2016	Expected to be collected amount by December 2016
Customer “A”	920,100	-	220,100
Customer “C”	453,305	-	453,305

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the nine months ended September 30, 2016, net cash used in investing activities was $1,814 which was mainly used in repayment of accounts payable related to the new facilities.

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

For the nine months ended September 30, 2016, construction in progress transfer to plant and equipment was approximately $6 million.

Financing activities

For the nine months ended September 30, 2016, the net financing cash inflow was $7,600.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of September 30, 2016, and during the period prior were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NF Energy Saving Corporation
(Registrant)

Date: November 14, 2016	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: November 14, 2016	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

