Form 10-K
period 2016-12-31
NF Energy Saving Corp
filed 2017-03-31
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2016

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

Yes ☐   No ☒

As of June 30, 2016, the aggregate market value of the common equity held by non-affiliates of the registrant was $2,459,271 based on the price of $0.75 per share which the registrant’s common stock was last sold.

As of February 28, 2017, there were 7,073,289 shares of the registrant’s common stock outstanding.

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

On November 26, 2015 , a new company devoting to intelligent products was set up which is named by “ Liaoning Nengfa Weiye Smart Valve Technology Co.Ltd”. (“Nengfa Smart Valve”).“Liaoning Nengfa Weiye Energy Technology Co.Ltd” owns approximately 40% of the shares in this new company.On March 8, 2017, “Liaoning Nengfa Weiye Smart Valve Technology Co.Ltd was named by “Liaoning Nengfa Tiefa Import and Export Sales Company” in order to make further business activities.

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

 The current principal development focus of NFEC is to improve the products, such as large intelligent flow control facility and to provide our Company with more advanced technology to supply high grade energy efficient and safety reliant products for high end markets.

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

4

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

In 2015, the Company received contracts from Gansu Coal Group Co.Ltd, Nanning Tiefa Valve Co., Ltd, Weinan Dongnan Bureau , Shanxi Ruiguang power Co., Ltd and Harbin Binhe Technology Co., Ltd,,Chifeng Jianxi Shangrao water diversion project, Inner Mongolia Caisen hydropower station, Chifeng Xincheng thermal power co.,Ltd , Sinkiangr conservancy hub project and Italian Tecnedil International SRL, etc.

In 2016, the Company received contracts from the 2*660MW project of a subsidiary of State Grid, Shanxin, a 2*660MW low calorific coal power generation project and the Hubei Huanggang cogeneration project, Jiangsu Guohua Chenjia Gang power co.,Ltd, Shandong electric power construction co., Ltd , 2*350 MW cogeneration project of Shandong Junan Liyuan Thermal Power Co.,Ltd., 2*1000 MW circulating water system project of Guangdong Datang International Leizhou Power Plant , 2*1000 MW of coal-fired power generating project of Shanxin Shentou Power Co.Ltd, 2*660 MW generator project of North China Power Engineering (Beijing) Co.,Ltd and Liaoning Dahufang reservoir water diversion project etc.

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

After the new manufacturing facility was completed, the new large numerical control machine tool improved the manufactured quality of the Company’s products. The “M type high torque flow control device” providing for LXB project, the maximum output torque is 1.7 million N.m , 90 degrees of rotation and total ratio is 175:1. It not only improves the quality of product , but also reduces the cost such that has reached international advanced level.

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

c) The coal feeding system of a boiler can be altered to provide more efficient coal layer arrangement according to different volume and nature of the coal. As a result, combustion rate of coal can be remarkably enhanced in the retrofitted boiler, This technology can effectively improve fuel use efficiency and lower emission and operation cost.

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

Markets and Customers

The transport of water and fluid energy, such as oil, gas, steam and hot water depends on pipelines. The intelligent flow control device supplied by NF Energy is an important part in the fluid energy transportation systems. According to “the 12th Five-Year” National Strategic Emerging Industry Development Plan", China will invest 4 trillion yuan in the next 5-10 years into the South-North Water Diversion Projects.. Since it was founded in 2006, the Company has supplied its products to many projects of this national water works, including the middle and northern Guangxi Xijiang River Water Diversion Project, Shenzhen Water Supply Project, Shanghai Water Diversion Project, and the 7 urban water supply projects in Liaoning Province, three curved water diversion projects in Dandong, and other major domestic water diversion projects. We have the best industry performance in water supply projects. At the same time, we also provide flow control devices and equipment for supercritical thermal power plants and ultra-supercritical coal-fired power plants as well as domestic hydro power generation market which are dominated by China's state-owned five big power groups. More than 80% of the Company’s annual revenues come from these markets and customers.

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

Research and Development

The research and development expenses are to develop new products or new production technologies. The research and development expenses include the materials and labor costs, application fees for patents and significant improvements to existing products. We incurred $92,389 and $105,168 of research and development expenses in 2016 and 2015, respectively.

Employees

As of December 31, 2016, there were 220 employees including 31 technical staff working in our subsidiaries located in China. We believe we have a good relationship with our employees.

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

We incurred a net loss of $1,817,579 for 2016 and $969,442 for 2015. Our ability to generate net income is dependent upon generating sufficient revenues. If we are unable to generate sufficient revenues, our results of operations and financial condition may be adversely affected.

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

During the next phase of our business development, as we complete Phase II of our new manufacturing facility and continue our planned expansion into manufacture of energy-saving equipment and other aspects of the energy savings industry, including steam energy, we believe that we will need to raise additional capital from outside sources during the next year or two. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. One possible impediment to raising capital is the tightening credit policies of the Chinese banks and the continued effects of tightening in the global credit markets. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products or services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We cannot be sure that we will be able to secure all the financing we will require, or that it will be available on favorable terms. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

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

We derive a substantial part of our revenues from several major customers, therefore if we lose any of these customers or they reduce the amount of business they do with us in the future, our revenues may be affected

Our largest customer, Nengfa Weiye Tieling Valve Joint Stock Co. Ltd, accounted for 76.12 % of our revenues for the year ended December 31, 2016, Our second largest customer, Qingdao Huhang Valve Sales Co,.Ltd accounted for 14.98% of our revenue in the year ended December 31, 2015. As of December 31, 2016, these two customers accounted for 91.11% in our total revenue. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be materially and adversely affected. Although we have a strategic partnership with our second largest customer and a preferred provider agreement with our largest customer, there can be no assurance that these customers will continue to provide the current level of demand or will not seek to modify or terminate their respective agreements.

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

Our Chairman, Chief Executive Officer and President, Mr. Gang Li, beneficially owns approximately 38.16% of the outstanding shares of our common stock and is our largest single stockholder. Together with, Ms. Lihua Wang, who is our Chief Financial Officer, they own 47.70% of the outstanding shares of our common stock. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into certain transactions which may be beneficial to our other stockholders. The interests of these stockholders may differ from the interests of the other stockholders.

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

We have not paid dividends on our common stock in 2016 or 2015, and we do not anticipate paying any dividends in the near future. Investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

The first phase of construction project was completed and began its operations in December 2012. The second phase of construction project was completed in 2013 and received the approval of fire security by the local authority in March 2014. The property ownership certificate relating to the completed construction was approved at the end of November, 2015. The cost of construction has been transferred to property, plant and equipment by the end of 2016 upon the granting of property ownership certificate from the local authority.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFTEY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGNA.OB”. The symbol after the Company’s name change to NF Energy Saving Corporation of America was “NFES.OB”. On August 26, 2009, the Company further changed its name to NF Energy Saving Corporation, and the symbol was changed to “NFEC.OB”.. On October 4, 2010, the Company commenced trading on the Nasdaq Global Market, under the symbol “NFEC”. On March 7, 2012, the trading for the common stock was changed to the Nasdaq Capital Market. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2016 and 2015 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 2, 2017, the closing price was $1.04 per share.

	Common Stock (Adjusted Stock Price)
	High	Low
Fiscal year ends at December 31, 2016
First quarter	$1.04	$0.60
Second quarter	$0.91	$0.66
Third quarter	$1.75	$0.68
Fourth quarter	$1.36	$0.75

Fiscal year ends at December 31, 2015
First quarter	$1.04	$0.82
Second quarter	$0.83	$0.60
Third quarter	$2.33	$0.55
Fourth quarter	$2.07	$1.51

Record Holders

As of December 31, 2016, we had 1,348 common shareholders of record.

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

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers during a period from one to six months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and suitability, to its full satisfaction, then the Company makes delivery to the customer

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. As of December 31, 2016 and 2015, there were no refunds regarding our products.

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

As at December 31, 2016 and 2015, the Company had no benefit or penalties regarding its income taxes. As of December 31, 2016, there are also no any significant uncertain tax items.

The main operations of the company are located in the PRC and have jurisdiction under the local tax law. As a result of these operations, the company’s tax returns are subject to examination by a foreign tax authority. As of December 31, 2016, the Company filed and cleared the tax returns of 2016 with the appropriate local PRC tax authority.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2016	2015
Year-end RMB:US$ exchange rate	6.9437	6.4907
Annual average RMB:US$ exchange rate	6.6430	6.2175

RESULTS OF OPERATIONS

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $6,041,261 and $6,714,869 for the years ended December 31, 2016 and 2015, respectively. Total revenues decreased by $673,608, a 10.03% for the year ended December 31, 2016 compared to total revenues for the year ended December 31, 2015. The decrease in total revenue was due to the decrease of revenues derived from the sale of our products and increased exchanged rate between Chinese Yuan and US dollar.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and energy saving flow control equipment. Product revenues were $5,961,098 and $6,628,127for the years ended December 31, 2016 and 2015, respectively. Product revenues for the year ended December 31, 2016 decreased by $667,029or 10.06%, compared to the product revenue for the year ended December 31, 2015. The decrease in product revenue was due to the decrease of the revenues derived from the sale of our products.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Service revenues were $80,163 and $86,742 for the years ended December 31, 2016 and 2015 respectively, a decrease of $6,579or 7.58%.The decrease in service revenue was primarily due to the decrease of product processing as well as the decrease of the requirement in domestic market.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $5,892,492and $5,537,379,for the years ended December 31, 2016 and 2015, respectively. The total cost of revenues increased by $355,113 or 6.41% for the year ended December 31, 2016 compared to the total cost of revenues for the year ended December 31, 2015. The increase in cost of revenues was primarily due to the increased in amortization in the fixed asset, such as plant and equipment.

The overall gross profit for the Company was $148,769 and $1,177,490, or 2.46% and 17.54% of total revenues, for the years ended December 31, 2016 and 2015, respectively.

Cost of Products

Total cost of product revenues was $5,827,978and $5,488,461 for the years ended December 31, 2016 and 2015, respectively. The cost of product increased by $339,517 or 6.19% for the year ended December 31, 2016 compared to the cost of products for the year ended December 31, 2015. The increase in cost of products was primarily due to the longer production cycle of the LXB Water Supply Project, uneven material inputs and the increase in fixed costs.

The gross profit for products was $133,120 and $1,139,666, and the gross profit margin was 2.28% and 17.19% for the years ended December 31, 2016 and 2015, respectively.

Cost of Service

Total cost of service revenues was $64,514 and $48,918 for the years ended December 31, 2016 and 2015, respectively. The cost of service revenues increased by $15,596 or 31.88% for the year ended December 31, 2016 compared to the cost of revenues for the year ended December 31, 2015. The increase was primarily due to the increased in amortization of fixed costs. The gross margin for services was $15,649 and $37,824, or 19.52% and 43.60% for the years ended December 31, 2016 and 2015, respectively. This decrease is primarily due to the decrease in service revenue.

Operating Expenses

The total operating expenses were $1,628,819 and $1,818,275, or 26.96% and 27.07% of operating income, for the years ended December 31, 2016 and 2015, respectively. The total operating expenses decreased by $189,456 or 10.42% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease of operating expenses is mainly due to the decrease in general and administrative expenses.

Sales and marketing expenses

The total sales and marketing expenses were $35,820 and $100,382, or 0.59% and1.49% of total revenues, for the years ended December 31, 2016 and 2015, respectively. The decrease is primarily due to the decrease of the corresponding expense relating to marketing business.

General and administrative expenses

General and administrative expenses were $1,592,999 and $1,717,893, or 26.37% and 25.58% of total revenue, for the year ended December 31, 2016 and 2015, respectively. The general and administrative expenses decrease by $124,894 or 7.27%.The decrease of general and administrative expenses is primarily due to the decrease of the fees for IR.

Loss from Operations

As a result of the foregoing, our loss from operations was $1,480,050 and $640,785 for the year ended December 31, 2016 and 2015, respectively. The increase of the loss from operations was $839,265 or 130.97%. The increase in loss from operations is primarily due to both the decrease of product revenues and the decrease in the gross profit.

Other Expenses

For the year ended December 31, 2016, other expense was $337,283, as compared to $368,955 for the year ended December 31, 2015, decreased by $31,672. The decrease in other expenses was due to the decrease of the interest expense.

Income Tax Expenses

For the years ended December 31, 2016 and 2015, income tax expenses were -$246 and $40,298, respectively. The decrease of the income tax expenses was $ 40,544or -100.61%.

As of December 31, 2016, the Company’s operations in the United States of America incurred $3,361,700 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,123,394 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net loss

As a result of the foregoing, we recorded net loss of $1,817,579, a 30.09% loss margin on revenue for the year ended December 31, 2016, as compared to net loss of $969,442, a 14.43% loss margin on revenues, for the year ended December 31, 2015. The net loss for the year ended December 31, 2016 increased by $848,291, an increase of 87.50%, compared to the year ended December 31, 2015. The decrease of net profit is primarily due to the decrease of product revenues and the decrease in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the year ended December 31, 2016, net cash provided by operating activities was $159,832. This was attributable primarily to net loss of $1,817,579, adjusted by non-cash items of depreciation and amortization of $998,189, a decrease in accounts and retention receivable by $473,085, a decrease in inventories by $2,074,453, an increase in prepayment and other receivable by $909,360, a decrease in the accounts payable by $1,212,244 and an increase in other payable and accrued liabilities by $457,288.

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

As of December 31, 2016, accounts and retention receivable was $7,986,962, 99.94% and 0.06% of the product revenue and project revenue, respectively.

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

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days

Product	7,982,354	1,916,878	1,774,009	3,004,390	1,287,077
Service
Project	4,608	4,608
Total	7,986,962	1,921,486	1,774,009	3,004,390	1,287,077
Less: retention receivable	629,680	50,304	99,200	328,338	151,838
Less: allowance for doubtful accounts	712,288	-	-	-	712,288
Accounts receivable, net	6,644,994	1,871,182	1,674,809	2,676,052	422,951

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

As of 31 December, 2016, the accounts receivable of two customers with aging above 365 days are expected to be collected between April and June, 2017 . The Collecting time indicated below:

Customer	AR with aging above 365 days	Collected amount by end of June 2017
Customer “A”	47,525	47,525
Customer “C”	26,919	26,919
Total	74,444	74,444

We offer a free 12 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

As of 31 December, 2016, net cash used in investing activities was -$407,505 which was primarily used in the construction of the new manufacturing facility and purchase of property, plant and equipment.

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

The first phase of construction project was completed and began its operations in December 2012. The cost of construction was transferred to property, plant and equipment and its depreciation expense was recorded in 2013. The second phase of construction project was structurally completed in 2013 and was transferred to property, plant and equipment of $8,158,192 upon the granting of ownership certificate from the local authority during 2016.

Financing activities

For the years ended December 31, 2016, the net financing cash outflow was $45,160 which was due the proceeds of short-term borrowings of $6,021,367and the repayment on short-term borrowings of $7,872,937.

On March 2016, the Company obtained a bank loan of $5,760,618 (Equivalent to RMB 40,000,000 from SPD Bank with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate. Due 19 March 2017, monthly payable, which is guaranteed by its vendor.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NF ENERGY SAVING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NF Energy Saving Corporation

We have audited the accompanying consolidated balance sheets of NF Energy Saving Corporation and its subsidiary (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

March 31, 2017

NF ENERGY SAVING CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$124,637	$434,571
Restricted cash	-	1,848,799
Accounts receivable, net	6,644,994	7,586,651
Retention receivable, current	629,680	679,924
Inventories	4,606,564	7,051,198
Prepayments and other receivables	3,109,069	1,975,794

Total current assets	15,114,944	19,576,937

Non-current assets:
Property, plant and equipment, net	17,128,235	10,554,111
Land use right, net	2,555,704	2,797,655
Construction in progress	2,520,234	11,424,939

TOTAL ASSETS	$37,319,117	$44,353,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,404,760	$4,883,076
Short-term bank borrowings	5,760,618	8,057,683
Amount due to a related party	431,682	431,682
Other payables and accrued liabilities	1,014,999	603,726

Total current liabilities	10,612,059	13,976,167

TOTAL LIABILITIES	10,612,059	13,976,167

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,073,289 and 6,553,289 shares issued and outstanding as of December 31, 2016 and 2015, respectively	7,073	6,553
Additional paid-in capital	12,055,825	11,605,145
Deferred compensation	(355,200)	-
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	858,502	2,807,340
Retained earnings	11,913,224	13,730,803

Total stockholders’ equity	26,707,058	30,377,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,319,117	$44,353,642

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2016	2015
REVENUES, NET
Products	$5,961,098	$6,628,127
Services	80,163	86,742
Total revenues, net	6,041,261	6,714,869

COST OF REVENUES
Cost of products	5,827,978	5,488,461
Cost of services	64,514	48,918
Total cost of revenues	5,892,492	5,537,379

GROSS PROFIT	148,769	1,177,490

OPERATING EXPENSES
Sales and marketing	35,820	100,382
General and administrative	1,592,999	1,717,893
Total operating expenses	1,628,819	1,818,275

LOSS FROM OPERATIONS	(1,480,050)	(640,785)

Other (expense) income:
Other income	2,893	17,896
Interest income	14,246	11,790
Interest expense	(354,422)	(398,641)
Total other expense	(337,283)	(368,955)

LOSS BEFORE INCOME TAXES	(1,817,733)	(1,009,740)

Income tax (expense) credit	(246)	40,298

NET LOSS	$(1,817,579)	$(969,442)

Other comprehensive loss:
– Foreign currency translation loss	(1,948,838)	(1,704,575)

COMPREHENSIVE LOSS	$(3,766,417)	$(2,674,017)

Net loss per share:
– Basic	$(0.28)	$(0.15)
– Diluted	$(0.28)	$(0.15)

Weighted average common shares outstanding:
– Basic	6,575,857	6,265,339
– Diluted	6,575,857	6,265,339

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,817,579)	$(969,442)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	998,189	1,273,823
Stock based compensation	96,000	-
Allowance for doubtful accounts	-	442,858
Change in operating assets and liabilities:
Accounts and retention receivable	473,085	(70,919)
Inventories	2,074,453	(1,795,597)
Prepayments and other receivables	(909,360)	(769,446)
Accounts payable, trade	(1,212,244)	(648,317)
Other payables and accrued liabilities	457,288	63,311
Net cash provided by (used in) operating activities	159,832	(2,473,729)

Cash flows from investing activities:
Purchase of property, plant and equipment	(191,375)	(204,472)
Proceeds from disposal of property, plant and equipment	-	2,251,709
Payments on construction in progress	(216,130)	(458,799)
Net cash (used in) provided by investing activities	(407,505)	1,588,438

Cash flows from financing activities:
Decrease in restricted cash	1,806,410	-
Proceeds from short-term bank borrowings	6,021,367	6,433,454
Repayment on short-term bank borrowings	(7,872,937)	(6,385,203)
Net cash (used in) provided by financing activities	(45,160)	48,251

Effect on exchange rate change on cash and cash equivalents	(17,101)	(32,519)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(309,934)	(869,559)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	434,571	1,304,130

CASH AND CASH EQUIVALENTS, END OF YEAR	$124,637	$434,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$346	$(38,586)
Cash paid for interest	$354,422	$368,432

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of promissory notes	$-	$1,718,333

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

						Accumulated
	Common stock		Additional			other		Total
	No. of		paid-in	Deferred	Statutory	comprehensive	Retained	stockholders’
	shares	Amount	capital	compensation	reserve	income	earnings	equity

Balance as of January 1, 2015	5,719,147	$5,719	$9,887,646	$-	$2,227,634	$4,511,915	$14,700,245	$31,333,159
Foreign currency translation adjustment	-	-	-	-	-	(1,704,575)	-	(1,704,575)
Conversion of promissory notes and interest payable	834,142	834	1,717,499	-	-	-	-	1,718,333
Net loss for the year	-	-	-	-	-	-	(969,442)	(969,442)
Balance as of December 31, 2015	6,553,289	$6,553	$11,605,145	$-	$2,227,634	$2,807,340	$13,730,803	$30,377,475

Share issued for services rendered	520,000	520	450,680	(451,200)	-	-	-	-
Amortization of deferred compensation	-	-	-	96,000	-	-	-	96,000
Foreign currency translation adjustment	-	-	-	-	-	(1,948,838)	-	(1,948,838)
Net loss for the year	-	-	-	-	-	-	(1,817,579)	(1,817,579)

Balance as of December 31, 2016	7,073,289	$7,073	$12,055,825	$(355,200)	$2,227,634	$858,502	$11,913,224	$26,707,058

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

The Company, through its subsidiary, mainly operates in the energy technology business in the People’s of Republic of China (the “PRC”). The Company specializes in the provision of energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services to China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries. The Company also engages in the manufacturing and sales of the energy-saving flow control equipment. All the customers are located in PRC.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $712,288 and $762,001, respectively.

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired. The warranty period is usually 12 months.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2016 and 2015, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2016 and 2015.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $96,572 and $105,168 of such costs for the years ended December 31, 2016 and 2015.

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

For the years ended December 31, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2016, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority. For the year ended December 31, 2016, the Company filed and cleared 2015 tax return with its local tax authority.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the years ended December 31, 2016 and 2015.

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

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiary in the PRC maintain their books and records in their local currency, the Renminbi Yuan ("RMB"), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2016	2015
Year-end RMB:US$1 exchange rate	6.9437	6.4907
Annual average RMB:US$1 exchange rate	6.6430	6.2175

•	Stock based compensation

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2016 and 2015, the Company operates in one reportable operating segment in the PRC.

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

In May 2014, the Financial Accounting Standard Board (‘FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The amendments in ASU 2014-09 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of these standards on its ongoing financial reporting.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In June 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) which provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied retrospectively to each period presented. The adoption of this standard update is not expected to have any impact on the Company's financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in ASU 2016-01 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU to have a significant impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company does not expect that adoption of this ASU to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	ACCOUNTS AND RETENTION RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company provided an allowance $0 and $405,708 for the years ended December 31, 2016 and 2015.

	As of December 31,
	2016	2015

Accounts receivable, cost	$7,357,282	$8,348,652
Retention receivable, cost	629,680	679,924
	7,986,962	9,028,576
Less: allowance for doubtful accounts	(712,288)	(762,001)
Accounts and retention receivable, net	$7,274,674	$8,266,575

Up to February 28, 2017, the Company has subsequently recovered from approximately 10% of accounts and retention receivable as of December 31, 2016.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2016	2015s

Raw materials	$519,500	$441,692
Work-in-process	402,425	432,394
Finished goods	3,684,639	6,177,112
	$4,606,564	$7,051,198

For the years ended December 31, 2016 and 2015, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next twelve months.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	As of December 31,
	2016	2015

Prepayment to vendors for raw materials	$2,725,969	$923,889
Prepaid operating expenses	281,881	142,432
Advance to employees	101,219	101,246
Other receivables	-	808,227
	$3,109,069	$1,975,794

The Company generally makes prepayments to vendors for raw materials in the normal course of business. Prepayments to vendors are recorded when payment is made by the Company and relieved against inventory when goods are received, which include provisions that set the purchase price and delivery date of raw materials.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2016	2015

Building	$17,862,863	$9,709,136
Plant and machinery	5,832,393	5,830,276
Furniture, fixture and equipment	66,000	66,000
Foreign translation difference	(822,343)	206,887
	22,938,913	15,812,299
Less: accumulated depreciation	(6,170,120)	(5,234,056)
Less: foreign translation difference	359,442	(24,132)
Property, plant and equipment, net	$17,128,235	$10,554,111

Depreciation expense for the years ended December 31, 2016 and 2015 were $936,064 and $1,207,446, of which $556,016 and $933,216 were included in cost of revenue, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.	LAND USE RIGHT

Land use right consisted of the following:

	As of December 31,
	2016	2015

Land use right, at cost	$3,044,062	$3,044,062
Less: accumulated amortization	(459,192)	(397,607)
	2,584,870	2,646,455
Add: foreign translation difference	(29,166)	151,200
Land use right, net	$2,555,704	$2,797,655

Amortization expense for the years ended December 31, 2016 and 2015 were $62,125 and $66,377, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending December 31:
2017	$59,435
2018	59,435
2019	59,435
2020	59,435
2021	59,435
Thereafter	2,258,529

Total:	$2,555,704

8.	CONSTRUCTION IN PROGRESS

In 2008, the Company received approval from the local government to construct a new manufacturing facility for energy-saving products and equipment in Yingzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Total estimated construction cost of a new manufacturing facility is approximately $24 million.

The first phase of construction project was completed and began its operations in December 2012. The cost of construction was transferred to property, plant and equipment and its depreciation expense was recorded in 2013. The second phase of construction project was structurally completed in 2013 and was transferred to property, plant and equipment of $8,158,192 upon the granting of ownership certificate from the local authority during 2016.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	As of December 31,
	2016	2015
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB12,000,000, due 30 March 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	$-	$1,848,800

Equivalent to RMB100,000, due 24 January 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	-	15,407

Equivalent to RMB200,000, due 24 January 2016, which is collateralized by its restricted cash and guaranteed by its vendor and bears the handling fee equal to 0.05% of its face value	-	30,813

Short-term borrowings:s
Equivalent to RMB28,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 19, 2016, which is guaranteed by its vendor	-	4,313,864

Equivalent to RMB12,000,000 with interest rate at 1.2 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 19, 2016, which is guaranteed by its vendor	-	1,848,799

Equivalent to RMB40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 20, 2017, which is guaranteed by its vendor	5,760,618	-
Total short-term bank borrowings	$5,760,618	$8,057,683

The effective Bank of China Benchmark Lending rate was 4.35% and 4.35% per annum for the years ended December 31, 2016 and 2015.

10.	AMOUNT DUE TO A RELATED PARTY

As of December 31, 2016 and 2015, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

11.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2016	2015

Customer deposits	$487,175	$177,718
Value-added tax payable	89,471	5,978
Accrued operating expenses	387,981	324,805
Other payable	50,372	95,225
	$1,014,999	$603,726

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.	STOCKHOLDERS’ EQUITY

In July 2016, the Company issued 100,000 shares of its common stock to an IR Firm for investor relations services to be rendered for a service period of five months, at a market value of $0.96 per share, or a total value of $96,000 which full amortized during the year .

In December 2016, the Company issued 120,000 shares of its common stock to an IR Firm for investor relations services to be rendered for a service period of six months, at a market value of $0.81 per share, or a total value of $97,200. The Company issued 300,000 shares of its common stock to an IR Firm for investor relations services to be rendered for a service period of twelve months, at a market value of $0.86 per share, or a total value of $258,000.

As of December 31, 2016 and 2015, the Company had a total of 7,073,289 and 6,553,289 shares of its common stock issued and outstanding.

13.	INCOME TAXES

For the years ended December 31, 2016 and 2015, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2016	2015
Tax jurisdiction from:
- Local	$(202,525)	$(136,709)
- Foreign	(1,614,808)	(873,031)
Loss before income taxes	$(1,817,333)	$(1,009,740)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2016	2015
Current:
- Local	$-	$-
- Foreign	246	(40,298)

Deferred:
- Local	-	-
- Foreign	-	-
Income tax expense (credit)	$246	$(40,298)

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

As of December 31, 2016, the operations in the United States of America incurred $3,361,700 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,123,394 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The PRC

The Company’s subsidiary operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2016 and 2015 is as follows:

	Years ended December 31,
	2016	2015

Loss before income taxes from PRC operation	$(1,614,808)	$(873,031)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(403,702)	(218,257)
Tax effect of non-deductible items	403,948	258,555
Income tax expense (credit)	$246	$(40,298)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$1,123,394	$1,108,020
Less: valuation allowance	(1,123,394)	(1,108,020)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $1,123,394 as of December 31, 2016. In 2016, the valuation allowance increased by $15,374, primarily relating to net operating loss carryforwards from the local tax regime.

14.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016	2015

Net loss attributable to common shareholders	$(1,817,579)	$(969,442)

Weighted average common shares outstanding – Basic and diluted	6,593,016	6,265,339

Net loss per share – Basic and diluted	$(0.28)	$(0.15)

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries of the Company in the PRC are entitled to state welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. These benefits are required to accrue for, based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $173,699 and $235,508 for the years ended December 31, 2016 and 2015, respectively.

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

For the year ended December 31, 2016, one customer represented more than 10% of the Company’s revenues. This customer accounted for 98% of the Company’s revenues amounting to $6,050,695 with $6,856,520 of accounts receivable.

For the year ended December 31, 2015, one customer represented more than 10% of the Company’s revenues. This customer accounted for 83% of the Company’s revenues amounting to $5,551,731 with $6,651,208 of accounts receivable.

All major customers are located in the PRC.

(b)	Major vendors

For the year ended December 31, 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2016		December 31, 2016
Vendor	Purchases	Percentage of purchases	Accounts payable

Vendor A	$188,777	18%	$-
Vendor C	216,060	21%	-
Vendor D	234,019	22%	228,767

Total:	$638,856	61%	228,767

For the year ended December 31, 2015, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2015			December 31, 2015
Vendor	Purchases	Percentage of purchases		Accounts payable

Vendor H	$728,191	13%		$209,767
Vendor I	458,998	8%		279,770

Total:	$1,187,189	21%	Total:	$489,537

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

All major vendors are located in the PRC.

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

The Company’s interest-rate risk arises from short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2016, short-term bank borrowings were at fixed rates.

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

18.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2016 and 2015, there were no commitments and contingencies involved.

19.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2016 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures .

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, based on the material weaknesses defined below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting is not effective.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2016:

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

(c)     Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Gang, Li	64	Chairman and Chief Executive Officer and President
Lihua, Wang	57	Director, CFO
Mia Kuang, Ching	51	Independent Director, Chair of Audit Committee
Jason, Wang	64	Independent Director, Chair of Nomination Committee
Zhuting Liu	72	Independent Director, Chair of Compensation Committee

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2016. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

We did not provide any compensation to our executive officers for the years ended December 31, 2016 or 2015.

Compensation of Directors

As at December 31, 2016, we had three non-employee directors, to whom we provided a total amount of $52,000 in compensation, as set forth in the table below. As employees of the Company and/or its subsidiaries, Gang Li and Lihua Wang received no additional compensation for their services as directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of NF Energy Saving Corporation’s Common Stock as of March 11, 2017, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of NF Energy Saving Corporation’s Common Stock, (ii) each director and executive officer; and (iii) all directors and named executive officer of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 11, 2017, there were 7,073,289 shares of common stock outstanding. As of March 11, 2017, there were no preferred shares outstanding.

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1) (2)	Percentage of Beneficial Ownership

Pelaria (3)	2,540,119	35.91%
P.O. Box 957
Offshore Incorporations Centre
Road Town, Tortola

Cloverbay	834,142	11.79%
P.O. Box 957
Offshore Incorporations Centre
Road Town, Tortola

Gang, Li (4)	2,699,409	38.16%
Chairman, CEO and President

Lihua Wang (5)	674,852	9.54%
Director and CFO

Mia Kuang Ching	0	0%
Independent Director
Chair of Audit Committee

Jianxin (Jason) Wang	0	0%
Independent Director
Chair of Nomination Committee

	0	0%

Zhuting LIU	0	0%
Independent Director
Chair of Compensation Committee

All officers and directors as a group (five persons)	3,374,261	47.7%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

As of December 31, 2016 and 2015, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by our independent auditor, HKCMCPA Company Limited (“HKCMCPA”) for their audit of our annual financial statements during the years ended December 31, 2016and 2015. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2016	2015

Audit Fees	$74,500	$74,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Accounting Fees and Services	$74,500	$74,500

Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, The amounts $74,500 shown for HKCMCPA in 2016 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2015, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2016. The amounts $74,500 shown for HKCMCPA in 2015 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2014, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2015.

Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements. There were no audit-related fees billed during the years ended December 31, 2016 or 2015.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2016 or 2015.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e. Audit Fees, Audit-Related Fees, Tax Fees and allowable working costs. There were no other fees billed during the years ended December 31, 2016 or 2015.

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

NF ENERGY SAVING CORPORATION (Registrant)

Date: March 31, 2017	By:	/s/ Gang Li
Gang Li President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gang Li	President, Chief Executive Officer and Chairman	March 31, 2017
Gang Li	(principal executive officer)

/s/ Lihua Wang	Chief Financial Officer and Director	March 31, 2017
Lihua Wang	(principal financial officer and principal accounting officer)

/s/ Mia Kuang Ching	Independent Director	March 31, 2017
Mia Kuang Ching

/s/ Jianxin Wang	Independent Director	March 31, 2017
Jianxin Wang

/s/ Zhuting Liu	Independent Director	March 31, 2017
Zhuting Liu

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.3	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009
3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 16, 2010
3.5	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
10.1	Form of Securities Purchase Agreement among NF Energy Saving Corporation of America, South World Ltd. (investor), Oriental United Resources Ltd. (investor), Mr. Gang Li (guarantor), Ms. Lihua Wang (guarantor), Pelaria International Ltd. (guarantor), and Cloverbay International Ltd. (guarantor)	Exhibits submitted with our Current Report on Form 8-K/A filed April 30, 2008. (File No. 000-50155)
10.2	Form of Director Retainer Agreement with Mr. Mia Kuang Ching, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009
10.3	Form of Director Retainer Agreement with Mr. Jianxin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009
10.5	Form of Director Retainer Agreement with Mr. Jiuding Yan, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009
10.7	Form of Securities Purchase Agreement (including form of Convertible Promissory Note and Form of Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 3, 2010
10.8	Preferred Provider and Services Agreement between LiaoNing Nengfa Weiye Energy Technology Co. LTD. and Nengfa Weiye Tieling Valve Joint-Sock Co. Ltd.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010
14.1	Code of ethics of NF Energy Saving Corporation
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the quarter ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

