Form 10-Q
period 2017-03-31
NF Energy Saving Corp
filed 2017-05-15
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 9, 2017, the registrant had 7,073,289 shares of common stock, $0.001 par value, issued and outstanding.

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

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,224	$124,637
Accounts receivable, net	5,775,099	6,644,994
Retention receivable, current	560,429	629,680
Inventories	4,779,275	4,606,564
Prepayments and other receivables	4,572,928	3,109,069

Total current assets	15,706,955	15,114,944

Non-current assets:
Property, plant and equipment, net	17,073,272	17,128,235
Land use rights, net	2,560,451	2,555,704
Construction in progress	2,539,682	2,520,234

TOTAL ASSETS	$37,880,360	$37,319,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$4,127,153	$3,404,760
Short-term bank borrowings	5,805,069	5,760,618
Amount due to a related party	431,682	431,682
Other payables and accrued liabilities	877,378	1,014,999

Total current liabilities	11,241,282	10,612,059

TOTAL LIABILITIES	11,241,282	10,612,059

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; and 7,073,289 shares issued and outstanding, respectively	7,073	7,073
Additional paid-in capital	12,055,825	12,055,825
Deferred compensation	(242,100)	(355,200)
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	1,101,661	858,502
Retained earnings	11,488,985	11,913,224

Total stockholders’ equity	26,639,078	26,707,058

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,880,360	$37,319,117

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2017	2016
REVENUE, NET:
Product	$969,307	$1,553,079
Services	66,734	7,581
Total operating revenues, net	1,036,041	1,560,660

COST OF REVENUES:
Cost of products	804,079	1,512,140
Cost of services	106,180	196,695
Total cost of revenues	910,259	1,708,835

GROSS PROFIT (LOSS)	125,782	(148,175)

OPERATING EXPENSES:
Sales and marketing	41,112	12,274
General and administrative	427,422	295,459
Total operating expenses	468,534	307,733

LOSS FROM OPERATIONS	(342,752)	(455,908)

Other (expense) income:
Interest income	56	14,330
Interest expense	(81,034)	(101,570)
Total other expense	(80,978)	(87,240)

LOSS BEFORE INCOME TAXES	(423,730)	(543,148)

Income tax expense	(509)	-

NET LOSS	$(424,239)	$(543,148)

Other comprehensive income:
– Foreign currency translation gain	243,159	195,605

COMPREHENSIVE LOSS	$(181,080)	$(347,543)

Net loss per share:
– Basic	$(0.06)	$(0.08)
– Diluted	$(0.06)	$(0.08)

Weighted average common shares outstanding:
– Basic	7,073,289	6,553,289
– Diluted	7,073,289	6,553,289

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(424,239)	$(543,148)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	202,174	291,316
Stock based compensation	113,100	-
Change in operating assets and liabilities:
Accounts and retention receivable	995,620	(190,422)
Inventories	(137,211)	1,027,044
Prepayments and other receivables	(1,440,499)	152,838
Accounts payable	696,358	(792,739)
Other payables and accrued liabilities	(143,741)	38,189
Net cash used in operating activities	(138,438)	(16,922)

Cash flows from financing activities:
Decrease in restricted cash	-	1,835,011
Proceeds from short-term bank borrowings	5,807,051	6,116,704
Repayment to bank demand note	-	(1,880,886)
Repayment on short-term bank borrowings	(5,807,051)	(6,116,704)
Net cash used in financing activities	-	(45,875)

Effect on exchange rate change on cash and cash equivalents	33,025	146

NET CHANGE IN CASH AND CASH EQUIVALENTS	(105,413)	(62,651)

BEGINNING OF PERIOD	124,637	434,571

END OF PERIOD	$19,224	$371,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$81,034	$101,570
Cash paid for tax	$509	$-

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional			Accumulated other		Total
	No. of shares	Amount	paid-in capital	Deferred compensation	Statutory reserve	comprehensive income	Retained earnings	stockholders’ equity

Balance as of January 1, 2017	7,073,289	$7,073	$12,055,825	$(355,200)	$2,227,634	$858,502	$11,913,224	$26,707,058
Amortization of deferred compensation	-	-	-	113,100	-	-	-	113,100
Foreign currency translation adjustment	-	-	-	-	-	243,159	-	243,159
Net loss for the year	-	-	-	-	-	-	(424,239)	(424,239)

Balance as of March 31, 2017	7,073,289	$7,073	$12,055,825	$(242,100)	$2,227,634	$1,101,661	$11,488,985	$26,639,078

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

In the opinion of management, the consolidated balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2017 and December 31, 2016, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Amortization expense for the three months ended March 31, 2017 and 2016 was $14,974 and $16,001, respectively. The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending March 31:
2018	$59,894
2019	59,894
2020	59,894
2021	59,894
2022	59,894
Thereafter	2,260,981

Total:	$2,560,451

●	Plant and equipment

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

Depreciation expense for the three months ended March 31, 2017 and 2016 was $187,200 and $275,315, respectively.

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended March 31, 2017.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three months ended March 31, 2017 and 2016.

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

For the three months ended March 31, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2017, the Company did not have any significant unrecognized uncertain tax positions.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three months ended March 31, 2017 and 2016.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2017	March 31, 2016
Period-end RMB:US$1 exchange rate	6.8905	6.4479
Average period RMB:US$1 exchange rate	6.8882	6.5395

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one single reportable operating segment in the PRC during the three months ended March 31, 2017 and 2016.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

NOTE－4 ACCOUNTS AND RETENTION RECEIVABLES

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)

Accounts receivable, cost	$6,492,883	$7,357,282
Retention receivable, cost	560,429	629,680
	7,053,312	7,986,962
Less: allowance for doubtful accounts	(717,784)	(712,288)
Accounts and retention receivable, net	$6,335,528	$7,274,674

Up to April 30, 2017, the Company has subsequently recovered approximately 1% of accounts and retention receivable as of March 31, 2017.

NOTE－5 INVENTORIES

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)

Raw materials	$494,804	$519,500
Work-in-process	429,788	402,425
Finished goods	3,854,683	3,684,639
	$4,779,275	$4,606,564

For the three months ended March 31, 2017 and 2016, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next twelve months.

NOTE－6 SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Payable to financial institutions in the PRC:

Equivalent to RMB40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 20, 2017, which is guaranteed by its vendor	-	5,760,618

Equivalent to RMB40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 19, 2018, which is guaranteed by its vendor	5,805,069	-
Total short-term bank borrowings	$5,805,069	$5,760,618

The effective Bank of China Benchmark Lending rate is 6% and 4.6% per annum for the three months ended March 31, 2017 and 2016.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－7 AMOUNT DUE TO A RELATED PARTY

As of March 31, 2017, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE－8 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)

Customer deposits	$374,173	$487,175
Value added tax payable	26,214	89,471
Accrued operating expenses	409,887	387,981
Other payable	67,104	50,372
	$877,378	$1,014,999

NOTE－9 INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of March 31, 2017, the operation in the United States of America incurred $3,489,325 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,186,371 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiary operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
	2017	2016

Loss before income taxes from PRC operation	$(296,614)	$(528,623)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(74,154)	(132,156)
Effect from non-deductible items	50,544	-
Net operating loss	24,119	132,156
Income tax expense	$509	$-

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－10 STOCKHOLDERS’ EQUITY

As of March 31, 2017, the Company had a total of 7,073,289 shares of its common stock issued and outstanding.

NOTE－11 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)      Major customer

For the three months ended March 31, 2017, one customer represented more than 10% of the Company’s revenues. This customer (Customer A) accounted for 70% of the Company’s revenues amounting to $716,986, with $6,741,112  of accounts and retention receivable.

For the three months ended March 31, 2016, one customer represented more than 10% of the Company’s revenues. This customer (Customer A) accounted for 92% of the Company’s revenues amounting to $1,682,069, with $7,100,885 of accounts receivable.

All customers are located in the PRC.

(b)       Major vendors

For the three months ended March 31, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2017		March 31, 2017
Vendors	Purchases	Percentage of purchases	Accounts payable

Vendor C	$107,376	13%	$107,340

		Three months ended March 31, 2016			March 31, 2016
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$118,174	43%		$102,486
Vendor B		84,515	30%		917

	Total:	$202,689	73%	Total:	$103,403

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2017, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

NOTE－12 SUBSEQUENT EVENTS

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

On November 26, 2015 , a new company devoting to intelligent products was set up which is named by “ Liaoning Nengfa Weiye Smart Valve Technology Co.Ltd”. (“Nengfa Smart Valve”). “Liaoning Nengfa Weiye Energy Technology Co.Ltd” owns approximately 40% of the shares in this new company. On March 8, 2017, “Liaoning Nengfa Weiye Smart Valve Technology Co.Ltd was named by “Liaoning Nengfa Tiefa Import and Export Sales Company” in order to make further business activities.

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

•

In 2016, the Company received contracts from the 2*660MW project of a subsidiary of State Grid, Shanxin, a 2*660MW low calorific coal power generation project and the Hubei Huanggang cogeneration project, Jiangsu Guohua Chenjia Gang power co., Ltd, Shandong electric power construction co., Ltd , 2*350 MW cogeneration project of Shandong Junan Liyuan Thermal Power Co., Ltd., 2*1000 MW circulating water system project of Guangdong Datang International Leizhou Power Plant , 2*1000 MW of coal-fired power generating project of Shanxin Shentou Power Co.Ltd, 2*660 MW generator project of North China Power Engineering (Beijing) Co., Ltd and Liaoning Dahufang reservoir water diversion project etc.

•	In 2017, the Company received contracts from JATIGATE hydroelectric station, Indonesia, Sinkiang Production and Construction Group and Siehuan Dongfa Electric Co.Ltd etc.

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

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value
Building	30 -50 years	5%
Plant and machinery	10－20 years	5%
Furniture, fixture and equipment	5－8 years	5%

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2017	March 31, 2016
Period-end RMB:US$1 exchange rate	6.8905	6.4479
Average period RMB:US$1 exchange rate	6.8882	6.5395

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

REVENUES

Total revenues were $1,036,041 for the three months ended March 31, 2017, as compared to $1,560,660 for the corresponding period in 2016. Total revenues decreased by $524,619, or 33.62%. The decrease in total revenue was due to the delay of a client’s project which resulted in lost sales of our products.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $969,307, or 93.56% of total revenues, for the three months ended March 31, 2017, as compared to $1,553,079, or 99.51% of total revenues, for the corresponding period in 2016. Product revenues decreased by $583,772, or 37.59%, as compared to the three months ended March 31, 2016. The decrease in total revenue was due to the delay of a client’s project which resulted in lost sales of our products.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. Service revenues were $66,734, or 6.44% of total revenues for the three months ended March 31, 2017, as compared to $7,581, or 0.49% of total revenues for the corresponding period in 2016. Service revenues increased by $59,153, or a 780.28% increase over the same period in 2016. The increase in service revenue was primarily due to the increased number of subcontracts throughout expanding our market.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation, and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $910,259 for the three months ended March 31, 2017, as compared to $1,708,835 for the corresponding three months in 2016, a decrease of $798,576, or approximately 46.73%. The decrease in cost of revenues was primarily due to the decreased in total revenues and plus the depreciation of some fix assets was less than the corresponding period last year.

The overall gross profit for the Company was $125,782 (12.14% margin) for the three months ended March 31, 2017, as compared to a gross loss of $148,175 (-9.49% margin) for the corresponding three months in 2016, an increase of $273,957 or 184.89%, compared to the corresponding period in 2016. The increase in gross profit was primarily due to the normal produce process has been recovered because the lower gross profit in last year was mainly due to focus on product related to the LXB project.

Cost of Products

Total cost of products was $804,079 for the three months ended March 31, 2017, as compared to $1,512,140 for the corresponding period in 2016, a decrease of $708,061, or approximately 46.83%. This decrease is primarily due to the decrease of product revenue.

The gross profit for products was $165,228 (17.05% margin) for the three months ended March 31, 2017, as compared to $40,939 (2.64% margin) for the corresponding three months in 2016, an increase of $124,289 (303.60%). This increase is primarily due to the increase of the higher gross profit product, additionally, the depreciation of some fix assets was less than the corresponding period last year so as to increase the gross profit.

Cost of Services

The cost of services was $106,180 for the three months ended March 31, 2017, as compared to $196,695 for the corresponding period in 2016, a decrease of $90,515 or approximately 46.02%. This decrease is primarily due to the decreased depreciation of the plant and equipment in service revenue.

The gross loss for services was $39,446(-59.11% margin) for the three months ended March 31, 2017, as compared to $189,114(-2,495.58% margin) for the corresponding period in 2016, an increase of $149,668.

Operating Expenses

Total operating expenses were $468,534 for the three months ended March 31, 2017, as compared to $307,733 for the corresponding period in 2016, an increase of $160,801, or approximately 52.25%. The increase of operating expenses is primarily due to the increased IR fee in the general and administrative expenses.

Selling and Marketing Expenses

The selling and marketing expenses were $41,112 for the three months ended March 31, 2017, as compared to $12,274 for the corresponding period in 2016, a increase of $28,838, or 234.95%. This increase is primarily due to the increase of marketing expense deriving from the subsidiaries, such as consulting fee.

General and Administrative Expenses

General and administrative expenses were $427,422 for the three months ended March 31, 2017, as compared to $295,459 for the corresponding period in 2016, an increase of $131,963 or 44.66%. The increase of general and administrative expenses is primarily due to the increase of amortization of deferred compensation for investor relations services.

LOSS FROM OPERATIONS

As a result of the factors mentioned above, loss from operations was $342,752 for the three months ended March 31, 2017, as compared to $455,908 for the corresponding three month period in 2016, an absolute increase of $113,156. This increase is primarily due to the increase of gross profit.

Other (Expenses) Income

Other expense for the three months ended March 31, 2017 was $80,978, as compared to $87,240 for the corresponding period in 2016, a decrease of $6,262. This decrease is primarily due to the decrease in interest expense. As a result, loss before income taxes was $423,730 for the three months ended March 31, 2017, as compared to a loss before income taxes of $543,148 for the corresponding three month period in 2016, a decrease of $119,418.

Income Tax Expense

For the three months ended March 31, 2017, income tax expense was $509, as compared to $0 for the same period in 2016, an increase of $509.

As of March 31, 2017, the Company's operations in the United States of America resulted in $3,489,325 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2033, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $1,186,371 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

The Company's effective income tax rate for the three months ended March 31, 2017 was 15%.

Net loss

As a result of the factors mentioned above, the Company incurred a net loss for the three months ended March 31, 2017 of $424,239, as compared to net loss of $543,148 for the corresponding three month period in 2016, a decrease of $118,909. This decrease is primarily due to the increase in gross profit and operating expenses, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the three months ended March 31, 2017, net cash used in operating activities was $138,438. This was attributable primarily to net loss of $424,239, adjusted by non-cash items of depreciation and amortization of $202,174, a decrease in accounts and retention receivable by $995,620, an increase in inventories by $137,211, an increase in prepayments and other receivables by $1,440,499, an increase in the accounts payable by $696,358 and a decrease in other payable and accrued liabilities by $143,741.

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

As of March 31, 2017, the increase of inventories was primarily due to the delayed project so as to fail to deliver these inventories to our clients. . It is anticipated that the inventories will be delivered by the end of 2017.

As of March 31, 2017, accounts and retention receivable was $7,053,312, 99.67% and 0.33% of the product revenue and service revenue, respectively.

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

Total	Total	0-90 days	91-180 days	181-365 days	Above 365 days
Product	7,030,295	779,204,	1,254,295	2,348,282	2,648,514
Service	23,017	21,565	-	-	1,452
Total	7,053,312	800,769	1,254,295	2,348,282	2,649,966
Less: retention	560,429	34,741	55,598	233,552	236,538
Less: allowance for doubtful accounts	717,784	-	-	-	717,784
Accounts receivable, net	5,775,099	766,028	1,198,697	2,114,730	1,695,644

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. The Company takes appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. Meanwhile, the Company also adopted strict sales polices according to the signed contracts. The Company evaluated the existing customers and potential customers; as well as reducing their credit in the sales and raising the quality of contracts and controls on the doubtful accounts. This year, we have strengthened the team organization of our accounts receivable settlement, and we have organized nearly 30 professional people to track the accounts receivable and resident the customer until the accounts receivable have been recovered. We hope that these measures will improve the collection of the accounts receivable.

As of March 31, 2017, the accounts receivable of a major customer with aging above 365 days are expected to be collected by the end of December 2017. The collecting time indicated below:

Customer	AR with aging above 365 days	Expected amount to be collected by the end of 2017
Customer “A”	2,430,936	2,430,936

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the three months ended March 31, 2017, net cash used in investing activities was $0.

Financing activities

For the three months ended March 31, 2017, the net financing cash inflow was $0.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of March 31, 2017, and during the period prior were not effective.

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

Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP .This material weakness was identified by our Chief Executive Officer and Chief Financial Officer and our plans for remediation are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 31, 2017.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NF Energy Saving Corporation
(Registrant)

Date: May 15, 2017	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: May 15, 2017	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements