Form 10-Q
period 2017-06-30
NF Energy Saving Corp
filed 2017-08-14
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes	☒ No

As of July 9, 2017, the registrant had 7,073,289 shares of common stock, $0.001 par value, issued and outstanding.

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

1

2

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$16,167	$124,637
Accounts receivable, net	7,268,686	6,644,994
Retention receivable, current	594,342	629,680
Inventories	4,765,555	4,606,564
Prepayments and other receivables	3,686,093	3,109,069

Total current assets	16,330,843	15,114,944

Non-current assets:
Property, plant and equipment, net	17,169,305	17,128,235
Land use rights, net	2,588,163	2,555,704
Construction in progress	2,584,696	2,520,234

TOTAL ASSETS	$38,673,007	$37,319,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$4,456,726	$3,404,760
Short-term bank borrowings	5,902,414	5,760,618
Amount due to a related party	431,682	431,682
Other payables and accrued liabilities	948,470	1,014,999

Total current liabilities	11,739,292	10,612,059

TOTAL LIABILITIES	11,739,292	10,612,059

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,073,289 and 7,073,289 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	7,073	7,073
Additional paid-in capital	12,055,825	12,055,825
Deferred compensation	(129,000)	(355,200)
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	1,544,531	858,502
Retained earnings	11,227,652	11,913,224

Total stockholders’ equity	26,933,715	26,707,058

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,673,007	$37,319,117

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
REVENUE, NET:
Product	$1,605,082	$683,754	$2,574,389	$2,236,833
Services	72,322	-	139,056	7,581
Total operating revenues, net	1,677,404	683,754	2,713,445	2,244,414

COST OF REVENUES:
Cost of products	1,321,107	626,086	2,125,186	2,131,189
Cost of services	62,467	-	168,647	203,732
Total cost of revenues	1,383,574	626,086	2,293,833	2,334,921

GROSS PROFIT (LOSS)	293,830	57,668	419,612	(90,507)

OPERATING EXPENSES:
Sales and marketing	36,964	1,385	78,076	13,659
General and administrative	419,108	248,784	846,530	544,243
Total operating expenses	456,072	250,169	924,606	557,902

LOSS FROM OPERATIONS	(162,242)	(192,501)	(504,994)	(648,409)

Other (expense) income:
Interest income	64	89	120	14,419
Interest expense	(96,992)	(84,015)	(178,026)	(185,585)

Total other expense	(96,928)	(83,926)	(177,906)	(171,166)

LOSS BEFORE INCOME TAXES	(259,170)	(276,427)	(682,900)	(819,575)

Income tax expense	(2,163)	(66)	(2,672)	(66)

NET LOSS	$(261,333)	$(276,493)	$(685,572)	$(819,641)

Other comprehensive income (loss):
– Foreign currency translation gain (loss)	442,870	(895,036)	686,029	(699,431)

COMPREHENSIVE INCOME (LOSS)	$181,537	$(1,171,529)	$457	$(1,519,072)

Net loss per share
– Basic	$(0.04)	$(0.04)	$(0.10)	$(0.13)
– Diluted	$(0.04)	$(0.04)	$(0.10)	$(0.13)

Weighted average common shares outstanding
– Basic	7,073,289	6,553,289	7,073,289	6,553,289
– Diluted	7,073,289	6,553,289	7,073,289	6,553,289

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(685,572)	$(819,641)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	405,163	436,336
Stock based compensation	226,200	-
Change in operating assets and liabilities:
Accounts and retention receivable	(403,487)	(309,530)
Inventories	(44,954)	932,939
Prepayments and other receivables	(493,837)	171,978
Accounts payable	954,434	(690,387)
Other payables and accrued liabilities	(84,737)	53,248

Net cash used in operating activities	(126,790)	(225,057)

Cash flows from investing activities:
Payments on construction in progress	(2,392)	-

Net cash used in investing activities	(2,392)	-

Cash flows from financing activities:
Decrease in restricted cash	-	1,836,165
Repayment on bank demand notes	-	(1,828,514)
Proceeds from short-term bank borrowings	5,818,746	6,120,550
Repayment on short-term bank borrowings	(5,818,746)	(6,120,550)

Net cash provided by financing activities	-	7,651

Effect on exchange rate change on cash and cash equivalents	20,712	(8,242)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(108,470)	(225,648)

BEGINNING OF PERIOD	124,637	434,571

END OF PERIOD	$16,167	$208,923

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for tax	$2,672	$66
Cash paid for interest	$178,026	$185,585

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional	Deferred	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	compensation	reserve	income	earnings	equity

Balance as of January 1, 2017	7,073,289	$7,073	$12,055,825	$(355,200)	$2,227,634	$858,502	$11,913,224	$26,707,058

Amortization of deferred compensation	-	-	-	226,200	-	-	-	226,200

Foreign currency translation adjustment	-	-	-	-	-	686,029	-	686,029

Net loss for the period	-	-	-	-	-	-	(685,572)	(685,572)

Balance as of June 30, 2017	7,073,289	7,073	12,055,825	(129,000)	2,227,634	1,544,531	11,227,652	26,933,715

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

In the opinion of management, the consolidated balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered share capital	Effective interest held
Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$5,000,000	100%

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2017, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended June 30, 2017 and 2016 was $15,043 and $15,530, respectively.

Amortization expense for the six months ended June 30, 2017 and 2016 was $30,017 and $31,531, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Period ending June 30:
2018	$60,898
2019	60,898
2020	60,898
2021	60,898
2022	60,898
Thereafter	2,283,673

Total:	$2,588,163

●	Property, plant and equipment

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Depreciation expense for the three months ended June 30, 2017 and 2016 was $187,946 and $129,490, respectively.

Depreciation expense for the six months ended June 30, 2017 and 2016 was $375,146 and $404,805, respectively.

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2017.

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three and six months ended June 30, 2017 and 2016.

(b)	Service revenue

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

For the three and six months ended June 30, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2017, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three and six months ended June 30, 2017 and 2016.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2017	June 30, 2016
Period-end RMB:US$1 exchange rate	6.7769	6.6434
Average period RMB:US$1 exchange rate	6.8743	6.5354

●	Related parties

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 4	ACCOUNTS AND RETENTION RECEIVABLES

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Accounts receivable, cost	$7,998,506	7,357,282
Retention receivable, cost	594,342	629,680
	8,592,848	7,986,962
Less: allowance for doubtful accounts	(729,820)	(712,288)

Accounts and retention receivable, net	$7,863,028	7,274,674

Up to July 2017, the Company has subsequently recovered from approximately 3% of accounts and retention receivable as of June 30, 2017.

NOTE - 5	INVENTORIES

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Raw materials	$550,073	519,500
Work-in-process	515,442	402,425
Finished goods	3,700,040	3,684,639

	$4,765,555	4,606,564

For the three and six months ended June 30, 2017 and 2016, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next six months.

NOTE - 6	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Payable to financial institutions in the PRC:

Equivalent to RMB40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 20, 2017, which is guaranteed by its vendor	-	5,760,618

Equivalent to RMB40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 19, 2018, which is guaranteed by its vendor	5,902,414	-

Total short-term bank borrowings	$5,902,414	$5,760,618

The effective Bank of China Benchmark Lending rate is 6% and 4.6% per annum for the three and six months ended June 30, 2017 and 2016.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 7	AMOUNT DUE TO A RELATED PARTY

As of June 30, 2017, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE - 8	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Customer deposits	$386,533	$487,175
Value added tax payable	10,518	89,471
Accrued operating expenses	449,719	387,981
Other payable	101,700	50,372

	$948,470	$1,014,999

NOTE - 9	INCOME TAXES

NFEC is registered in the State of Delaware and is subject to the tax laws of United States of America.

As of June 30, 2017, the operation in the United States of America incurred $3,559,325 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,210,171 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2017 and 2016 is as follows:

	Six months ended June 30,
	2017	2016

Loss before income taxes from PRC operation	$(427,675)	$(790,616)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(106,918)	(197,654)
Effect from non-deductible items	109,590	197,720

Income tax expense	$2,672	$66

NOTE - 10	STOCKHOLDERS’ EQUITY

As of June 30, 2017, the Company had a total of 7,073,289 shares of its common stock issued and outstanding.

NOTE - 11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended June 30, 2017 and 2016, the customers who account for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2017			June 30, 2017
Customers	Sales	Percentage of sales		Accounts and retention receivable

Customer A	$915,307	55%		$7,740,574
Customer B	444,044	26%		527,001

Total:	$1,359,351	81%	Total:	$8,267,575

	Six months ended June 30, 2017			June 30, 2017
Customers	Sales	Percentage of sales		Accounts and retention receivable

Customer A	$1,632,293	60%		$7,740,574
Customer B	444,044	16%		527,001

Total:	$2,076,337	76%	Total:	$8,267,575

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30, 2016		June 30, 2016
	Sales	Percentage of sales	Accounts and retention receivable

Customer A	$665,765	95%	$7,217,046

	Six months ended June 30, 2016		June 30, 2016
	Sales	Percentage of sales	Accounts and retention receivable

Customer A	$2,103,438	92%	$7,217,046

All customers are located in the PRC.

(b)	Major vendors

For the three and six months ended June 30, 2017 and 2016, the vendors who account for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2017			June 30, 2017
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor D	$379,415	64%		$-
Vendor E	95,325	16%		109,140

Total:	$474,740	80%	Total:	$109,140

	Six months ended June 30, 2017			June 30, 2017
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor D	$379,415	47%		$-
Vendor C	107,376	13%		72,250
Vendor E	95,325	12%		109,140

Total:	$582,116	72%	Total:	$181,390

	Three months ended June 30, 2016		June 30, 2016
	Purchases	Percentage of purchases	Accounts payable

Vendor C	$44,684	15%	$88,207

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2017, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE - 12	SUBSEQUENT EVENTS

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.

•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.

•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power station of China Guodian Corporation ,Qiangui power Ltd , Guizhou Province, Guihang Nenghuan refrigeration engineering Ltd, Shanghai City , Electric power construction corporation (Zambia’s project) , Shandong Province; Lu Electric International Trading corporation, and Shandong Province ( Philippines project).

•	In 2013, the Company received contracts from Zheneng Zhenhai gas thermal power Ltd; Chongqing water turbine factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu iron and steel Ltd; Shandong Electric Power Corporation; Jiajie gas-fired cogeneration branch of Shanxi new energy industry group; and the Amedyan Power Ltd of State Grid; Chuangshi Energy Ltd, Beijing; Peiling Water-resource Development Ltd, Chongqing; Iron and Steel Ltd, Maanshan; Oilfield Construction Group Ltd, Daqing ; Harbin Air-condition Ltd; China resources power (haifeng) Ltd.

•	In 2014, the Company received contracts from LXB Water Supply Co., Ltd. Shandong Luneng Huaneng Power International Trade Company of Taiyuan Dongshan Gas Turbine Thermal Power Co., Ltd., Beijing Sea of Inner Mongolia Coal Gangue Power Co., Ltd. and other companies. At the same time, the Company has also completed the installation of desulfurization, denitration and dust removal systems at the 660T/h boiler room of the Chinese Aviation Company.

•	In 2015, the Company received contracts from Gansu Coal Group Co.Ltd, Nanning Tiefa Valve Co., Ltd, Weinan Dongnan Bureau , Shanxi Ruiguang power Co., Ltd and Harbin Binhe Technology Co., Ltd, Chifeng Jianxi Shangrao water diversion project, Inner Mongolia Caisen hydropower station, Chifeng Xincheng thermal power co., Ltd, Sinkiangr conservancy hub project and Italian Tecnedil International SRL, etc.

•	In 2016, the Company received contracts from the 2*660MW project of a subsidiary of State Grid, Shanxin, a 2*660MW low calorific coal power generation project and the Hubei Huanggang cogeneration project, Jiangsu Guohua Chenjia Gang power co.,Ltd, Shandong electric power construction co.,Ltd , 2*350 MW cogeneration project of Shandong Junan Liyuan Thermal Power Co.,Ltd., 2*1000 MW circulating water system project of Guangdong Datang International Leizhou Power Plant , 2*1000 MW of coal-fired power generating project of Shanxin Shentou Power Co.Ltd, 2*660 MW generator project of North China Power Engineering (Beijing) Co.,Ltd and Liaoning Dahufang reservoir water diversion project etc.

•	In 2017, the Company received contracts from JATIGATE hydroelectric station, Indonesia, Sinkiang Production and Construction Group and Siehuan Dongfa Electric Co.Ltd,China Nuclear Qiqihar environmental protection technology Co. Ltd., for the first phase of an oxidation pond deep processing project; Chongqing water turbine Co., Ltd., for the huangshan dragon hydropower station renovation project in Vietnam; and Chongqing new century electrical Co. Ltd., for the NHESANJEN hydropower station renovation project in Nepal

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

The Company’s revenue is principally derived from two primary sources: Sales of energy saving flow control equipment, and provision of energy project management and sub-contracting services.

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

For most of our contracts, our customers are generally large or stated-owned construction contractors or developers mainly engaged in government-sponsored infrastructure projects such as large hydraulic/aqua-engineering projects, power plants and urban sewage network projects in the PRC. Usually, these infrastructure projects are undertaken in a number of phases over a certain period of time. Our flow control equipment components are generally considered as major or significant components in the development phase of these infrastructure projects. As is standard in our industry practice, we are paid by these contractors and/or developers when they have been paid by the local government or state-owned enterprises after the full inspection of each milestone during each construction phase. Given that the construction of these infrastructure projects are very large, complex, and requires a high of quality level at completion, the inspection process may take a considerable amount of time. Therefore, we may not collect the accounts receivable in a timely manner or only after a period longer than our agreed payment terms.

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

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value
Building	30 - 50 years	5%
Plant and machinery	10 - 20 years	5%
Furniture, fixture and equipment	5 - 8 years	5%

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2017	June 30, 2016
Period-end RMB:US$1 exchange rate	6.7769	6.6434
Average period RMB:US$1 exchange rate	6.8743	6.5354

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

REVENUES

Total revenues were $1,677,404 and $2,713,445 for the three and six months ended June 30, 2017 respectively, as compared to $683,754 and $2,244,414 for the corresponding period in 2016. Total revenues increased by $993,650 and $469,031, or 145.32% and 20.90% for the three and six months ended June 30, 2017, respectively, as compared to total revenues for the three and six months ended June 30, 2016. The increase in total revenue was primarily due to the increases in product revenue.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $1,605,082 and $2,574,389 or 95.69% and 94.88% of total revenues for the three and six months ended June 30, 2017, respectively, as compared to 683,754 and $2,236,833, or 100% and 99.66% of total revenues, for the corresponding period in 2016. Product revenues increased by $921,328 and $337,556, or 134.75% and 15.09%for the three and six months ended June 30, 2017, respectively, as compared to the same period in 2016. The increase in product revenue was primarily due to the increase in total orders.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. Service revenues were $72,322 and $139,056, or 4.31% and 5.12% of total revenues for the three and six months ended June 30, 2017 respectively, as compared to $0 and $7,581, or 0.00% and 0.33% of total revenues for the corresponding period in 2016. Service revenues increased by $72,322 and $131,475, or 100% and 1734.27% for the three and six months ended June 30, 2017, respectively, compared to the corresponding period in 2016. The increase in service revenue was primarily due to the increased in orders relating to product collaboration processing services.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $1,383,574 and $2,293,833for the three and six months ended June 30, 2017 respectively, as compared to $626,086 and $2,334,921 for the corresponding three and six months in 2016, an increase of $757,488 and a decrease of $41,088 or increase by 120.99% and decrease by 1.76%. The decrease in cost of revenues for the six-month period was primarily due to the completion of production relating to the LXB Water Supply Project which lead to an increase in product revenue and a decrease in cost of product .

The overall gross profit for the Company was $293,830 and 419,612 (17.51% and 15.46% margin) for the three and six months ended June 30, 2017, respectively, as compared to $57,668 and gross loss of $90,507 (8.43% and -4.03% margin) for the corresponding three and six months in 2016, respectively, an increase of $236,162 and $510,119, or 409.52% and 563.62%, compared to the corresponding period in 2016. The increase in gross profit margin was primarily due to the increase in product revenues and decrease in cost of revenues.

Cost of Products

Total cost of products was $1,321,107 and $2,125,186 for the three and six months ended June 30, 2017, respectively, as compared to $626,086 and $2,131,189 for the corresponding period in 2016, an increase of $695,021 and a decrease of $6,003, or increase by 111.01% and decrease by 0.28%. This decrease for the six-month period is primarily due to the completion of production relating to the LXB Water Supply Project.

The gross profit for products was $283,975 and $449,203 (17.69% and 17.45% margin) for the three and six months ended June 30, 2017, respectively, as compared to $57,668 and $105,644 (8.43% and 4.72% margin) for the corresponding three and six months in 2016, an increase of $226,307 (392.43%) and $343,559 (325.20%). This increase is primarily due to the increase in product revenues.

Cost of Services

The cost of services was $62,467 and $168,647 for the three and six months ended June 30, 2017, respectively, as compared to $0 and $203,732 for the corresponding period in 2016, an increase of $62,467(increase by 100%) and a decrease of $35,085 (decrease by 17.22%), respectively. This decrease for the six-month period is primarily due to the increase in service revenues and decrease in fixed cost.

The gross profit for services was 9,855 and -$29,591 for the three and six months ended June 30, 2017 respectively, as compared to $0 and -$196,151 (0% and -2587% margin) for the corresponding period in 2016. This increase is primarily due to the increase in service revenues and decrease in fixed cost.

Operating Expenses

Total operating expenses were $456,072 and $924,606 for the three and six months ended June 30, 2017 respectively, as compared to $250,169 and $557,902 for the corresponding period in 2016, an increase of $205,903 and $366,704, respectively. The increase of operating expenses is primarily due to the increase in property taxes and the operating expenses in subsidiaries.

Selling and Marketing Expenses

Selling and marketing expenses were $36,964 and $ 78,076 for the three and six months ended June 30, 2017, respectively, as compared to $1,385 and $ 13,659for the corresponding period in 2016, an increase of $35,579 and $64,417, respectively. This increase is primarily due to the increase in operating expenses in subsidiaries.

General and Administrative Expenses

General and administrative expenses were $419,108 and $846,530 for the three and six months ended June 30, 2017, respectively as compared to $248,784 and $544,243 for the corresponding period in 2016, an increase of $170,324 and $302,287, respectively. The increase of general and administrative expenses is primarily due to the increase in property taxes and the operating expenses in subsidiaries.

Loss from operations

As a result of the factors mentioned above, loss from operations was $162,242 and $504,994 for the three and six months ended June 30, 2017, respectively, as compared to loss from operations of $192,501 and $648,409 for the corresponding three and six months period in 2016, a decrease of $30,259 and $143,415 respectively This decrease is primarily due to the increase in revenues.

Other (Expenses) Income

Other expense were $96,928 and $177,906 for the three and six months ended June 30, 2017 respectively, as compared to $83,926 and $171,166 for the corresponding period in 2016, an increase of $13,002 and $6,740 respectively. This increase is primarily due to the increase in interest expense. As a result, the loss before income taxes was $259,170 and $682,900 for the three and six months ended June 30, 2017 respectively, as compared to the loss before income taxes of $276,427 and $819,575 for the corresponding three and six months period in 2016, a decrease of $17,257 and $136,675,respectively.

Income Tax Expense

For the three and six months ended June 30, 2017, income tax expense was $2,163 and $2,672 respectively, as compared to $66 and $66 for the same period in 2016, an increase of $2,097 and $2,606, or 3177% and 3948%. This increase is primarily due to the increase in the revenues before income taxes coming from the subsidiaries.

As of June 30, 2017, the Company’s operations in the United States of America have resulted in $3,559,325 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2037, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $1,210,171 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s effective income tax rate for the three months and six month ended June 30, 2017 was 25%.

Net loss

As a result of the factors mentioned above, net loss was $261,333 and $685,572 for the three and six months ended June 30, 2017 respectively, as compared to net loss of $276,493 and $819,641 for the corresponding period in 2016, a decrease of $15,160 and $134,069. This decrease is primarily due to the increase in the gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the six months ended June 30, 2017, net cash used in operating activities was -$126,790. This was attributable primarily to net loss of $685,572, adjusted by non-cash items of depreciation and amortization of $405,163, an increase in accounts and retention receivable by $403,487, an increase in inventories by $44,954, an increase in prepayment and other receivable by $493,837, an increase in the accounts payable by $954,434 and a decrease in other payable and accrued liabilities by $84,737.

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

As of June 30, 2017, the increase of inventories was primarily due to the delayed projects so as to cause the failure to delivery these inventories to our clients. It is anticipated that the inventories will be delivered by the end of 2017.

As of June 30, 2017, accounts and retention receivable was $8,592,848, 99.96% and 0.04% of the product revenue and service revenue, respectively.

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

Total	Total	0-90 days	91-180 days	181-365 days	Above 365 days
Product	8,590,148	2,163,920	770,123	2,843,756	2,812,349
Service	2,700	1,224	-	-	1,476
Total	8,592,848	2,165,144	770,123	2,843,756	2,813,825
Less: retention	594,342	51,947	17,939	243,616	280,840
Less: allowance for doubtful accounts	729,820	-	-	-	729,820
Accounts receivable, net	7,268,686	2,113,197	752,184	2,600,140	1,803,165

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. The Company takes appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. Meanwhile, the Company also adopted strict sales polices according to the signed contracts. The Company evaluated the existing customers and potential customers; as well as reducing their credit in the sales and raising the quality of contracts and controls on the doubtful accounts. This year, we have strengthened the team construction of accounts receivable settlement, and we have organized nearly 30 professional people to track the accounts receivable and the customer until the accounts receivable have been recovered. We hope that these measures will improve the collection of the accounts receivable.

As of June 30, 2017, the accounts receivable of a major customer with aging above 365 days are expected to be collected by the end of December 2017. The collecting time indicated below:

Customer	AR with aging above 365 days	Expected to be collected amount by the end of 2017
Customer “A”	2,593,977	7,740,574
Customer “C”	139,436	139,436

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the six months ended June 30, 2017, net cash used in investing activities was $2,392.

Financing activities

For the six months ended June 30, 2017, the net financing cash inflow was $0.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of June 30, 2017, and during the period prior were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NF Energy Saving Corporation
(Registrant)

Date: August 14, 2017	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: August 14, 2017	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

