Form 10-Q
period 2017-09-30
NF Energy Saving Corp
filed 2017-11-14
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes          ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes         ☒ No

As of October 31, 2017, the registrant had 7,073,289 shares of common stock, $0.001 par value, issued and outstanding.

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

1

2

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,828	$124,637
Accounts receivable, net	7,366,416	6,644,994
Retention receivable, current	572,475	629,680
Inventories	5,148,940	4,606,564
Prepayments and other receivables	4,516,417	3,109,069

Total current assets	176,25,076	15,114,944

Non-current assets:
Property, plant and equipment, net	17,291,384	17,128,235
Land use rights, net	2,620,260	2,555,704
Construction in progress	2,625,765	2,520,234

TOTAL ASSETS	$40,162,485	$37,319,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$4,704,682	$3,404,760
Short-term bank borrowings	6,010,970	5,760,618
Amount due to a related party	431,682	431,682
Other payables and accrued liabilities	1,897,579	1,014,999

Total current liabilities	13,044,913	10,612,059

TOTAL LIABILITIES	13,044,913	10,612,059

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,073,289 and 7,073,289 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	7,073	7,073
Additional paid-in capital	12,055,825	12,055,825
Deferred compensation	(64,500)	(355,200)
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	2,034,302	858,502
Retained earnings	10,808,693	11,913,224
Total stockholders’ equity	27,069,027	26,707,058
Non-controlling interest	48,545	-

TOTAL EQUITY	27,117,572	26,707,058

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,162,485	$37,319,117

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
REVENUE, NET:
Product	$1,103,952	$1,366,905	$3,678,341	$3,603,738
Services	37,968	33,447	177,024	41,028
Total operating revenues, net	1,141,920	1,400,352	3,855,365	3,644,766

COST OF REVENUES:
Cost of products	1,082,652	1,462,330	3,207,838	3,593,519
Cost of services	17,319	80,686	185,966	284,418
Total cost of revenues	1,099,971	1,543,016	3,393,804	3,877,937

GROSS PROFIT (LOSS)	41,949	(142,664)	461,561	(233,171)

OPERATING EXPENSES:
Sales and marketing	4,181	1,357	82,257	15,016
General and administrative	378,107	154,245	1,224,637	698,488
Total operating expenses	382,288	155,602	1,306,894	713,504

LOSS FROM OPERATIONS	(340,339)	(298,266)	(845,333)	(946,675)

Other (expense) income:
Other income	-	2,739	-	2,788
Interest income	2,689	-	2,809	14,325
Interest expense	(89,214)	(85,923)	(267,240)	(271,508)
Total other expense	(86,525)	(83,184)	(264,431)	(254,395)

LOSS BEFORE INCOME TAXES	(426,864)	(381,450)	(1,109,764)	(1,201,070)

Income tax expense	(51)	(182)	(2,723)	(248)

NET LOSS	$(426,915)	$(381,632)	$(1,112,487)	$(1,201,318)

Less: Net loss attributable to non-controlling interest	(7,956)	-	(7,956)	-

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(418,959)	$(381,632)	$(1,104,531)	$(1,201,318)

Other comprehensive income (loss):
– Foreign currency translation gain (loss)	489,771	(115,838)	1,175,800	(815,224)

COMPREHENSIVE INCOME (LOSS)	$70,812	$(497,470)	$71,269	$(2,016,542)

Net loss per share
– Basic	$(0.06)	$(0.06)	$(0.16)	$(0.18)
– Diluted	$(0.06)	$(0.06)	$(0.16)	$(0.18)

Weighted average common shares outstanding
– Basic	7,073,289	6,577,831	7,073,289	6,577,831
– Diluted	7,073,289	6,577,831	7,073,289	6,577,831

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,112,487)	$(1,201,318)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	613,797	577,270
Stock based compensation	290,700	38,400
Change in operating assets and liabilities:
Accounts and retention receivable	(340,330)	(400,802)
Inventories	(334,574)	1,591,606
Prepayments and other receivables	(1,205,686)	(77,877)
Accounts payable	1,126,355	(927,553)
Other payables and accrued liabilities	829,762	244,712
Net cash used in operating activities	(132,463)	(155,562)

Cash flows from investing activities:
Payments on construction in progress	3,908	(1,814)
Net cash used in investing activities	3,908	(1,814)

Cash flows from financing activities:
Decrease in restricted cash	-	1,823,919
Repayment on bank demand notes	-	(1,816,319)
Advance from non-controlling interest	16,385	-
Proceeds from short-term bank borrowings	5,877,397	6,079,730
Repayment on short-term bank borrowings	(5,877,397)	(6,079,730)
Net cash provided by financing activities	16,385	7,600

Effect on exchange rate change on cash and cash equivalents	8,361	(11,397)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(103,809)	(161,173)

BEGINNING OF PERIOD	124,637	434,571

END OF PERIOD	$20,828	$273,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for tax	$2,723	$248
Cash paid for interest	$267,240	$271,508

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Transfer from construction in progress to plant and equipment	$-	$6,014,313

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional	Deferred	Statutory	Accumulated other comprehensive	Retained	Total NFEC stockholders’	Non- controlling	Total
	No. of shares	Amount	paid-in capital	compensation	reserve	income	earnings	equity	interest	equity

Balance as of January 1, 2017	7,073,289	$7,073	$12,055,825	$(355,200)	$2,227,634	$858,502	$11,913,224	$26,707,058	$-	$26,707,058

Contribution from non-controlling interest	-	-	-	-	-	-	-	-	56,204	56,204

Amortization of deferred compensation	-	-	-	290,700	-	-	-	290,700	-	290,700

Foreign currency translation adjustment	-	-	-	-	-	1,175,800	-	1,175,800	297	1,176,097

Net loss for the period	-	-	-	-	-	-	(1,104,531)	(1,104,531)	(7,956)	(1,112,487)
Balance as of September 30, 2017	7,073,289	$7,073	$12,055,825	$(64,500)	$2,227,634	$2,034,302	$10,808,693	$27,069,027	$48,545	$27,117,572

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

In the opinion of management, the consolidated balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$5,000,000	100%

Liaoning Nengfa Tiefa Import & Export Co. Ltd (“Nengfa Tiefa Import & Export”)	The PRC, a limited liability company	Development and production of hi-tech and automatic-intelligence valve products	RMB877,192	57%

NFEC and its subsidiaries are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

●	Non-controlling interests

Non-controlling interests represent the equity interest in the capital contributions, income and loss of less than wholly-owned and consolidated entities that is not attributable to the Company.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired.

●	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company quarterly reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2017, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended September 30, 2017 and 2016 was $15,463 and $15,515, respectively.

Amortization expense for the nine months ended September 30, 2017 and 2016 was $45,480 and $47,046, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Period ending September 30:
2018	$62,018
2019	62,018
2020	62,018
2021	62,018
2022	62,018
Thereafter	2,310,170

Total:	$2,620,260

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

Depreciation expense for the three months ended September 30, 2017 and 2016 was $193,171 and $125,419, respectively.

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $568,317 and $530,224, respectively.

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended September 30, 2017.

●	Revenue recognition

The Company offers of the following products and service to its customers:

(a)	Sales of energy saving flow control equipment; and
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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three and nine months ended September 30, 2017 and 2016.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

For the three and nine months ended September 30, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2017, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5% to 10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three and nine months ended September 30, 2017 and 2016.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2017	September 30, 2016
Period-end RMB:US$1 exchange rate	6.65450	6.66938
Average period RMB:US$1 exchange rate	6.80573	6.57924

●	Related parties

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●	Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–4	ACCOUNTS AND RETENTION RECEIVABLES

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Accounts receivable, cost	$8,109,659	$7,357,282
Retention receivable, cost	572,475	629,680
	8,682,134	7,986,962
Less: allowance for doubtful accounts	(743,243)	(712,288)
Accounts and retention receivable, net	$7,938,891	$7,274,674

As of October 31, 2017, the Company has subsequently recovered from approximately 2% of accounts and retention receivable as of September 30, 2017.

NOTE–5	INVENTORY

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Raw materials	$592,998	$519,500
Work-in-process	612,238	402,425
Finished goods	3,943,704	3,684,639
	$5,148,940	$4,606,564

For the three and nine months ended September 30, 2017 and 2016, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next twelve months.

NOTE–6	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	September 30, 2017	December 31, 2016
Payable to financial institutions in the PRC:

Equivalent to RMB40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 20, 2017, which is guaranteed by its vendor	$-	$5,760,618

Equivalent to RMB40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 19, 2018, which is guaranteed by its vendor	6,010,970	-
Total short-term bank borrowings	$6,010,970	$5,760,618

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The effective Bank of China Benchmark Lending rate is 6% and 6% per annum for the three and nine months ended September 30, 2017 and 2016.

NOTE–7	AMOUNT DUE TO A RELATED PARTY

As of September 30, 2017, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NOTE–8	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Customer deposits	$608,927	$487,175
Advance from employees	675,086	-
Value added tax payable	12,563	89,471
Accrued operating expenses	555,239	387,981
Other payable	45,764	50,372
	$1,897,579	$1,014,999

NOTE–9	INCOME TAXES

NFEC is incorporated in the State of Delaware and is subject to the tax laws of United States of America.

As of September 30, 2017, the operations in the United States of America incurred $3,638,325 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,237,031 on the expected future tax benefits from the net operating loss carryforwards as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine months ended September 30,
	2017	2016

Loss before income taxes from PRC operation	$(709,663)	$(1,119,393)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(177,416)	(279,848)
Effect from non-deductible items	180,139	280,096
Income tax expense	$2,723	$248

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–10	STOCKHOLDERS’ EQUITY

As of September 30, 2017, the Company had a total of 7,073,289 shares of its common stock issued and outstanding.

NOTE–11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2017 and 2016, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2017			September 30, 2017
Customers	Sales	Percentage of sales		Accounts and retention receivable

Customer A	$828,573	73%	Total:	$7,889,415

		Nine months ended September 30, 2017			September 30, 2017
Customers		Sales	Percentage of sales		Accounts and retention receivable

Customer A		$2,460,866	64%		$7,889,415
Customer B		448,519	12%		461,557

	Total:	$2,909,385	76%	Total:	$8,350,972

	Three months ended September 30, 2016		September 30, 2016
	Sales	Percentage of sales	Accounts and retention receivable

Customer A	$1,338,045	96%	$7,218,593

	Nine months ended September 30, 2016		September 30, 2016
	Sales	Percentage of sales	Accounts and retention receivable

Customer A	$3,441,483	94%	$7,218,593

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

All major customers are located in the PRC.

(b)	Major vendors

For the three and nine months ended September 30, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balances as at period-end dates, are presented as follows:

		Three months ended September 30, 2017			September 30, 2017
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor D		$74,550	37%		$-
Vendor E		84,261	42%		147,035

	Total:	$158,811	79%	Total:	$147,035

		Nine months ended September 30, 2017			September 30, 2017
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor D		453,965	45%		-
Vendor E		179,586	18%		147,035

	Total:	$633,551	63%	Total:	$147,035

	Three months ended September 30, 2016		September 30, 2016
	Purchases	Percentage of purchases	Accounts payable

Vendor C	$88,350	33%	$129,011
Vendor D	155,972	59%	705

	244,322	92%	129,716

		Nine months ended September 30, 2016			September 30, 2016
Vendors		Purchases	Percentage of purchases		Accounts payable

Vendor A		$117,460	20%		$158,947
Vendor B		85,510	15%		-
Vendor C		562,590	23%		129,011
Vendor D		155,972	27%		705

	Total:	$921,532	85%	Total:	$288,663

All vendors are located in the PRC.

(c)	Credit risk

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2017, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

NOTE–12	SUBSEQUENT EVENTS

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

On October 4, 2010, our common stock commenced trading on the Nasdaq Global Market. On March 7, 2012, upon approval by Nasdaq, our common stock transferred from the Nasdaq Global Market to the Nasdaq Capital Market, Our common stock trades on the Nasdaq Stock Market under the ticker symbol “NFEC”.

On November 26, 2015, a new company devoting to intelligent products was set up which is named “Liaoning Nengfa Weiye Smart Valve Technology Co. Ltd”. (“Nengfa Smart Valve”). “Liaoning Nengfa Weiye Energy Technology Co. Ltd” owns approximately 40% of the shares in this new company. On March 8, 2017, “Liaoning Nengfa Weiye Smart Valve Technology Co. Ltd was renamed by “Liaoning Nengfa Tiefa Import and Export Sales Company” in order to make further business activities.

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

The current principal development focus of NFEC is to improve the product, such as large intelligent flow control facility and to provide our Company with more advanced technology to supply high grade energy efficient and safety reliant products for high end markets.

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.

•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.

•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power station of China Guodian Corporation, Qiangui power Ltd, Guizhou Province, Guihang Nenghuan refrigeration engineering Ltd, Shanghai City, Electric power construction corporation (Zambia’s project), Shandong Province; Lu Electric International Trading corporation, and Shandong Province ( Philippines project).

•	In 2013, the Company received contracts from Zheneng Zhenhai gas thermal power Ltd; Chongqing water turbine factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu iron and steel Ltd; Shandong Electric Power Corporation; Jiajie gas-fired cogeneration branch of Shanxi new energy industry group; and the Amedyan Power Ltd of State Grid; Chuangshi Energy Ltd, Beijing; Peiling Water-resource Development Ltd, Chongqing; Iron and Steel Ltd, Maanshan; Oilfield Construction Group Ltd, Daqing ; Harbin Air-condition Ltd; China resources power (haifeng) Ltd.

•	In 2014, the Company received contracts from LXB Water Supply Co., Ltd. Shandong Luneng Huaneng Power International Trade Company of Taiyuan Dongshan Gas Turbine Thermal Power Co., Ltd., Beijing Sea of Inner Mongolia Coal Gangue Power Co., Ltd. and other companies. At the same time, the Company has also completed the installation of desulfurization, denitration and dust removal systems at the 660T/h boiler room of the Chinese Aviation Company.

•	In 2015, the Company received contracts from Gansu Coal Group Co. Ltd, Nanning Tiefa Valve Co., Ltd, Weinan Dongnan Bureau, Shanxi Ruiguang power Co., Ltd and Harbin Binhe Technology Co., Ltd, Chifeng Jianxi Shangrao water diversion project, Inner Mongolia Caisen hydropower station, Chifeng Xincheng thermal power co., Ltd, Sinkiangr conservancy hub project and Italian Tecnedil International SRL, etc.

•	In 2016, the Company received contracts from the 2*660MW project of a subsidiary of State Grid, Shanxin, a 2*660MW low calorific coal power generation project and the Hubei Huanggang cogeneration project, Jiangsu Guohua Chenjia Gang power co.,Ltd, Shandong electric power construction co., Ltd, 2*350 MW cogeneration project of Shandong Junan Liyuan Thermal Power Co., Ltd., 2*1000 MW circulating water system project of Guangdong Datang International Leizhou Power Plant, 2*1000 MW of coal-fired power generating project of Shanxin Shentou Power Co. Ltd, 2*660 MW generator project of North China Power Engineering (Beijing) Co., Ltd and Liaoning Dahufang reservoir water diversion project etc.

•	In 2017, the Company received contracts from JATIGATE hydroelectric station, Indonesia, Sinkiang Production and Construction Group and Siehuan Dongfa Electric Co. Ltd,China Nuclear Qiqihar environmental protection technology Co. Ltd., for the first phase of an oxidation pond deep processing project; Chongqing water turbine Co., Ltd., for the huangshan dragon hydropower station renovation project in Vietnam; and Chongqing new century electrical Co. Ltd., for the NHESANJEN hydropower station renovation project in Nepal,Zhejiang Zhenhai power plant coal-fired units move renovation project, Wanhua chemical (Ningbo) electric co., Ltd. Valve supply water system project, Chongqing New Century electrical co., Ltd power projects in Pakistan.

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

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers over a period from one to nine months. When the Company completes production in accordance with the customer’s specification, the customer is required to inspect the finished products at the Company’s plant to approve quality and conformity and make final acceptance. Once the product is accepted by the customer, the Company undertakes delivery to the customer, usually within a month.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	September 30, 2017	September 30, 2016
Period-end RMB:US$1 exchange rate	6.65450	6.66938
Average period RMB:US$1 exchange rate	6.80573	6.57924

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

REVENUES

Total revenues were $1,141,920 and $3,855,365 for the three and nine months ended September 30, 2017 respectively, as compared to $1,400,352 and $3,644,766 for the corresponding period in 2016. Total revenues decreased by $258,432 and increased by $210,599, or 18.45% and 5.78% for the three and nine months ended September 30, 2017, respectively, as compared to total revenues for the three and nine months ended September 30, 2016. The increase in total revenue for the nine months was primarily due to the increase in service revenue.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $1,103,952 and $3,678,341 or 96.67% and 95.40% of total revenues for the three and nine months ended September 30, 2017, respectively, as compared to 1,366,905and $3,603,738, or 97.61% and 98.87% of total revenues, for the corresponding period in 2016. Product revenues decreased by $262,953 and increased by $74,603, or 19.23% and 2.07%for the three and nine months ended September 30, 2017, respectively, as compared to the same period in 2016. The increase in product revenue over the prior nine-month period was primarily due to the increase in total orders.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. Service revenues were $37,968 and $177,024, or 3.32% and 4.59% of total revenues for the three and nine months ended September 30, 2017 respectively, as compared to $33,447and $41,028, or 2.38% and 1.12% of total revenues for the corresponding period in 2016. Service revenues increased by $4,521 and $135,996, or 13.52% and 331.47% for the three and nine months ended September 30, 2017, respectively, compared to the corresponding period in 2016. The increase in service revenue was primarily due to the increased in orders relating to product collaboration processing services.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $1,099,971 and $3,393,804 for the three and nine months ended September 30, 2017 respectively, as compared to $1,543,016 and $3,877,937 for the corresponding three and nine months in 2016, a decrease of $443,045 and $484,133 or 28.71% and 12.48%. The decrease in cost of revenues for the nine-month period was primarily due to the completion of production relating to the LXB Water Supply Project which lead to an increase in product revenue and a decrease in cost of product.

The overall gross profit for the Company was $41,949 and 461,561 (3.67% and 11.97% margin) for the three and nine months ended September 30, 2017, respectively, as compared to -$142,664 and -$233,171 (-10.18% and -6.39% margin) for the corresponding three and nine months in 2016, respectively, an increase of $184,613 and $694,732, or 129.40% and 297.95% as compared to the corresponding period in 2016. The increase in gross profit margin was primarily due to the increase in product revenues derived from higher margined products.

Cost of Products

Total cost of products was $1,082,652 and $3,207,838 for the three and nine months ended September 30, 2017, respectively, as compared to $1,462,330 and $3,593,519 for the corresponding period in 2016, a decrease of $379,678 and $385,681, or 25.96% and 10.73%. This decrease for the nine-month period is primarily due to the decreased in cost of product relating to the LXB Water Supply Project.

The gross profit for products was $21,300 and $470,503(1.93% and 12.79% margin) for the three and nine months ended September 30, 2017, respectively, as compared to -$95,425 and $10,219 (-6.98% and 0.28% margin) for the corresponding three and nine months in 2016, an increase of $116,725 and $460,284 or 122.32% and 4504.20%. This increase is primarily due to the increase in product revenues derived from higher margined products.

Cost of Services

The cost of services was $17,319 and $185,966 for the three and nine months ended September 30, 2017, respectively, as compared to $80,686 and $284,418 for the corresponding period in 2016, a decrease of $63,367 and 98,452 or 78.53% and 34.61%,respectively. This decrease for the nine-month period is primarily due to the increase in service revenues this year and the decrease in amortization of fix costs from last year.

The gross profit for services was 20,649 and -$8,942 for the three and nine months ended September 30, 2017 respectively (54.38% and -5.05% margin), as compared to -$47,239 and -$243,390 (-141.23% and --593.22% margin) for the corresponding period in 2016. This increase is primarily due to the decrease in amortization of fix costs relating to service revenue from last year.

Operating Expenses

Total operating expenses were $382,288 and $1,306,894 for the three and nine months ended September 30, 2017 respectively, as compared to $155,602 and $713,504 for the corresponding period in 2016, an increase of $226,686 and $593,390, respectively. The increase of operating expenses is primarily due to the increase in property taxes and the operating expenses in subsidiaries.

Selling and Marketing Expenses

The selling and marketing expenses were $4,181 and $82,257 for the three and nine months ended September 30, 2017, respectively, as compared to $1,357 and $15,016 for the corresponding period in 2016, an increase of $2,824 and $67,241, respectively. This increase is primarily due to the increase of operating expenses in subsidiaries.

General and Administrative Expenses

General and administrative expenses were $378,107 and $1,224,637 for the three and nine months ended September 30, 2017, respectively as compared to $154,245 and $698,488 for the corresponding period in 2016, an increase of $223,862 and $526,149, respectively. The increase of general and administrative expenses is primarily due to the increase in property taxes and the operating expenses in subsidiaries. The property taxes increased by $41,608 ( or 64%) as compared to last year.

Loss from operations

As a result of the factors mentioned above, loss from operations was $340,339 and $845,333 for the three and nine months ended September 30, 2017, respectively, as compared to loss from operations of $298,266 and $946,675 for the corresponding three and nine months period in 2016, an increase of $42,073 with respect to the three-month period and a decrease of $101,342 with respect to the nine-month period. This increase for the three-month period is primarily due to the increase in operating expenses and the decrease for the nine-month period is primarily due to the increase in gross profit.

Other (Expenses) Income

Other expense were $86,525 and $264,431 for the three and nine months ended September 30, 2017 respectively, as compared to $83,184 and $254,395 for the corresponding period in 2016, an increase of $3,341 and $10,036, respectively. This increase is primarily due to the increase in interest expense with respect to the three-month period and the decrease in interest income with respect to the nine-month period. As a result, the loss before income taxes was $426,864 and $1,109,764 for the three and nine months ended September 30, 2017, respectively, as compared to the loss before income taxes of $381,450 and $1,201,070 for the corresponding three and nine months period in 2016, an increase of $45,414 and a decrease of $91,306, respectively.

Income Tax Expense

For the three and nine months ended September 30, 2017, income tax expense was $51 and $2,723 respectively, as compared to $182 and $248 for the same period in 2016, a decrease of $131 and an increase of $2,475, or decrease of 71.97% and increase of 997.98%. This increase is primarily due to the increase in the revenues before income taxes coming from the subsidiaries.

As of September 30, 2017, the Company’s operations in the United States of America have resulted in $3,638,325 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forward will begin to expire in 2037, if not utilized. The Company has provided for a valuation allowance against the deferred tax assets of $1,237,031 on the expected future tax benefits from the net operating loss carry forward as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s effective income tax rate for the three months and nine month ended September 30, 2017 was 15%.

Net loss

As a result of the factors mentioned above, net loss was $426,915 and $1,112,487 for the three and nine months ended September 30, 2017, respectively, as compared to net loss of $381,632 and $1,201,318 for the corresponding period in 2016, an increase of $45,283 with respect to the three-month period and a decrease of $88,831 with respect to the nine-month period. This increase in net loss for three months ended September 30, 2017 is primarily due to the increase in operating expenses and the decrease in operating revenues and the decrease in net loss for nine months ended September 30, 2017 is primarily due to the increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the nine months ended September 30, 2017, net cash used in operating activities was -$132,463. This was attributable primarily to net loss of $1,112,487, adjusted by non-cash items of depreciation and amortization of $613,797, an increase in accounts and retention receivable by $340,330, an increase in inventories by $334,574, an increase in prepayment and other receivable by $1,205,686, an increase in the accounts payable by $1,126,355and an increase in other payable and accrued liabilities by $829,762.

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

As of September 30, 2017, the increase of inventories was primarily due to a delayed project resulting in the failure to delivery these inventories to our clients. It is anticipated that the inventories will be delivered by the end of 2017.

As of September 30, 2017, accounts and retention receivable was $8,674,188 and $7,946, 99.90% and 0.10% of the product revenue and service revenue, respectively.

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

Items	Total	0-90 days	91-180 days	181-365 days	Above 365 days
Product	8,674,188	613,083	2,066,841	2,074,794	3,919,470
Service	7,946	6,443	-	-	1,503
Total	8,682,134	619,526	2,066,841	2,074,794	3,920,973
Less: retention	572,475	41,816	67,414	114,449	348,796
Less: allowance for doubtful	743,243	-	-	-	743,243
Accounts receivable, net	7,366,416	577,710	1,999,427	1,960,345	2,828,934

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. The Company takes appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. Meanwhile, the Company also adopted strict sales polices according to the signed contracts. The Company evaluated the existing customers and potential customers; as well as reducing their credit in the sales and raising the quality of contracts and controls on the doubtful accounts. This year, we have strengthened the team of accounts receivable settlement, and we have organized nearly 30 professional people to track the accounts receivable and the customer until the accounts receivable have been recovered. We anticipate that these measures will improve the collection of the accounts receivable.

As of September 30, 2017, the accounts receivable of a major customer with aging above 365 days are expected to be collected by the end of 2017. The collecting time indicated below:

Customer	AR with aging above 365 days	Expected to be collected amount by the end of 2017
Customer “A”	3,694,064	1,108,219
Customer “C”	142,001	42,600

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the nine months ended September 30, 2017, net cash used in investing activities was $3,908.

Financing activities

For the nine months ended September 30, 2017, the net financing cash inflow was $16,385.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of September 30, 2017, and during the period prior were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NF Energy Saving Corporation
(Registrant)

Date: November 14, 2017	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: November 14, 2017	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

