Form 10-K
period 2017-12-31
NF Energy Saving Corp
filed 2018-03-30
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2017

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

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No ☒

As of June 30, 2017, the aggregate market value of the common equity held by non-affiliates of the registrant was $6,436,693 based on the price of $0.91 per share which the registrant’s common stock was last sold.

As of March 22, 2018, there were 7,573,289 shares of the registrant’s common stock outstanding.

NF ENERGY SAVING CORPORATION

FORM 10-K

PART I

ITEM 1. BUSINESS

The Company

As used herein the terms “we”, “us”, “our,” “NFEC” and the “Company” means, NF Energy Saving Corporation, a Delaware corporation, formerly known as NF Energy Saving Corporation of America, Diagnostic Corporation of America, Global Broadcast Group, Inc., and Galli Process, Inc. These terms also include our subsidiaries, Liaoning Nengfa Weiye Energy Technology Company Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“PRC”), and Liaoning Nengfa Tiefa Import & Export Co., Ltd., a limited liability corporation organized and existing under the laws of the PRC.

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

On November 26, 2015 , a new company devoting to intelligent products was set up which is named by “Liaoning Nengfa Weiye Smart Valve Technology Co. Ltd”. (“Nengfa Smart Valve”). On March 8, 2017, “Liaoning Nengfa Weiye Smart Valve Technology Co. Ltd was named by “Liaoning Nengfa Tiefa Import and Export Co., Ltd.” in order to make further business activities. Liaoning Nengfa Weiye Energy Technology Co., Ltd. Owns approximately 57% of the shares in this Company.

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

In 2015, the Company received contracts from Gansu Coal Group Co. Ltd, Nanning Tiefa Valve Co., Ltd, Weinan Dongnan Bureau , Shanxi Ruiguang power Co., Ltd and Harbin Binhe Technology Co., Ltd,,Chifeng Jianxi Shangrao water diversion project, Inner Mongolia Caisen hydropower station, Chifeng Xincheng thermal power co., Ltd , Sinkiangr conservancy hub project and Italian Tecnedil International SRL, etc

In 2016, the Company received contracts from the 2*660MW project of a subsidiary of State Grid, Shanxin, a 2*660MW low calorific coal power generation project and the Hubei Huanggang cogeneration project, Jiangsu Guohua Chenjia Gang power co., Ltd, Shandong electric power construction co., Ltd , 2*350 MW cogeneration project of Shandong Junan Liyuan Thermal Power Co.,Ltd., 2*1000 MW circulating water system project of Guangdong Datang International Leizhou Power Plant , 2*1000 MW of coal-fired power generating project of Shanxin Shentou Power Co.Ltd, 2*660 MW generator project of North China Power Engineering (Beijing) Co.,Ltd and Liaoning Dahufang reservoir water diversion project etc.

In 2017, the Company received contracts from JATIGATE hydroelectric station, Indonesia, Sinkiang Production and Construction Group and Siehuan Dongfa Electric Co.Ltd, China Nuclear Qiqihar environmental protection technology Co. Ltd., for the first phase of an oxidation pond deep processing project; Chongqing water turbine Co., Ltd., for the huangshan dragon hydropower station renovation project in Vietnam; and Chongqing new century electrical Co. Ltd., for the NHESANJEN hydropower station renovation project in Nepal, Zhejiang Zhenhai power plant coal-fired units move renovation project, Wanhua chemical (Ningbo) electric co., Ltd. Valve supply water system project, Chongqing New Century electrical co., Ltd power projects in Pakistan , China Nuclear Qiqihar environmental protection technology Co. Ltd., for the first phase of an oxidation pond deep processing project, Chongqing water turbine Co., Ltd., for the huangshan dragon hydropower station renovation project in Vietnam, Chongqing new century electrical Co. Ltd., for the NHESANJEN hydropower station renovation project in Nepal etc.

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

Markets and Customers

The transport of water and fluid energy, such as oil, gas, steam and hot water depends on pipelines. The intelligent flow control device supplied by NF Energy is an important part in the fluid energy transportation systems. According to “one belt and road initiative” , China plans to invest 4 trillion yuan in the next 5 to 10 years into water conservancy projects, the average annual investment is 400 billion yuan, the investment relating to valves is approximately 40 billion yuan per year. Since it was founded in 2006, the Company has supplied its products to many projects of this national water works, including the middle and northern Guangxi Xijiang River Water Diversion Project, Shenzhen Water Supply Project, Shanghai Water Diversion Project, and the 7 urban water supply projects in Liaoning Province, three curved water diversion projects in Dandong, and other major domestic water diversion projects. We have the best industry performance in water supply projects so as to be awarded as “ king of butterfly valve” in water diversion industry. At the same time, we also provide flow control devices and equipment for supercritical thermal power plants and ultra-supercritical coal-fired power plants as well as domestic hydro power generation market which are dominated by China's state-owned five big power groups. More than 80% of the Company’s annual revenues come from these markets and customers.

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

Raw Materials

The major raw materials for our production are stainless steel, steel and copper, rubber parts. We source our materials locally in China. Nengfa Energy is located in Liaoning Province which is China’s largest production base for iron and steel. We have stable long term supply arrangements for our principal raw material suppliers based on long standing business relationships. Since we are located close to the supplies of many of our essential raw materials, we enjoy price and transportation cost advantages over our competitors and competing users. Through our advanced technology and our management of raw materials, we are able to manage and improve our consumption rates of the raw materials we use in production, which results in lower operating expense and extension of our inventories.

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

Research and Development

The research and development expenses are to develop new products or new production technologies. The research and development expenses include the materials and labor costs, application fees for patents and significant improvements to existing products. We incurred $73,238 and $96,572 of research and development expenses in 2017 and 2016, respectively.

Employees

As of December 31, 2017, there were 220 employees including 31 technical staff working in our subsidiaries located in China. We believe we have a good relationship with our employees.

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

We incurred a net loss of $1,578,415 for 2017 and $1,817,579 for 2016. Our ability to generate net income is dependent upon generating sufficient revenues. If we are unable to generate sufficient revenues, our results of operations and financial condition may be adversely affected.

We are subject to the risks of any growing enterprise, any one of which could limit our growth and our product and market development.

Our operating history makes it difficult to predict how our businesses will develop and where the Company will find success. This is especially true in respect of our expansion into areas other than flow valve technology and their design, sales and installation. Accordingly, we face all of the risks and uncertainties encountered by companies in similar stages of development, such as: (i) uncertain and continued market acceptance for our product extensions and our services; (ii) the evolving nature of the wind energy equipment industry in the PRC, where significant consolidation may occur, leading to the formation of companies which may be better able to compete with us than is currently the case; (iii) the fragmented nature of the boiler and furnace business which may limit our ability to penetrate the market and provide comprehensive solutions on a sufficiently wide basis to make the business profitable; (iv) changing competitive conditions, technological advances or customer preferences could adversely affect the sales of our products or services; (v) maintaining our competitive position in the PRC and competing with Chinese and international companies, many of which have longer operating histories and greater financial resources than us; (vi) continuing to offer commercially successful products to attract and retain a larger base of direct customers and ultimate users; (vii) maintaining effective control of our costs and expenses; and (viii) retaining our management and skilled technical staff and recruiting additional key employees.

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

We derive a substantial part of our revenues from several major customers, therefore if we lose any of these customers or they reduce the amount of business they do with us in the future, our revenues may be affected

Our largest customer, Nengfa Weiye Tieling Valve Joint Stock Co. Ltd, accounted for 48% of our revenues for the year ended December 31, 2017. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be materially and adversely affected. Although we have a strategic partnership with our largest customer and a preferred provider agreement with our first largest customer until 2021, there can be no assurance that these customers will continue to provide the current level of demand or will not seek to modify or terminate their respective agreements.

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

We have not paid dividends on our common stock in 2017 or 2016, and we do not anticipate paying any dividends in the near future. Investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

PART II

ITEM5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.001 par value, began trading on the OTC Bulletin Board (“OTCBB”) on December 4, 2004 under the symbol “DGNA.OB”. The symbol after the Company’s name change to NF Energy Saving Corporation of America was “NFES.OB”. On August 26, 2009, the Company further changed its name to NF Energy Saving Corporation, and the symbol was changed to “NFEC.OB”.. On October 4, 2010, the Company commenced trading on the Nasdaq Global Market, under the symbol “NFEC”. On March 7, 2012, the trading for the common stock was changed to the Nasdaq Capital Market. The following table sets forth the high and low bid prices for our common stock for the years ended December 31, 2017 and 2016 and for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 16, 2018, the closing price was $1.02 per share.

	Common Stock (Adjusted Stock Price)
	High	Low
Fiscal year ends at December 31, 2017
First quarter	$1.16	$0.98
Second quarter	$1.24	$0.83
Third quarter	$1.15	$0.76
Fourth quarter	$1.18	$0.83

Fiscal year ends at December 31, 2016
First quarter	$1.04	$0.60
Second quarter	$0.91	$0.66
Third quarter	$1.75	$0.68
Fourth quarter	$1.36	$0.75

Record Holders

As of December 31, 2017, we had 1,348 common shareholders of record.

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

 (a) Sale of products

The Company derives a majority of its revenues from the sale of energy saving flow control equipment. Generally, the energy saving flow control equipment is manufactured and configured to customer requirements. The Company typically produces the energy saving flow control equipment for customers during a period from one to six months. When the Company completes the production in accordance with the customer’s specification, the customer is required to inspect the finished products for quality and suitability, to its full satisfaction, then the Company makes delivery to the customer

The Company recognizes revenue from the sale of such finished products upon delivery to the customers, when the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. As of December 31, 2017 and 2016, there were no refunds regarding our products.

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

As at December 31, 2017 and 2016, the Company had no benefit or penalties regarding its income taxes. As of December 31, 2017, there are also no any significant uncertain tax items.

The main operations of the company are located in the PRC and have jurisdiction under the local tax law. As a result of these operations, the company’s tax returns are subject to examination by a foreign tax authority. As of December 31, 2017, the Company filed and cleared the tax returns of 2017 with the appropriate local PRC tax authority.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2017	2016
Year-end RMB:US$ exchange rate	6.5064	6.9437
Annual average RMB:US$ exchange rate	6.7570	6.6430

RESULTS OF OPERATIONS

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $8,508,173 and $6,041,261 for the years ended December 31, 2017 and 2016, respectively. Total revenues increased by $2,466,912, or 40.83%, for the year ended December 31, 2017 compared to total revenues for the year ended December 31, 2016. The increase in total revenue was due to the delivered goods that have been confirmed as revenue, which resulted in an increase in total revenue.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and energy saving flow control equipment. Product revenues were $8,267,174 and $5,961,098 for the years ended December 31, 2017 and 2016, respectively. Product revenues for the year ended December 31, 2017 increased by $2,306,076 or 38.68%, compared to the product revenue for the year ended December 31, 2016. The increase in product revenue was due to the delivered goods that have been confirmed as revenue which, resulted in an increase in total revenue.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Service revenues were $240,999 and $80,163 for the years ended December 31, 2017 and 2016, respectively, an increase of $160,836 or 200.63%. The increase in service revenue was primarily due to the increase in orders relating to product collaboration processing services, which led to an increase the service revenues.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $7,591,659 and $5,892,492 for the years ended December 31, 2017 and 2016, respectively. The total cost of revenues increased by $1,699,167 or 28.83% for the year ended December 31, 2017 compared to the total cost of revenues for the year ended December 31, 2016. The increase in cost of revenues was primarily due to the increase in total revenues.

The overall gross profit for the Company was $916,514 and $148,769, or 10.77% and 2.46%, of total revenues, for the years ended December 31, 2017 and 2016, respectively.

Cost of Products

Total cost of product revenues was $7,378,113 and $5,827,978 for the years ended December 31, 2017 and 2016, respectively. The cost of products increased by $1,550,135 or 26.59% for the year ended December 31, 2017 compared to the cost of products for the year ended December 31, 2016. The increase in cost of products was primarily due to the increase in total revenues

The gross profit for products was $889,061 and $133,120, and the gross profit margin was 10.75% and 2.20% for the years ended December 31, 2017 and 2016, respectively.

Cost of Service

Total cost of service revenues was $213,546 and $64,514 for the years ended December 31, 2017 and 2016, respectively. The cost of service revenues increased by $149,032 or 231% for the year ended December 31, 2017 compared to the cost of revenues for the year ended December 31, 2016. The increase was primarily due to the increase in service revenue. The gross margin for services was $27,453 and $15,649, or 11.39% and 19.52%, for the years ended December 31, 2017 and 2016, respectively.

Operating Expenses

The total operating expenses were $2,111,585 and $1,628,819 or 24.81% and 26.96% of operating income, for the years ended December 31, 2017 and 2016, respectively. The total operating expenses increased by $482,766 or 29.63% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase of operating expenses is mainly due to increases in property taxes and operating expenses of our subsidiaries.

Sales and marketing expenses

The total sales and marketing expenses were $63,451 and $35,820, or 0.75% and 0.59%, of total revenues, for the years ended December 31, 2017 and 2016, respectively. The increase is primarily due to increased consulting expenses of our subsidiaries.

General and administrative expenses

General and administrative expenses were $2,048,134 and $1,592,999, or 24.07%% and 26.37%, of total revenue, for the year ended December 31, 2017 and 2016, respectively. General and administrative expenses increased by $455,135 or 28.57%. The increase of general and administrative expenses is primarily due to the increases in property taxes and operating expenses of our subsidiaries. Property taxes increased by $55,322 (or 62.43%) as compared to last year.

Loss from Operations

As a result of the foregoing, our loss from operations was $1,195,071 and $1,480,050 for the year ended December 31, 2017 and 2016, respectively. The decrease of loss from operations was $284,979 or 19%. This decrease in loss from operations is primarily due to the increase in total revenues, partially offset by the increase in operating expenses.

Other Expenses

For the year ended December 31, 2017, other expense was $380,600 as compared to $337,283 for the year ended December 31, 2016, which increased by $43,317 or 12.84%. The increase in other expenses was due to the decrease of the interest revenue and the increase of financial service charges.

Income Tax Expenses

For the years ended December 31, 2017 and 2016, income tax expenses were $2,744 and $246, respectively. The increase of the income tax expenses was $2,498 or 1015.44%.

As of December 31, 2017, the Company’s operations in the United States of America incurred $3,922,063 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $823,633 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net loss

As a result of the foregoing, we recorded a net loss of $1,578,415, a 18.55% loss margin on revenue for the year ended December 31, 2017, as compared to net loss of $1,817,579, a 30.08% loss margin on revenues, for the year ended December 31, 2016. The net loss for the year ended December 31, 2017 decreased by $239,164 or 13.15%, as compared to the year ended December 31, 2016. The decrease of net loss is primarily due to the increase of both product revenues and the gross profit, partially offset by the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the year ended December 31, 2017, net cash used in operating activities was $908,229. This was attributable primarily to net loss of $1,578,415, adjusted by non-cash items of depreciation and amortization of $944,012 an increase in accounts and retention receivable by $4,814,628, a decrease in inventories by $2,746,175, an increase in prepayment and other receivable by $316,621, an increase in the accounts payable by $330,012 and an increase in other payable and accrued liabilities by $1,388,543.

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

As of December 31, 2017, the decrease of the inventories was mainly due to the delivered goods which has been confirmed as the revenue.

As of December 31, 2017, accounts and retention receivable was $13,523,894, 99.92% and 0.08% of the product revenue and project revenue, respectively.

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

Items	Total	1-90 days	91-180 days	181-365 days	Above 365 days
Product	13,513,181	5,306,583	578,140	2,903,719	4,724,739
Service
Project	10,713	9,176	-	-	1,537
Total	13,523,894	5,315,759	578,140	2,903,719	4,726,276
Less: retention receivable	545,940	24,375	36,537	114,611	370,417
Less: allowance for doubtful accounts	760,164	-	-	-	760,164
Accounts receivable, net	12,217,790	5,291,384	541,603	2,789,108	3,595,695

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

As of 31 December, 2017, the accounts receivable of two customers with aging above 365 days are expected to be collected between April and June, 2018 . The Collecting time indicated below:

		Collected amount by end of
Customer	AR with aging above 365 days	June 2018	September 2018	December 2018
Customer “A”	4,522,932	1,356,879	1,659,839	1,506,210

We offer a free 12 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

As of 31 December, 2017, net cash used in investing activities was $0.

Financing activities

In March 2017, the Company obtained a Short term bank loan of $6,147,814 (Equivalent to RMB 40,000,000) from SPD Bank, due March 19, 2018, monthly payable, which is guaranteed by its vendor.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NF ENERGY SAVING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

NF Energy Saving Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NF Energy Saving Corporation and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operation, comprehensive income (loss), cash flows, and changes in stockholders’ equity for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

/s/ HKCMCPA Company Limited

We have served as the Company’s auditor since 2006.

Hong Kong, China

March 30, 2018

NF ENERGY SAVING CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$282,154	$124,637
Accounts receivable, net	12,217,790	6,644,994
Retention receivable	545,940	629,680
Inventories	2,064,231	4,606,564
Prepayments and other receivables	3,645,652	3,109,069

Total current assets	18,755,767	15,114,944

Non-current assets:
Property, plant and equipment, net	19,987,116	17,128,235
Land use right, net	2,664,054	2,555,704
Construction in progress	26,128	2,520,234

TOTAL ASSETS	$41,433,065	$37,319,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,976,334	$3,404,760
Short-term bank borrowings	7,223,681	5,760,618
Amount due to a related party	431,682	431,682
Other payables and accrued liabilities	2,504,556	1,014,999

Total current liabilities	14,136,253	10,612,059

TOTAL LIABILITIES	14,136,253	10,612,059

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,073,289 and 7,073,289 shares issued and outstanding as of December 31, 2017 and 2016, respectively	7,073	7,073
Additional paid-in capital	12,055,825	12,055,825
Deferred compensation	-	(355,200)
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	2,613,829	858,502
Retained earnings	10,343,407	11,913,224

Total NFEC stockholders’ equity	27,247,768	26,707,058
Non-controlling interest	49,044	-

TOTAL STOCKHOLDERS’ EQUITY	27,296,812	26,707,058

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,433,065	$37,319,117

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2017	2016
REVENUES, NET
Products	$8,267,174	$5,961,098
Services	240,999	80,163
Total revenues, net	8,508,173	6,041,261

COST OF REVENUES
Cost of products	7,378,113	5,827,978
Cost of services	213,546	64,514
Total cost of revenues	7,591,659	5,892,492

GROSS PROFIT	916,514	148,769

OPERATING EXPENSES
Sales and marketing	63,451	35,820
General and administrative	2,048,134	1,592,999
Total operating expenses	2,111,585	1,628,819

LOSS FROM OPERATIONS	(1,195,071)	(1,480,050)

Other (expense) income:
Other (expense) income	(26,863)	2,893
Interest income	8	14,246
Interest expense	(353,745)	(354,422)
Total other expense	(380,600)	(337,283)

LOSS BEFORE INCOME TAXES	(1,575,671)	(1,817,333)

Income tax expense	(2,744)	(246)

NET LOSS	(1,578,415)	(1,817,579)

Less: net loss attributable to non-controlling interest	(8,598)	-

NET LOSS ATTRIBUTABLE TO NF ENERGY SAVING CORPORATION	$(1,569,817)	$(1,817,579)

Net loss per share:
– Basic	$(0.22)	$(0.28)
– Diluted	$(0.22)	$(0.28)
Weighted average common shares outstanding:
– Basic	7,073,289	6,575,857
– Diluted	7,073,289	6,575,857

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2017	2016

NET LOSS	$(1,578,415)	$(1,817,579)
Other comprehensive income (loss):
– Foreign currency adjustment gain (loss)	1,756,765	(1,948,838)

Total other comprehensive income (loss)	1,756,765	(1,948,838)

COMPREHENSIVE INCOME (LOSS)	178,350	(3,766,417)
Less: Comprehensive (loss) attributable to non-controlling interests	(7,160)	-
Comprehensive income (loss) attributable to NF Energy Saving Corporation	$185,510	$(3,766,417)

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,578,415)	$(1,817,579)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	944,012	998,189
Stock based compensation	355,200	96,000
Write off of plant and equipment	37,493	-
Change in operating assets and liabilities:
Accounts and retention receivable	(4,814,628)	473,085
Inventories	2,746,175	2,074,453
Prepayments and other receivables	(316,621)	(909,360)
Accounts payable, trade	330,012	(1,212,244)
Other payables and accrued liabilities	1,388,543	457,288
Net cash (used in) provided by operating activities	(908,229)	159,832

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(191,375)
Payments on construction in progress	-	(216,130)
Net cash used in investing activities	-	(407,505)

Cash flows from financing activities:
Change in restricted cash	-	1,806,410
Advance from non-controlling interest	16,503	-
Proceeds from short-term bank borrowings	6,955,736	6,021,367
Repayment on short-term bank borrowings	(5,919,775)	(7,872,937)
Net cash provided by (used in) financing activities	1,052,464	(45,160)

Effect on exchange rate change on cash and cash equivalents	13,282	(17,101)

NET CHANGE IN CASH AND CASH EQUIVALENTS	157,517	(309,934)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	124,637	434,571

CASH AND CASH EQUIVALENTS, END OF YEAR	$282,154	$124,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,744	$246
Cash paid for interest	$353,745	$354,422

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

						Accumulated
						other		Total NFEC	Non-	Total
	Common stock		Additional	Deferred	Statutory	comprehensive	Retained	stockholders’	controlling	stockholders’
	No. of shares	Amount	paid-in capital	compensation	reserve	income	earnings	equity	interest	equity

Balance as of January 1, 2016	6,553,289	$6,553	$11,605,145	$-	$2,227,634	$2,807,340	$13,730,803	$30,377,475	$-	$30,377,475
Share issued for services rendered	520,000	520	450,680	(451,200)	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	96,000	-	-	-	96,000	-	96,000
Foreign currency translation adjustment	-	-	-	-	-	(1,948,838)	-	(1,948,838)	-	(1,948,838)
Net loss for the year	-	-	-	-	-	-	(1,817,579)	(1,817,579)	-	(1,817,579)

Balance as of December 31, 2016	7,073,289	$7,073	$12,055,825	$(355,200)	$2,227,634	$858,502	$11,913,224	$26,707,058	$-	$26,707,058

Balance as of January 1, 2017	7,073,289	$7,073	$12,055,825	$(355,200)	$2,227,634	$858,502	$11,913,224	$26,707,058	-	$26,707,058
Contribution from non-controlling interest	-	-	-	-	-	-	-	-	56,204	56,204
Amortization of deferred compensation	-	-	-	355,200	-	-	-	355,200	-	355,200
Foreign currency translation adjustment	-	-	-	-	-	1,755,327	-	1,755,327	1,438	1,756,765
Net loss for the year	-	-	-	-	-	-	(1,569,817)	(1,569,817)	(8,598)	(1,578,415)

Balance as of December 31, 2017	7,073,289	$7,073	$12,055,825	$-	$2,227,634	$2,613,829	$10,343,407	$27,247,768	$49,044	$27,296,812

See accompanying notes to consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$5,000,000	100%

Liaoning Nengfa Tiefa Import & Export Co.Ltd (“Nengfa Tiefa Import & Export”)	The PRC, a limited liability company	Development and production of hi-tech and automatic-intelligence valve products	RMB877,192	57%

NFEC and its subsidiaries are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

•	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $760,164 and $712,288, respectively.

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired. The warranty period is usually 12 months.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2017 and 2016, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Construction in progress is stated at cost, which includes acquisition of land use rights, cost of construction, purchases of plant and equipment and other direct costs attributable to the construction of a manufacturing facility in Yinzhou District Industrial Park, Tieling City, Liaoning Province, the PRC. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2017 and 2016.

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

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Company incurred $73,238 and $96,572 of such costs for the years ended December 31, 2017 and 2016.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

For the years ended December 31, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2017 and 2016, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority. For the year ended December 31, 2017, the Company filed and cleared 2016 tax return with its local tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the years ended December 31, 2017 and 2016.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2017	2016
Year-end RMB:US$1 exchange rate	6.5064	6.9437
Annual average RMB:US$1 exchange rate	6.7570	6.6430

•	Stock based compensation

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2017 and 2016, the Company operates in one reportable operating segment in the PRC.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers . The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date , which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08,  Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10,  Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers . The Company’s is currently finalizing its evaluation of standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which was deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company will change the recognition of sales to these distributors whereby revenue will be estimated and recognized in the period in which the Company transfers control of the product to the distributor; the adoption impact is not expected to be material. Other than this impact, the Company has not identified any expected impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard and the Company is currently formalizing its final conclusions. The Company is also formalizing its evaluation of the impact of adoption on non-product sales arrangements, which represent less than five percent of revenue.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In February 2016, the FASB issued ASU No. 2016-02, Leases . The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company’s initial evaluation of its current leases does not indicate that the adoption of this standard will have a material impact on its consolidated statements of operations.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance was effective for the Company in the first quarter of 2017.

In November 2016, the FASB issued ASU No. 2016-18,  Statement of Cash Flows - Restricted Cash , which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively.

In January 2017, the FASB issued ASU No. 2017-04,  Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost , which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

In May 2017, the FASB issued ASU No. 2017-09,  Compensation-Stock Compensation: Scope of Modification Accounting , which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have an impact on the Company’s consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities , which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

In November 2017, the FASB has issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	ACCOUNTS AND RETENTION RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has not provided the allowance for the years ended December 31, 2017 and 2016.

	As of December 31,
	2017	2016

Accounts receivable, cost	$12,977,954	$7,357,282
Retention receivable, cost	545,940	629,680
	13,523,894	7,986,962
Less: allowance for doubtful accounts	(760,164)	(712,288)

Accounts and retention receivable, net	$12,763,730	$7,274,674

Up to March 20, 2018, the Company has subsequently recovered from approximately 11% of accounts and retention receivable as of December 31, 2017.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2017	2016

Raw materials	$499,213	$519,500
Work-in-process	555,694	402,425
Finished goods	1,009,324	3,684,639

	$2,064,231	$4,606,564

For the years ended December 31, 2017 and 2016, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next twelve months.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	As of December 31,
	2017	2016

Prepayment to vendors for raw materials	$3,395,923	$2,725,969
Prepaid operating expenses	186,507	281,881
Advance to employees	63,222	101,219

	$3,645,652	$3,109,069

The Company generally makes prepayments to vendors for raw materials in the normal course of business. Prepayments to vendors are recorded when payment is made by the Company and relieved against inventory when goods are received, which include provisions that set the purchase price and delivery date of raw materials.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2017	2016

Building	$20,050,074	$17,862,863
Plant and machinery	6,172,396	5,832,393
Furniture, fixture and equipment	66,000	66,000
Foreign translation difference	816,833	(822,343)
	27,105,303	22,938,913
Less: accumulated depreciation	(7,053,055)	(6,170,120)
Less: foreign translation difference	(65,132)	359,442

Property, plant and equipment, net	$19,987,116	$17,128,235

Depreciation expense for the years ended December 31, 2017 and 2016 were $882,935 and $936,064, of which $783,192 and $556,016 were included in cost of revenue, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.	LAND USE RIGHT

Land use right consisted of the following:

	As of December 31,
	2017	2016

Land use right, at cost	$3,044,062	$3,044,062
Less: accumulated amortization	(520,269)	(459,192)
	2,523,793	2,584,870
Add: foreign translation difference	140,261	(29,166)

Land use right, net	$2,664,054	$2,555,704

Amortization expense for the years ended December 31, 2017 and 2016 were $61,077 and $62,125, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending December 31:
2018	$63,430
2019	63,430
2020	63,430
2021	63,430
2022	63,430
Thereafter	2,346,904

Total:	$2,664,054

8.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	As of December 31,
	2017	2016
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB7,000,000, due on March 19, 2018, which is guaranteed by its vendor	$1,075,867	$-

Equivalent to RMB40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due on March 19, 2018, which is guaranteed by its vendor	6,147,814	5,760,618

Total short-term bank borrowings	$7,223,681	$5,760,618

The effective Bank of China Benchmark Lending rate was 4.35% and 4.35% per annum for the years ended December 31, 2017 and 2016.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.	AMOUNT DUE TO A RELATED PARTY

As of December 31, 2017 and 2016, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

10.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2017	2016

Customer deposits	$513,382	$487,175
Value-added tax payable	627,290	89,471
Accrued operating expenses	506,944	387,981
Other payable	856,940	50,372

	$2,504,556	$1,014,999

11.	STOCKHOLDERS’ EQUITY

In July 2016, the Company issued 100,000 shares of its common stock to an IR Firm for investor relations services to be rendered for a service period of five months, at a market value of $0.96 per share, or a total value of $96,000 which was fully amortized during the year end December 31, 2016.

In December 2016, the Company issued 120,000 shares of its common stock to an IR Firm for investor relations services to be rendered for a service period of six months, at a market value of $0.81 per share, or a total value of $97,200 which was fully amortized during the year end December 31, 2017.

In December 2016, the Company issued 300,000 shares of its common stock to an IR Firm for investor relations services to be rendered for a service period of twelve months, at a market value of $0.86 per share, or a total value of $258,000 which was fully amortized during the year end December 31, 2017.

As of December 31, 2017 and 2016, the Company had deferred compensation of $0 and $355,220, respectively, which was charged against of the stockholder’s equity.

As of December 31, 2017 and 2016, the Company had a total of 7,073,289 and 7,073,289 shares of its common stock issued and outstanding, respectively.

12.	INCOME TAXES

For the years ended December 31, 2017 and 2016, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2017	2016

Tax jurisdiction from:
- Local	$(560,363)	$(202,525)
- Foreign	(1,015,308)	(1,614,808)

Loss before income taxes	$(1,575,671)	$(1,817,333)

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2017	2016

Current:
- Local	$-	$-
- Foreign	2,744	246

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$2,744	$246

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

On December 22, 2017, the United States Congress enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

As of December 31, 2017, the operations in the United States of America incurred $3,922,063 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $823,633 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2017 and 2016 is as follows:

	Years ended December 31,
	2017	2016

Loss before income taxes from PRC operation	$(1,015,308)	$(1,614,808)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(253,827)	(403,702)
Tax effect of non-deductible items	256,571	403,948

Income tax expense	$2,744	$246

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards
United States – current rate	$1,333,501	$1,123,394
United States – effect of change in statutory rate	(509,868)	-
Less: valuation allowance	(823,633)	(1,123,394)

Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $823,633 as of December 31, 2017. In 2017, the valuation allowance decreased by $299,761, primarily relating to new tax cuts in the local tax regime.

13.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2017 and 2016:

	Years ended December 31,
	2017	2016

Net loss attributable to common shareholders	$(1,578,415)	$(1,817,579)

Weighted average common shares outstanding – Basic and diluted	7,073,289	6,593,016

Net loss per share – Basic and diluted	$(0.22)	$(0.28)

14.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries of the Company in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. These benefits are required to accrue for, based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $167,640 and $173,699 for the years ended December 31, 2017 and 2016, respectively.

15.	STATUTORY RESERVES

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the year ended December 31, 2017, one customer represented more than 10% of the Company’s revenues. This customer accounted for 48% of the Company’s revenues amounting to $3,807,773 with $8,523,860 of accounts receivable.

For the year ended December 31, 2016 one customer represented more than 10% of the Company’s revenues. This customer accounted for 98% of the Company’s revenues amounting to $6,050,695 with $6,856,520 of accounts receivable.

All major customers are located in the PRC.

(b)       Major vendors

For the year ended December 31, 2017, no vendor was accounted for 10% or more of the Company’s purchases.

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

The Company’s interest-rate risk arises from short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2017, short-term bank borrowings were at fixed rates.

NF ENERGY SAVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

17.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2017 and 2016, there were no commitments and contingencies involved.

18.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017, up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

On March 12, 2018, the Company issued 500,000 shares of its Common Stock, at the price of $1.00 per share for aggregate consideration of $500,000, to an independent third party.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures .

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, based on the material weaknesses defined below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting is not effective.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2017:

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

(c)      Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Gang, Li	65	Chairman and Chief Executive Officer and President
Lihua, Wang	58	Director, CFO
Mia Kuang, Ching	52	Independent Director, Chair of Audit Committee
Jason, Wang	65	Independent Director, Chair of Nomination Committee
Zhuting Liu	73	Independent Director, Chair of Compensation Committee

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the SEC. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2017. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

We did not provide any compensation to our executive officers for the years ended December 31, 2017 or 2016.

Compensation of Directors

As at December 31, 2017, we had three non-employee directors, to whom we provided a total amount of $52,000 in compensation, as set forth in the table below. As employees of the Company and/or its subsidiaries, Gang Li and Lihua Wang received no additional compensation for their services as directors.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 2017

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of NF Energy Saving Corporation’s Common Stock as of March 11, 2017, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of NF Energy Saving Corporation’s Common Stock, (ii) each director and executive officer; and (iii) all directors and named executive officer of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 16, 2018, there were 7,073,289 shares of common stock outstanding. As of March 16, 2018, there were no preferred shares outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

As of December 31, 2017 and 2016, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by our independent auditor, HKCMCPA Company Limited (“HKCMCPA”) for their audit of our annual financial statements during the years ended December 31, 2017 and 2016. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2017	2016

Audit Fees	$74,500	$74,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Accounting Fees and Services	$74,500	$74,500

Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, The amounts $74,500 shown for HKCMCPA in 2017 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2017, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2017. The amounts $74,500 shown for HKCMCPA in 2016 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2016, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2016.

Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements. There were no audit-related fees billed during the years ended December 31, 2017 or 2016.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2017 or 2016.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e. Audit Fees, Audit-Related Fees, Tax Fees and allowable working costs. There were no other fees billed during the years ended December 31, 2017 or 2016.

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

NF ENERGY SAVING CORPORATION
(Registrant)

Date: March 30, 2018	By:	/s/ Gang Li
Gang Li
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gang Li	President, Chief Executive Officer and Chairman (principal executive officer)	March 30, 2018
Gang Li

/s/ Lihua Wang	Chief Financial Officer and Director
Lihua Wang	(principal financial officer	March 30, 2018
and principal accounting officer)

/s/ Mia Kuang Ching	Independent Director	March 30, 2018
Mia Kuang Ching

/s/ Jianxin Wang	Independent Director	March 30, 2018
Jianxin Wang

/s/ Zhuting Liu	Independent Director	March 30, 2018
Zhuting Liu

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155).

3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155)

3.3	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009

3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 16, 2010

3.5	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)

10.1	Form of Securities Purchase Agreement among NF Energy Saving Corporation of America, South World Ltd. (investor), Oriental United Resources Ltd. (investor), Mr. Gang Li (guarantor), Ms. Lihua Wang (guarantor), Pelaria International Ltd. (guarantor), and Cloverbay International Ltd. (guarantor)	Exhibits submitted with our Current Report on Form 8-K/A filed April 30, 2008. (File No. 000-50155)

10.2	Form of Director Retainer Agreement with Mr. Mia Kuang Ching, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009

10.3	Form of Director Retainer Agreement with Mr. Jianxin Wang, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed August 12, 2009

10.5	Form of Director Retainer Agreement with Mr. Jiuding Yan, including Proprietary Information and Inventions Agreement and Indemnity Agreement	Incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2009

10.7	Form of Securities Purchase Agreement (including form of Convertible Promissory Note and Form of Warrant	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 3, 2010

10.8	Preferred Provider and Services Agreement between LiaoNing Nengfa Weiye Energy Technology Co. LTD. and Nengfa Weiye Tieling Valve Joint-Sock Co. Ltd.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

14.1	Code of ethics of NF Energy Saving Corporation

21.1	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

