Form 10-Q
period 2018-03-31
NF Energy Saving Corp
filed 2018-05-15
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes     ☒ No

As of May 9, 2018, the registrant had 7,573,289 shares of common stock, $0.001 par value, issued and outstanding.

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

1

2

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$248,074	$282,154
Accounts receivable, net	10,695,376	12,217,790
Retention receivable, current	496,033	545,940
Inventories	3,062,238	2,064,231
Prepayments and other receivables	3,859,222	3,645,652

Total current assets	18,360,943	18,755,767

Non-current assets:
Property, plant and equipment, net	20,471,455	19,987,116
Land use rights, net	2,743,592	2,664,054
Construction in progress	27,069	26,128

TOTAL ASSETS	$41,603,059	$41,433,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$4,088,131	$3,976,334
Short-term bank borrowings	6,369,275	7,223,681
Amount due to a related party	3,419	431,682
Other payables and accrued liabilities	2,843,717	2,504,556

Total current liabilities	13,304,542	14,136,253

TOTAL LIABILITIES	13,304,542	14,136,253

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,573,289 and 7,073,289 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	7,573	7,073
Additional paid-in capital	12,555,325	12,055,825
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	3,609,621	2,613,829
Retained earnings	9,843,708	10,343,407

Total NFEC stockholders’ equity	28,243,861	27,247,768
Non-controlling interest	54,656	49,044

Total equity	28,298,517	27,296,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,603,059	$41,433,065

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2018	2017
REVENUE, NET:
Product	$91,796	$969,307
Services	55,283	66,734
Total revenues, net	147,079	1,036,041

COST OF REVENUES:
Cost of products	78,531	804,079
Cost of services	37,111	106,180
Total cost of revenues	115,642	910,259

GROSS PROFIT	31,437	125,782

OPERATING EXPENSES:
Sales and marketing	8,940	41,112
General and administrative	439,190	427,422
Total operating expenses	448,130	468,534

LOSS FROM OPERATIONS	(416,693)	(342,752)

Other (expense) income:
Interest income	330	56
Interest expense	(88,676)	(81,034)

Total other expense	(88,346)	(80,978)

LOSS BEFORE INCOME TAXES	(505,039)	(423,730)

Income tax expense	-	(509)

NET LOSS	(505,039)	(424,239)
Less: net loss attributable to non-controlling interest	(5,340)	-

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(499,699)	$(424,239)

Net loss per share – Basic and diluted	$(0.07)	$(0.06)

Weighted average common shares outstanding– Basic and diluted	7,184,400	7,073,289

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2018	2017

NET LOSS	$(505,039)	$(424,239)
Other comprehensive income:
– Foreign currency adjustment gain	1,006,744	243,159

Total other comprehensive income	1,006,744	243,159

COMPREHENSIVE INCOME (LOSS)	501,705	(181,080)

Less: Comprehensive income attributable to non-controlling interests	5,612	-

Comprehensive income attributable to NF Energy Saving Corporation	$496,093	$243,159

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(505,039)	$(424,239)
Adjustments to reconcile net loss to net cash generated from (used in) operating activities
Depreciation and amortization	249,047	202,174
Stock based compensation	-	113,100
Change in operating assets and liabilities:
Accounts and retention receivable	2,007,657	995,620
Inventories	(912,536)	(137,211)
Amount due to a related company	3,419	-
Prepayments and other receivables	(81,895)	(1,440,499)
Accounts payable	(31,063)	696,358
Other payables and accrued liabilities	258,282	(143,741)

Net cash generated from (used in) operating activities	987,872	(138,438)

Cash flows from financing activities:
Issuance of share from placement	500,000	-
Advance from a related party	(431,682)	-
Proceeds from short-term bank borrowings	6,292,645	5,807,051
Repayment on short-term bank borrowings	(7,393,858)	(5,807,051)

Net cash used in financing activities	(1,032,895)	-

Effect on exchange rate change on cash and cash equivalents	10,943	33,025

NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,080)	(105,413)

BEGINNING OF PERIOD	282,154	124,637

END OF PERIOD	$248,074	$19,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$88,676	$81,034
Cash paid for tax	$-	$509

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock				Accumulated other		Total NFEC	Non-	Total
	No. of shares	Amount	Additional paid-in capital	Statutory reserve	comprehensive income	Retained earnings	stockholders’ equity	controlling interest	stockholders’ equity
Balance as of January 1, 2018 (Audited)	7,073,289	$7,073	$12,055,825	$2,227,634	$2,613,829	$10,343,407	$27,247,768	$49,044	$27,296,812
Issue of share from placement	500,000	500	499,500	-	-	-	500,000	-	500,000
Foreign currency translation adjustment	-	-	-	-	995,792	-	995,792	10,952	1,006,744
Net loss for the period	-	-	-	-	-	(499,699)	(499,699)	(5,340)	(505,039)

Balance as of March 31, 2018 (Unaudited)	7,573,289	$7,573	$12,555,325	$2,227,634	$3,609,621	$9,843,708	$28,243,861	$54,656	$28,298,517

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

In the opinion of management, the consolidated balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE–2	ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation (the “Company” or “NFEC”) was incorporated in the State of Delaware on October 31, 2000.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital		Effective interest held

Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$	5,000,000	100%

Liaoning Nengfa Tiefa Import & Export Co.Ltd (“Nengfa Tiefa Import & Export”)	The PRC, a limited liability company	Development and production of hi-tech and automatic-intelligence valve products	RMB	877,192	57%

NFEC and its subsidiary are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $787,548 and $760,164, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired. The warranty period is usually 12 months.

●	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. Quarterly, the Company reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2018, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended March 31, 2018 and 2017 was $16,231 and $14,974, respectively. The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending March 31:
2019	$63,430
2020	63,430
2021	63,430
2022	63,430
2023	63,430
Thereafter	2,426,442

Total:	$2,743,592

●	Property, plant and equipment

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

Depreciation expense for the three months ended March 31, 2018 and 2017 was $232,816 and $187,200, respectively.

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended March 31, 2018.

●	Revenue recognition

The Company offers the following products and service to its customers:

(a)	Energy saving flow control equipment; and
(b)	Energy project management and sub-contracting service

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

(a)	Sale of products

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three months ended March 31, 2018 and 2017.

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

For the three months ended March 31, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2018, the Company did not have any significant unrecognized uncertain tax positions.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

●	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the three months ended March 31, 2018 and 2017.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2018	December 31, 2017
Period-end RMB:US$1 exchange rate	6,28015	6.5064
Average period RMB:US$1 exchange rate	6.35663	6.7570

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2018 and 2017, the Company operates in one reportable operating segment in the PRC.

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606).” The FASB also issued a series of other ASUs, which update ASU 2014-09 (collectively, the “new revenue recognition standard”). This new standard replaces all previous U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2018. The Company expects the impact to be immaterial on an ongoing basis.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods, and requires a retrospective approach. The Company adopted this standard effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (“ASC 842”)”. The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, "restricted cash"). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Accounts receivable, cost	$11,482,924	$12,977,954
Retention receivable, cost	496,033	545,940
	11,978,957	13,523,894
Less: allowance for doubtful accounts	(787,548)	(760,164)

Accounts and retention receivable, net	$11,191,409	$12,763,730

Up to May 8, 2018, the Company has subsequently recovered from approximately 10% of accounts and retention receivable as of March 31, 2018.

NOTE–5	INVENTORIES

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Raw materials	$616,532	$499,213
Work-in-process	740,640	555,694
Finished goods	1,705,066	1,009,324

	$3,062,238	$2,064,231

For the three months ended March 31, 2018 and 2017, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next twelve months.

NOTE–6	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB7,000,000, due on March 19, 2018, which is guaranteed by its vendor	$-	$1,075,867

Short-term borrowing:
Equivalent to RMB40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due on March 19, 2019, which is guaranteed by its vendor	6,369,275	6,147,814

Total short-term bank borrowings	$6,369,275	$7,223,681

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The effective Bank of China Benchmark Lending rate is 6.09% and 6% per annum for the three months ended March 31, 2018 and 2017.

NOTE–7	AMOUNT DUE TO A RELATED PARTY

As of March 31, 2018, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Liaoning Nengfa Weiye New Energy Application Co., Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free and repayable on demand.

NOTE–8	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Customer deposits	$780,303	$513,382
Value added tax payable	519,340	627,290
Accrued operating expenses	621,468	506,944
Other payable	922,606	856,940

	$2,843,717	$2,504,556

NOTE–9	INCOME TAXES

NFEC is incorporated in the State of Delaware and is subject to the tax laws of United States of America.

As of March 31, 2018, the operation in the United States of America incurred $3,992,434 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $838,411 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
	2018	2017

Loss before income taxes from PRC operation	$(505,039)	$(296,614)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(126,259)	(74,154)
Effect from non-deductible items	62,261	50,544
Net operating loss	63,998	24,119

Income tax expense	$-	$509

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States – current rate	$838,411	$1,333,501
- United States – effect of change in statutory rate	-	(509,868)
- PRC	63,998	-
	902,409	823,633
Less: valuation allowance	(902,409)	(823,633)

Deferred tax assets	$-	$-

NOTE–10	STOCKHOLDERS’ EQUITY

On March 12, 2018, the Company issued 500,000 shares of its common stock, at the price of $1.00 per share for aggregate consideration of $500,000, to a then independent third party.

As of March 31, 2018 and December 31, 2017, the Company had a total of 7,573,289 and 7,073,289 shares of its common stock issued and outstanding, respectively.

NOTE–11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customer

For the three months ended March 31, 2018, the customers who accounted for 10% or more of the Company’s revenues and its outstanding account receivable balances as at year-end dates, are presented as follows:

	Three Months ended March 31, 2018		March 31, 2018
Customer	Sales	Percentage of sales	Accounts receivable

Customer C	$37,664	26%	$-
Customer D	25,211	17%	29,856
Customer E	26,432	18%	22,810
Customer F	22,232	15%	1,655

Total:	$111,539	76%	54,321

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

For the three months ended March 31, 2018, no vendor accounted for 10% of the Company’s purchase.

For the three months ended March 31, 2017, one vendor represented more than 10% of the Company’s purchase. This vendor (Vendor C) accounted for 13% of the Company’s purchase amounting to $107,376, with $107,340 of accounts payable.

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

The Company’s interest-rate risk arises from bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2018, short-term bank borrowings were at variable rates.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.

•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.

•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power station of China Guodian Corporation ,Qiangui power Ltd , Guizhou Province, Guihang Nenghuan refrigeration engineering Ltd, Shanghai City , Electric power construction corporation (Zambia’s project) , Shandong Province; Lu Electric International Trading corporation, and Shandong Province ( Philippines project).

•	In 2013, the Company received contracts from Zheneng Zhenhai gas thermal power Ltd; Chongqing water turbine factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu iron and steel Ltd; Shandong Electric Power Corporation; Jiajie gas-fired cogeneration branch of Shanxi new energy industry group; and the Amedyan Power Ltd of State Grid; Chuangshi Energy Ltd, Beijing; Peiling Water-resource Development Ltd, Chongqing; Iron and Steel Ltd, Maanshan; Oilfield Construction Group Ltd, Daqing ; Harbin Air-condition Ltd; China resources power (haifeng) Ltd.

•	In 2014, the Company received contracts from LXB Water Supply Co., Ltd. Shandong Luneng Huaneng Power International Trade Company of Taiyuan Dongshan Gas Turbine Thermal Power Co., Ltd., Beijing Sea of Inner Mongolia Coal Gangue Power Co., Ltd. and other companies. At the same time, the Company has also completed the installation of desulfurization, denitration and dust removal systems at the 660T/h boiler room of the Chinese Aviation Company.

•	In 2015, the Company received contracts from Gansu Coal Group Co.Ltd, Nanning Tiefa Valve Co., Ltd, Weinan Dongnan Bureau , Shanxi Ruiguang power Co., Ltd and Harbin Binhe Technology Co., Ltd, Chifeng Jianxi Shangrao water diversion project, Inner Mongolia Caisen hydropower station, Chifeng Xincheng thermal power co., Ltd, Sinkiangr conservancy hub project and Italian Tecnedil International SRL, etc.

•	In 2016, the Company received contracts from the 2*660MW project of a subsidiary of State Grid, Shanxin, a 2*660MW low calorific coal power generation project and the Hubei Huanggang cogeneration project, Jiangsu Guohua Chenjia Gang power co.,Ltd, Shandong electric power construction co.,Ltd , 2*350 MW cogeneration project of Shandong Junan Liyuan Thermal Power Co.,Ltd., 2*1000 MW circulating water system project of Guangdong Datang International Leizhou Power Plant , 2*1000 MW of coal-fired power generating project of Shanxin Shentou Power Co.Ltd, 2*660 MW generator project of North China Power Engineering (Beijing) Co.,Ltd and Liaoning Dahufang reservoir water diversion project etc.

•	In 2017, the Company received contracts from JATIGATE hydroelectric station, Indonesia, Sinkiang Production and Construction Group and Siehuan Dongfa Electric Co.Ltd,China Nuclear Qiqihar environmental protection technology Co. Ltd., for the first phase of an oxidation pond deep processing project; Chongqing water turbine Co., Ltd., for the huangshan dragon hydropower station renovation project in Vietnam; and Chongqing new century electrical Co. Ltd., for the NHESANJEN hydropower station renovation project in Nepal,Zhejiang Zhenhai power plant coal-fired units move renovation project, Wanhua chemical (Ningbo) electric co., Ltd. Valve supply water system project, Chongqing New Century electrical co., Ltd power projects in Pakistan etc.

•	In 2018, the Company received from the chemical pulp project of One Paper Co.,Ltd IN Shandong province, the renewable energy utilization center project of One Comprehensive Development Co.,Ltd in Shanghai etc.

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

Revenue Recognition

The Company offers the following products and service to its customers:

(a)	Energy saving flow control equipment; and
(b)	Energy project management and sub-contracting service

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

(a)	Sale of products

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2018	December 31, 2017
Period-end RMB:US$1 exchange rate	6,28015	6.5064
Average period RMB:US$1 exchange rate	6.35663	6.7570

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

TOTAL REVENUES

Total revenues were $147,079for the three months ended March 31, 2018, as compared to $1,036,041 for the corresponding period in 2017. Total revenues decreased by $888,962, or 85.80%. The decrease in total revenue was due to the declined in added-value tax rate by 1% (from 17% to 16%) according to the policy issued by the Chinese government in 1 May 2018 so as to delay the recognized revenue as considered. On the other hand, the revenues relating to the delivered inventories were recognized without the receipt in the end of 2017 which were written down along with the received receipt in the first quarter of 2018. Additionally, the revenues derived from the subsidiaries was decreased by 54.97% if compared with the corresponding period in 2017 which also led to decrease the total revenues.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $91,796, or 62.41% of total revenues, for the three months ended March 31, 2018, as compared to $969,307, or 93.55% of total revenues, for the corresponding period in 2017. Product revenues decreased by $877,511 or 90.52%, as compared to the three months ended March 31, 2017. The decrease in product revenue was due to the revenues relating to the delivered inventories were recognized without the receipt in the end of 2017 which were written down along with the received receipt in the first quarter of 2018. Additionally, the decreased in revenues derived from the subsidiaries is another reason.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. Service revenues were $55,283, or 37.59% of total revenues for the three months ended March 31, 2018, as compared to $66,734, or 6.44% of total revenues for the corresponding period in 2017. Service revenues decreased by $11,451, or 17.16% as compared to the same period in 2017. The decrease in service revenue was primarily due to the declined in added-value tax rate by 1% (from 17% to 16%) according to the policy issued by the Chinese government in 1 May 2018 so as to delay the recognized revenue.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation, and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $115,642 for the three months ended March 31, 2018, as compared to $910,259 for the corresponding three months in 2017, a decrease of $794,617, or approximately 87.29%. The decrease in cost of revenues was primarily due to the decreased in total revenues.

The overall gross profit for the Company was $31,437 (21.37% margin) for the three months ended March 31, 2018, as compared to a gross profit of $125,782 (12.14% margin) for the corresponding three months in 2017, a decrease of $94,345 or 75%, compared to the corresponding period in 2017. The increase in the overall gross profit margin was primarily due to the increased gross profit margin in service revenue.

Cost of Products

Total cost of products was $78,531 for the three months ended March 31, 2018, as compared to $804,079 for the corresponding period in 2017, a decrease of $725,548, or approximately 90.23%. This decrease is primarily due to the decrease of product revenue which led to the decrease in the cost of products.

The gross profit for products was $13,265(14.45% margin) for the three months ended March 31, 2018, as compared to $165,228 (17.05% margin) for the corresponding three months in 2017, a decrease of $151,963 (91.97% margin). This decrease is primarily due to the decreased in both product revenue and the gross profit margin.

Cost of Services

The cost of services was $37,111 for the three months ended March 31, 2018, as compared to $106,180 for the corresponding period in 2017, a decrease of $69,069 or approximately 65.04%. This decrease is primarily due to the decreased in the service revenue.

The gross profit (loss) for services was $18,172(32.87% margin) for the three months ended March 31, 2018, as compared to -$39,446 (-59.10% margin) for the corresponding period in 2017, This increase is primarily due to the decreased in the fixed fee that should be amortized in cost of services if compared with the corresponding period in 2017.

Operating Expenses

Total operating expenses were $448,130 for the three months ended March 31, 2018, as compared to $468,534 for the corresponding period in 2017, a decrease of $20,404, or approximately 4.35%. The decrease of operating expenses is primarily due to the decreased in the service fees as the listed company and the selling and marketing expenses derived from the subsidiaries, respectively.

Selling and Marketing Expenses

The selling and marketing expenses were $8,940 for the three months ended March 31, 2018, as compared to $41,112 for the corresponding period in 2017, a decrease of $32,172, or 78.25%. This decrease is primarily due to the decrease of marketing expense deriving from the subsidiaries, such as consulting fee.

General and Administrative Expenses

General and administrative expenses were $439,190 for the three months ended March 31, 2018, as compared to $427,422 for the corresponding period in 2017, a increase of $11,768 or 2.75%.The increase of general and administrative expenses is primarily due to the increase of salary and the service fees as the listed company, respectively.

LOSS FROM OPERATIONS

As a result of the factors mentioned above, loss from operations was $416,693 for the three months ended March 31, 2018, as compared to $342,752 for the corresponding three month period in 2017, an increase of $73,941 or 21.57%. This increase is primarily due to the decrease of gross profit related to the product revenues.

Other Expense

Other expense for the three months ended March 31, 2018 was $88,346, as compared to $80,978 for the corresponding period in 2017, an increase of $7,368 or 9.19%. This increase is primarily due to the increase in interest expense. As a result, loss before income taxes was $449,168 for the three months ended March 31, 2018, as compared to a loss before income taxes of $423,730 for the corresponding three month period in 2017, an increase of $25,438 or 6%.

Income Tax Expense

For the three months ended March 31, 2018, income tax expense was $0, as compared to $509 for the same period in 2017, a decrease of $509 or 100%. This decrease was primarily due to the decrease of profit before income tax.

As of March 31, 2018, the operation in the United States of America incurred $3,992,434 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $838,411 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s effective income tax rate for the three months ended March 31, 2018 was 15%.

Net loss

As a result of the factors mentioned above, the Company incurred a net loss for the three months ended March 31, 2018 of $505,039, as compared to net loss of $424,239 for the corresponding three month period in 2017, an increase of $80,800 or 19.05%. This increase is primarily due to the decrease in gross profit and product revenue, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the three months ended March 31, 2018, net cash used in operating activities was $987,872. This was attributable primarily to net loss of $505,039, adjusted by non-cash items of depreciation and amortization of $249,047, a decrease in accounts and retention receivable by $2,007,657, an increase in inventories by $912,536, an increase in amount due to a related company by $3,419, an increase in prepayment and other receivable by $81,895, a decrease in the accounts payable by $31,063 and an increase in other payable and accrued liabilities by $258,282.

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

As of March 31, 2018, the increase of inventories was primarily due to the delayed project so as to preventing us to deliver these inventories to our clients.

As of March 31, 2018, accounts and retention receivable was $11,978,957, 99.7% and 0.3% of the product revenue and service revenue, respectively.

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

Total	Total	0-90 days	91-180 days	181-365 days	Above 365 days
Product	11,943,321	4,404,120	1,110,396	3,870,206	2,558,599
Service	35,636	30,540	3,503	-	1,593
Total	11,978,957	4,434,660	1,113,899	3,870,206	2,560,192
Less: retention	496,033	81,438	49,499	148,095	217,001
Less: allowance for doubtful accounts	787,548	-	-	-	787,548
Accounts receivable, net	10,695,376	4,353,222	1,064,400	3,722,111	1,555,643

Most of our customers make payments in accordance with the agreed payment terms in a timely manner. In rare cases, we may offer extended payment terms to certain customers for equipment sales. These customers are usually large state-owned corporations with good credit ratings. At the end of each period, we evaluate the structure and collectability of accounts receivable and for those receivables that are past due or not being paid according to the payment terms. The Company takes appropriate actions to exhaust all means of collection, including seeking legal resolution in a court of law, for our collection efforts. Meanwhile, the Company also adopted strict sales polices according to the signed contracts. The Company evaluated the existing customers and potential customers; as well as reducing their credit in the sales and raising the quality of contracts and controls on the doubtful accounts. This year, we have strengthened the team makeup of accounts receivable settlement, and we have organized nearly 30 professional people to track the accounts receivable and resident the customer until the accounts receivable have been recovered. We believe that these measures should improve the collection of the accounts receivable.

As of March 31, 2018, the accounts receivable of the major customer with aging above 365 days are expected to be collected between September and December, 2018:

Customer	AR with aging above 365 days	Expected amount to be collected by the end of September 2018	Expected amount to be collected by the end of December 2018
Customer “A”	2,352,719	1,273,854	1,078,865

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the three months ended March 31, 2018, net cash used in investing activities was $0.

Financing activities

For the three months ended March 31, 2018, net cash used in financing activities was $1,032,895.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of March 31, 2018, and during the period prior were not effective.

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

Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP .This material weakness was identified by our Chief Executive Officer and Chief Financial Officer and our plans for remediation are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 30, 2018.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NF Energy Saving Corporation
(Registrant)

Date: May 15, 2018	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: May 15, 2018	By:	/s/ Lihua Wang
Lihua Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

