Form 10-Q
period 2018-06-30
NF Energy Saving Corp
filed 2018-08-14
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-50155

NF Energy Saving Corporation

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 9, 2018, the registrant had 7,573,289 shares of common stock, $0.001 par value, issued and outstanding.

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

1

2

NF ENERGY SAVING CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$222,221	$282,154
Accounts receivable, net	7,889,050	12,217,790
Retention receivable, current	504,483	545,940
Inventories	4,229,734	2,064,231
Prepayments and other receivables	4,145,662	3,645,652

Total current assets	16,991,150	18,755,767

Non-current assets:
Property, plant and equipment, net	19,200,447	19,987,116
Land use rights, net	2,587,531	2,664,054
Construction in progress	25,683	26,128

TOTAL ASSETS	$38,804,811	$41,433,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,981,969	$3,976,334
Short-term bank borrowings	6,798,559	7,223,681
Amount due to a related party	85,418	431,682
Other payables and accrued liabilities	2,694,561	2,504,556

Total current liabilities	13,560,507	14,136,253

TOTAL LIABILITIES	13,560,507	14,136,253

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,573,289 and 7,073,289 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	7,573	7,073
Additional paid-in capital	12,555,325	12,055,825
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income	2,209,758	2,613,829
Retained earnings	8,194,201	10,343,407

Total NFEC stockholders’ equity	25,194,491	27,247,768
Non-controlling interest	49,813	49,044

Total equity	25,244,304	27,296,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,804,811	$41,433,065

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUE, NET:
Product	$406,193	$1,605,082	$497,989	$2,574,389
Services	158,146	72,322	213,429	139,056
Total revenues, net	564,339	1,677,404	711,418	2,713,445

COST OF REVENUES:
Cost of products	132,464	1,321,107	210,995	2,125,186
Cost of services	140,084	62,467	177,195	168,647
Total cost of revenues	272,548	1,383,574	388,190	2,293,833

GROSS PROFIT	291,791	293,830	323,228	419,612

OPERATING EXPENSES:
Sales and marketing	7,449	36,964	16,389	78,076
General and administrative	1,827,991	419,108	2,267,181	846,530
Total operating expenses	1,835,440	456,072	2,283,570	924,606

LOSS FROM OPERATIONS	(1,543,649)	(162,242)	(1,960,342)	(504,994)

Other (expense) income:
Other income	894	-	1,224	-
Other expense	(63)	-	(63)	-
Interest income	196	64	196	120
Interest expense	(108,904)	(96,992)	(197,580)	(178,026)

Total other expense	(107,877)	(96,928)	(196,223)	(177,906)

LOSS BEFORE INCOME TAXES	(1,651,526)	(259,170)	(2,156,565)	(682,900)

Income tax expense	(98)	(2,163)	(98)	(2,672)

NET LOSS	$(1,651,624)	$(261,333)	$(2,156,663)	$(685,572)
Less: net loss attributable to non-controlling interest	(2,117)	-	(7,457)	-

Net loss attributable to the Company	$(1,649,507)	$(261,333)	(2,149,206)	(685,572)

Net loss per share:
– Basic and diluted	$(0.22)	$(0.04)	$(0.29)	$(0.10)

Weighted average common shares outstanding – Basic and diluted	7,573,289	7,073,289	7,379,919	7,073,289

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

NET LOSS	$(1,651,624)	$(261,333)	$(2,156,663)	$(685,572)
Other comprehensive (loss) income:
– Foreign currency adjustment (loss) gain	(1,402,589)	442,870	(395,845)	686,029

Total other comprehensive (loss) income	(1,402,589)	442,870	(395,845)	686,029

COMPREHENSIVE (LOSS) INCOME	(3,054,213)	181,537	(2,552,508)	457

Less: Comprehensive (loss) income attributable to non-controlling interests	(4,843)	-	769	-

Comprehensive (loss) income attributable to NF Energy Saving Corporation	$(3,049,370)	$181,537	$(2,553,277)	$457

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,156,663)	$(685,572)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for doubtful accounts	1,454,386	-
Depreciation and amortization	495,797	405,163
Gain on disposal of property, plant and equipment	(780)	-
Stock based compensation	-	226,200
Change in operating assets and liabilities:
Accounts and retention receivable	2,863,247	(403,487)
Inventories	(2,287,919)	(44,954)
Amount due from a related company	(346,264)	-
Prepayments and other receivables	(583,208)	(493,837)
Accounts payable	76,230	954,434
Other payables and accrued liabilities	239,057	(84,737)

Net cash used in operating activities	(246,117)	(126,790)

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	1,540	-
Payments on construction in progress	-	(2,392)

Net cash provided by (used in) investing activities	1,540	(2,392)

Cash flows from financing activities:
Issuance of share from private placement	500,000	-
Repayment to bank demand notes	(1,099,496)	-
Proceeds from short-term bank borrowings	7,068,191	5,818,746
Repayment on short-term bank borrowings	(6,282,837)	(5,818,746)

Net cash provided by financing activities	185,858	-

Effect on exchange rate change on cash and cash equivalents	(1,214)	20,712

NET CHANGE IN CASH AND CASH EQUIVALENTS	(59,933)	(108,470)

BEGINNING OF PERIOD	282,154	124,637

END OF PERIOD	$222,221	$16,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$197,580	$178,026
Cash paid for tax	$-	$2,672

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock				Accumulated		Total NFEC	Non-	Total
	No. of shares	Amount	Additional paid-in capital	Statutory Reserve	other comprehensive income	Retained earnings	stockholders’ equity	controlling interest	stockholders’ equity

Balance as of January 1, 2018 (Audited)	7,073,289	$7,073	$12,055,825	$2,227,634	$2,613,829	$10,343,407	$27,247,768	$49,044	$27,296,812

Issuance of shares from private placement	500,000	500	499,500	-	-	-	500,000	-	500,000
Foreign currency translation adjustment	-	-	-	-	(404,071)	-	(404,071)	8,226	(395,845)
Net loss for the period	-	-	-	-	-	(2,149,206)	(2,149,206)	(7,457)	(2,156,663)

Balance as of June 30, 2018 (Unaudited)	7,573,289	$7,573	$12,555,325	$2,227,634	$2,209,758	$8,194,201	$25,194,491	$49,813	$25,244,304

See accompanying notes to condensed consolidated financial statements.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

In the opinion of management, the consolidated balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $2,146,130 and $760,164, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired. The warranty period is usually 12 months.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. Quarterly, the Company reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2018, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Amortization expense for the three months ended June 30, 2018 and 2017 was $16,181 and $15,043, respectively.

Amortization expense for the six months ended June 30, 2018 and 2017 was $32,412 and $30,017, respectively.

The estimated annual amortization expense on the land use right in the next five years and thereafter is as follows:

Period ending June 30:
2019	$62,350
2020	62,350
2021	62,350
2022	62,350
2023	62,350
Thereafter	2,275,781

Total:	$2,587,531

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

Depreciation expense for the three months ended June 30, 2018 and 2017 was $230,569 and $187,946, respectively.

Depreciation expense for the six months ended June 30, 2018 and 2017 was $463,385 and $375,146, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2018.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

The Company recognizes revenue from the sale of such finished products upon delivery to the customer, whereas the title and risk of loss are fully transferred to the customers. The Company records its revenues, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 17% on the invoiced value of sales. The Company experienced no product returns and recorded no reserve for sales returns for the three and six months ended June 30, 2018 and 2017.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the six months ended June 30, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2018 and 2017, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

•	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the six months ended June 30, 2018 and 2017.

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

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2018	June 30, 2017
Period-end RMB:US$1 exchange rate	6.6191	6.5064
Average period RMB:US$1 exchange rate	6.3666	6.7570

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended June 30, 2018 and 2017, the Company operates in one reportable operating segment in the PRC.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606).” The FASB also issued a series of other ASUs, which update ASU 2014-09 (collectively, the “new revenue recognition standard”). This new standard replaces all previous U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the quarter ended June 30, 2018. The Company expects the impact to be immaterial on an ongoing basis.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Accounts receivable, cost	$10,035,180	$12,977,954
Retention receivable, cost	504,483	545,940
	10,539,663	13,523,894
Less: allowance for doubtful accounts	(2,146,130)	(760,164)

Accounts and retention receivable, net	$8,393,533	$12,763,730

Up to August 8, 2018, the Company has subsequently recovered from approximately 7% of accounts and retention receivable as of June 30, 2018.

During the three and six months ended June 30, 2018, the Company made $1,454,386 allowance for doubtful accounts to the potentially impaired balances.

NOTE–5          INVENTORIES

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Raw materials	$1,001,278	$499,213
Work-in-process	498,633	555,694
Finished goods	2,729,823	1,009,324

	$4,229,734	$2,064,231

For the three and six months ended June 30, 2018 and 2017, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customers in the next twelve months.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–6          SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB7,000,000, due on March 19, 2018, which is guaranteed by its vendor	$-	$1,075,867

Short-term borrowing:
Equivalent to RMB40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due on March 19, 2019, which is guaranteed by its vendor	6,798,559	6,147,814

Total short-term bank borrowings	$6,798,559	$7,223,681

The effective Bank of China Benchmark Lending rate is 6% and 6% per annum for the six months ended June 30, 2018 and 2017.

NOTE–7          AMOUNT DUE TO A RELATED PARTY

As of June 30, 2018, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang (the Company’s CFO) and Mr. Gang Li (the Company’s CEO), which was unsecured, interest-free and had no fixed term of repayment. Imputed interest is not significant.

NOTE–8          OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Customer deposits	$569,410	$513,382
Value added tax payable	594,882	627,290
Accrued operating expenses	640,963	506,944
Other payable	889,306	856,940

	$2,694,561	$2,504,556

NOTE–9          INCOME TAXES

NFEC is incorporated in the State of Delaware and is subject to the tax laws of United States of America.

As of June 30, 2018, the operation in the United States of America incurred $4,093,080 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $859,547 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2018 and 2017 is as follows:

	Six months ended June 30,
	2018	2017

Loss before income taxes from PRC operation	$(2,055,919)	$(427,675)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(513,979)	(106,918)
Effect from non-deductible items	514,077	109,590

Income tax expense	$98	$2,672

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards
- United States – current rate	$859,547	$1,333,501
- United States – effect of change in statutory rate	-	(509,868)
Less: valuation allowance	(859,547)	(823,633)

Deferred tax assets	$-	$-

NOTE–10       STOCKHOLDERS’ EQUITY

On March 12, 2018, the Company issued 500,000 shares of its Common Stock, at the price of $1.00 per share for an aggregate consideration of $500,000, to an independent third party.

As of June 30, 2018 and December 31, 2017, the Company had a total of 7,573,289 and 7,073,289 shares of its common stock issued and outstanding, respectively.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–11       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customer

For the three and six months ended June 30, 2018, the customers who accounted for 10% or more of the Company’s revenues and its outstanding account receivable balances as at year-end dates, are presented as follows:

	Three months ended June 30, 2018		June 30, 2018
Customer	Sales	Percentage of sales	Accounts receivable

Customer G	$231,544	41%	$-
Customer H	123,730	22%	-
Customer A	114,031	20%	6,396,289

	$469,305	83%	$6,396,289

	Six months ended June 30, 2018		June 30, 2018
Customer	Sales	Percentage of sales	Accounts receivable

Customer G	$231,544	33%	$-
Customer H	123,730	17%	-
Customer A	114,037	16%	6,396,289

	$469,311	66%	$6,396,289

	Three months ended June 30, 2017			June 30, 2017
Customers	Sales	Percentage of sales		Accounts and retention receivable

Customer A	$915,307	55%		$7,740,574
Customer B	444,044	26%		527,001

	$1,359,351	81%	Total:	$8,267,575

	Six months ended June 30, 2017			June 30, 2017
Customers	Sales	Percentage of sales		Accounts and retention receivable

Customer A	$1,632,293	60%		$7,740,574
Customer B	444,044	16%		527,001

	$2,076,337	76%	Total:	$8,267,575

All customers are located in the PRC.

(b)	Major vendors

For the three and six months ended June 30, 2018, no vendor accounted for 10% of the Company’s purchase.

NF ENERGY SAVING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three and six months ended June 30, 2017, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2017			June 30, 2017
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor D	$379,415	64%		$-
Vendor E	95,325	16%		109,140

Total	$474,740	80%	Total:	$109,140

	Six months ended June 30, 2017			June 30, 2017
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor D	$379,415	47%		$-
Vendor C	107,376	13%		72,250
Vendor E	95,325	12%		109,140

Total:	$582,116	72%	Total:	$181,390

All vendors are located in the PRC.

(c)	Credit risk

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

The Company’s interest-rate risk arises from borrowing under notes and bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2018, borrowings under related party notes were at fixed rates and short-term bank borrowings were at variable rates.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

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

Examples of contracts entered into by the Company or its subsidiaries are:

•	In 2007, Nengfa Energy received contracts for our products and services to be used in three sections of the Middle Section-Jingshi Section of the national project to redirect the water from China’s southern rivers to the north of the country. This phase of the project was completed and passed inspection in 2008.

•	In 2008, the Company received flow control equipment contracts from seven cities in Liaoning Province for their water supply systems.

•	In 2009, the Company was awarded several flow control equipment supply contracts, including one for the Xijiang diversion project of Guandong Province, and one for Phase 1 of Guangdong Yuedian Huilai Power Plant.

•	In 2012, the Company received contracts from Beijing South to North Water Diversion Operation and Management Center, Shanxi Kegong Longsheng technology Ltd, Huaihu Coal Ltd, Chongqing Water-Turbine Ltd, Shenergy Company Limited, Shanghai Qingcaosha City-Environment Project (South Branch Project), Luanhe Power station of China Guodian Corporation ,Qiangui power Ltd , Guizhou Province, Guihang Nenghuan refrigeration engineering Ltd, Shanghai City , Electric power construction corporation (Zambia’s project) , Shandong Province; Lu Electric International Trading corporation, and Shandong Province ( Philippines project).

•	In 2013, the Company received contracts from Zheneng Zhenhai gas thermal power Ltd; Chongqing water turbine factory Ltd; Chongqing Wanliu power Ltd ; Dalian Petrochemical Company of Petro of China ; China National Electric Power Engineering Ltd ; Xinyu iron and steel Ltd; Shandong Electric Power Corporation; Jiajie gas-fired cogeneration branch of Shanxi new energy industry group; and the Amedyan Power Ltd of State Grid; Chuangshi Energy Ltd, Beijing; Peiling Water-resource Development Ltd, Chongqing; Iron and Steel Ltd, Maanshan; Oilfield Construction Group Ltd, Daqing ; Harbin Air-condition Ltd; China resources power (haifeng) Ltd.

•	In 2014, the Company received contracts from LXB Water Supply Co., Ltd. Shandong Luneng Huaneng Power International Trade Company of Taiyuan Dongshan Gas Turbine Thermal Power Co., Ltd., Beijing Sea of Inner Mongolia Coal Gangue Power Co., Ltd. and other companies. At the same time, the Company has also completed the installation of desulfurization, denigration and dust removal systems at the 660T/h boiler room of the Chinese Aviation Company.

•	In 2015, the Company received contracts from Gansu Coal Group Co.Ltd, Nanning Tiefa Valve Co., Ltd, Weinan Dongnan Bureau , Shanxi Ruiguang power Co., Ltd and Harbin Binhe Technology Co., Ltd, Chifeng Jianxi Shangrao water diversion project, Inner Mongolia Caisen hydropower station, Chifeng Xincheng thermal power co., Ltd, Sinkiangr conservancy hub project and Italian Tecnedil International SRL, etc.

•	In 2016, the Company received contracts from the 2*660MW project of a subsidiary of State Grid, Shanxin, a 2*660MW low calorific coal power generation project and the Hubei Huanggang cogeneration project, Jiangsu Guohua Chenjia Gang power co.,Ltd, Shandong electric power construction co.,Ltd , 2*350 MW cogeneration project of Shandong Junan Liyuan Thermal Power Co.,Ltd., 2*1000 MW circulating water system project of Guangdong Datang International Leizhou Power Plant , 2*1000 MW of coal-fired power generating project of Shanxin Shentou Power Co.Ltd, 2*660 MW generator project of North China Power Engineering (Beijing) Co.,Ltd and Liaoning Dahufang reservoir water diversion project etc.

•	In 2017, the Company received contracts from JATIGATE hydroelectric station, Indonesia, Sinkiang Production and Construction Group and Siehuan Dongfa Electric Co.Ltd,China Nuclear Qiqihar environmental protection technology Co. Ltd., for the first phase of an oxidation pond deep processing project; Chongqing water turbine Co., Ltd., for the huangshan dragon hydropower station renovation project in Vietnam; and Chongqing new century electrical Co. Ltd., for the NHESANJEN hydropower station renovation project in Nepal,Zhejiang Zhenhai power plant coal-fired units move renovation project, Wanhua chemical (Ningbo) electric co., Ltd. Valve supply water system project, Chongqing New Century electrical co., Ltd power projects in Pakistan etc.

•	In 2018, the Company received from the chemical pulp project of One Paper Co.,Ltd IN Shandong province, the renewable energy utilization center project of One Comprehensive Development Co.,Ltd in Shanghai etc.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2018	June 30, 2017
Period-end RMB:US$1 exchange rate	6.6191	6.5064
Average period RMB:US$1 exchange rate	6.3666	6.7570

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Total Revenues

Total revenues were $564,339 and $711,418 for the three and six months ended June 30, 2018, respectively, as compared to $1,677,404 and $2,713,445 for the corresponding period in 2017. Total revenues decreased by $1,113,065 and $2,002,027 for the three and six months ended June 30, 2018, respectively, as compared to total revenues for the three and six months ended June 30, 2017. The decrease in product revenue was due to the delivered inventories in the end of 2017 were recognized without the invoices as the revenues of 2017. As a result, the Company deducted these revenues that have been recognized as the revenues of 2017 when received the invoices in the first quarter and the second quarter of 2018.

Product Revenues

Product revenues are derived principally from the sale of manufactured products relating to energy- saving flow control equipment. Product revenues were $406,193 and $497,989 or 71.97% and 69.99% of total revenues for the three and six months ended June 30, 2018, respectively, as compared to $1,605,082 and $2,574,389, or 95.68% and 94.87% of total revenues, for the corresponding period in 2017. Product revenues decreased by $1,198,889 and $2,076,400, or 74.69% and 80.65%, for the three and six months ended June 30, 2018, respectively, as compared to the same period in 2017. The decrease in product revenue was due to the delivered inventories in the end of 2017 were recognized without the invoices as the revenues of 2017. As a result, the Company deducted these revenues that have been recognized as the revenues of 2017 when received the invoices in the first quarter and the second quarter of 2018.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. Service revenues were $158,146 and $213,429, or 28.03% and 30.01%, of total revenues for the three and six months ended June 30, 2018 respectively, as compared to $72,322 and $139,056, or 4.31% and 5.12%, of total revenues for the corresponding period in 2017. Service revenues increased by $85,824 and $74,373, or 118.66% and 53.48%, for the three and six months ended June 30, 2018, respectively, compared to the corresponding period in 2017. The increase in service revenue was primarily due to the increase in orders relating to product collaboration processing services.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $272,548 and $388,190 for the three and six months ended June 30, 2018, respectively, as compared to $1,383,574 and $2,293,833 for the corresponding three and six months in 2017, a decrease of $1,111,026 and $1,905,643, respectively, or 80.30% and 83.07%. The decrease in cost of revenues was primarily due to the decrease in total revenues.

The overall gross profit for the Company was $291,791 and 323,228 (51.70% and 45.43% margin) for the three and six months ended June 30, 2018, respectively, as compared to $293,830 and $419,612 (17.51% and 15.46% margin) for the corresponding three and six months in 2017, respectively, a decrease of $2,039 and $96,384, or 0.69% and 22.96%, compared to the corresponding period in 2017. The increase in gross profit margin was primarily due to the decrease in cost of revenues.

Cost of Products

Total cost of products was $132,464 and $210,995 for the three and six months ended June 30, 2018, respectively, as compared to $1,321,107 and $2,125,186 for the corresponding period in 2017, a decrease of $1,188,643 and $1,914,191, respectively, or 89.97% and 90.07%. This decrease is primarily due to the decrease of product revenue which led to the decrease in the cost of products.

The gross profit for products was $273,729 and $286,994 (67.38% and 57.63% margin) for the three and six months ended June 30, 2018, respectively, as compared to $283,975 and $449,203 (17.69% and 17.45% margin) for the corresponding three and six months in 2017, a decrease of $10,246 (3.6%) and $162,209 (36.11%). This decrease is primarily due to the decrease in product revenues.

Cost of Services

The cost of services was $140,084 and $177,195 for the three and six months ended June 30, 2018, respectively, as compared to $62,467 and $168,647 for the corresponding period in 2017, an increase of $77,617 and $8,548, respectively, or 124.25% and 5.06%. This increase is primarily due to the increase in the service revenue which lead to the increase in the cost of services.

The gross profit for services was $18,062 (11.42% margin) and $36,234 (16.97% margin) for the three and six months ended June 30, 2018, respectively, as compared to $9,855 (13.62% margin) and -$29,591 (-21.27% margin) for the corresponding period in 2017. This increase is primarily due to the decrease in the fixed fee that should be amortized in cost of services.

Operating Expenses

Total operating expenses were $1,835,440 and $2,283,570 for the three and six months ended June 30, 2018, respectively, as compared to $456,072 and $924,606 for the corresponding period in 2017, an increase of $1,379,368 and $1,358,964, respectively, or 302.44% and 146.97%. The increase of operating expenses is primarily due to the increase in the service fees as a listed company and the general and administrative expenses of the Company’s subsidiaries.

Selling and Marketing Expenses

The selling and marketing expenses were $7,449 and $ 16,389 for the three and six months ended June 30, 2018, respectively, as compared to $36,964 and $78,076 for the corresponding period in 2017, a decrease of $29,515 and $61,687, respectively, or 79.84% and 79%. This decrease is primarily due to the decrease in the consulting fees related to operating expenses in the Company’s subsidiaries.

General and Administrative Expenses

General and administrative expenses were $1,827,991 and $2,267,181 for the three and six months ended June 30, 2018, respectively, as compared to $419,108 and $846,530 for the corresponding period in 2017, an increase of $1,408,883 and $1,420,651, respectively, or 336.16% and 167.82%. The increase of general and administrative expenses is primarily due to the increase in the service fees as a listed company and the general and administrative expenses in the Company’s subsidiaries.

LOSS FROM OPERATIONS

As a result of the factors mentioned above, loss from operations was $1,543,649 and $1,960,342 for the three and six months ended June 30, 2018, respectively, as compared to loss from operations of $162,242 and $504,994 for the corresponding three and six months period in 2017, an increase of $1,381,407 and $1,455,348 respectively. This increase is primarily due to the decrease of gross profit related to the decrease in product revenues.

Other Expense

Other expense was $107,877 and $196,223 for the three and six months ended June 30, 2018, respectively, as compared to $96,928 and $177,906 for the corresponding period in 2017, an increase of $10,949 and $18,317 respectively. This increase is primarily due to the increase in interest expense.

Income Tax Expense

For the three and six months ended June 30, 2018, income tax expense was $98 and $98 respectively, as compared to $2,163 and $2,672 for the same period in 2017, a decrease of $2,065 and $2,574, or 95.46% and 96.33%. This decrease was primarily due to the decrease of profit before income tax.

As of June 30, 2018, the operations in the United States of America incurred $4,093,080 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $859,547 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s effective income tax rate for the three months and six month ended June 30, 2018 was 25%.

Net loss

As a result of the factors mentioned above, net loss was $1,651,624 and $2,156,663 for the three and six months ended June 30, 2018, respectively, as compared to net loss of $261,333 and $685,572 for the corresponding period in 2017, an increase of $1,390,291 and $1,471,091. This increase is primarily due to the decrease in the product revenue and corresponding decrease in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the six months ended June 30, 2018, net cash used in operating activities was $246,117. This was attributable primarily to a net loss of $2,156,663, adjusted by non-cash items of allowance of doubtful accounts of $1,454,386, depreciation and amortization of $495,797, gain on disposal of property, plant and equipment of $780, a decrease in accounts and retention receivable by $2,863,247, an increase in inventories by $2,287,919, an increase in prepayment and other receivable by $583,208, an increase in the accounts payable by $76,230 and an increase in other payable and accrued liabilities by $239,057.

For the six months ended June 30, 2017, net cash used in operating activities was $126,790. This was attributable primarily to a net loss of $685,572, adjusted by non-cash items of depreciation and amortization of $405,163, an increase in accounts and retention receivable by $403,487, an increase in inventories by $44,954, an increase in prepayment and other receivable by $493,837, an increase in the accounts payable by $954,434 and a decrease in other payable and accrued liabilities by $84,737.

We have followed ASC 230-10-45-28 and choose to provide information about major classes of cash flow items by the indirect method. In the statement of cash flows, we have reported the same amount for net cash flow from operating activities indirectly by adjusting net loss to reconcile it to net cash flow from operating activities. The reconciliation has separately reported all major classes of reconciling items, for example, changes during the period in accounts receivables pertaining to operating activities, in inventory, and in payables pertaining to operating activities.

As of June 30, 2018, the increase of inventories was primarily due to the delayed project so as to preventing us to deliver these inventories to our clients.

As of June 30, 2018, accounts and retention receivable was $10,539,663, 99.95% and 0.05% of the product revenue and service revenue, respectively.

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

Item	Total	0-90 days	91-180 days	181-365 days	Above 365 days
Product	10,534,828	1,423,906	2,991,395	2,107,231	4,012,296
Service	4,835	-	-	3,324	1,511
Total	10,539,663	1,423,906	2,991,395	2,110,555	4,013,807
Less: retention	504,483	83,722	66,724	143,245	210,792
Less: allowance for doubtful accounts	2,146,130	-	-	-	2,146,130
Accounts receivable, net	7,889,050	1,340,184	2,924,671	1,967,310	1,656,885

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

As of June 30, 2018, the accounts receivable of the major customer with aging above 365 days are expected to be collected between September and December, 2018:

Customer	AR with aging above 365 days	Expected amount to be collected by the end of September 2018	Expected amount to be collected by the end of December 2018
“A”	3,142,137	1,885,280	1,256,857

We offer a free 12 to 24 months of product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the six months ended June 30, 2018, net cash provided by investing activities was $1,540.

Financing activities

For the six months ended June 30, 2018, net cash provided by financing activities was $185,858.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of June 30, 2018, and during the period prior were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NF Energy Saving Corporation
(Registrant)

Date: August 14, 2018	By:	/s/ Gang Li
Gang Li
Chairman, Chief Executive Officer and President

Date: August 14, 2018	By:	/s/ Lihua Wang
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

