Form 10-K
period 2018-12-31
NF Energy Saving Corp
filed 2019-08-30
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

_______________________________

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2018

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 000-50155

_______________________________

NF ENERGY SAVING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

_______________________________

Delaware	02-0563302
(State of Incorporation)	(I.R.S. Employer ID Number)

3106, Tower C, 390 Qingnian Avenue, Heping District, Shenyang, P. R. China	110015
(Address of Principal Executive Offices)	(Zip Code)

(8624) 8563-1159

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	BIMI	The NASDAQ Capital Market

_______________________________

Securities registered pursuant to Section 12(g) of the Act:
None

_______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 29, 2019, the aggregate market value of the common equity held by non-affiliates of the registrant was $10,287,619 based on the price of $2.45 per share, at which price the registrant’s common stock was last sold.

As of August 29, 2019, there were 8,073,289 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects, and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission, or SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A. Risk Factors section of this Annual Report on Form 10-K.

NF ENERGY SAVING CORPORATION

FORM 10-K

i

PART I

ITEM 1. BUSINESS

The Company

As used herein the terms “we”, “us”, “our,” “NF Energy”, “NFEC” and the “Company” means NF Energy Saving Corporation, a Delaware corporation, formerly known as NF Energy Saving Corporation of America, Diagnostic Corporation of America, Global Broadcast Group, Inc., and Galli Process, Inc. These terms also include our subsidiaries, NF Energy Investment Corporation, NF Energy Equipment Limited, Liaoning Nengfa Weiye Energy Technology Company Ltd. (“Nengfa Energy”), a corporation organized and existing under the laws of the Peoples’ Republic of China (“PRC”), and Liaoning Nengfa Tiefa Import & Export Co., Ltd. (“Import & Export Company”), a limited liability corporation organized and existing under the laws of the PRC.

NF Energy was incorporated under the laws of the State of Delaware under the name of Galli Process, Inc. on October 31, 2000 for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. On March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company further changed its name to NF Energy Saving Corporation, in both instances to more accurately reflect our new business.

On November 26, 2015, we formed a new company devoting to intelligent products was set up which is named by “Liaoning Nengfa Weiye Smart Valve Technology Co. Ltd”. (“Nengfa Smart Valve”). On March 8, 2017, “Liaoning Nengfa Weiye Smart Valve Technology Co. Ltd was named by “Liaoning Nengfa Tiefa Import and Export Co., Ltd.” in order to make further business activities. Nengfa Energy owns approximately 57% of the shares in Import & Export Company.

For internal restructuring purposes, we formed a 100% owned subsidiary NF Energy Investment Corporation (“NF Investment”) in British Virgin Islands on June 22, 2018, which owns 100% of equity interests of NF Energy Equipment Limited (“NF Equipment”), a company incorporated in Hong Kong on August 6, 2018. 100% of equity interests of Nengfa Weiye were subsequently transferred to NF Equipment. Other than its equity interests in NF Equipment, NF Investment does not own any assets or conduct any operations. Other than its equity interests in Nengfa Weiye, NF Equipment does not own any assets or conduct any operations.

In January 2019, Mr. Yongquan Bi, an existing director and a substantial stockholder of the Company, together with a group of additional investors whose holdings together constituted a majority of the Company’s voting rights, delivered a written consent (the “Written Consent”) to the Company’s registered office in a process which is consistent with the Company’s governing documents. The Written Consent modified the composition of the Board of Directors. Mr. Yongquan Bi was subsequently appointed as the Company’s Chairman of the Board, Chief Executive Officer and President.

The structure of our corporate organization is as follows:

NF Energy Saving Corporation (BIMI)

NF Energy Saving Corporation
100%
NF Energy Saving Investment Corporation
100%
Hong Kong NF Energy Equipment Limited
Liaoning Nengfa Weiye Energy Technology Co. Ltd
57%
100%
Liaoning Nengfa Tiefa Import & Export Co., Ltd.
Liaoning Nengfa Weiye Energy Technology Co. Ltd Guangdong Branch

In February 2019, we announced that the Company’s NASDAQ ticker symbol will be changed from “NFEC” to “BIMI” and also announced our intention, subject to shareholder and regulatory approvals, to change the corporate name of the Company to BOQI International Medical Inc.

On April 11, 2019, we entered into a stock purchase agreement (the “Agreement”) with LASTING WISDOM HOLDINGS LIMITED, a company organized under the laws of the British Virgin Islands, PUKUNG LIMITED, a company organized under the laws of Hong Kong, BEIJING XIN RONG XIN INDUSTRIAL DEVELOPMENT CO., LTD., a company organized under the laws of the PRC, Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Pharmacy”), a company organized under the laws of the PRC, and several additional individual sellers. The rationale of the Agreement is for our company to purchase the pharmacy business of Boqi Pharmacy, as part of our expansion and shift of focus from the energy sector to the pharmacy business. The aggregate purchase price for the shares of Boqi Pharmacy’s parent consists of a cash consideration of RMB 40,000,000 and up to 1,500,000 shares of our common stock. The purchase price is subject to post-closing adjustments (contingent on fair market value of the acquired companies). This transaction is anticipated to close during the third or fourth quarter of 2019. The Company plans to raise RMB 40,000,000 in equity to fund the acquisition cost.

Business Description

In the last few years, NFEC was dedicated to energy efficiency enhancement in two fields: (1) manufacturing large diameter energy efficient intelligent flow control systems for thermal and nuclear power generation plants, major national and regional water supply projects and municipal water, gas and heat supply pipeline networks; and (2) energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure industries.

NFEC has received many awards and honors from China’s regulators, professional associations and international organizations, including the ISO 9001:2008 certification from Det Norske Veritas Management System, the Liaoning Provincial Government’s Award of Innovative Enterprise with Best Investment Return Potentials, the Special Industrial Contribution Award of the ESCO Committee of China Energy Conservation Association, and the “Contract-abiding and credit enterprise” Award by the Liaoning State Local administrative bureau for industry and commerce. NFEC was awarded of “Hi-tech enterprise” by Liaoning Technology bureau in 2013.

In 2019, we decided to shift our focus so that our business will be mainly engaged in the sale of medicines and other health-related commodities through the development of a marketing network. We intend to focus on sales of prescription drugs, explore new retail opportunities (in addition to the acquisition of Boqi Pharmacy), and enter new rural areas. Through the expansion of pharmacy stores, acquisitions of businesses in the medical industry and franchise development, we intend to continue to build core competencies such as specialized services. We are committed to the pharmaceutical retail industry and to transforming the company into a technology-driven health service platform. We also intend to continue to actively explore domestic and international financing opportunities.

Products and Services

At present, our products and services include:

•        Providing large-diameter smart flow control devices for China’s electric power generation, water supply, heating supply and gas supply industries.

•        Providing the equipment related to desulfurization, denitration and dust removal for China’s electric power generation, metallurgy, petrochemical, steel, cement and heating supply industries.

•        Providing consulting services, such as energy efficiency optimization design, energy consuming equipment retrofit and engineering, equipment maintenance and services, energy management based on Energy Performance Contracts for China’s industrial enterprises.

In 2019, we plan to expand our products and services into the healthcare industry, providing both Chinese and Western medicines, as well as Chinese herbal medicines, health equipment, health foods, general foods, personal care products and daily necessities.

Production and Sales of Energy Saving Flow Control Equipment

Our current principal business is the production and sales of energy-saving flow control equipment and intelligent flow control equipment. This business accounts for the majority of the Company’s current revenues.

The transportation of water, gas, oil, and heat to end users is dependent on various kinds of pipelines and pipe networks. In the case of water pipelines, such systems are also used for public health and safety, and waste and flood control.

We believe that he key to conserve energy and provide for an efficient pipeline transportation process is the valve and the flow control equipment. Having unique technology in this field, the Company has obtained four patents and holds fourteen utilization model patents in China for flow control devices, especially in the area of the bidirectional seal zero revelation installation system with its special characteristics. Using valves of this type can result in a 20% reduction in energy consumption for customers compared to traditional valves. The reduced energy consumption thereby increases the efficiency of the pipeline system. It is widely used in the fields of electric power, hydro power, petroleum, and natural gas. The Company’s super intelligent flow-control device was awarded “Number One Energy Saving Valve of China” by the Chinese Energy Conservation Association. Our products are exported to the United States, Russia, Turkey, Italy, Bulgaria, South Korea, Vietnam, India, Thailand, South Africa, Iraq, and Afghanistan.

Another main business is the energy saving technology engineering and service, the Company intends to continue to develop comprehensive energy conservation and energy reduction equipment and services, and to pursue research development and improved manufacturing of flow control and clean energy related equipment.

Healthcare Products

We plan to expand our operations and focus on becoming a provider of healthcare products. We intend to build up a professional team to take advantage of the market and investment opportunities in China. In April 2019, we entered into a definitive agreement to acquire Boqi Pharmacy. Our plans, subject to obtaining additional financing, also include increasing our investment in medical services and scaling up our recently acquired medical business. At the same time, we intend to follow the group company operation mode and seek new medical service acquisition opportunities with respect to general hospitals, specialist hospitals, specialist chain stores and third-party medical centers in areas such as the Bohai Bay Economic Zone and the Yangtze River Delta in China.

Patents and Technology

Nengfa Energy currently has been issued four invention patents and has applied for fourteen utility model patents in the PRC. In addition to patent protection, we also rely on the confidentiality of our operations, proprietary know-how and business secrets. Although we do not have formal agreements with our employees, we do consider our employees’ work to be proprietary and owned by the Company. Where necessary, we will take steps to protect our intellectual property interests under the laws of the PRC. There can be no assurance that we will be able to enforce our rights if they are improperly taken by our employees or adopted by our competitors outside of sanctioned use and royalty agreements with the Company.

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

We do not have any significant trademarks in use at this time. As our business develops, we will consider the advantage of developing specific trademarks for our products and services and may register those marks with the PRC government authorities for trademark protection.

Markets and Customers

The transport of water and fluid energy, such as oil, gas, steam and hot water depends on pipelines. The intelligent flow control devices supplied by NF Energy are an important part in the fluid energy transportation systems. According to “one belt and road initiative”, China plans to invest 4 trillion yuan in the next 5 to 10 years into water conservancy projects, the average annual investment is 400 billion yuan, and the investment relating to valves is approximately 40 billion yuan per year. Since it was founded in 2006, the Company has supplied its products to many projects of this national water works, including the middle and northern Guangxi Xijiang River Water Diversion Project, Shenzhen Water Supply Project, Shanghai Water Diversion Project, and the 7 urban water supply projects in Liaoning Province, three curved water diversion projects in Dandong, and other major domestic water diversion projects. We believe that we have the best industry performance in water supply projects so as to be awarded as “king of butterfly valve” in water diversion industry. At the same time, we also provide flow control devices and equipment for supercritical thermal power plants and ultra-supercritical coal-fired power plants as well as domestic hydro power generation market which are dominated by China’s state-owned five big power groups. More than 80% of the Company’s annual revenues come from these markets and customers.

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

We intend to operate in the pharmaceutical market upon our acquisition of Boqi Pharmacy. According to the Chinese National Bureau of Statistics, in 2018, the per capita consumption expenditure of the national residents was RMB 19,853 yuan. After deducting the price factor, the actual increase was 6.2%, an increase of 0.8 percentage points over the same period of the previous year. From the perspective of the service consumption structure of residents, the per capita medical expenditure on healthcare was RMB1,685 yuan, an increase of 16.1%. In terms of population structure, the aging population continues to deepen. The proportion of people aged 65 and over has increased by 0.5 percentage points. Affected by factors such as expansion and population migration, the proportion of urban population in China increased by 1.06 percentage points from the end of 2017, an increase of RMB 17.9 million. Benefiting from the increasing demand for medical consumption of residents, the aging of the population, the effect of the “two-child” policy, and the steady improvement of urbanization, the demand for consumer medicine is still stable, laying a solid foundation for continued growth of the pharmaceutical industry.

With the gradual advancement of medicines, prescription outflows will become another major driver of the development of the retail pharmacy industry. The “Notice on Printing and Distributing the 13th Five-Year Plan for Deepening the Reform of the Medical and Health System” (Guo Fa [2016] No. 78) states: “To promote the separation of medical treatment and medicines, medical institutions should prescribe according to the generic name of the drug and take the initiative to provide to the patients, do not limit the outflow of prescriptions. Exploring the multi-channel drug purchasing mode of outpatients in hospitals, patients can purchase drugs from retail pharmacies by prescription.

We believe that adjusting the market structure will make retail pharmacies an important channel for drug sales and pharmaceutical services to patients. In the entire pharmaceutical industry chain, retail pharmacies connect the upstream pharmaceutical preparation production department and downstream patients. We further believe that the growth opportunities expected from increased prescriptions will become a driving force for the development of the retail pharmacy industry.

Currently, the top 100 pharmaceutical retailers in China accounts for 30.8% of the total retail market. This is far below the target set in the Chinese government’s “13th Five-Year Plan”, which forecasts “the annual sales of top 100 pharmaceutical retail operators will account for more than 40% of the total retail sales market”. The top ten retail companies accounted for only 16.8% of the market share, far below the development level of the pharmaceutical market in the US and Japan. In 2017, the number of chain pharmacy companies decreased by 200 compared with 2016. The growth rate of chain enterprises has been negative in the past three years. In 2015-2017, the number of stores in the top 100 and top 10 chain pharmacies accounted for more than gradually climbing. Drawing on the development process of foreign retail pharmacies, the increase in concentration generally occurs after the separation of medicines. China’s pharmaceutical separation reform has been fully launched since 2015, the concentration of retail pharmacy industry has increased rapidly, the speed of mergers and acquisitions of listed companies has accelerated, and the regional integration effect has gradually been reflected, showing a trend of relying on strong and leading enterprises to be strong.

Boqi Pharmacy’s marketing and sales strategy also relies on the use of exclusive agents throughout China who act as marketing agents and after sale service providers. Boqi Pharmacy currently has 23 exclusive distributing agents national wide. At certain times each year, Boqi Pharmacy provides and organizes training sessions for these agents and their personnel. These sessions provide Boqi Pharmacy with a valuable opportunity to gather feedback and to foster an exchange of technical ideas.

Raw Materials

The major raw materials for our production of our flow control devices are stainless steel, steel, copper and rubber parts. We source our materials locally in China. Nengfa Energy is located in Liaoning Province which is China’s largest production base for iron and steel. We have stable long term supply arrangements for our principal raw material suppliers based on long standing business relationships. Since we are located close to the suppliers of many of our essential raw materials, we believe that we enjoy price and transportation cost advantages over our competitors and competing users. Through our advanced technology and our management of raw materials, we believe that we are able to manage and improve our consumption rates of the raw materials we use in production, which results in lower operating expense and extension of our inventories.

Boqi Pharmacy’s pharmaceutical and medical device suppliers mainly include national large-scale pharmaceutical and medical device manufacturing companies and wholesale pharmaceutical companies. Among the national large-scale pharmaceutical and medical device manufacturing suppliers are Shanghai Pharmaceutical (Group) Co., Ltd., China Pharmaceutical Group Corporation, Guangzhou Pharmaceutical Group Co., Ltd., Tianjin Pharmaceutical Group Co., Ltd., Shandong Dong’e Ejiao Group Co., Ltd., Harbin Pharmaceutical Group Co., Ltd. and other large pharmaceutical companies. Among the wholesale pharmaceutical companies are China National Pharmaceutical Group Corporation, China Resources Pharmaceutical Group Co., Ltd., Shanghai pharmaceutical Group Co., Ltd., Jointown Pharmaceutical Group Co., Ltd., Guangzhou Pharmaceutical Co., Ltd. and Nanjing Pharmaceutical Co., Ltd and other mega wholesalers of drug and medical devices.

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

According to the “Administrative Measures for Pharmaceutical Business Licenses” and other relevant regulations in China, we will need to obtain qualification certificates for the Operations of the company, its subsidiaries and the pharmacy stores. The qualification certificates mainly include the “Quality Management Certificate for Pharmaceutical Administration” (GSP Certificate), “Pharmaceutical Business License”, “Food Business License”, “Medical Device Business License”, “Medical Agency Practice License”, etc.

The pharmacy stores directly operated by Boqi Pharmacy have all obtained the “Pharmaceutical Business License” and the “Pharmaceutical Management Quality Management Certificate”. At the same time, 30 stores have obtained the “Internet Drug Information Service Qualification Certificate” and 25 stores have obtained the “Medical Device Network Sales Record”. These business qualifications have been renewed or renewed in a timely manner according to the relevant laws and regulations.

Seasonality

Our management believes that our operations are not currently subject to seasonal influences.

Competition

The Company believes it holds a leading position in the super diameter energy efficient flow control system market in China. The Company has an extensive competitive advantage over Chinese domestic manufactures in this field. Other manufactures that are focusing on the development of different and smaller valve products may enter this field. Our major potential competitor in this field is China Valve Technology.

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

Boqi Pharmacy is one of the pharmaceutical retailers with a wide distribution network in China. As of December 31, 2018, its marketing network covered 9 provincial markets and nearly 20 prefecture-level cities (urban areas). In 65% of the region, Boqi Pharmacy has established a well-developed online and offline distribution network and a more efficient logistics system in the relevant regions. At the same time, it has strengthened its market share in the terminal market through the combination of endogenous growth and outreach mergers and acquisitions. In recent years, the number of company stores has maintained an annual growth rate of nearly 30%.

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

Research and Development

Our historical research and development activities have been focused on the development of new flow control devices or new production technologies. Our research and development expenses include the materials and labor costs, application fees for patents and significant improvements to existing products. We incurred $56,189 and $73,238 of research and development expenses in 2018 and 2017, respectively. In future, we plan devote more resources to research and development and plans to acquire businesses with research and development capabilities.

Employees

As of December 31, 2018, we had 81 employees including 52 technical staff working in our subsidiaries located in China. We believe we have a good relationship with our employees.

Others

Our internet website address is http://www.nfenergy.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy statement and registration statements, and all of our insider Section 16 reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the “Investors” section of our website. The information on our website is not incorporated by reference into this annual report.

ITEM 1A. RISK FACTORS

Investors should carefully consider the following risk factors, in addition to other information included in this annual report, in evaluating NF Energy Saving Corporation and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Risks Related to Our Business

Our losses in 2018 and need to refinance our outstanding debt raise doubt as to whether we can continue as a going concern.

As of December 31, 2018, we had an accumulated deficit of $6.4 million and a working capital deficit of $10.5 million. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. As such, there is substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

We have had a history of losses and our future levels of sales and ability to achieve profitability are unpredictable.

As of December 31, 2018, we had an accumulated deficit of $6.4 million and net loss of approximately $17 million for the year ended December 31, 2018. For the comparable periods, we had a net loss of $1,578,000 in 2017, $1,818,000 in 2016, $969,400 in 2015, and $617,300 in 2014. Our ability to maintain and improve future levels of sales and profitability depends on many factors, which include:

•        delivering products in a timely manner;

•        successfully implementing our business strategy;

•        increased demand for existing products; and

•        controlling costs.

There can be no assurance that we will be able to meet our challenges and continue to be profitable in the future or that the level of historic sales will continue in the future.

We are undertaking a large number of business initiatives at the same time, including exploring opportunities to expand into the healthcare industry in China. If these initiatives are not successful, they may have a negative impact on our results of operations.

We are undertaking a large number of new business initiatives at the same time in order to support our future growth. For example, we expect that our acquisition of Boqi Pharmacy will close later in 2019. Boqi Pharmacy is engaged in retailing medical products through its pharmacy chain stores which is different from our traditional operations and such operations may expose us to operational risks. There can be no assurance that we will successfully scale Boqi Pharmacy, or that our offerings will be attractive to consumers in our market.

Furthermore, we can provide no assurances that we will be successful in our new business initiatives. In addition, developing and testing new and multiple business opportunities and strategies often requires knowledge in areas of expertise that may be new to our organization and may require significant time of our management and resources. For example, Boqi Pharmacy extends our business into an area where we have had limited historical operating and management experience and where low margins and high customer expectations can put pressure on results and performance.

Expanding our business will also require that we develop management expertise in new markets and regulatory regimes, and an inability to adapt our business quickly and efficiently to support our international expansion could materially adversely affect our financial condition and results of operations. We can provide no assurances that we will be successful in expanding our operations into any new businesses and product lines.

Any new businesses we enter may also expose us to additional laws, regulations and risks, including the risk that we may incur ongoing operating expenses in such businesses in excess of revenues, which could harm our financial condition and results of operations. The financial profile of any such new businesses may be different than our current financial profile, which could affect our financial performance and the market price for our common stock.

We may incur significant costs for any new initiative before we realize any corresponding revenue with respect to such initiative. In addition, we may incur costs as we revise, restructure or discontinue existing product categories or business offerings in favor of pursuing new initiatives or retail concepts. The introduction of excellent and new assets requires significant investments by us and outside investors, and we anticipate that will experience some painful period. To the extent that these new business opportunities do not generate sufficient revenue to recoup the cost of developing and operating such new concepts, our results of operations could be materially adversely affected.

In addition, we are continuing a number of new initiatives to improve the operations of our business, including ongoing refinements to our management structure and organizational design. Some of the improvements we are pursuing include simplifying the management structure and optimizing the organizational design will affect our financial results from quarter to quarter.

Given the large number of organizational initiatives we are pursuing, as well as the complexity and untested nature of many of these efforts, there can be no certainty that we will be successful in executing on these initiatives including changes to our organizational design and management structure. We may not experience the operational or financial benefits we expect these improvements to generate and we may face unanticipated costs related to pursuing these initiatives such as personnel turnover, management distraction, or compliance and quality control risks, any of which could have a material adverse effect on our financial condition or results of operations.

All of the foregoing risks may be compounded due to various factors including the economic downturn in China. If we fail to achieve the intended results of our current business initiatives, or if the implementation of these initiatives is delayed or abandoned, diverts management’s attention or resources from other aspects of our business or costs more than anticipated (including, as a result of personnel turnover or compliance and control risks), we may experience inadequate return on investment for some or all such business initiatives, which could have a material adverse effect on our financial condition or results of operations.

We have experienced significant fluctuations in our business during the last several years, and high levels of growth may not be achieved in future periods and may not generate a corresponding improvement in our results of operations.

We have experienced significant fluctuations in the growth rate of our business during the last several years. We may continue to experience wide fluctuations in quarter-to-quarter performance, not only because the rate of sales growth in some quarters may be slower than in prior periods but also because we may experience some quarters that have growth rates that are higher than prior periods. We are currently engaged in a number of initiatives to support the growth and expansion of our business.

While we anticipate that these initiatives will support the growth of our business, costs and timing issues associated with pursuing these initiatives can negatively affect our gross margins in the short term and may amplify fluctuations in our growth rate from quarter to quarter depending on the timing and extent of our realization of the costs and benefits of such initiatives.

There can be no assurance that these efforts will be successful or that we will not encounter other operational difficulties that may have a material negative impact on growth and profitability. In addition, these initiatives may have near-term material negative impacts on growth and profitability as we incur costs or pursue strategies that may not contribute to our profits and margins until future periods, if at all.

Some factors affecting our business, including macroeconomic conditions and policies and changes in legislation, are not within our control. In prior periods, our results of operations have been adversely affected by weakness in the overall economic environment in China.

In addition, our rates of revenue growth and comparable brand revenue growth have sharply fluctuated from quarter to quarter over the last three years and we expect volatility in the rates of our growth to continue in future quarterly periods. Unique factors in any given quarter may affect period-to-period comparisons in our revenue and comparable brand revenue growth, including;

•        the overall economic and general retail sales environment, including the effects of uncertainty or stock market volatility on consumer spending;

•        our ability to collect our accounts receivable;

•        consumer preferences and demand;

•        our ability to efficiently source and distribute products;

•        changes in our product offerings and the introduction, and timing thereof, of introduction of new products and new product categories; and

•        our competitors introducing similar products.

Due to these factors, our results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year. Our results of operations may also vary relative to corresponding periods in prior years. We may take certain pricing, merchandising or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season, and as a result we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and cannot be relied upon as indicators of future performance.

Other future developments in our business could also result in material changes in our operating costs. We cannot assure you that we will succeed in offsetting any such expenses with increased efficiency or that cost increases associated with our business will not have an adverse effect on our financial results.

We require a significant amount of cash to satisfy our debt obligations. If we fail to generate sufficient cash flow from operations, we may need to renegotiate or refinance our debt, obtain additional financing, postpone capital expenditures or sell assets.

We depend mainly on cash generated by continuing operating activities to make payments on our debt. We cannot assure you that we will generate sufficient cash flow from operations to make the scheduled payments on our debt. Our ability to meet our debt obligations will depend on whether we can successfully implement our business strategy, as well as on economic, financial, competitive and technical factors.

Some of the factors are beyond our control, such as economic conditions in the markets where we operate or intend to operate, changes in our customers’ demand for products that we sell, and pressure from existing and new competitors. Also, because certain of our loans bear interest at floating rates, we are susceptible to an increase in interest rates.

If we cannot generate sufficient cash flow from operations to make scheduled payments on our debt obligations, we may need to renegotiate the terms of our debt, refinance our debt, obtain additional financing, delay planned capital expenditures or sell assets.

If our lenders decline to renegotiate the terms of our debt in these circumstances, the lenders could declare all amounts borrowed and all amounts due to them under the agreements due and payable.

Our debt obligations may hinder our growth and put us at a competitive disadvantage.

Our debt obligations require us to use a substantial portion of our operating cash flow to repay the principal and interest on our loans. This reduces funds available to grow and expand our business, limits our ability to pursue business opportunities and makes us more vulnerable to economic and industry downturns. The existence of debt obligations and covenants also limits our ability to obtain additional financing on favorable terms.

Due to restrictions in our loan agreements, we may not be able to operate our business as we desire.

Our loan agreements contain a number of conditions and limitations on the way in which we can operate our business, including limitations on our ability to raise debt, sell or acquire assets.

The restrictions in our loan agreements may force us to pursue less than optimal business strategies or forgo business arrangements, which could have been financially advantageous to our shareholders and us. Our failure to comply with the restrictions contained in our loan agreements could lead to a default under the terms of these agreements.

We may expand our business through acquisitions that could result in diversion of resources and extra expenses. This could disrupt our business and adversely affect our financial condition.

In April 2019, we entered into an agreement to acquire Boqi Pharmacy. We may expand our services through additional acquisitions. The negotiation of acquisitions, investments or joint ventures, as well as the integration of acquired or jointly developed businesses, could divert our management’s time and resources. There can be no assurance that we will be able to consume this acquisition or successfully integrate and manage future acquisitions, if they occur.

Furthermore, once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity which existed prior to the acquisitions or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations.

We may not be successful in achieving the potential benefits of the acquisition of the business operations of Boqi Pharmacy.

In April 2019, the Company entered into an agreement to acquire Boqi Pharmacy. The transaction is expected to close later in 2019. This acquisition is subject to a variety of risks that could seriously harm our business, financial condition, results of operations, and share price. These risks include, among others:

•        incurrence of unexpected expenses associated with acquisition and integration of the acquired business into our Company;

•        difficulties in the assimilation and integration of the acquired operations, personnel, technologies, products, and information systems;

•        diversion of management’s attention from other business concerns;

•        contractual disputes;

•        potential loss of key employees;

•        incompatible business cultures;

•        difficulties in implementing and maintaining uniform standards, controls and policies;

•        the impairment of relationships with employees and customers as a result of integration of new personnel; and

•        potential inability to retain, integrate and motivate key management, marketing, technical sales and customer support personnel.

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

We will need to raise additional capital from outside sources for the purchase of Boqi Pharmacy and other anticipated acquisitions. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. One possible impediment to raising capital is the tightening credit policies of the Chinese banks and the continued effects of tightening in the global credit markets. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products or services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We cannot be sure that we will be able to secure all the financing we will require, or that it will be available on favorable terms. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

There can be no assurance that we will not be classified as a passive foreign investment company (a “PFIC”).

Based upon our current and projected income, assets and activities, there can be no assurance that we will not be classified as such in the future. Such classification may have materially adverse tax consequences for our U.S. shareholders. One method of avoiding such tax consequences is by making a “qualified electing fund” election for the first taxable year in which the Company is a PFIC. However, such an election is conditioned upon our furnishing our U.S. shareholders annually with certain tax information. We do not presently prepare or provide such information, and such information may not be available to our U.S. shareholders if we are subsequently determined to be a PFIC. You are advised to consult with your own tax advisor regarding the particular tax consequences related to the ownership and disposition of our Ordinary Shares under your own particular factual circumstances.

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

We derive a substantial part of our revenues from several major customers, therefore if we lose any of these customers or they reduce the amount of business they do with us in the future, our revenues may be affected

During the year ended December 31, 2018, we generated 60% of our revenues from our top 10 customers. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be materially and adversely affected. Although we have a strategic partnership with our largest customer and a preferred provider agreement with our first largest customer until 2021, there can be no assurance that these customers will continue to provide the current level of demand or will not seek to modify or terminate their respective agreements.

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

In the past, most of our customers made payments in accordance with the agreed payment terms in a timely manner. However, since late 2018, some of our customers requested extended payment terms and those receivables are now outstanding for over one year. Although some of these customers are large state-owned corporations, in view of current economic situation in China and limited subsequent collections, we determined to accrue significant allowances against those receivables. As of December 31, 2018, we reported $14.7 million of allowances for doubtful accounts. As a result, we will have to obtain outside financing and our operating expenses will increase. Extension of the accounts receivable period may also result in reduced collections, which will adversely affect our operations and profitability.

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

We may be unable to effectively manage our planned growth.

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

Our success depends to a large extent upon the continued service of a few executive officers and key employees, including, Mr. Yongquan Bi, our Chairman, Chief Executive Officer and President. The loss of the services of one or more of our key employees would have an adverse effect on us and our PRC operating subsidiaries, as these individuals play a significant role in developing and executing our overall business plan and maintaining customer relationships and proprietary technology systems. While none of our key personnel is irreplaceable, the loss of the services of any of these individuals would be disruptive to our business. We believe that our overall future success depends in large part upon our ability to attract and retain highly skilled managerial and marketing personnel. There is no assurance that we will be successful in attracting and retaining such personnel on terms acceptable to the Company or the employee. Inadequate personnel will limit our growth, and will be seen as a detriment to our prospects, leading potentially to a loss in value for investors.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our Chairman, Chief Executive Officer and President, Mr. Yongquan Bi, beneficially, together with a group of investors, owns approximately 51% of the outstanding shares of our common stock and is our largest single stockholder. Accordingly these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into certain transactions which may be beneficial to our other stockholders. The interests of these stockholders may differ from the interests of the other stockholders.

Anti-Takeover Effects of proposed Amended and Restated Certificate of Incorporation and By-laws

We are contemplating adopting provisions to our certificate of incorporation and by-laws that may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that other shareholders might similarly consider in their best interest, including any attempt that might result in receipt of a premium over the market price for stockholders’ shares of common stock. We intend to seek shareholder approval of such amendments in the near future. These provisions may include:

Classified Board.    Such amendments may provide that our board of directors will be divided into three classes of directors, with the classes as nearly equal in number as possible. As a result, approximately one third of our board of directors will be elected each year. The classification of directors will have the effect of making it more difficult for stockholders to change the composition of our board. Our amended and restated certificate of incorporation may also provide that, subject to any rights of holders of preferred stock to elect additional directors under specified circumstances, the number of directors will be fixed exclusively pursuant to a resolution adopted by our governing body.

Action by Written Consent;    Special Meetings of Stockholders. Such amendments may provide that stockholder action can be taken only at an annual or special meeting of stockholders and cannot be taken by written consent in lieu of a meeting. Our amended and restated certificate of incorporation and by-laws may also provide that, except as otherwise required by law, special meetings of the stockholders can only be called by the Executive Committee (or, if it does not then-exist, the board of directors), the chairman, vice chairman or executive chairman of the board or the chief executive officer, or at the request of holders representing a majority of the total voting power of our issued and outstanding common stock, voting together as a single class. Except as described above, stockholders may not be permitted to call a special meeting or to require the board of directors to call a special meeting.

We are responsible for the indemnification of our officers and directors.

The DGCL and our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations. Any payment in respect of these indemnification rights could have an adverse effect on our cash flow and our results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management of public companies to develop and implement internal controls over financial reporting and evaluate the effectiveness thereof. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual interim financial statement will not be prevented or detected on a timely basis. Due to the Company’s limited resources, we currently do not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP.

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

The Nasdaq Capital Market imposes listing standards on our common stock that we may not be able to fulfill, thereby leading to a possible delisting of our common stock. We are currently facing such risk.

As a listed Nasdaq Capital Market company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our Board of Directors and committees thereof, minimum bid price of our common stock and minimum stockholders’ equity. The failure to meet the Nasdaq Capital Market requirements may result in the de-listing of our common stock from the Nasdaq Capital Market, which could adversely affect the liquidity and market price thereof.

We have not timely filed its reports in 2019, including this Form 10-K. On August 16, 2019, the Company received a notification letter from NASDAQ stating that, because the Company’s Form 10-Q for the period ended June 30, 2019 has not been filed, the Company is not in compliance with NASDAQ’s Listing Rules for continued listing. The Company at the time has not yet filed its Annual Report on Form 10-K for the period ended December 31, 2018 nor Form 10-Q for the period ended March 31, 2019, and the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the SEC. The letter reiterates that the Company has been granted an exception until August 30, 2019 to file its delinquent Form 10-K for the period ended December 31, 2018 and Form 10-Q for the period ended March 31, 2019 and until September 16, 2019, to file its Form 10-Q for the period ended June 30, 2019. As a result of the additional delinquency, NASDAQ requested that the Company submit an update to its original plan no later than August 30, 2019 as to how to regain compliance with respect to the filing requirement.

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

We have not paid dividends on our common stock in 2018 or 2017, and we do not anticipate paying any dividends in the near future. Investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

On March 8, 2018, U.S. President Donald Trump proposed a further 25% tariffs, the equivalent of $50 billion on Chinese goods. In response, on April 4, 2018, China released a tariff list of 25% on $50 billion of US imports. The U.S. government imposed a 25% tariff on $50 billion of Chinese imports in July and August 2018, respectively, to be followed by a 10% tariff on $200 billion of Chinese goods in September 2018. On August 23, 2019, the U.S. government announced the plan for two tariff increases in retaliation for China’s imposing additional tariffs of 5% to 10% on $75 billion of U.S. imports earlier that day.

There is no guarantee that more measures will be introduced, and if these trade policies come into force and the scope of them is further expanded, the volume of China-U.S. import and export trade would drop significantly, which will lead to deterioration in economic conditions of both countries and decrease of business and official activities between both countries.

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

Our reporting currency is the US Dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China changed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer officially pegged to the US dollar, and the exchange rate will have some flexibility. Despite fluctuations in the exchange rate in 2016, the floating exchange rate regime is stable. If the RMB depreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will decline in value and if the RMB appreciates relative to the US Dollar, our revenues as expressed in our US Dollar financial statements will increase in value. There are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In 2008, the Company was approved by the local government to construct a manufacturing facility for energy-saving products and equipment in Yinzhou District Industrial Park, Tieling City, Liaoning Province, PRC. Total estimated construction cost of a new manufacturing facility will be approximately $24 million. It covers an area of 81,561 sq. m acres.

The first phase of construction project was completed and began its operations in December 2012. The second phase of construction project was completed in 2013 and received the approval of fire security by the local authority in March 2014. The property ownership certificate relating to the completed construction was approved at the end of November, 2016. The cost of construction has been transferred to property, plant and equipment by the end of 2017 upon the granting of property ownership certificate from the local authority.

ITEM 3. LEGAL PROCEEDINGS

On April 22, 2019, one of NF Energy’s suppliers filed a lawsuit against NF Energy for unpaid outstanding payable of RMB 1,278,181.8. On May 24, 2019, the parties entered into a court-supervised settlement where NF Energy agreed to pay the supplier RMB 1.26 million in total.

ITEM 4. MINE SAFTEY DISCLOSURE

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock trades under the symbol “BIMI” on the Nasdaq Capital Market. The number of stockholders of record of our common stock as of August 15, 2019 was 1,352. This number excludes stockholders whose stock is held in nominee or street name by brokers.

No dividends have been declared or paid on our common stock. We do not currently anticipate that we will pay any cash dividends on our common stock in the foreseeable future.

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

Revenue recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition. The adoption had no material impact on the Company’s consolidated financial statements and there was no adjustment to the beginning retained earnings on January 1, 2018.

Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods and services, net of value-added tax. The Company determines revenue recognition through the following steps:

•        Identify the contract with a customer;

•        Identify the performance obligations in the contract;

•        Determine the transaction price;

•        Allocate the transaction price to the performance obligations in the contract; and

•        Recognize revenue when (or as) the entity satisfies a performance obligation.

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

At December 31, 2018 and 2017, the Company had no benefit or penalties regarding its income taxes. As of December 31, 2018, there are no significant uncertain tax items.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

REVENUES

Total revenues were $6,542,232 and $8,508,173 for the years ended December 31, 2018 and 2017, respectively. Total revenues decreased by $1,965,941 or 23%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in total revenue was due to the economic slowdown in China which had an adverse effect on product demand.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products and energy saving flow control equipment. Product revenues were $6,362,724 and $8,267,174 for the years ended December 31, 2018 and 2017, respectively. Product revenues for the year ended December 31, 2018 decreased by $1,904,450 or 23%, compared to the year ended December 31, 2017. The decrease in product revenue was due to the economic slowdown in China which had an adverse effect on product demand.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. The energy-saving technical services include providing energy saving auditing, conservation plans, and/or related service reports. The product re-processing services are generally billed on a time-cost plus basis. Service revenues were $179,508 and $240,999 for the years ended December 31, 2018 and 2017, respectively, a decrease of $61,491 or 26%.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation, and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services. Total cost of revenues was $6,082,878 and $7,591,659 for the years ended December 31, 2018 and 2017, respectively. The total cost of revenues decreased by $1,508,781 or 20% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in cost of revenues was primarily due to the decrease in revenues.

The overall gross profit for the Company was $459,354 and $916,514, or 7% and 10.77%, of total revenues, for the years ended December 31, 2018 and 2017, respectively.

Cost of Products

Total cost of product revenues was $5,960,475 and $7,378,113 for the years ended December 31, 2018 and 2017, respectively. The cost of products decreased by $1,417,638 or 19% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in cost of products was primarily due to the decrease in revenues

The gross profit for products was $402,249 and $889,061, and the gross profit margin was 6% and 10.75% for the years ended December 31, 2018 and 2017, respectively.

Cost of Service Revenues

Total cost of service revenues was $122,403 and $213,546 for the years ended December 31, 2018 and 2017, respectively. The cost of service revenues decreased by $91,143 or 43% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The gross margin for services was $57,105 and $27,453, or 32% and 11.39%, for the years ended December 31, 2018 and 2017, respectively.

Operating Expenses

The total operating expenses were $16,253,087 and $2,111,585 or 248% and 24.81% of revenues, for the years ended December 31, 2018 and 2017, respectively. The total operating expenses increased by $14,141,502 or 670% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase of operating expenses is mainly due to a $14,736,277increase in bad debt allowances. These bad debts are mainly attributable to our customers’ failure to collect on their own receivables. Our customers are primarily power plants. Because the Chinese government has recently strengthened its environmental protection measures, many power plants suffered greatly and can’t collect on their invoices for projects. We believe that if we sued these customers, we would be unable to collect on a wining judgment. Due to the economic downturn in China, we are facing higher credit risks and challenges in collecting outstanding receivables from our customers.

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable. In the past, most of our customers made payments in accordance with the agreed payment terms in a timely manner. However, since late 2018, some of our customers requested extended payment terms and those receivables are now outstanding for over one year. Although some of these customers are large state-owned corporations, in view of current economic situation in China and limited subsequent collections, we determined to accrue significant allowances against those receivables. As of December 31, 2018, we reported $14.7 million of allowances for doubtful accounts.

We offer 12 months of product warranty on a case-by-case basis without charge, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Sales and marketing expenses

The total sales and marketing expenses were $133,788 and $63,451, or 2% and 0.75%, of total revenues, for the years ended December 31, 2018 and 2017, respectively. The increase is primarily due to increased consulting expenses incurred by our subsidiaries.

General and administrative expenses

General and administrative expenses were $16,119,299 and $2,048,134, or 246% and 24.07%, of total revenue, for the year ended December 31, 2018 and 2017, respectively. General and administrative expenses increased by $14,071,165, or 687%. The increase in general and administrative expenses is primarily due to the increase in our bad debt expenses, as stated in the above paragraph related to “operating expenses”.

Loss from Operations

As a result of the foregoing, our loss from operations was $15,793,733 and $1,195,071 for the year ended December 31, 2018 and 2017, respectively. The increase in our loss from operations was $14,598,662, or 1,222%, in the year ended December 31, 2018. This increase is primarily due to the increase in our bad debt expenses and reduction of revenues.

Other Expenses

For the year ended December 31, 2018, other expense was $1,205,944 as compared to $380,600 for the year ended December 31, 2017, an increase of $825,344 or 217%. The increase in other expenses was due to a litigation loss. For the year ended December 31, 2018, we reported a $914,595 litigation loss.

Income Tax Expenses

For the years ended December 31, 2018 and 2017,our income tax expenses were $117 and $2,744, respectively.

As of December 31, 2018, the Company’s operations in the United States incurred $4,134,645 of cumulative net operating losses, which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $868,275 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net loss

As a result of the foregoing, we recorded a net loss of $16,999,794 for the year ended December 31, 2018 compared to a net loss of $1,578,415, for the year ended December 31, 2017. The net loss for the year ended December 31, 2018 increased by $15,421,379,or 977%, as compared to the year ended December 31, 2017. The increase in net loss is primarily due to the increases of bad debt expenses of $14,736,278 and a litigation loss of $914,595.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

For the year ended December 31, 2018, net cash used in operating activities was $343,970. This was attributable primarily our net loss of $16,994,794, adjusted by non-cash items of depreciation and amortization of $1,038,836 and bad debt expenses of $14,736,278, an increase in accounts and retention receivable of $846,288, a decrease in inventories of $1,055,168, a decrease in prepayments and other receivable of $720,899, a decrease in the accounts payable of $585,920, and an increase in other payable and accrued liabilities of $510,499.

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

We have followed ASC 230-10-45-28 and choose to provide information about major classes of cash flow items by the indirect method. In the statement of cash flows, we have reported the same amount for net cash flow from operating activities indirectly by adjusting net income to reconcile it to net cash flow from operating activities. The reconciliation separately reports all major classes of reconciling items, for example, changes during the period in accounts receivables pertaining to operating activities, in inventory, and in payables pertaining to operating activities.

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable. In past years, most of our customers made payments in accordance with the agreed payment terms in a timely manner. However, since late 2018, some of our customers requested extended payment terms and those receivables are now outstanding for over one year. Although some of these customers are large state-owned corporations, in view of current economic situation in China and limited subsequent collections, we determined to accrue significant allowances against those receivables. As of December 31, 2018, we reported $14,736,278 of allowances for doubtful accounts.

We offer 12 months of product warranty on a case-by-case basis without charge, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing activities

For the years ended December 31, 2018 and 2017, we did not use cash in investing activities.

On April 11, 2019, we entered into an Agreement with LASTING WISDOM HOLDINGS LIMITED, a company organized under the laws of the British Virgin Islands, PUKUNG LIMITED, a company organized under the laws of Hong Kong, BEIJING XIN RONG XIN INDUSTRIAL DEVELOPMENT CO., LTD., a company organized under the laws of the PRC, Boqi Pharmacy and several additional individual sellers. The rationale of the Agreement is for our company to purchase the pharmacy business of Boqi Pharmacy, as part of our expansion and shift of focus from the energy sector to the pharmacy business. The aggregate purchase price for the shares of Boqi Pharmacy’s parent consists of cash consideration of RMB 40,000,000 and up to 1,500,000 shares of our common stock. The purchase price is subject to post-closing adjustments (contingent on fair market value of the acquired companies). This transaction is anticipated to close during the third or fourth quarter of 2019. The Company plans to raise RMB 40,000,000 in equity to fund the acquisition cost.

Financing activities

For the year ended December 31, 2018, net cash provided by financing activities was $211,264, including repayments of $1,058,258 of bank demand notes and $6,047,190 of short-term bank borrowing. In addition, we also received financial funding of $769,522 from our related parties, proceeds of $6,047,190 from short-term bank borrowing and $500,000 from sales of our common stock.

For the year ended December 31, 2017, the Company repaid $6 million of short-term bank loan and received proceeds of $7 million (Equivalent to RMB 40,000,000) from SPD Bank, due March 19, 2018, interest payable monthly, which is guaranteed by its vendor.

Inflation

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our results of operations. At present we are able to increase our prices due to the rising prices of raw materials.

Market Risk

We do not believe that our foreign currency exposure is significant as our sales are transacted in local currencies. We did not enter into any foreign exchange contracts in the year ended December 31, 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NF ENERGY SAVING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of NF Energy Saving Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NF Energy Saving Corporation and Subsidiaries (the Company) as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2018. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018, and the consolidated results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ HHC

Forest Hills, New York

August 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

NF Energy Saving Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NF Energy Saving Corporation and its subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operation, statements of comprehensive loss, cash flows, and changes in stockholders’ equity for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audit provides a reasonable basis for our opinion.

/s/ HKCMCPA Company Limited

We have served as the Company’s auditor since 2006.

Hong Kong, China

March 30, 2018

NF ENERGY SAVING CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$17,860	$282,154
Restricted cash	179,496	—
Accounts receivable, net	1,340,509	12,217,790
Retention receivable	—	545,940
Inventories	937,966	2,064,231
Prepayments and other receivables	131,442	3,645,652
Total current assets	2,607,273	18,755,767

Non-current assets:
Property, plant and equipment, net	17,958,136	19,987,116
Land use right, net	2,460,668	2,664,054
Construction in progress	24,722	26,128
TOTAL ASSETS	$23,050,799	$41,433,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,782,182	$3,976,334
Accounts payable, trade-related parties	416,547	—
Short-term bank borrowings	5,816,961	7,223,681
Amount due to a related party	918,033	431,682
Other payables and accrued liabilities	3,131,655	2,504,556
Total current liabilities	13,065,378	14,136,253
TOTAL LIABILITIES	13,065,378	14,136,253

Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,573,289 and 7,073,289 shares issued and outstanding as of December 31, 2018 and 2017, respectively	7,573	7,073
Additional paid-in capital	12,555,325	12,055,825
Deferred compensation	—	—
Statutory reserve	2,227,634	2,227,634
Accumulated other comprehensive income (loss)	1,788,302	2,613,829
(Accumulated losses) retained earnings	(6,443,102)	10,343,407
Total NF Energy Saving Corporation stockholders’ equity	10,135,732	27,247,768
Non-controlling interest	(150,311)	49,044
TOTAL EQUITY	9,985,421	27,296,812
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,050,799	$41,433,065

The accompanying notes are an integral part of these consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2018	2017
REVENUES, NET
Products	$6,362,724	$8,267,174
Services	179,508	240,999
Total revenues, net	6,542,232	8,508,173

COST OF REVENUES
Cost of products	5,960,475	7,378,113
Cost of services	122,403	213,546
Total cost of revenues	6,082,878	7,591,659

GROSS PROFIT	459,354	916,514

OPERATING EXPENSES
Sales and marketing	133,788	63,451
General and administrative	16,119,299	2,048,134
Total operating expenses	16,253,087	2,111,585

LOSS FROM OPERATIONS	(15,793,733)	(1,195,071)

Other expense
Other expense	(790,037)	(26,863)
Interest income	505	8
Interest expense	(416,412)	(353,745)
Total other expense	(1,205,944)	(380,600)
LOSS BEFORE INCOME TAXES	(16,999,677)	(1,575,671)
Income tax expense	(117)	(2,744)
NET LOSS	(16,999,794)	(1,578,415)
Less: net loss attributable to non-controlling interest	(213,285)	(8,598)
NET LOSS ATTRIBUTABLE TO NF ENERGY SAVING CORPORATION	$(16,786,509)	$(1,569,817)

Net loss per share:
– Basic and Diluted	$(2.27)	$(0.22)

Weighted average common shares outstanding:
– Basic and diluted	7,477,399	7,073,289

The accompanying notes are an integral part of these consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2018	2017
NET LOSS	$(16,999,794)	$(1,578,415)
Other comprehensive loss:
– Foreign currency adjustment loss	(825,527)	(1,948,838)
COMPREHENSIVE LOSS	$(17,825,321)	$(3,766,417)

The accompanying notes are an integral part of these consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,999,794)	$(1,578,415)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,038,836	944,012
Stock based compensation	—	355,200
Write off of property, plant and equipment	14,635	37,493
Allowance for doubtful accounts	14,736,278	—
Change in operating assets and liabilities:
Accounts and retention receivable	(846,288)	(4,814,628)
Inventories	1,055,168	2,746,175
Prepayments and other receivables	720,899	(316,621)
Accounts payable, trade	(585,920)	330,012
Other payables and accrued liabilities	510,499	1,388,543
Income tax payable	11,717	—
Net cash used in operating activities	(343,970)	(908,229)

Cash flows from financing activities:
Issuance of common stocks	500,000	—
Amount due to related parties	769,522	16,503
Repayment on bank demand notes	(1,058,258)	—
Proceeds from short-term bank borrowings	6,047,190	6,955,736
Repayment on short-term bank borrowings	(6,047,190)	(5,919,775)
Net cash provided by financing activities	211,264	1,052,464
Effect on exchange rate change on cash and cash equivalents	47,908	13,282
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(484,798)	157,517
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	282,154	124,637
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$197,356	$282,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$117	$2,744
Cash paid for interest	$388,623	$353,745

The accompanying notes are an integral part of these consolidated financial statements.

NF ENERGY SAVING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common stock		Additional			Accumulated other		Total NFEC	Non-	Total
	No. of shares	Amount	paid-in capital	Deferred compensation	Statutory reserve	comprehensive income	Retained earnings	stockholders’ equity	controlling interest	stockholders’ equity
Balance as of January 1, 2017	7,073,289	$7,073	$12,055,825	$(355,200)	$2,227,634	$858,502	$11,913,224	$26,707,058	$—	$26,707,058
Contribution from non-controlling interest	—	—	—	—	—	—	—	—	56,204	56,204
Amortization of deferred compensation	—	—	—	355,200	—	—	—	355,200	—	355,200
Foreign currency translation adjustment	—	—	—	—	—	1,755,327	—	1,755,327	1,438	1,756,765
Net loss for the year	—	—	—	—	—	—	(1,569,817)	(1,569,817)	(8,598)	(1,578,415)
Balance as of December 31, 2017	7,073,289	$7,073	$12,055,825	$—	$2,227,634	$2,613,829	$10,343,407	$27,247,768	$49,044	$27,296,812
Balance as of January 1, 2018	7,073,289	$7,073	$12,055,825	$—	$2,227,634	$2,613,829	$10,343,407	$27,247,768	$49,044	$27,296,812
Shares issued for $500,000 cash	500,000	500	499,500	—	—	—	—	500,000	—	500,000
Foreign currency translation adjustment	—	—	—	—	—	(825,527)	—	(825,527)	13,930	(811,597)
Net loss for the year	—	—	—	—	—	—	(16,786,509)	(16,786,509)	(213,285)	(16,999,794)
Balance as of December 31, 2018	7,573,289	$7,573	$12,555,325	$—	$2,227,634	$1,788,302	$(6,443,102)	$10,135,732	$(150,311)	$9,985,421

The accompanying notes are an integral part of these consolidated financial statements.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

On November 26, 2015, we formed a new company devoting to intelligent products was set up which is named by “Liaoning Nengfa Weiye Smart Valve Technology Co. Ltd”. (“Nengfa Smart Valve”). On March 8, 2017, “Liaoning Nengfa Weiye Smart Valve Technology Co. Ltd was named by “Liaoning Nengfa Tiefa Import and Export Co., Ltd.” in order to make further business activities. Nengfa Energy owns approximately 57% of the shares in Import & Export Company.

For internal restructuring purposes, we formed a 100% owned subsidiary NF Energy Investment Corporation (“NF Investment”) in British Virgin Islands on June 22, 2018, which owns 100% of equity interests of NF Energy Equipment Limited (“NF Equipment”), a company incorporated in Hong Kong on August 6, 2018. 100% of equity interests of Nengfa Weiye were subsequently transferred to NF Equipment. Other than its equity interests in NF Equipment, NF Investment does not own any assets or conduct any operations. Other than its equity interests in Nengfa Weiye, NF Equipment does not own any assets or conduct any operations.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held
NF Energy Saving Investment Limited	British Virgin Island, a limited liability company	Investment holding	US$1,000	100%
NF Energy Equipment Limited	Hong Kong, a limited liability company	Investment holding	HK$10,000	100%
Liaoning Nengfa Weiye Energy Technology Co. Ltd (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	US$5,000,000	100%
Liaoning Nengfa Tiefa Import & Export Co.Ltd (“Nengfa Tiefa Import & Export”)	The PRC, a limited liability company	Development and production of hi-tech and automatic-intelligence valve products	RMB877,192	57%

NFEC and its subsidiaries are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2. GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, the Company incurred a significant net loss of $17 million for the year ended December 31, 2018, an accumulated deficit of $6,443,102, an outflow cash of $343,970 from operating activities and a negative working capital of $10,458,105 at December 31, 2018. In addition, the Company continues to generate operating loss and have limited cash flow from its operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due, and (2) further implement management’s business plan to extend its operations and generate sufficient revenues to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither no assurances to that effect, nor no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

•        Restricted cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash account on the Company’s consolidated balance sheet. The Company’s restricted cash balance is related to a contract performance guarantee bond. The December 31, 2018 and 2017 balances were $179,496 and $0, respectively.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

•        Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $12,269,647 and $760,164, respectively.

•        Retention receivable

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty is expired. The warranty period is usually 12 months.

•        Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2018 and 2017, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

•        Construction in progress

Construction in progress is stated at cost, which includes acquisition of land use rights, cost of construction, purchases of plant and equipment and other direct costs attributable to the construction of a manufacturing facility in Yinzhou District Industrial Park, Tieling City, Liaoning Province, PRC. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction.

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

•        Revenue recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition. The adoption had no material impact on the Company’s consolidated financial statements and there was no adjustment to the beginning retained earnings on January 1, 2018.

Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods and services, net of value-added tax. The Company determines revenue recognition through the following steps:

•        Identify the contract with a customer;

•        Identify the performance obligations in the contract;

•        Determine the transaction price;

•        Allocate the transaction price to the performance obligations in the contract; and

•        Recognize revenue when (or as) the entity satisfies a performance obligation.

•        Cost of revenue

Cost of revenue consists primarily of material costs, direct labor, depreciation, and manufacturing overhead, which are directly attributable to the manufacture of products and the rendering of services or projects. Shipping and handling costs, associated with the distribution of finished products to customers, are borne by the customers.

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

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

For the years ended December 31, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2018, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

•        Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranty has been provided in the result of operations for the year ended December 31, 2017. However, due to limited collection from its receivables during the year ended December 31, 2018 and the subsequent period, the Company reported a reserve of $942,382 for the receivable withheld by its customers for product warranty.

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

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2018	2017
Year-end RMB:US$1 exchange rate	6.8764	6.5064
Annual average RMB:US$1 exchange rate	6.6146	6.7570

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

•        Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2018 and 2017, the Company operates in one reportable operating segment in the PRC.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•        Level 1:    Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•        Level 2:    Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•        Level 3:    Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•        Recent accounting pronouncements

In January 2017, the Financial Accounting Standard Board (“FASB”) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company does not believe that the adoption of ASU 2018-07 will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company’s financial statements and footnote disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4. ACCOUNTS AND RETENTION RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company provided an allowance $12,007,545 and $0 for the years ended December 31, 2018 and 2017.

	As of December 31,
	2018	2017
Accounts receivable, cost	$13,610,156	$12,977,954
Retention receivable, cost	—	545,940
	13,610,156	13,523,894
Less: allowance for doubtful accounts	(12,269,647)	(760,164)
Accounts and retention receivable, net	$1,340,509	$12,763,730

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

5. INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2018	2017
Raw materials	$519,341	$499,213
Work-in-process	322,132	555,694
Finished goods	96,493	1,009,324
	$937,966	$2,064,231

For the years ended December 31, 2018 and 2017, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next twelve months.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2018	2017
Building	$20,050,074	$20,050,074
Plant and machinery	6,075,591	6,172,396
Furniture, fixture and equipment	66,000	66,000
Foreign translation difference	(559,148)	816,833
	25,632,517	27,105,303
Less: accumulated depreciation	(8,029,499)	(7,053,055)
Less: foreign translation difference	355,118	(65,132)
Property, plant and equipment, net	$17,958,136	$19,987,116

Depreciation expense for the years ended December 31, 2018 and 2017 were $976,444 and $882,935.

7. LAND USE RIGHT

Land use right consisted of the following:

	As of December 31,
	2018	2017
Land use right, at cost	$3,044,062	$3,044,062
Less: accumulated amortization	(582,661)	(520,269)
	2,461,401	2,523,793
Add: foreign translation difference	(733)	140,261
Land use right, net	$2,460,668	$2,664,054

Amortization expense for the years ended December 31, 2018 and 2017 were $62,392 and $61,077, respectively.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

7. LAND USE RIGHT (cont.)

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending December 31:
2019	$60,016
2020	60,016
2021	60,016
2022	60,016
2023	60,016
Thereafter	2,160,588
Total:	$2,460,668

8. SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	As of December 31,
	2018	2017
Payable to financial institutions in the PRC:

Demand bank notes:
Equivalent to RMB 7,000,000, due March 19, 2018, which is guaranteed by its vendor	$—	$1,075,867
Equivalent to RMB 40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 19, 2018, which is guaranteed by its vendor	—	6,147,814
Equivalent to RMB 40,000,000 with interest rate at 1.28 times of the Bank of China Benchmark Lending Rate, monthly payable, due March 18, 2019, which is guaranteed by its related parties and used buildings and land use rights as collateral. The loan was fully repaid on the due date	5,816,961	—
Total short-term bank borrowings	$5,816,961	$7,223,681

The effective Bank of China Benchmark Lending rate was 4.76% and 4.35% per annum for the years ended December 31, 2018 and 2017.

9. AMOUNTS DUE TO RELATED PARTIES

As of December 31, 2018, the Company reported a trade payable of $416,547 due to Liaoning Bainianye New Energy Utilization Co., Ltd. (“Bainianye New Energy”), directly controlled by Ms. Li Hua Wang (the Company’s former CFO) and Mr. Gang Li (the Company’s former CEO), which was unsecured, interest-free and had no fixed repayment term. During the year ended December 31, 2018, the Company did not have inventory purchase transaction with Bainianye New Energy.

In addition, as of December 31, 2018, the Company reported related party payables of $918,033 mainly due to Ms. Li Hua Wang (the Company’s former CFO) of $606,194, Mr. Haibo Gong (Import & Export Company’s executive director) of $162,463, and Bainianye New Energy of $174,256. The related party payable was for daily operating purpose with unsecured, interest-free and had no fixed repayment term.

As of December 31, 2017, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaria International Ltd, which is controlled by Ms. Li Hua Wang and Mr. Gang Li (a Company director), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

10. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2018	2017
Customer deposits	$356,799	$513,382
Value-added tax payable	933,691	627,290
Accrued operating expenses	847,106	506,944
Other payables	982,788	856,940
	$3,120,384	$2,504,556

11. STOCKHOLDERS’ EQUITY

On March 12, 2018, the Company issued 500,000 shares of its Common Stock, at the price of $1.00 per share for aggregate consideration of $500,000, to Mr. Yongquan Bi, our Chairman and Chief Executive Officer.

As of December 31, 2018 and 2017, the Company had a total of 7,573,289 and 7,073,289 shares of its common stock issued and outstanding, respectively.

12. INCOME TAXES

For the years ended December 31, 2018 and 2017, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	For the years ended December 31,
	2018	2017
Tax jurisdiction from:
– Local	$(212,582)	$(560,363)
– Foreign	(16,782,095)	(1,015,308)
Loss before income taxes	$(16,994,677)	$(1,575,671)

The provision for income taxes consisted of the following:

	For the years ended December 31,
	2018	2017
Current:
– Local	$—	$—
– Foreign	117	2,744

Deferred:
– Local	—	—
– Foreign	—	—
Income tax expense	$117	$2,744

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

The Company has no tax position at December 31, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

12. INCOME TAXES (cont.)

related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

As of December 31, 2018, the operations in the United States of America incurred $4,134,645 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $868,275 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the People’s Republic of China at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2018 and 2017 is as follows:

	For the years ended December 31,
	2018	2017
Loss before income taxes from PRC operation	$(16,782,095)	$(1,015,308)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(4,195,574)	(253,827)
Tax effect of non-deductible items	4,195,691	256,571
Income tax expense	$117	$2,744

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards
United States – current rate	$868,275	$1,333,501
United States – effect of change in statutory rate	—	(509,868)
Less: valuation allowance	(868,275)	(823,633)
Deferred tax assets	$—	$—

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $868,275 as of December 31, 2018. In 2018, the valuation allowance increased by $44,642, primarily relating to net operating loss carryforwards from the local tax regime.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

13. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017
Net loss attributable to common shareholders	$(16,999,794)	$(1,578,415)
Weighted average common shares outstanding – Basic and diluted	7,477,399	7,073,289
Net loss per share – Basic and diluted	$(2.27)	$(0.22)

14. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries of the Company in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. These benefits are required to accrue for, based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were approximately $138,000 and $167,000 for the years ended December 31, 2018 and 2017, respectively.

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

16. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)     Major customers

For the year ended December 31, 2018, there was one customer who represented more than 10% of the Company’s revenues. This customer accounted for 11% of the Company’s revenues amounting to $623,187 with $695,374 of accounts receivable.

For the year ended December 31, 2017, one customer represented more than 10% of the Company’s revenues. This customer accounted for 48% of the Company’s revenues amounting to $3,807,773 with $8,523,860 of accounts receivable.

All customers are located in the PRC.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

16. CONCENTRATIONS OF RISK (cont.)

(b)    Major vendors

For the year ended December 31, 2018, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

	For the year ended December 31, 2018		As of December 31, 2018
Vendor	Purchases	Percentage of purchases	Accounts payable
Vendor A	$1,006,974	27%	$746,813
Vendor B	418,753	11%	3,450
Total:	$1,425,727	38%	$750,263

For the year ended December 31, 2017, there were no vendors who accounted for 10% or more of the Company’s purchases.

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

The Company’s interest-rate risk arises from short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2018 and 2017, short-term bank borrowings were at fixed rates.

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

The Company’s operations in the PRC are subject to special considerations. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NF ENERGY SAVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

17. COMMITMENTS

As of December 31, 2018 and 2017, there were no commitments involved.

18. CONTINGENCIES

None

19. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2018, up through the date was the Company issued the audited consolidated financial statements.

On January 31 and February 1, 2019, the Company entered into two short-term loan agreements with Mr. Gang Li, the director and former CEO of the Company, to borrow RMB 4.5 million and RMB 5 million, respectively. Both loans are guaranteed by one of the Company’s related parties and 43% non-controlling interest of Import & Export Company, Nengfa Weiye Tieling Valve Joint-stock Co. Ltd.

On April 11, 2019, the Company entered into an Agreement with LASTING WISDOM HOLDINGS LIMITED, a company organized under the laws of the British Virgin Islands, PUKUNG LIMITED, a company organized under the laws of Hong Kong, BEIJING XIN RONG XIN INDUSTRIAL DEVELOPMENT CO., LTD., a company organized under the laws of the PRC, Boqi Pharmacy and several additional individual sellers. The aggregate purchase price for the shares of Boqi Pharmacy’s parent consists of cash consideration of RMB 40,000,000 and up to 1,500,000 shares of our common stock. The purchase price is subject to post-closing adjustments (contingent on fair market value of the acquired companies). This transaction is anticipated to close during the third or fourth quarter of 2019. The Company plans to raise RMB 40,000,000 in equity to fund the acquisition cost.

On April 22, 2019, one of NF Energy’s suppliers filed a lawsuit against NF Energy for unpaid outstanding payable of RMB 1,278,181.8. On May 24, 2019, the parties entered into a court-supervised settlement where NF Energy agreed to pay the supplier RMB 1.26 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 24, 2018, the Company was notified that HKCM CPA & Co. (Predecessor firm: HKCMCPA Company Limited) (“HKCMCPA”) has resigned as the Company’s principal independent accountant.

HKCMCPA reported on the Company’s financial statements for the fiscal years ended December 31, 2016 and December 31, 2017. During the Company’s two most recent fiscal years, and subsequently up to the date of resignation, there were no disagreements between the Company and HKCMCPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements that, if not resolved to HKCMCPA’s satisfaction, would have caused HKCMCPA to make reference to the subject matter of the disagreement in connection with its report issued in connection with the audit of the Company’s financial statements.

None of the reportable events described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within the Company’s last two fiscal years nor subsequently up to the date of dismissal.

HKCMCPA’s audit report on the Company’s financial statements for the fiscal year ended December 31, 2017 contained no adverse opinion or disclaimer of opinion and HKCMCPA’s audit report on the Company’s financial statements for the fiscal year ended December 31, 2016 contained no adverse opinion or disclaimer of opinion.

The Company provided HKCMCPA with a copy of the disclosure before its filing with the SEC, providing HKCMCPA with the opportunity to furnish the Company with a letter addressed to the SEC stating whether it agrees with the disclosures made in the filing.

On December 26, 2018, NF Energy’s board of directors ratified Centurion ZD CPA & Co as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018. During each of the Company’s two most recent fiscal years and through the date of this report, neither the Company nor anyone on its behalf consulted with ZD CPA & Co regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by ZD CPA & Co, in either case where written or oral advice provided by ZD CPA & Co would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

On April 16, 2019, our board of directors resolved to dismiss Centurion ZD CPA & Co. as our independent accountants, which dismissal was communicated to Centurion ZD CPA & Co. on April 17, 2019.

Centurion ZD CPA & Co. has not rendered any reports on any of our financial statements. since it was engaged by us on December 26, 2018. Therefore, Centurion ZD CPA & Co. has neither provided any adverse opinion or qualifications on our financial statements nor had a disagreement with the Company since their engagement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements that, if not resolved to Centurion ZD CPA & Co.’s satisfaction, would have caused Centurion ZD CPA & Co. to make reference to the subject matter of the disagreement in connection with the audit of the Company’s financial statements.

None of the reportable events described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within period of the engagement of Centurion ZD CPA & Co. up to the date of dismissal.

We provided Centurion ZD CPA & Co. with a copy of this report prior to its filing with the SEC. Centurion ZD CPA & Co. has provided a letter to us, dated April 30, 2019 and addressed to the SEC.

On April 16, 2019, we engaged HHC as our independent registered public accounting firm for our fiscal year ended December 31, 2019. The decision to engage HHC as our independent registered public accounting firm was approved by our board of directors.

During the two most recent fiscal years and through the date of this report, we have not consulted with HHCregarding any of the following:

1.      the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements;

2.      the type of audit opinion that might be rendered on the Company’s financial statements by HHC, LLP, in either case where written or oral advice provided by HHC, LLP would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues; or

3.      any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

There were no disagreements with any of our independent registered public accounting firms during the fiscal years ended December 31, 2017 and 2018.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, based on the material weaknesses defined below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting is not effective.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2018:

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

(c) Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Yongquan Bi	42	Chairman, Chief Executive Officer and President
Zhang Tingting	37	Chief Financial Officer
Mia Kuang, Ching	53	Independent Director, Chair of Audit Committee
Gang Li	66	Independent Director
Ju Li	40	Independent Director
Tiewei Song	47	Independent Director
Fengsheng Tan	54	Independent Director, Chair of Nomination Committee
Changquing Yan	46	Independent Director, Chair of Compensation Committee

Mrs. Zhang Tingting is a first cousin of Mr. Yongquan Bi.

Yongquan Bi has been a director in the Company since his election in May 2018 and has been the Company’s chairman and CEO since February 2019. He was the founder, and the Chairman of the Board of the Boqi Group since 2009. He is the Chairman of the board of BIQI International Holdings Corp (NASDAQ: BIQI) and the Chairman of the board of Recon Technology, Ltd. (NASDAQ: RCON). In 2015, Mr. Bi participated in the senior class of investment and financing of Chinese enterprises in Tsinghua University. Mr. Bi has more than 15 years of industry experience in the financial sector.

Zhang Tingting was appointed as CFO in March 2019. She has been in the financial management business for 14 years, with 11 years of experience as a finance manager and 6 years as a financial controller. From 2008 to 2012, Mrs. Tingting was the financial manager of Dalian Xinjuhui Automobile Sales Co., Ltd. From 2013 to 2016, Mrs. Zhang Tingting was the deputy Director of Finance, Dalian Changjin Materials Co., Ltd. From 2016 to present, Mrs. Zhang Tingting was the Financial Officer of Boqi Xinhai Group. Mrs. Tingting holds a B.A. degree from Dalian University.

Tiewei Song was elected to the Board of Directors on May 18, 2018. Mr. Song is currently serving for Shenyang Langzi Investment Management Co., Ltd. as both the president and director, positions which he has held since 2012. From 1999 to 2008, Mr. Song was the executive director and president of Liaoning Jiachang Group. From 2008 to 2013, Mr. Song was the chief representative of German Varengold Bank in the Chinese region. Mr. Song is a senior corporate executive with rich experience in capital operation and business management, he and has been committed to studying capital operation architecture and successfully carried on the strategic planning for many companies which led to more opportunities for their development. In addition, Mr. Song has unique views and practical methods in capital operation with his full understanding in operational rule of global capital market, and is especially good at resolving the difficulties in the operation of the company through use of capital means. Mr. Song graduated from Peking University with a bachelor degree and a master degree in mathematics.

Ju Li has served on the Company’s board since January 2019. He has rich and extensive financial investment and enterprise management experience. Mr. Li previously worked at Amtex GmbH and at Mercatura Cosmetics Biotech Tech AG. From March 2009 to February 2015, Mr. Li was the general manager of Asia Pacific at Varengold Bank. From April 2015 to February 2017, Mr. Li was the general manager of Asia Pacific at Sensus Asset Management Co., Ltd. Mr. Li holds a B.A. degree from the Bremen University of Applied Sciences,Germany.

Gang Li has served as a director since November 2006. Mr. Li was the director of Technology Innovation Department under the Liaoning Province Planning and Economy Commission as well as the Director of the Economic Operation Department under Liaoning Province Economic and Trade Commission. Mr. Li. graduated from Tianjin University with a bachelor degree in science and a master degree in law.

Mia Kuang Ching became an independent Director of the Company in August 2009. He is Chairman of the Audit Committee. Up until December 2, 2011 he was the managing partner of SBA Stone Forest Corporate Advisory (Shanghai) Co., Ltd. From 1992 to 1994 he was Regional Accountant (South Europe) of Singapore Airlines. From 1994 to 1997, he was the Group Financial Controller of Fullmark Pte. Ltd., and responsible for operating in China, Hong Kong, Malaysia and Vietnam. He was in-charge of strategic investment, group financing and mergers and acquisitions. From 1997 to 2000, he was the Chief Accountant of Dalian Container Terminal, a joint venture formed by PSA Corporation of Singapore and the Port of Dalian Authority.

Fengsheng Tan was elected to the Board of Directors on May 18, 2018. From 1997 to 2005 and from 2005 to 2017, he served for Liaoing Asia-Pacific Law Firm and Liaoing New Century law firm as a full time lawyer, respectively. In recent years, he worked on many cases relating to civil and commercial, especially corporate legal affairs, debt disputes, contract disputes, commercial arbitration and other matters so as to accumulate a rich experience. Mr. Tan graduated from the law faculty of Liaoning University and has more than 20 years’ experience as a lawyer.

Changqing Yan was elected to the Board of Directors on May 18, 2018. Mr. Yan is engaged in equity investment, merger, acquisition and reorganization and stock market listing. From 2011 to 2013, Mr. Yan served for Shanghai Jinyongxin Investment Company as the deputy director. From 2013 to 2015, Mr. Yan served for Beijing Liujianfang Technology Company as the capital operational consultant. From 2016 to 2017, Mr. Yan served for Ningpo Shenglada Electric Appliance Co., Ltd. as the deputy director and the secretary of the board. From 2017 to now, Mr. Yan serves for Shanghai Hualing Capital as the deputy director. He has a Chinese lawyer qualification certification and the secretary qualification certification of the board of directors of a listed company.

Audit Committee

The current members of our audit committee are Mia Kuang Ching (Chair), Changquing Yan and Fengsheng Tan, each of whom we believe satisfies the independence requirements of the Securities and Exchange Commission. We believe Mr. Ching is qualified as an audit committee financial expert under the regulations of the SEC by reason of his work experience. Our audit committee assists our Board of Directors in its oversight of:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, Zhang Tingting, Tiewei Song, Ju Li, Fengsheng Tan and Changqing Yan have not filed Forms 3 with the SEC.

Item 11. Executive Compensation

Compensation of Executive Officers

We did not provide any compensation to our executive officers for the years ended December 31, 2018 or 2017.

Compensation of Directors

As at December 31, 2018, we had five non-employee directors, of whom only Mr. Mia Kuang Ching has received compensation, as set forth in the table below. Other non-employee directors received no compensation for their services as directors. Directors who are also employees of the Company and/or its subsidiaries received no additional compensation for their services as directors:

Name	Compensation	Other Fees	Total
Mia Kuang Ching	$24,000	—	$24,000

Outstanding Equity Awards

We have not implemented a stock option plan at this time and since inception, we have not issued any stock options, stock appreciation rights or other equity awards to our executive officers. We may decide, at a later date, and reserve the right to, initiate such a plan or plans as deemed appropriate by the Board of Directors.

Pension Benefits

We have not entered into any pension benefit agreements with any of our executive officers or directors. We contribute to the social insurance for our employees each month, which includes pension, medical insurance, unemployment insurance, occupational injuries insurance and housing provision funds in accordance with PRC regulations.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of August 29, 2019 for: (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group:

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s)(1)(2)	Percentage of Beneficial Ownership
Pelaria(3)
P.P.O. Box 957 Offshore Incorporation Centre Road Town, Tortola, BVI	1,540,119	19.08%
Cloverbay(3)
P.P.O. Box 957 Offshore Incorporation Centre Road Town, Tortola, BVI	834,142	10.33%
Yongquan Bi, Chairman, Chief Executive Officer(5)	1,500,000	18.58%
Gang Li, Director(4)(6)	1,899,409	23.52%
Lihua Wang(5)(6)	474,852	5.88%
Tingting Zhang, Chief Financial Officer	—	—
Mia Kuang Ching, Director	—	—
Tiewei Song, Director	—	—
Fengsheng Tan, Director	—	—
Changqing Yan, Director	—	—
Ju Li, Director	—	—
All officers, directors as a group (8 persons)	3,874,261	47.99%

____________

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

(3)      Pelaria International Ltd. (“Pelaria”) and Cloverbay International Limited (“Cloverbay”) are the record owners of the stated number of shares. Pelaria and Cloverbay are wholly-owned subsidiaries of Liaoning Nengfa Weiye New Energy Application Co., Ltd. (“Weiye Energy”). Weiye Energy is 80% owned by Gang Li and 20% owned by Lihua Wang. Mr. Li and Ms. Wang are two of the three directors of Weiye Energy, and therefore, effectively share the voting and dispositive authority over the shares.

(4)      Represents the 80% beneficial ownership of the shares of Weiye Energy, described in footnote 3 above.

(5)      Represents the 20% beneficial ownership of the shares of Weiye Energy, described in footnote 3 above.

(6)      Unless as otherwise set forth in the table, the address of each beneficial owner is c/o NF Energy Saving Corporation, 390 Qingnian Avenue, Heping District, Shenyang, Liaoning Province, P. R. China 110015.

Item 13. Certain Relationships and Related Transactions and Director Independence

As of December 31, 2018, the Company reported a trade payable of $416,547 due to Liaoning Bainianye New Energy Utilization Co., Ltd. (“Bainianye New Energy”), directly controlled by Ms. Li Hua Wang (the Company’s former CFO) and Mr. Gang Li (the Company’s former CEO), which was unsecured, interest-free and had no fixed repayment term. During the year ended December 31, 2018, the Company did not have inventory purchase transaction with Bainianye New Energy.

In addition, as of December 31, 2018, the Company reported related party payables of $918,033 mainly due to Ms. Li Hua Wang (the Company’s former CFO) of $606,194, Mr. Haibo Gong (Import & Export Company’s executive director) of $162,463, and Bainianye New Energy of $174,256. The related party payable was for daily operating purpose which isunsecured, interest-free and has no fixed repayment term.

As of December 31, 2017, the amount due to a related party represented temporary advances made by the Company’s major stockholder, Pelaris International Ltd, which is controlled by Ms. Li Hua Wang and Mr. Gang Li (a Company director), which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, considered whether any director has a material relationship with us that could interfere with his or her ability to exercise independent judgment in carrying out their responsibilities. As a result of this review, we determined that Mia Kuang Ching, Ju Li, Fengsheng Tan and Changqing Yan were “independent directors” as defined under the rules of The NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services

The following table represents the aggregate fees billed for professional audit services rendered by our independent auditor, HKCMCPA Company Limited (“HKCMCPA”) for their audit of our annual financial statements during the years ended December 31, 2017, and our independent auditor, HHC LLP (“LLP”) for their audit of our annual financial statements during the years ended December 31, 2018.

Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2018 (HHC)	2017 (HKCMCPA)
Audit Fees	$139,500	$74,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Accounting Fees and Services	$139,500	$74,500

Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The amount of $120,000 shown for HHC in 2018 related to the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2018. The amount of $19,500shown for HKCMCPA in 2018 related to the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2018. The amount of $74,500 shown for HKCMCPA in 2017 related to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2017, and (ii) the review of the financial statements included in the Company’s filings on Form 10-Q for the first, second and third quarters of 2017.

Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements. There were no audit-related fees billed during the years ended December 31, 2018 or 2017.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2018 or 2017.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e. Audit Fees, Audit-Related Fees, Tax Fees and allowable working costs. There were no other fees billed during the years ended December 31, 2018 or 2017.

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

NF ENERGY SAVING CORPORATION
(Registrant)
Date: August 30, 2019	By:	/s/ Yongquan Bi
Yongquan Bi
President and Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Yongquan Bi and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 30, 2019.

/s/	/s/
Yongquan Bi Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	Zhang Tingting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/	/s/
Director	Director
Gang Li	Mia Kuang Ching
/s/	/s/
Director	Director
Ju Li	Tiewei Song
/s/	/s/
Director	Director
Fengsheng Tan	Changqing Yan

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155).
3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155)
3.3	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009
3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 16, 2010
3.5	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)

Exhibit Number	Description	Incorporated by Reference to
10.1	STOCK PURCHASE AGREEMENT To Purchase BOQI ZHENGJI PHARMACY CHAIN CO., LTD. dates April 11, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on April 19, 2019
10.2	Securities Purchase agreement by and between NF Energy Saving Corporation and Yongquan Bi, dated March 12, 2018	[File and link] (take from 13D/A, dated January 15, 2019, Exhibit 99.4)
14.1	Code of ethics of NF Energy Saving Corporation
21.1	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the quarter ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements