Form 10-K/A
period 2018-12-31
NF Energy Saving Corp
filed 2019-09-06
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________

FORM 10-K/A
Amendment No. 1

_______________________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34890

_______________________________

NF ENERGY SAVING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

_______________________________

Delaware	02-0563302
(State of Incorporation)	(I.R.S. Employer ID Number)

3106, Tower C, 390 Qingnian Avenue, Heping District, Shenyang, P. R. China	110015
(Address of Principal Executive Offices)	(Zip Code)

_______________________________

(8624) 8563-1159

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	BIMI	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

_______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☑
Accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 29, 2019, the aggregate market value of the common equity held by non-affiliates of the registrant was $10,287,619 based on the price of $2.45 per share, at which price the registrant’s common stock was last sold.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of August 29, 2019, there were 8,073,289 shares of the registrant’s common stock outstanding.

Explanatory Note

This Amendment No.1 amends the Annual Report on Form 10-K of NF Energy Saving Corporation for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission on August 30, 2019 (the “Original Form 10-K.”

This Amendment No.1 is being filed because the Original Form10-K contained a number of inadvertent typographical errors in the XML files of the Consolidated Balance Sheets, the Consolidated Statements of Comprehensive Income (Loss), the Net Loss Per Share and Consolidated statements of Cash Flows. One typographical error in the consolidated statements of cash flows also appeared in the HTML version. None of these errors are material.

In addition, we amended several hyperlinks and references in the Index to Exhibits.

No other items of the Original Form 10-K are being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K.

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

NF ENERGY SAVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,999,794)	$(1,578,415)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,038,836	944,012
Stock based compensation	—	355,200
Write off of property, plant and equipment	14,635	37,493
Allowance for doubtful accounts	14,736,278	—
Change in operating assets and liabilities:
Accounts and retention receivable	(846,288)	(4,814,628)
Inventories	1,055,168	2,746,175
Prepayments and other receivables	720,899	(316,621)
Accounts payable, trade	(585,920)	330,012
Other payables and accrued liabilities	510,499	1,388,543
Income tax payable	11,717	—
Net cash used in operating activities	(343,970)	(908,229)

Cash flows from financing activities:
Issuance of common stocks	500,000	—
Amount due to related parties	769,522	16,503
Repayment on bank demand notes	(1,058,258)	—
Proceeds from short-term bank borrowings	6,047,190	6,955,736
Repayment on short-term bank borrowings	(6,047,190)	(5,919,775)
Net cash provided by financing activities	211,264	1,052,464
Effect on exchange rate change on cash and cash equivalents	47,908	13,282
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(84,798)	157,517
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	282,154	124,637
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$197,356	$282,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$117	$2,744
Cash paid for interest	$388,623	$353,745

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

For a list of the financial information included herein, see “Index to Financial Statements” on page F-1.

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

NF ENERGY SAVING CORPORATION
(Registrant)
Date: September 6, 2019	By:	/s/ Yongquan Bi
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September 6, 2019.

/s/ Yongquan Bi	/s/ Zhang Tingting
Yongquan Bi Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	Zhang Tingting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Gang Li	/s/ Mia Kuang Ching
Director	Director
Gang Li	Mia Kuang Ching
/s/ Ju Li	/s/ Tiewei Song
Director	Director
Ju Li	Tiewei Song
/s/ Fengsheng Tan	/s/ Changqing Yan
Director	Director
Fengsheng Tan	Changqing Yan

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155).
3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)
3.3	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009
3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 16, 2010
3.5	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)

Exhibit Number	Description	Incorporated by Reference to
10.1	Stock Purchase Agreement to Purchase Boqi Zhengji Pharmacy Chain Co. Ltd.. dated April 11, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on April 19, 2019
10.2	Securities Purchase Agreement by and between NF Energy Saving Corporation and Yongquan Bi, dated March 12, 2018
14.1	Code of ethics of NF Energy Saving Corporation	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 30, 2018
21.1	Subsidiaries of Registrant	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 30, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the quarter ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements