Form 10-Q
period 2019-03-31
NF Energy Saving Corp
filed 2019-09-16
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 000-50155

NF ENERGY SAVING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3106, Tower C, 390 Qingnian Avenue, Heping District
Shenyang, P. R. China	110015
(Address of Principal Executive Offices)	(Zip Code)

(8624) 8563-1159
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	BIMI	The NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fi ling requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2019, the registrant had 8,073,289 shares of common stock, par value $.001 per share, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$301,799	$17,860
Restricted cash	183,444	179,496
Accounts receivable, net	618,333	1,274,980
Retention receivable, net	31,297	65,529
Amount due from related parties	1,179,295	-
Inventories	1,168,472	937,966
Prepayments and other receivables	169,215	131,442

Total current assets	3,651,855	2,607,273

NON-CURRENT ASSETS
Property, plant and equipment, net	18,102,063	17,958,136
Land use right, net	2,497,582	2,460,668
Construction in progress	-	24,722

Total non-current assets	20,599,645	20,443,526

TOTAL ASSETS	$24,251,500	$23,050,799

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term bank borrowings	$5,940,447	$5,816,961
Accounts payable, trade	2,766,527	2,782,182
Accounts payable, trade-related parties	414,994	416,547
Amount due to related parties	2,007,513	918,033
Taxes payable	1,064,176	1,086,589
Other payables and accrued liabilities	2,394,712	2,045,066

Total current liabilities	14,588,369	13,065,378

TOTAL LIABILITIES	14,588,369	13,065,378

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,573,289 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	7,573	7,573
Additional paid-in capital	12,555,325	12,555,325
Statutory reserves	2,227,634	2,227,634
Accumulated deficit	(7,010,696)	(6,443,102)
Accumulated other comprehensive income	2,020,229	1,788,302
Total NF Energy Saving Corporation’s equity	9,800,065	10,135,732

NONCONTROLLING INTERESTS	(136,934)	(150,311)

Total equity	9,663,131	9,985,421

Total liabilities and equity	$24,251,500	$23,050,799

The accompanying notes are an integral part of the condensed consolidated financial statements

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

REVENUES
Products	$557,239	$91,796
Services	21,473	55,283
Total revenues, net	578,712	147,079

COST OF REVENUES
Cost of products	419,541	78,531
Cost of services	11,135	37,111
Total cost of revenues	430,676	115,642

GROSS PROFIT	148,036	31,437

OPERATING EXPENSES:
Sales and marketing	37,873	8,940
General and administrative	483,643	439,190
Total operating expenses	521,516	448,130

INCOME (LOSS) FROM OPERATIONS	(373,480)	(416,693)

OTHER INCOME (EXPENSE)
Interest income	151	330
Interest expense	(118,719)	(88,676)
Other income (expense)	(50,400)	-
Total other income (expense), net	(168,968)	(88,346)

INCOME (LOSSES) BEFORE INCOME TAXES	(542,448)	(505,039)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	(542,448)	(505,039)
Less: net income attributable to noncontrolling interest	25,146	(5,340)
NET INCOME(LOSS) ATTRIBUTABLE TO NF ENERGY SAVING CORPORATION	$(567,594)	(499,699)

COMPREHENSIVE INCOME(LOSS)
NET INCOME(LOSS)	$(542,448)	(505,039)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	231,928	1,006,744
Total comprehensive income(loss)	(310,520)	501,705
Less:comprehensive income(loss) attributable to non-controlling interests	13,377	5,612
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NF ENERGY SAVING CORPORATION	$(323,897)	$496,093

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	7,573,289	7,184,400

EARNINGS (LOSSES) PER SHARE
Basic and diluted	$(0.07)	$(0.07)

The accompanying notes are an integral part of the condensed consolidated financial statements

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(542,448)	$(505,039)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	252,125	249,047
Write off property, plant and equipment	-	-
Allowance for doubtful accounts	16,344	-
Change in operating assets and liabilities
Accounts and retention receivable	705,703	2,007,657
Inventories	(205,366)	(912,536)
Prepayments and other receivables	(39,276)	(78,476)
Accounts payable, trade	(84,945)	(31,063)
Other payables and accrued liabilities	311,165	258,282
Taxes payable	(45,390)	-
Net cash provided by operating activities	367,912	987,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share from placement	-	500,000
Amount financed to related parties	(105,060)	(431,682)
Proceeds from short-term bank borrowings	5,928,772	6,292,645
Repayment on short-term bank borrowings	(5,928,772)	(7,393,858)

Net cash used in financing activities	(105,060)	(1,032,895)

EFFECT OF EXCHANGE RATE ON CASH	25,035	10,943

INCREASE (DECREASE) IN CASH	287,887	(34,080)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, beginning of period	197,356	282,154

CASH, CASH EQUIVALENTS, RESTRICTED CASH, end of period	$485,243	$248,074

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest expense, net of capitalized interest	$88,264	$88,676

The accompanying notes are an integral part of the condensed consolidated financial statements

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

NF Energy Saving Corporation (the “Company” or “NFEC”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to “Global Broadcast Group, Inc.” On November 12, 2004, the Company changed its name to “Diagnostic Corporation of America.” On March 15, 2007, the Company changed its name to “NF Energy Saving Corporation of America.” On August 24, 2009, the Company further changed its name to “NF Energy Saving Corporation.” Since March 7, 2012, the common stock is traded on the Nasdaq Capital Market.

On January 1, 2019, the Company transferred its 100% equity interest in Liaoning Nengfa Weiye Energy Technology Co. Ltd. to NF Energy Equipment Limited (“NF Equipment”). NF Equipment, a Hong Kong limited liability company is 100% owned by NF Energy Investment Corporation (“NF Investment”), a wholly-owned subsidiary of the Company. NF Investment is a British Virgin Island limited liability company. Other than its equity interest in NF Equipment, NF Investment does not own any assets or conduct any operations.

The Company, through its subsidiaries, mainly operates in the energy technology business in the People’s Republic of China (the “PRC”). The Company specializes in the provision of energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services to China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries. The Company also engages in the manufacturing and sales of the energy-saving flow control equipment. .

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest held

NF Energy Saving Investment Limited	British Virgin Island, a limited liability company	Investment holding	100%

NF Energy Equipment Limited	Hong Kong, a limited liability company	Investment holding	100%

Liaoning Nengfa Weiye Energy Technology Co., Ltd. (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	100%
Liaoning Nengfa Tiefa Import & Export Co., Ltd. (“Nengfa Tiefa Import & Export”)	The PRC, a limited liability company	Development and production of hi-tech and automatic-intelligence valve products	57%

NFEC and its subsidiaries are hereinafter referred to as (the “Company”).

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $7,010,696 and negative working capital of $10,936,514 as of March 31, 2019, and incurred a net loss of $567,594 for the three months ended March 31, 2019 In addition, the Company continues to generate operating losses and has limited cash flow from its operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due, and (2) further implement management’s business plan to extend its operations and generate sufficient revenues to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurance to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation and consolidation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and reflected the activities of NFEC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2018 previously filed with the SEC on September 6, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2019 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2019 and 2018, and its unaudited condensed consolidated cash flows for the three months ended March, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

●	Restricted cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash account on the Company’s unaudited interim condensed consolidated balance sheet. The Company’s restricted cash balance is related to a contract performance guarantee bond. The balance of restricted cash was $183,444 and $179,496 as of March 31, 2019 and December 2018, respectively.

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, do not bear interest and are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is granted based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For those receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $11,579,977 and $11,327,271, respectively.

●	Retention receivable and allowance for doubtful accounts

Retention receivable is the amount withheld by a customer based upon 5-10% of the contract value, until a product warranty expires. The warranty period is usually 12 months. As of March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $962,381 and $942,376, respectively.

●	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2019 and December 31, 2018, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Building	10 – 30 years	5%
Plant and machinery	5 – 14 years	4 ~ 5%
Furniture, fixture and equipment	5 years	4 ~ 13%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Land use right

All lands in the PRC are owned by the PRC government. Under applicable law, the PRC government, may sell the right to use the land for a specified period of time. Thus, the Company’s land purchases in the PRC are considered to be leaseholds and are   stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement on a straight-line basis, which is 50 years and will expire in 2059.

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

Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods and services, net of value-added tax. The Company determines revenue recognition through the following steps:

✓	Identify the contract with a customer;
✓	Identify the performance obligations in the contract;
✓	Determine the transaction price;
✓	Allocate the transaction price to the performance obligations in the contract; and
✓	Recognize revenue when (or as) the entity satisfies a performance obligation.

●	Cost of revenue

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

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2019, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

●	Product warranty

Under the terms of the contracts, the Company offers its customers with a free product warranty on a case-by-case basis, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by customers from 12 to 24 months, until the product warranty has expired. The Company has not experienced any material returns or claims where it was under obligation to honor this standard warranty provision. As of March 31, 2019 and December 31, 2018, the Company reported a net reserve of $31,297 and $65,529 as retention receivable for the receivables withheld by its customers for product warranty, respectively.

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

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2019	March 31, 2018
Period-end RMB:US$1 exchange rate	6.7335	6,2802
Three month end average RMB:US$1 exchange rate	6.7468	6.3566

●	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2019 and 2018, the Company operates in one reportable operating segment in the PRC.

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

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. The Company does not believe that the adoption of ASU 2018-07 will have a material impact on the Company’s consolidated financial statements.

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

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company reported a bad debt expense of $16,344 and $0 for its doubtful accounts for the three months ended March 31, 2019 and 2018.

	March 31, 2019	December 31, 2018
Accounts receivable, cost	$12,198,310	$12,602,251
Less: allowance for doubtful accounts	(11,579,977)	(11,327,271)
Accounts receivable, net	$618,333	$1,274,980

5.	RETENTION RECEIVABLE

As of March 31, 2019 and December 31, 2018, the Company reported its retention receivable as follow:

	March 31, 2019	December 31, 2018
Retention receivable, cost	$993,678	$1,007,905
Less: allowance for doubtful accounts	(962,381)	(942,376)
Retention receivable, net	$31,297	$65,529

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6.	INVENTORIES

Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$446,399	$519,341
Work-in-process	129,202	322,132
Finished goods	592,871	96,493
	$1,168,472	$937,966

For the three months ended March 31, 2019 and 2018, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next twelve months.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Building	$20,075,648	$19,658,330
Plant and machinery	6,075,721	5,949,422
Furniture, fixture and equipment	25,291	24,765
	26,176,660	25,632,517
Less: accumulated depreciation	(8,074,597)	(7,674,381)
Property, plant and equipment, net	$18,102,063	$17,958,136

Depreciation expense for the three months ended March 31, 2019 and 2018 were $236,833 and $232,816.

8.	LAND USE RIGHT

Land use right consisted of the following:

	March 31, 2019	December 31, 2018
Land use right, at cost	$3,064,518	$3,000,815
Less: accumulated amortization	(566,936)	(540,147)
	$2,497,582	$2,460,668

Amortization expenses for the three months ended March 31, 2019 and 2018 were $15,292 and $16,231, respectively.

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending December 31:
2019	$45,878
2020	61,170
2021	61,170
2022	61,170
2023	61,170
Thereafter	2,207,024

Total:	$2,497,582

9.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	March 31, 2019	December 31, 2018
Equivalent to RMB 40,000,000 with a fixed interest rate at 6.09%, monthly payable, due March 18, 2019, which is guaranteed by its related parties and used buildings and land use rights as collateral.	-	5,816,961
Equivalent to RMB 40,000,000 with a fixed interest rate at 8.5%, monthly payable, due March 18, 2020, which is guaranteed by its related parties and used buildings and land use rights as collateral.	5,940,447	-
Total short-term bank borrowings	$5,940,447	$5,816,961

For the three months ended March 31, 2019 and 2018, the Company reported interest expenses of $89,976 and $88,676, respectively.

10.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Accounts payable, trade-related parts

As of March 31, 2019 and December 31, 2018, the Company reported trade payables of $414,994 and $416,547, respectively, due to Liaoning Bainianye New Energy Utilization Co., Ltd., (“Bainianye New Energy”), a company directly controlled by Ms. Li Hua Wang (the Company’s former CFO) and Mr. Gang Li (the Company’s former Chief Executive Officer and one of the Company’s current directors). The trade payable is unsecured, interest-free and has no fixed repayment term. During the three months ended March 31, 2019, the Company did not have inventory purchase transaction with Bainianye New Energy.

Amount Due to related parties

As of March 31, 2019, the total amount due to related parties was $2,007,513 mainly included:

1.	Amount due to Mr. Gang Li (the Company’s former Chief Executive Officer and one of current directors) of $1,387,958 totally including:
1.1	a $712,854 loan from Mr. Gang Li with annually interest rate of 8.5% and due on demand. For the three months ended March 31, 2019 and 2018, the Company reported interest expenses of $9,609 and $0, respectively;
1.2	a $668,300 loan from Mr. Gang Li with annual interest rate of 14.4% and due on February 1, 2019. For the three months ended March 31, 2019 and 2018, the Company reported interest expenses of $13,837 and $0, respectively;
1.3	$6,804 due to Mr. Gang Li that is free of interest and due on demand.

2.	Amount due to Ms. Li Hua Wang (the Company’s former Chief Financial Officer) of $265,045, which is free of interest and due on demand;

3.	Amount due to Mr. Haibo Gong (Import & Export Company’s executive director) of $74,966,including:
3.1	a $69,429 loan from Mr. Haibo Gong with annual interest rate of 18% and due on demand. For the three months ended March 31, 2019, the Company reported interest expenses of $4,611;
3.2	a $5,537 payable to Mr. Haibo Gong that is free of interest and due on demand;

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4.	Amount due to Mr. Yongquan Bi, the current Chief Executive Officer (“CEO”) and Chairman of the Company, of $92,000 which is free ofinterest and due on demand;

5.	$4,682 due to Mr. Yongjian Zhang, one of the Company’s directors, which is free of interest and due on demand; and

6.	$182,862 due to Bainianye New Energy of which is free of interest and due on demand;

As of December 31, 2018, the total amount due to related parties mainly was $918,033 included:

1.	Amount due to Ms. Li Hua Wang (the Company’s former Chief Financial Officer) of $606,194, which is free from interest and due on demand;

2.	Amount due to Mr. Haibo Gong (Import & Export Company’s executive director) of $162,423 totally including:
2.1	amount to $158,513 loan from Mr. Haibo Gong with annual interest rate of 18% and due on demand. For the three months ended March 31, 2018, the company reported interest expenses amount to $2,995;
2.2	amount to $3,910 due to Mr. Haibo Gong that free from interest and due on demand;

3.	Amount due to Liaoning Bainianye New Energy Utilization Co., Ltd., directly controlled by Ms. Li Hua Wang (the Company’s former Chief Financial Officer) and Mr. Gang Li (the Company’s former Chief Executive Officer and one of the Company’s current directors), of $174,256 which free from interest and due on demand;

Amount due from related parties

As of March 31, 2019 and December 31, 2018, the Company reported amount due from related parties of $1,179,295 and $0, respectively.

As of March 31, 2019, the total amount due from related parties included $1,179,295 due from Nengfa Weiye Tieling Valve Joint Stock Co., Ltd. (“Tieling Joint Stock”), the noncontrolling interest of Nengfa Tiefa Import & Export. All amount due from related parties was free from interest and due on demand.

11.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018

Customer deposits	$322,206	$356,799
Accrued operating expenses	697,068	705,479
Payables with disputes	1,195,046	879,780
Other payables	180,392	103,008
	$2,394,712	$2,045,066

As of March 31, 2019 and December 31, 2018, the Company reported $1,195,046 and $879,780 as payables with disputes which included mainly a dispute payable of approximately $870,000 occurred in 2018 and a dispute payable of approximately $190,000 occurred in 2019.

On August 1, 2018, one of NF Energy’s suppliers filed a lawsuit against NF Energy for unpaid outstanding payable of approximately RMB 6 million or $870,000. Until the date of this report, both parties have not reached any agreement or settlement.

On April 22, 2019, one of NF Energy’s suppliers filed a lawsuit against NF Energy for unpaid outstanding payable of RMB 1,278,181.8. On May 24, 2019, the parties entered into a court-supervised settlement where NF Energy agreed to pay the supplier approximately RMB 1.26 million or $190,000 in total.

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

12.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of March 31, 2019 and December 31, 2018, it had 7,573,289 shares and 7,573,289 shares outstanding, respectively.

On March 12, 2018, the Company issued 500,000 shares of its common stock, at the price of $1.00 per share for aggregate consideration of $500,000, to Mr. Yongquan Bi, our Chairman and Chief Executive Officer.

13.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Net loss attributable to common shareholders	$(567,594)	$(499,699)

Weighted average common shares outstanding – Basic and diluted	7,573,289	7,184,400

Net loss per share – Basic and diluted	$(0.07)	$(0.07)

14.	STATUTORY RESERVES

Under the PRC Law, the Company’s subsidiaries are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

15.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2019, two customers who represented more than 10% of the Company’s revenues and its outstanding accounts receivable as of the balance sheet date is presented as follow:

	For the three months ended March 31, 2019		As of March 31, 2019
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$88,737	15%	$-
Customer B	336,668	58%	-
	$425,505	73%	$-

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three months ended March 31, 2018, the customers that accounted for 10% or more of the Company’s revenues and its outstanding accounts receivable balances as at balance sheet date, are presented as follows:

	For the three months ended March 31, 2018		As of March 31, 2018
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer C	$37,664	26%	$-
Customer D	25,211	17%	29,856
Customer E	26,432	18%	22,810
Customer F	22,232	15%	1,655
	$111,539	76%	$54,321

During the three months ended March 31, 2019, the two main customers are located outside of the PRC which contributed significant increase of revenues in the three months ended March 31, 2019. During the three months ended March 31, 2018, all customers are located in the PRC.

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

The Company’s interest-rate risk arises from short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates of variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As   of March 31, 2019 and December 31, 2018, short-term bank borrowings were at fixed rates.

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

The Company's operations in the PRC are subject to special considerations. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

16.	SUBSEQUENT EVENTS

At April 11, 2019, the Company entered into a stock purchase agreement (the “Agreement”) with Lasting Wisdom Holdings Limited, a company organized under the laws of the British Virgin Islands, Pukung Limited, a company organized under the laws of Hong Kong, Beijing Xin Rong Xin Industrial Development Co., Ltd., a company organized under the laws of the PRC, Boqi Zhengji Pharmacy Chain Co., Ltd. a company organized under the laws of the PRC (“Boqi Pharmacy”) and several additional individual sellers listed in the Agreement whereby the Company will purchase 100% of equity interests of Lasting Wisdom Holdings Limited (the “Shares”). In accordance with the Agreement, the total purchase price for the Shares is RMB 40 million plus 1.5 million shares of the Company’s common stock. The purchase price is subject to post-closing adjustments (contingent on fair market value of the acquired companies). On May 14, 2019, the Company issued 500,000 shares of its common stock to the shareholders of Lasting Wisdom Holdings Limited as security deposit and the closing of this acquisition is depending on the result of the final evaluation of the target company. As the date of this report, the acquisition is not finished yet. The Company plans to raise RMB 40,000,000 from private placement transactions in equity to pay off the cash portion of the purchase price.

On April 22, 2019, one of NF Energy’s suppliers filed a lawsuit against NF Energy for an outstanding payable of RMB 1,278,181.8. On May 24, 2019, the parties entered into a court-supervised settlement where NF Energy agreed to pay the supplier RMB 1.26 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

As used herein the terms “we”, “us”, “our,” “NFEC” and the “Company” means, NF Energy Saving Corporation, a Delaware corporation and its wholly-owned subsidiaries.

OVERVIEW

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

GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $7,010,696 and negative working capital of $10,936,514 as of March 31, 2019, and incurred a net loss of $567,594 for the three month ended March 31, 2019. In addition, the Company continues to generate operating losses and has limited cash flow from its operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

REVENUES

Revenues were $578,712 for the three months ended March 31, 2019, as compared to $147,079 for the corresponding period in 2018, an increase of$431,633, or 293.47%. The increase in total revenue was due to the Company’s sales to the overseas market in the three months ended March 31, 2019 compared to the same period of 2018 when the Company had no revenues from foreign customers.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy- saving flow control equipment. Product revenues were $557,239, or 96.29% of total revenues, for the three months ended March 31, 2019, as compared to $91,796, or 62.41% of total revenues, for the corresponding period in 2018. Product revenues increased by $465,443 or 507.04%, as compared to the three months ended March 31, 2018. The increase in product revenue was due to sales to a new foreign customer.

Service Revenues

Service revenues are derived principally from energy-saving technical services and product collaboration processing services. Service revenues were $21,473, or 3.71% of total revenues for the three months ended March 31, 2019, as compared to $55,283, or 37.59% of total revenues for the corresponding period in 2018. Service revenues decreased by $33,810, or 61.16% as compared to the same period in 2018. The decrease in service revenue was primarily due to reduced demand in the PRC for such service.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation, and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $430,676 for the three months ended March 31, 2019, as compared to $115,642 for the corresponding three months in 2018, an increase of $315,034, or approximately 272.42%. The increase in cost of revenues was primarily due to the increase in total revenues.

The overall gross profit for the Company was $148,036 and $31,437, or 25.58% and 21.37%, of total revenues, for the three months ended March 31, 2019 and 2018, respectively.

Cost of Products Revenues

Total cost of products was $419,541 for the three months ended March 31, 2019, as compared to $78,531 for the corresponding period in 2018, an increase of $341,010, or approximately 434.24%. This increase is primarily due to the increase in product revenue.

The gross profit of the products revenues for the Company was $137,698 and $13,265, or 24.71% and 14.45%, of total revenues, for the three months ended March 31, 2019 and 2018, respectively.

Cost of Services Revenues

The cost of services revenues was $11,135 for the three months ended March 31, 2019, as compared to $37,111 for the corresponding period in 2018, a decrease of $25,976 or approximately 70.00%. This decrease is primarily due to the decrease in the service revenue.

The gross profit of the services revenues for the Company was $10,338 and $18,172, or 48.14% and 32.87%, of total revenues, for the three months ended March 31, 2019 and 2018, respectively.

Operating Expenses

Total operating expenses were $521,516 for the three months ended March 31, 2019, as compared to $448,130 for the corresponding period in 2018, an increase of $73,386, or approximately 16.38%. The increase in operating expenses is primarily due to the increase in the general and administrative expenses outlined below and in the selling and marketing expenses derived from the subsidiaries, respectively.

Selling and Marketing Expenses

Selling and marketing expenses were $37,873 for the three months ended March 31, 2019, as compared to $8,940 for the corresponding period in 2018, an increase of $28,933, or 323.64%. This increase is primarily due to the marketing expenses relating to foreign sales.

General and Administrative Expenses

General and administrative expenses were $483,643 for the three months ended March 31, 2019, as compared to $439,190 for the corresponding period in 2018, an increase of $44,453 or 10.12%. The increase in general and administrative expenses is primarily due to the increase of expenses related to Company’s efforts to improve day-to-day compliance with regulatory requirements following the transition the Company is going through.

LOSS FROM OPERATIONS

As a result of the factors mentioned above, loss from operations was $373,480 for the three months ended March 31, 2019, as compared to $416,693 for the corresponding three-month period in 2018, a decrease of $43,213 or 10.37%. This decrease is primarily due to the increase in gross profit related to product revenues.

OTHER EXPENSE

Other expense for the three months ended March 31, 2019 was $168,968, as compared to $88,346 for the corresponding period in 2018, an increase of $80,622 or 91.26%. This increase is primarily due to the increase in interest expense, litigation costs and impairment of construction in progress.

As a result, loss before income taxes was $542,448 for the three months ended March 31, 2019, as compared to a loss before income taxes of $505,039 for the corresponding three- month period in 2018, an increase of $37,409 or 7.41%.

INCOMEN TAX EXPENSE

No income tax expenses were provided for the three months ended March 31, 2019 and 2018.

NET LOSS

As a result of the factors mentioned above, the Company incurred a net loss for the three months ended March 31, 2019 of $542,448, as compared to net loss of $505,039 for the corresponding three-month period in 2018, an increase of $37,409 or 7.41%. This increase is primarily due to the increase in the operation expenses for the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the three months ended March 31, 2019, net cash provided by operating activities was $367,912. The Company reported net loss of $542,448. Except for the adjustments of non-cash items of depreciation and amortization of $252,125 and allowance for doubtful accounts of $16,344 increased our cash-based net income, net operating cash inflow result from the factors: 1) a decrease in accounts and retention receivable of $705,703, , 2) an increase in other payables and accrued liabilities of $311,165. Cash inflow was mainly offset by: 1) an increase in inventories by $205,366, 2) an increase in prepayments and other receivables of $39,276, 3) a decrease in accounts payable of $84,945, and 4) a decrease of $45,390 of tax payables.

For the three months ended March 31, 2018, net cash used in operating activities was $987,872. The Company reported net loss of $505,039. Except for the adjustments of non-cash items of depreciation and amortization of $249,047, net operating cash inflow result from the factors: 1) a decrease in accounts and retention receivable by $2,007,657 and an increase in other payable and accrued liabilities by $258,282.Cash inflow was mainly offset by: 1) an increase in inventories by $912,536, 2) an increase in prepayment and other receivable by $78,476, 3) a decrease in the accounts payable by $31,063.

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

The Company is highly aware the risk of default, and as a result, we actively monitor accounts receivable with aging above 1 year and those that account significant to the total accounts receivable, thus there is no significant credit risk. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company provided significant amount of allowance of doubtful accounts and retention receivable in the year end of 2018, considering the overdue aging, payment history, customers’ financial condition and the efforts and estimates of the Company’s management.

We offer 12 months of product warranty on a case-by-case basis without charge, depending upon the type of customers, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract balance (usually 5-10% of contract value) is withheld by a customer from 12 to 24 months, until the product warranty has expired.

Investing Activities

For the three months ended March 31, 2019 and 2018, net cash used in investing activities was $0.

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

Financing Activities

For the three months ended March 31, 2019, net cash used in financing activities was $105,060, including repayments of $5,928,772 and $105,060 for our short-term bank borrowing and financial funding from our related parties which was partially offset by proceeds of $5,928,772 from a short-term bank borrowing.

For the three months ended March 31, 2018, net cash used in financing activities was $1,032,895, including repayments of $7,393,858 and $431,682 for short-term bank borrowing and financial funding from our related parties which was partially offset by proceeds of $6,292,645 on a short-term bank borrowing and $500,000 from the issuance of new shares.

INFLATION

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

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

Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods and services, net of value-added tax. The Company determines revenue recognition through the following steps:

✓	Identify the contract with a customer;
✓	Identify the performance obligations in the contract;
✓	Determine the transaction price;
✓	Allocate the transaction price to the performance obligations in the contract; and
✓	Recognize revenue when (or as) the entity satisfies a performance obligation.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, do not bear interest and are due within the contractual payment terms, generally 90 to 180 days from shipment. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 180 days are reviewed individually for collectability. At the end of each period, the Company specifically evaluates each individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivable. The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law.

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

Property, Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which the asset becomes fully operational and after taking into account its estimated residual values:

	Expected useful lives	Residual value
Building	10 – 30 years	5%
Plant and machinery	5 – 14 years	4 ~ 5%
Furniture, fixture and equipment	5 years	4 ~ 13%

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

Recently Issued New Accountings Standard

We do not expect adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of March 31, 2019, and during the period prior were not effective.

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

Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP .This material weakness was identified by our Chief Executive Officer and Chief Financial Officer and our plans for remediation are described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, which was filed with the SEC on September 6, 2019.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Exhibit Number	Description	Incorporated by Reference to

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

NF ENERGY SAVING CORPORATION
(Registrant)

Date: September 16, 2019	By:	/s/ Yongquan Bi
Yongquan Bi
President and Chief Executive Officer

Date: September 16, 2019	By:	/s/ Tingting Zhang
Tingting Zhang
President and Chief Financial Officer