Form 10-Q
period 2019-06-30
NF Energy Saving Corp
filed 2019-09-20
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of June 30, 2019, the registrant had 8,073,289 shares of common stock, par value $.001 per share, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95,930	$17,860
Restricted cash	179,814	179,496
Accounts receivable, net	251,006	1,274,980
Retention receivable, net	7,022	65,529
Amount due from related parties	1,155,073	-
Inventories	1,154,735	937,966
Prepayments and other receivables, net	2,259,160	131,442

Total current assets	5,102,740	2,607,273

NON-CURRENT ASSETS
Property, plant and equipment, net	17,502,022	17,958,136
Land use right, net	2,431,277	2,460,668
Construction in progress	-	24,722

Total non-current assets	19,933,299	20,443,526

TOTAL ASSETS	$25,036,039	$23,050,799

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term bank borrowings	$5,816,981	$5,816,961
Accounts payable, trade	2,487,472	2,782,182
Accounts payable, trade-related parties	398,033	416,547
Amount due to related parties	2,203,822	918,033
Taxes payable	1,105,939	1,086,589
Other payables and accrued liabilities	2,406,282	2,045,066

Total current liabilities	14,418,529	13,065,378

TOTAL LIABILITIES	14,418,529	13,065,378

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,073,289 and 7,573,289 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	8,073	7,573
Additional paid-in capital	14,594,825	12,555,325
Statutory reserves	2,227,634	2,227,634
Accumulated deficit	(7,872,792)	(6,443,102)
Accumulated other comprehensive income	1,814,627	1,788,302
Total NF Energy Saving Corporation’s equity	10,772,367	10,135,732

NONCONTROLLING INTERESTS	(154,857)	(150,311)

Total equity	10,617,510	9,985,421

Total liabilities and equity	$25,036,039	$23,050,799

The accompanying notes are an integral part of the condensed consolidated financial statements

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

REVENUES
Products	$214,935	$406,193	$772,174	$497,989
Services	118,755	158,146	140,228	213,429
Total revenues, net	333,690	564,339	912,402	711,418

COST OF REVENUES
Cost of products	181,663	132,464	601,204	210,995
Cost of services	137,509	140,084	148,644	177,195
Total cost of revenues	319,172	272,548	749,848	388,190

GROSS PROFIT	14,518	291,791	162,554	323,228

OPERATING EXPENSES:
Sales and marketing	48,851	7,449	86,724	16,389
General and administrative	678,089	1,827,991	1,161,732	2,267,181
Total operating expenses	726,940	1,835,440	1,248,456	2,283,570

LOSS FROM OPERATIONS	(712,422)	(1,543,649)	(1,085,902)	(1,960,342)

OTHER EXPENSE
Interest expense	(173,526)	(108,708)	(292,094)	(197,384)
Other income (expense)	2,703	831	(47,697)	1,161
Total other expense, net	(170,823)	(107,877)	(339,791)	(196,223)

LOSS BEFORE INCOME TAXES	(883,245)	(1,651,526)	(1,425,693)	(2,156,565)

PROVISION FOR INCOME TAXES	-	98	-	98

NET LOSS	(883,245)	(1,651,624)	(1,425,693)	(2,156,663)
Less: net income (loss) attributable to noncontrolling interest	(21,149)	(2,117)	3,997	(7,457)
NET LOSS ATTRIBUTABLE TO NF ENERGY SAVING CORPORATION	$(862,096)	(1,649,507)	$(1,429,690)	(2,149,206)

COMPREHENSIVE LOSS
NET LOSS	$(883,245)	(1,651,624)	$(1,425,693)	(2,156,663)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(205,602)	(1,402,589)	26,325	(395,845)
Total comprehensive loss	(1,088,847)	(3,054,213)	(1,399,368)	(2,552,508)
Less: comprehensive income (loss) attributable to non-controlling interests	(8,831)	(4,843)	4,546	769
COMPREHENSIVE LOSS ATTRIBUTABLE TO NF ENERGY SAVING CORPORATION	$(1,080,016)	$(3,049,370)	$(1,403,914)	$(2,553,277)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	7,831,531	7,573,289	7,703,123	7,379,919

LOSS PER SHARE
Basic and diluted	$(0.11)	$(0.22)	$(0.19)	$(0.29)

The accompanying notes are an integral part of the condensed consolidated financial statements

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,425,693)	$(2,156,663)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	497,476	495,797
Gain on disposal of property	-	(780)
Allowance for doubtful accounts	157,310	1,454,386
Impairment loss from construction in progress	25,071	-
Change in operating assets and liabilities
Accounts and retention receivable	942,687	2,863,247
Inventories	(214,739)	(2,287,919)
Prepayments and other receivables	(74,919)	(583,208)
Accounts payable, trade	(318,384)	76,230
Other payables and accrued liabilities	365,443	239,057
Taxes payable	19,339	-
Net cash provided by (used in) operating activities	(26,409)	100,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant and equipment	-	1,540

Net cash provided by investing activities	-	1,540

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share from placement	-	500,000
Amount financed from (to) related parties	126,841	(346,264)
Repayment to bank demand notes	-	(1,099,496)
Proceeds from short-term bank borrowings	5,899,009	7,068,191
Repayment on short-term bank borrowings	(5,900,484)	(6,282,837)

Net cash provided by (used in) financing activities	125,366	(160,406)

EFFECT OF EXCHANGE RATE ON CASH	(20,569)	(1,214)

INCREASE (DECREASE) IN CASH	78,388	(59,933)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, beginning of period	197,356	282,154

CASH, CASH EQUIVALENTS, RESTRICTED CASH, end of period	$275,744	$222,221

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest expense, net of capitalized interest	$284,092	$197,580

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common share for subscription for potential equity acquisition	$2,040,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

On January 1, 2019, the Company transferred its 100% equity interest in Liaoning Nengfa Weiye Energy Technology Co., Ltd. to NF Energy Equipment Limited (“NF Equipment”). NF Equipment, a Hong Kong limited liability company is 100% owned by NF Energy Investment Corporation (“NF Investment”), a wholly-owned subsidiary of the Company. NF Investment is a British Virgin Island limited liability company. Other than its equity interest in NF Equipment, NF Investment does not own any assets or conduct any operations.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $7,872,792 and negative working capital of $9,315,789 as of June 30, 2019, and incurred a net loss of $1,425,693 for the six months ended June 30, 2019. In addition, the Company continues to generate operating losses and has a cash outflow from its operations. Management believes that these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due and to further implement management’s business plan to extend its operations and generate sufficient revenues to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurance to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain its operations.

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

The unaudited interim condensed consolidated financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2018, previously filed with the SEC on September 6, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2019 and its unaudited condensed consolidated results of operations for the three and six months ended June 30, 2019 and 2018, and its unaudited condensed consolidated cash flows for the six months ended June 30, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash account on the Company’s unaudited interim condensed consolidated balance sheet. The Company’s restricted cash balance is related to a contract performance guarantee bond. The balance of restricted cash was $179,814 and $179,496 as of June 30, 2019 and December 2018, respectively.

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, do not bear interest and are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is granted based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For those receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $11,486,827 and $11,327,271, respectively.

●	Retention receivable and allowance for doubtful accounts

Under the terms of its contracts with customers, the Company offers its customers a free product warranty on a case-by-case basis, depending upon the type of customer and the nature and size of the infrastructure project. The warranty is usually for 12 months. Under such arrangements, a portion of the project contract value, usually 5-10%, is withheld by the customer as a retention. The Company records this portion of the project contract value as retention receivable. As of June 30, 2019 and December 31, 2018, the allowance for doubtful accounts relating to retentions receivable was $938,940 and $942,376, respectively.

●	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2019 and December 31, 2018, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

All lands in the PRC are owned by the PRC government. Under applicable law, the PRC government may sell the right to use the land for a specified period of time. Thus, the Company’s land purchases in the PRC are considered to be leaseholds and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement on a straight-line basis, which is 50 years and will expire in 2059.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. During the three and six months ended June 30, 2019, the Company reported an impairment loss of $25,071 and $25,071 from its incomplete construction project, respectively. There was no impairment loss reported during the comparable periods in 2018.

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

For the six months ended June 30, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2019, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

●	Product warranty

Under the terms of its contracts with customers, the Company offers its customers a free product warranty on a case-by-case basis, depending upon the type of customer and the nature and size of the infrastructure project. The warranty is usually for 12 months. Under such arrangements, a portion of the project contract value, usually 5-10%, is withheld by the customer as a retention. The Company records this portion of the project contract value as retention receivable. As of June 30, 2019 and December 31, 2018, the Company reported retentions receivable, net of $7,022 and $65,529, respectively.

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

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2019	June 30, 2018
Period-end RMB:US$1 exchange rate	6.8747	6,6191
Six-month end average RMB:US$1 exchange rate	6.7808	6.3666

●	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and six months ended June 30, 2019 and 2018, the Company operates in one reportable operating segment, primarily in the PRC.

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

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company incurred a bad debt expense of $138,784 and $1,454,386 for its doubtful accounts in accounts receivable for the three months ended June 30, 2019 and 2018, respectively, and $155,128 and $1,454,386 for its doubtful accounts in accounts receivable for the six months ended June 30, 2019 and 2018, respectively.

	June 30, 2019	December 31, 2018
Accounts receivable, cost	$11,737,833	$12,602,251
Less: allowance for doubtful accounts	(11,486,827)	(11,327,271)

Accounts receivable, net	$251,006	$1,274,980

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5.	RETENTION RECEIVABLE

As of June 30, 2019 and December 31, 2018, the Company reported its retention receivable as follow:

	June 30, 2019	December 31, 2018
Retention receivable, cost	$945,962	$1,007,905
Less: allowance for doubtful accounts relating to retention receivable	(938,940)	(942,376)

Retention receivable, net	$7,022	$65,529

6.	INVENTORIES

As of June 30, 2019 and December 31, 2018, inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$441,476	$519,341
Work-in-process	108,803	322,132
Finished goods	604,456	96,493

	$1,154,735	$937,966

For the three and six months ended June 30, 2019 and 2018, no allowance for obsolete inventories was recorded by the Company.

Finished goods are expected to be delivered to the customer in the next twelve months.

7.	Prepayments and other receivables

Prepayments and other receivables present the amount the Company advanced to suppliers for purchase of materials or goods, prepayment to service providers, reimbursement for business related expenses of employees and the security deposit for the Boqi Pharmacy acquisition. The table below set forth the balances as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Advance to suppliers	$2,695,318	$2,712,936
Prepaid service provider expenses	125,425	-
Security deposit for Boqi Pharmacy acquisition	2,040,000	-
Other receivables	26,079	43,350
	4,886,822	2,756,286
Less: allowance for doubtful accounts	(2,627,662)	(2,624,844)

Property, plant and equipment, net	$2,259,160	$131,442

On April 20, 2019, the Company issued 500,000 shares of its common stock, valued at $2,040,000, as a security deposit for an acquisition. See Note 13 to the financial statements for more information.

Management evaluates the recoverable value of these balances periodically according to the Company’s policy of credit and allowance for doubtful accounts. For the three and six months ended June 30, 2019, the Company reserved for the doubtful accounts in its prepayments and other receivables of $2,182 and $2,182, respectively. No allowance expense was reserved for doubtful accounts for the three and six months ended June 30, 2018.

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Building	$19,663,313	$19,658,330
Plant and machinery	5,950,931	5,949,422
Furniture, fixture and equipment	24,771	24,765
	25,639,015	25,632,517
Less: accumulated depreciation	(8,136,993)	(7,674,381)

Property, plant and equipment, net	$17,502,022	$17,958,136

Depreciation expense for the three months ended June 30, 2019 and 2018 were $230,212 and $230,569, respectively.

Depreciation expense for the six months ended June 30, 2019 and 2018 were $467,045 and $463,385, respectively.

9.	LAND USE RIGHT

Land use right consisted of the following:

	June 30, 2019	December 31, 2018
Land use right, at cost	$3,001,576	$3,000,815
Less: accumulated amortization	(570,299)	(540,147)

	$2.431,277	$2,460,668

Amortization expenses for the three months ended June 30, 2019 and 2018 were $15,139 and $16,181, respectively.

Amortization expenses for the six months ended June 30, 2019 and 2018 were $30,431 and $32,412, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending December 31:
2019	$30,431
2020	60,863
2021	60,863
2022	60,863
2023	60,863
Thereafter	2,157,394

Total:	$2,431,277

10.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	June 30, 2019	December 31, 2018
Equivalent to RMB 40,000,000 with a fixed interest rate at 6.09%, monthly payable, due March 18, 2019, which is guaranteed by its related parties and used buildings and land use rights as collateral.	-	5,816,961
Equivalent to RMB 40,000,000 with a fixed interest rate at 8.5%, monthly payable, due March 18, 2020, which is guaranteed by its related parties and used buildings and land use rights as collateral.	5,816,981	-

Total short-term bank borrowings	$5,816,981	$5,816,961

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three months ended June 30, 2019 and 2018, the Company reported interest expenses of $129,929 and $108,904, respectively.

For the six months ended June 30, 2019 and 2018, the Company reported interest expenses of $219,905 and $197,580, respectively.

11.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Accounts payable, trade-related parts

As of June 30, 2019 and December 31, 2018, the Company reported trade payables of $398,033 and $416,547, respectively, due to Liaoning Bainianye New Energy Utilization Co., Ltd., (“Bainianye New Energy”), a company directly controlled by Ms. Li Hua Wang (the Company’s former Chief Financial Officer) and Mr. Gang Li (the Company’s former Chief Executive Officer and one of the Company’s current directors). The trade payable is unsecured, interest-free and has no fixed repayment term. During the three and six months ended June 30, 2019, the Company did not have inventory purchase transaction with Bainianye New Energy.

Amount Due to related parties

As of June 30, 2019, the total amount due to related parties was $2,203,822, which amount included:

1.	Amount due to Mr. Gang Li (the Company’s former Chief Executive Officer and a director) of $1,359,451, including:
1.1	a $698,212 loan from Mr. Gang Li with an annual interest rate of 8.5% and due on demand. For the three and six months ended June 30, 2019, the Company reported interest expenses of $15,469 and $25,078, respectively. No interest expense was reported for the three and six months ended June 30, 2018;
1.2	a $654,575 loan from Mr. Gang Li with an annual interest rate of 14.4% and due on February 1, 2020. For the three and six months ended June 30, 2019, the Company reported interest expenses of $25,981 and $39,818, respectively. No interest expense was reported for the three and six months ended June 30, 2018;
1.3	$6,664 due to Mr. Gang Li that is free of interest and due on demand.

2.	Amount due to Ms. Li Hua Wang (the Company’s former Chief Financial Officer) of $267,542, which is free of interest and due on demand;

3.	Amount due to Mr. Haibo Gong (Import & Export Company’s executive director) of $35,043, including:
3.1	a $28,001 loan from Mr. Haibo Gong with annual interest rate of 18% and due on demand. For the three and six months ended June 30, 2019, the Company reported interest expenses of $2,328 and $6,939, respectively;
3.2	$7,042 payable to Mr. Haibo Gong that is free of interest and due on demand;

4.	Amount due to Mr. Yongquan Bi, the current Chief Executive Officer (“CEO”) and Chairman of the Company, of $355,412 which is free of interest and due on demand;

5.	$4,681 due to Mr. Yongjian Zhang, ,a director, which is free of interest and due on demand; and

6.	$181,693 due to Bainianye New Energy, which is free of interest and due on demand;

As of December 31, 2018, the total amount due to related parties was $918,033, which amount included:

1.	Amount due to Ms. Li Hua Wang (the Company’s former Chief Financial Officer) of $606,191, which is free from interest and due on demand;

2.	Amount due to Mr. Haibo of $162,421, including:
2.1	a $158,512 loan from Mr. Haibo Gong at an annual interest rate of 18% and due on demand;
2.2	$3,909 due to Mr. Haibo Gong that is free from interest and due on demand;

3.	Amount due to Liaoning Bainianye New Energy Utilization Co., Ltd., directly controlled by Ms. Li Hua Wang and Mr. Gang Li (the Company’s former Chief Executive Officer and a current director) of $142,759, which is free from interest and due on demand;

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amount due from related parties

As of June 30, 2019 the Company reported $1,155,073 due from Nengfa Weiye Tieling Valve Joint Stock Co., Ltd. (“Tieling Joint Stock”), which holds 43% of equity interests of Nengfa Tiefa Import & Export, which amount was free from interest and due on demand. There was no amount due from related parties as of December 31, 2018.

12.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Customer deposits	$449,152	$356,799
Accrued operating expenses	586,369	705,479
Payables in dispute	1,170,763	879,780
Other payables	199,998	103,008

	$2,406,282	$2,045,066

As of June, 30, 2019 and December 31, 2018, the Company reported $1,170,763 and $879,780 as payables that are in dispute including payables of $880,000 and $290,000 that were incurred in 2018 and 2019, respectively.

On August 1, 2018, one of NF Energy’s suppliers filed a lawsuit against NF Energy for an outstanding payable of approximately RMB 6 million, or approximately $880,000. Until the date of this report, both parties have not reached any agreement or settlement.

On January 10, 2019, one of NF Energy’s suppliers filed a lawsuit against NF Energy for an outstanding payable of approximately of RMB 700,000, and the law suit was settled by both parties on April 8, 2019. NF Energy was obligated to pay the supplier approximately RMB 710,000 or approximately $100,000.

On April 22, 2019, one of NF Energy’s suppliers filed a lawsuit against NF Energy for an unpaid outstanding payable of RMB 1,278,181.8. On May 4, 2019, the parties entered into a court-supervised settlement where NF Energy agreed to pay the supplier approximately RMB 1.26 million or approximately $190,000 in total.

13.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of June 30, 2019 and December 31, 2018, it had 8,073,289 shares and 7,573,289 shares outstanding, respectively.

On March 12, 2018, the Company issued 500,000 shares of its common stock, at the price of $1.00 per share for aggregate consideration of $500,000 to Mr. Yongquan Bi, our Chairman and Chief Executive Officer.

On April 11, 2019, the Company entered into a stock purchase agreement (the “Agreement”) with Lasting Wisdom Holdings Limited, a company organized under the laws of the British Virgin Islands, Pukung Limited, a company organized under the laws of Hong Kong, Beijing Xin Rong Xin Industrial Development Co., Ltd., a company organized under the laws of the PRC, Boqi Zhengji Pharmacy Chain Co., Ltd. a company organized under the laws of the PRC (“Boqi Pharmacy”) and several additional individual sellers listed in the Agreement whereby the Company will purchase 100% of equity interests of Lasting Wisdom Holdings Limited (the “Shares”). In accordance with the Agreement, the total purchase price for the Shares is RMB 40 million plus 1.5 million shares of the Company’s common stock. The purchase price is subject to post-closing adjustments (contingent on fair market value of the acquired companies). On May 14, 2019, the Company issued 500,000 shares of its common stock, valued at $2,040,000, to the shareholders of Lasting Wisdom Holdings Limited as a security deposit for the acquisition, and the closing of this acquisition is subject to the result of the final evaluation of the target company. As the date of this report, the acquisition has not closed.

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

14.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30		For the six months ended June 30,
	2019	2018	2019	2018
Net loss attributable to common shareholders	$(862,096)	$(1,649,507)	$(1,429,690)	$(2,149,206)

Weighted average common shares outstanding – Basic and diluted	7,831,531	7,573,289	7,703,123	7,379,919

Net loss per share – Basic and diluted	(0.11)	$(0.22)	$(0.19)	$(0.29)

15.	STATUTORY RESERVES

Under the PRC law, the Company’s subsidiaries are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

16.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended June 30, 2019, the customers who represented more than 10% of the Company’s revenues and its outstanding accounts receivable as of the balance sheet date are presented as follow:

	For the three months ended June 30, 2019		As of June 30, 2019
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$39,481	12%	$-
Customer B	62,047	18%	140,364
Customer C	53,809	16%	59,974
Customer D	61,275	18%	(9,495)
	$216,612	64%	$190,843

	For the six months ended June 30, 2019		As of June 30, 2019
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$127,773	14%	$-
Customer E	334,978	37%	-
	$462,751	51%	$-

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2018, the customers that accounted for 10% or more of the Company’s revenues and its outstanding accounts receivable balances as at balance sheet date, are presented as follows:

	For the three months ended June 30, 2018		As of June 30, 2018
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer F	$231,544	41%	$-
Customer G	123,730	22%	-
Customer H	114,031	20%	6,396,289
	$469,305	83%	$6,396,289

	For the six months ended June 30, 2018		As of June 30, 2018
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer F	$231,544	33%	$-
Customer G	123,730	17%	-
Customer H	114,037	16%	6,396,289
	$469,311	66%	$6,396,289

For the six months ended June 30, 2019, revenues contributed from customers located outside of the PRC accounted for $472,232 or approximately 52% of total revenues. For the six months ended June 30, 2018, all customers were located in the PRC.

(b)	Major venders

For the three and six months ended June 30, 2019, the venders that accounted for 10% or more of the Company’s purchases and its outstanding balances as at balance sheet dates, are presented as follows:

	For the three months ended June 30, 2019		As of June 30, 2019
Venders	Purchases	Percentage of total purchases	Accounts payable
Vender A	$72,550	32%	$4,376
Vender B	56,463	25%	68,939
	$129,013	57%	$73,315

	For the six months ended June 30, 2019		As of June 30, 2019
Venders	Purchases	Percentage of total purchases	Accounts payable
Vender A	$72,550	21%	$4,376
Vender B	56,463	17%	68,939
	$129,013	38%	$73,315

For the three and six months ended June 30, 2018, no vender accounted for 10% of the Company’s purchases.

(c)	Credit risk

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

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from short-term bank borrowings. The Company manages interest rate risk by varying the issuance and maturity dates of variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2019 and December 31, 2018, short-term bank borrowings were at fixed rates.

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

The Company’s operations are primarily conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

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

As used herein the terms “we”, “us”, “our,” “NFEC” and the “Company” means, NF Energy Saving Corporation, a Delaware corporation and its wholly-owned subsidiaries..

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

GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $7,872,792 and negative working capital of $9,315,789 as of June 30, 2019, and incurred a net loss of $1,425,693 for the six months ended June 30, 2019. In addition, the Company continues to generate operating losses and has a cash outflow from its operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due, and to further implement management’s business plan to extend its operations and generate sufficient revenues to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither no assurances to that effect, nor no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

REVENUES

Revenues were $333,690 and $912,402 for the three and six months ended June 30, 2019, respectively, as compared to $564,339 and $711,418 for the corresponding period in 2018. Total revenues decreased by $230,649 or 40.87% for the three months ended June 30, 2019 and increased by $200,984 or 28.25% for the six months ended June 30, 2019, respectively, as compared to the same period in 2018. The increase in total revenue for the six months ended June 30, 2019 is mainly due to the Company’s revenues from the overseas market which contributed $425,405 in revenues during the first quarter of 2019, but revenues from this market declined significantly to $46,827 for the three months ended June 30, 2019. This resulted in a decrease in total revenues for the three months ended June 30, 2019 as compared to the corresponding period in 2018. For the three and six months ended June 30, 2018 the Company had no revenues from the oversea market.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy saving flow control equipment. Product revenues were $214,935 and $772,174, or 64.41% and 84.63% of total revenues, respectively, for the three and six months ended June 30, 2019, as compared to $406,193 and 497,989, or 71.97% and 69,99% of total revenues, respectively, for the corresponding period in 2018. Product revenues decreased by $191,258 or 47.09%, for the three months ended June 30, 2019 as compared to the corresponding period in 2018; Product revenues increased by $274,185 or 55.06% for the six months ended June 30, 2019 as compared to the corresponding period in 2018. The fluctuation of product revenues was mainly the result of revenues from an oversea market as discussed above.

Service Revenues

Service revenues are derived principally from energy saving technical services and product collaboration processing services. Service revenues were $118,755 and $140,228, or 35.59% and 15.37% of total revenues, respectively, for the three and six months ended June 30, 2019, as compared to $158,146 and $213,429, or 28.07% and 30.01% of total revenues, respectively, for the corresponding period in 2018. Service revenues decreased by $39,391 and $73,201, or 24.91% and 34.30% as compared to the comparable periods in 2018. The decrease in service revenue was primarily due to reduced demands in the PRC for such service.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation, and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $319,172 and $749,848 for the three and six months ended June 30, 2019, as compared to $272,548 and $388,190 for the corresponding period in 2018, an increase of $46,624 and 361,658, or approximately 17.11 and 93.17% as compared to the corresponding periods in 2018. The increase in cost of revenues was primarily due to the increase in total revenues from products with lower gross margin rates, combined with increasing procurement costs of inventories and labor costs.

The overall gross profit for the Company was $14,518 and $162,554, or 4.35% and 17.82%, of total revenues, for the three and six months ended June 30, 2019, respectively as compared to $291,791 and $323,228, or 51.70% and 45.43% of total revenues, for the corresponding periods in 2018, respectively.

Cost of Products Revenues

Total cost of products was $181,663 and $601,204 for the three and six months ended June 30, 2019, as compared to $132,464 and $210,995 for the corresponding period in 2018, an increase of $49,199 and $390,209, or approximately 37.14% and 184.94%. This increase is primarily due to the increase in product revenue from products with lower gross margin rates, combined with increasing procurement costs of inventories and labor costs.

The gross profit of the products revenues for the Company was $33,272 and $170,970, or 15.48% and 21.14%, of product revenues, for the three and six months ended June 30, 2019, respectively, as compared to $273,729 and $286,994, or 67.39% and 57.63% of product revenues for the same period in 2018. The decline in gross profit and gross profit margin is due to a decline in selling prices and an increase in cost of revenues.

Cost of Services Revenues

The cost of services revenues was $137,509 and $148,644 for the three and six months ended June 30, 2019, as compared to $140,084 and $177,195 for the corresponding period in 2018, a decrease of $2,575 and $28,551, or approximately 1.84% and 16.11%. This decrease is primarily due to the decrease in service revenue.

The gross loss for the Company with respect to service revenues was $18,754 and $8,416, or 15.79% and 6.00%, of services revenues, for the three and six months ended June 30, 2019, respectively, as compared to the gross profit of services revenues of $18,062 and $36,234, or 11.42% and 16.98 of service revenues for the three and six months ended June 30, 2018.

Operating Expenses

Total operating expenses were $726,940 and $1,248,456 for the three and six months ended June 30, 2019, as compared to $1,835,440 and $2,283,570 for the corresponding period in 2018, a decrease of $1,108,500 and $1,035,114, or approximately 60.39% and 45.33%. The decrease in operating expenses were primarily due to the decrease in general and administrative expenses, which was partly offset by the increase in selling and marketing expenses.

Selling and Marketing Expenses

Selling and marketing expenses were $48,851 and $86,724 for the three and six months ended June 30, 2019, as compared to $7,449 and $16,389 for the corresponding period in 2018, an increase of $41,402 and $70,335, or 555.81% and 429.16%. The increase is primarily due to the marketing expenses incurred to expand foreign sales.

General and Administrative Expenses

General and administrative expenses were $678,089 and $1,161,732 for the three and six months ended June 30, 2019, as compared to $1,827,991 and $2,267,181 for the corresponding period in 2018, a decrease of $1,149,902 and $1,105,449, or 62.91% and 48.76%. The decrease in general and administrative expenses were primarily due to the decrease in allowances for doubtful accounts of trade receivables of approximately $1.4 million, which was offset by an increase in expenses related to Company’s efforts to improve day-to-day compliance with regulatory requirements following the transition in management of the Company.

LOSS FROM OPERATIONS

As a result of the factors mentioned above, loss from operations was $712,422 and $1,085,902 for the three and six months ended June 30, 2019, as compared to $1,543,649 and $1,960,342 for the corresponding periods in 2018, a decrease of $831,227 and $874,440, or 53.85% and 44.61%. This decrease is primarily due to the decrease in operating expenses, mainly from the bad debt expense of $1.5 million reported in the second quarter of 2018, which was partially offset by increased expenditures for audit and legal services.

OTHER EXPENSE

Other expense for the three and six months ended June 30, 2019 were $170,823 and $339,791, respectively, as compared to $107,877 and $196,223 for the corresponding period in 2018, an increase of $62,946 and $143,568, or 58.35% and 73.17%, respectively. This increase is primarily due to the increase in interest expenses.

As a result, loss before income taxes was $883,245 and $1,425,693 for the three and six months ended June 30, 2019, respectively, as compared to loss before income taxes of $1,651,526 and $2,156,565 for the corresponding periods in 2018, a decrease of $76 8,281 and $730,872, or 46.52% and 33.89%.

INCOME TAX EXPENSE

No income tax expenses were provided for the three and six months ended June 30, 2019, as compared to $98 and $98 for the corresponding periods in 2018.

NET LOSS

As a result of the factors mentioned above, the Company incurred a net loss for the three and six months ended June 30, 2019 of $883,245 and $1,425,693, as compared to net losses of $1,651,624 and $2,156,663 for the corresponding periods in 2018, a decrease of $768,379 and $730,970, or 46.52% and 33.89%, respectively. This decrease is primarily due to the decrease in the bad debt expense for the three and six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities was $26,409. The Company reported a net loss of $1,425,693. Except for the adjustments of non-cash items of depreciation and amortization of $497,476, allowance for doubtful accounts of $157,310 and an impairment loss of $25,071 from construction in progress, we had net operating cash outflow, mainly due to limited collections from our credit sales and an increase in cash paid to suppliers for inventories.

For the six months ended June 30, 2018, net cash provided by operating activities was $100,147. The Company reported net loss of $2,156,663. Except for the adjustments of non-cash items of depreciation and amortization of $495,797 and allowance for doubtful accounts of $1,454,386, that increased our cash-based net loss, a gain on disposal of property increased out operating cash flow of $780. Net operating cash inflow mainly resulted from the increased cash collected from accounts and retention receivable but partially offset by the increase cash payments made for inventory purchases.

The Company will consider an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. The Company provided for significant allowances of doubtful accounts receivable and retention receivable in 2018, considering the overdue aging, payment history, financial condition of customers and the efforts and estimates of the Company’s management.

Investing Activities

For the six months ended June 30, 2019 net cash used in investing activities was $0.

For the six months ended June 30, 2018, net cash provided by investing activities was $1,540, which from the proceeds of disposal of property, plant and equipment.

On April 11, 2019, we entered into an Agreement with LASTING WISDOM HOLDINGS LIMITED, a company organized under the laws of the British Virgin Islands, PUKUNG LIMITED, a company organized under the laws of Hong Kong, BEIJING XIN RONG XIN INDUSTRIAL DEVELOPMENT CO., LTD., a company organized under the laws of the PRC, Boqi Pharmacy and several additional individual sellers. The rationale of the Agreement is for our company to purchase the pharmacy business of Boqi Pharmacy, as part of our expansion and shift of focus from the energy sector to the pharmacy business. The aggregate purchase price for the shares of Boqi Pharmacy’s parent consists of cash consideration of RMB 40,000,000 and up to 1,500,000 shares of our common stock. The purchase price is subject to post-closing adjustments (contingent on fair market value of the acquired companies). This transaction is anticipated to close during the third or fourth quarter of 2019. The Company plans to raise RMB 40,000,000 in equity to fund the acquisition cost. Until the date of this report, the transaction has not closed.

Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities was $125,366, including proceeds from a short-term bank borrowing of $5,899,009 and $126,841 of financial funding from our related parties. Cash inflow was partially offset by repayment of a $5,900,484 short-term bank borrowing.

For the six months ended June 30, 2018, net cash used in financing activities was $160,406, including repayments of a $6,282,837 short-term bank borrowing, repayment of $1,099,496 of bank demand notes, and $346,264 of financial funding from our related parties.Net cash inflow included proceeds of $7,068,191 from a short-term bank borrowing and $500,000 from the issuance of new shares.

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

Recently Issued New Accountings Standard

We do not expect that the adoption of recently issued accounting pronouncements will have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of June 30, 2019, and during the period prior were not effective.

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

The Company is currently looking for an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide additional training to the Company’s employees in connection with the preparation and review of its financial statements.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the six months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ---- OTHER INFORMATION

Item 1. Legal Proceedings.

On August 1, 2018, one of NF Energy’s suppliers filed a lawsuit against NF Energy for an outstanding payable of approximately RMB 6 million, or approximately $880,000. Until the date of this report, both parties have not reached any agreement or settlement.

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

NF Energy Saving Corporation
(Registrant)

Date: September 20, 2019	By:	/s/ Yongquan Bi
Yongquan Bi
Chief Executive Officer

Date: September 20, 2019	By:	/s/ Tingting Zhang
Tingting Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements