Form 10-Q
period 2019-09-30
NF Energy Saving Corp
filed 2019-11-14
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 000-50155

NF ENERGY SAVING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3708, R&F Building, No. 6, Gang Xing Road, Zhongshan District, Dalian, Liaoning Province, P. R. China	110015
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 10, 2019, the registrant had 9,073,289 shares of common stock, par value $.001 per share, issued and paid for, 500,795 shares reserved for potential issuance and 9,073,289 shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,354	$17,860
Restricted cash	180,525	179,496
Accounts receivable, net	348,083	1,274,980
Retention receivable, net	25,590	65,529
Loan to related party	601,951	—
Inventories	1,531,728	937,966
Prepayments and other receivables	2,459,845	131,442

Total current assets	5,213,076	2,607,273

NON-CURRENT ASSETS
Property, plant and equipment, net	16,802,665	17,958,136
Land use right, net	2,348,558	2,460,668
Construction in progress	—	24,722

Total non-current assets	19,151,223	20,443,526

TOTAL ASSETS	$24,364,299	$23,050,799

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term bank borrowings	$5,652,561	$5,816,961
Convertible promissory note, net	3,647	—
Derivative liability	142,074	—
Accounts payable, trade	2,447,711	2,782,182
Accounts payable, trade-related parties	386,879	416,547
Amount due to related parties	2,464,568	918,033
Taxes payable	1,110,621	1,086,589
Other payables and accrued liabilities	2,349,163	2,045,066

Total current liabilities	14,557,224	13,065,378

TOTAL LIABILITIES	14,557,224	13,065,378

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,073,289 and 7,573,289 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	8,073	7,573
Additional paid-in capital	14,594,825	12,555,325
Statutory reserves	2,227,634	2,227,634
Accumulated deficit	(8,417,261)	(6,443,102)
Accumulated other comprehensive income	1,547,401	1,788,302
Total NF Energy Saving Corporation’s equity	9,960,672	10,135,732

NONCONTROLLING INTERESTS	(153,597)	(150,311)

Total equity	9,807,075	9,985,421

Total liabilities and equity	$24,364,299	$23,050,799

The accompanying notes are an integral part of the condensed consolidated financial statements

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUES
Products	$178,599	$1,052,130	$950,773	$1,550,119
Services	29,803	50,563	170,031	263,992
Total revenues, net	208,402	1,102,693	1,120,804	1,814,111

COST OF REVENUES
Cost of products	204,845	937,586	806,049	1,148,581
Cost of services	76,169	19,108	224,813	196,303
Total cost of revenues	281,014	956,694	1,030,862	1,344,884

GROSS PROFIT (LOSS)	(72,612)	145,999	89,942	469,227

OPERATING EXPENSES:
Sales and marketing	33,096	6,153	119,820	22,542
General and administrative	326,211	364,550	1,487,943	2,631,731
Total operating expenses	359,307	370,703	1,607,763	2,654,273

LOSS FROM OPERATIONS	(431,919)	(224,704)	(1,517,821)	(2,185,046)

OTHER INCOME (EXPENSE)
Interest expense	(174,488)	(92,769)	(466,582)	(290,153)
Other income	58,718	2,598	11,021	3,759
Total other expense, net	(115,770)	(90,171)	(455,561)	(286,394)

LOSS BEFORE INCOME TAXES	(547,689)	(314,875)	(1,973,382)	(2,471,440)

PROVISION FOR INCOME TAXES	—	16	—	114

NET LOSS	(547,689)	(314,891)	(1,973,382)	(2,471,554)
Less: net income (loss) attributable to noncontrolling interest	(3,220)	(4,776)	777	(12,233)
NET LOSS ATTRIBUTABLE TO NF ENERGY SAVING CORPORATION	$(544,469)	$(310,115)	$(1,974,159)	$(2,459,321)

COMPREHENSIVE LOSS
NET LOSS	$(547,689)	$(314,891)	$(1,973,382)	$(2,471,554)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(271,289)	(1,049,846)	(244,964)	(1,445,691)
Total comprehensive loss	(818,978)	(1,364,737)	(2,218,346)	(3,917,245)
Less: comprehensive income (loss) attributable to non-controlling interests	(1,260)	(7,001)	3,286	(6,232)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NF ENERGY SAVING CORPORATION	$(817,718)	$(1,357,736)	$(2,221,632)	$(3,911,013)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	8,073,289	7,573,289	7,871,824	7,445,084

LOSS PER SHARE
Basic and diluted	$(0.07)	$(0.04)	$(0.25)	$(0.33)

The accompanying notes are an integral part of the condensed consolidated financial statements

NF ENERGY SAVING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,973,382)	$(2,471,554)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	716,433	695,162
Gain on disposal of property	(43,712)	(730)
Provision (reversal) of allowance for doubtful accounts	(75,203)	1,462,898
Change in fair value of derivative liability	2,132	-
Amortization of discount on convertible promissory note	1,239	-
Impairment loss in construction in progress	24,803	-
Change in operating assets and liabilities
Accounts and retention receivable	970,444	3,637,343
Inventories	(634,860)	(2,506,962)
Prepayments and other receivables	(67,709)	(459,222)
Accounts payable, trade	(284,077)	218,853
Other payables and accrued liabilities	371,982	162,723
Taxes payable	55,943	-
Net cash provided by (used in) operating activities	(935,967)	738,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant and equipment	50,063	1,441
Loan to related party	(1,161,458)	-
Repayment from the related party loan	540,294	-
Net cash provided by (used in) investing activities	(571,101)	1,441

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share from placement	-	500,000
Amount from (to) related parties, net	1,591,910	(282,478)
Repayment to bank demand notes	-	(1,028,935)
Proceeds from short-term bank borrowings	5,835,897	6,614,583
Repayment on short-term bank borrowings	(5,838,815)	(6,614,583)

Net cash provided by (used in) financing activities	1,588,992	(811,413)

EFFECT OF EXCHANGE RATE ON CASH	(33,401)	(8,944)

INCREASE (DECREASE) IN CASH	48,523	(80,405)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, beginning of period	197,356	282,154

CASH, CASH EQUIVALENTS, RESTRICTED CASH, end of period	$245,879	$201,749

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$114
Cash paid for interest expense	$434,198	$290,477

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common share for subscription for potential equity acquisition	$2,040,000	$-
Issuance of convertible promissory note that received after the balance sheet date	$153,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

1.	ORGANIZATION AND BUSINESS BACKGROUND

Until October 2, 2019, the Company, through its subsidiaries, mainly operated in the energy technology business in the People’s of Republic of China (the “PRC”). On October 2, 2019, the Company acquired Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Pharmacy”), a China-based pharmacy chain company with both directly operated stores and franchisees. The Company’s energy technology business includes the provision of energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services to China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries. The Company also engages in the manufacturing and sales of energy-saving flow control equipment.

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

NF Energy Saving Corporation (the “NFEC”) and its subsidiaries are hereinafter referred to as (the “Company”).

2.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $8,417,261 and negative working capital of $9,344,148 as of September 30, 2019 and incurred a net loss of $1,973,382 for the nine months ended September 30, 2019. Since 2014 the Company has generated operating losses and has incurred cash outflows from its operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The Company acquired Boqi Pharmacy in the third quarter of 2019 to diversify its business improve its financial position and cash flows. While we expect to continue making acquisitions and strategic alliances as part of our long-term business strategy, we there can be no assurance that the Company can realize the full benefits from any acquisitions such as increased revenue or enhanced financial position. Such acquisitions, if any, could adversely affect our consolidated financial statements.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due, and (2) further implement management’s business plan to extend its operations and generate sufficient revenues and cash flow to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurance to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain its operations.

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

The unaudited interim condensed consolidated financial information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2018 previously filed with the SEC on September 6, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2019 and its unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, and its unaudited condensed consolidated cash flows for the nine months ended September 30, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in a restricted cash account on the Company’s unaudited interim condensed consolidated balance sheet. The Company’s restricted cash balance is related to a contract performance guarantee bond. The balance of restricted cash was $180,525 and $179,496 as of September 30, 2019 and December 2018, respectively.

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, do not bear interest and are due within contractual payment terms, generally 30 to 90 days from shipment. Credit is granted based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For those receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $11,017,242 and $11,327,271, respectively.

●	Retention receivable and allowance for doubtful accounts

Retention receivable is the amount of receivables withheld by a customer based upon 5-10% of the contract value, until a product warranty expires. The warranty period is usually 12 months. As of September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $900,777 and $942,376, respectively.

●	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2019 and December 31, 2018, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

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

Under ASC 606, Revenue from Contracts with Customers, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods and services, net of value-added tax. The Company determines revenue recognition through the following steps:

■	Identify the contract with a customer;
■	Identify the performance obligations in the contract;
■	Determine the transaction price;
■	Allocate the transaction price to the performance obligations in the contract; and
■	Recognize revenue when (or as) the entity satisfies a performance obligation.

●	Cost of revenue

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

For the nine months ended September 30, 2019 and 2018, the Company did not incur any interest and penalties associated with tax positions. As of September 30, 2019, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by a foreign tax authority.

●	Product warranty

Under the terms of the contracts, the Company offers its customers a free product warranty on a case-by-case basis, depending upon the type of customer, nature and size of the infrastructure projects. Under such arrangements, a portion of the project contract value, usually 5-10% of contract value is retained by the customer, and the warranty period is usual 12 months. The Company records this portion of project contract value retained by the customer as retention receivable. As of September 30, 2019 and December 31, 2018, the Company reported $25,590 and $65,529, respectively, as retention receivable net of any allowance that the management estimate it was more likely can’t be received as the expiration of the warranty period.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	September 30, 2019	September 30, 2018
Period-end RMB:US$1 exchange rate	7.0729	6.8665
Nine months end average RMB:US$1 exchange rate	6.8541	6.8032

●	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three and nine months ended September 30, 2019 and 2018, the Company operated in one reportable operating segment in the PRC.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and convertible promissory notes): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amounts due to related parties other payables and accrued liabilities approximate their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under its finance lease and short-term bank borrowing approximate the carrying amount.

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

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be adopted upon the effective date for us beginning July 1, 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company reversed a bad debt expense of $154,109 and reported bad debt expenses of $23,557 for its doubtful accounts for the three months ended September 30, 2019 and 2018, respectively, and reported bad debt expenses of $4,745 and $2,169,687 for its doubtful accounts for the nine months ended September 30, 2019 and 2018, respectively.

	September 30, 2019	December 31, 2018
Accounts receivable, cost	$11,365,325	$12,602,251
Less: allowance for doubtful accounts	(11,017,242)	(11,327,271)

Accounts receivable, net	$348,083	$1,274,980

5.	RETENTION RECEIVABLE

As of September 30, 2019 and December 31, 2018, the Company reported its retention receivable as follow:

	September 30, 2019	December 31, 2018
Retention receivable, cost	$926,367	$1,007,905
Less: allowance for doubtful accounts	(900,777)	(942,376)

Retention receivable, net	$25,590	$65,529

The Company reversed a bad debt expense of $12,190 and $15,916 for the three months and nine months ended September 30, 2019, respectively. For the three months and nine months ended September 30, 2018, the Company did not report a bad debt expense with respect to its retention receivable.

6.	INVENTORIES

Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$619,607	$519,341
Work-in-process	98,684	322,132
Finished goods	813,437	96,493

	$1,531,728	$937,966

For the three and nine months ended September 30, 2019 and 2018, no allowance for obsolete inventories was recorded by the Company.

7.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables present the amount the Company advanced to suppliers for the purchase of materials or goods, prepayment to service renders, advances to employees for ordinary business purposes and prepayment for acquisitions. As of September 30, 2019, such amounts also included the initial issuance of shares of Company common stock for the purchase of Boqi Pharmacy. The table below sets forth the balances as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Advance to suppliers	$2,591,759	$2,712,936
Prepaid service expenses	43,000	-
Proceeds of convertible note (1)	142,350	-
Prepayment for acquisition (2)	2,040,000	-
Other receivables	132,620	43,350
	4,949,729	2,756,286
Less: allowance for doubtful accounts	(2,489,884)	(2,624,844)

Property, plant and equipment, net	$2,459,845	$131,442

(1)	The Company issued a convertible note in the aggregate principal amount of $153,000 on September 27, 2019, the proceeds net of related issuance costs and discount was received on October 4, 2019. See Note [11] for the details related to the issuance of the convertible note.

(2)	On April 20, 2019, the Company issued 500,000 shares of its common stock, valued at $2,040,000, based on the $4.08 per share closing price of the Company’s common stock on the previous trading day (Friday, April 19, 2019), , to five individuals as the initial payment for the acquisition of Boqi Pharmacy. See Note [14] to the condensed financial statements for more information.

Management evaluates the recoverable value of these balances periodically in accordance with the Company’s policy of credit and allowances for doubtful accounts. For the three and nine months ended September 30, 2019, the Company reversed an allowance of the doubtful accounts of $66,214 and $64,032. There was no allowance expense reserved or reversed for doubtful accounts for the three and nine months ended September 30, 2018.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Building	$19,112,299	$19,658,330
Plant and machinery	5,656,157	5,949,422
Furniture, fixture and equipment	24,077	24,765
	24,792,533	25,632,517
Less: accumulated depreciation	(7,989,868)	(7,674,381)

Property, plant and equipment, net	$16,802,665	$17,958,136

Depreciation expense for the three months ended September 30, 2019 and 2018 were $204,229 and $184,199, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 were $671,274 and $647,584, respectively.

9.	LAND USE RIGHT

Land use right consisted of the following:

	September 30, 2019	December 31, 2018
Land use right, at cost	$2,917,464	$3,000,815
Less: accumulated amortization	(568,906)	(540,147)

	$2,348,558	$2,460,668

Amortization expenses for the three months ended September 30, 2019 and 2018 were $14,728 and $15,166, respectively.

Amortization expenses for the nine months ended September 30, 2019 and 2018 were $45,159 and $47,578, respectively.

The estimated amortization expense on the land use right in the next five years and thereafter is as follows:

Year ending December 31:
2019	$15,053
2020	60,212
2021	60,212
2022	60,212
2023	60,212
Thereafter	2,092,657

Total:	$2,348,558

10.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consist of the following:

	September 30, 2019	December 31, 2018
Equivalent to RMB 40,000,000 with a fixed interest rate at 6.09%, payable monthly, due March 18, 2019, which is guaranteed by related parties and for which buildings and land use rights were used as collateral.	$-	$5,816,961
Equivalent to RMB 40,000,000 with a fixed interest rate at 8.5%, payable monthly, due March 18, 2020, which is guaranteed by related parties and for which buildings and land use rights were used as collateral.	5,652,561	-

Total short-term bank borrowings	$5,652,561	$5,816,961

For the three months ended September 30, 2019 and 2018, the Company reported interest expenses of $133,929 and $92,897, respectively. For the nine months ended September 30, 2019 and 2018, the Company reported interest expenses of $352,942 and $290,477, respectively.

11.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

On September 27, 2019 the Company enter into an agreement with Power Up Lending Group Ltd (“Power Up” or the “Holder”) to sell a convertible note (the “Note”) of the Company to Power Up (the “Agreement”). The Note was issued at par value with a term of 12 month, carrying 6% annual interest and convertible into shares of the Company’s common stock. According to the Agreement, the Holder, at its option, has the right from time to time, and at any time on or prior to the later of (i) the Maturity Date and (ii) the date of payment of a default amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of common stock of the Company.. The conversion price shall equal 65% of the Market Price of the common stock. The Market Price means the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the last complete trading day prior to the conversion date. The conversion price is subject to adjustment for stock splits, stock dividends and rights offerings by the Company. As of the date of this report, 500,795 shares of the Company’s common stock had been reserved for potential conversion under the Note.

Upon evaluation, the Company determined that the Agreement contains an embedded beneficial conversion feature which met the definition of Debt with Conversion and Other Options under Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. An amount of $139,942 was allocated to the beneficial conversion feature (“BCF”) at issuance date of the Note and is being amortized over the life of the Note. In addition, $7,650 of issuance costs and $3,000 reimbursement to the Holder is being amortized over the life of the Note. During the three months ended September 30, 2019, $1,239 was amortized to expense. The balances of the Note was represented as following:

	September 30, 2019	December 31, 2018
Convertible note – principal	$153,000	$-
Convertible note – discount	(149,353)	-

	$3,647	$-

Additionally, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The initial fair value of the embedded conversion option liability associated with the Note was valued using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model are as follows:

September 30, 2019
Dividend yield	0%
Expected volatility	143.64%
Risk free interest rate	1.75%
Expected life (year)	0.99

The value of the conversion option liability underlying the convertible promissory note at September 30, 2019 was $142,074. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of $2,132 during the three months ended September 30, 2019, representing the change in fair value.

12.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Accounts payable, trade-related parts

As of September 30, 2019 and December 31, 2018, the Company reported trade payables of $386,879 and $416,547, respectively, due to Liaoning Bainianye New Energy Utilization Co., Ltd., (“Bainianye New Energy”), a company directly controlled by Ms. Lihua Wang (the Company’s former Chief Financial Officer) and Mr. Gang Li (the Company’s former Chief Executive Officer and one of the Company’s current directors). These trade payables arose from the Company’s prior year inventory purchases. During the three and nine months ended September 30, 2019, the Company did not enter into any inventory purchase transaction with Bainianye New Energy。

Amount Due to related parties

As of September 30, 2019, the total amount due to related parties was $2,464,568, including:

1.	Amount due to Mr. Gang Li (the Company’s former Chief Executive Officer and a current director) of $1,289,262, including:

1.1	a $678,647 loan from Mr. Gang Li with an annual interest rate of 8.5% that was incurred on February 1, 2019 and is due on January 31, 2020. For the three and nine months ended September 30, 2019, the Company reported interest expenses of $15,109 and $40,187, respectively. No such interest expenses were reported for the three and nine months ended September 30, 2018;

1.2	a $604,137 loan from Mr. Gang Li with an annual interest rate of 14.4% that was incurred on January 2, 2019 and is due on demand. For the three and nine months ended September 30, 2019, the Company reported interest expenses of $23,722 and $63,540, respectively. No such interest expenses were reported for the three and nine months September 30, 2018; and

1.3	$6,478 due to Mr. Gang Li that is free of interest and due on demand, which was advanced for our daily operating expenditures during 2018 and 2019.

2.	As of December 31, 2018, $606,191 was due to Ms. Li Hua Wang (the Company’s former Chief Financial Officer), which is free from interest and due on demand. The Company has repaid $382,908 during the nine months ended September 30, 2019. As of September 30, 2019, the balance due was $223,283.

3.	Amount due to Mr. Haibo Gong (Import & Export Company’s executive director) of $1,130 that is free of interest and due on demand. These funds were advanced in several transactions for our daily operating expenditures during 2018.

4.	As of December 31, 2018, $158,512 was due to Mr. Haibo Gong, bearing interest of 18% and due on demand. This loan was repaid in full as of September 4, 2019. For the three and nine months ended September 30, 2019, the Company reported interest expenses of $5 and $6,944, respectively.

5.	Amount due to Mr. Yongquan Bi, the former Chief Executive Officer (“CEO”) and Chairman of the Company, of $848,302 which is free of interest and due on demand. This amount consists of payments made by Mr. Yongquan Bi on behalf of the Company for our US operating expenditures during 2019.

6.	$4,681 due to Mr. Yongjian Zhang, one of the Company’s directors, which is free of interest and due on demand, that was advanced in several transactions for our daily operating expenditures during 2018.

7.	As of December 31, 2018, $149,421 was due to Liaoning Bainianye New Energy, which is free from interest and due on demand. These funds were advanced by Bainianye New Energy on behalf of the Company for our US operating expenditures during 2018. During the nine months ended September 30, 2019, the Company repaid $51,511 to Liaoning Bainianye New Energy and $97,910 remained due as of September 30, 2019.

As of December 31, 2018, the total amount due to related parties was $918,033, including:

1.	Amount due to Ms. Li Hua Wang (the Company’s former Chief Financial Officer) of $606,191, which is free from interest and due on demand. Of such amount, $382,908 was repaid during the nine months ended September 30, 2019.

2.	Amount due to Mr. Haibo Gong (Import & Export Company’s executive director) of $162,421, including:

2.1	a $158,512 loan from Mr. Haibo Gong with annual interest rate of 18% and due on demand, was repaid in full as of September 4, 2019; and

2.2	$3,909 due to Mr. Haibo Gong that is free from interest and due on demand that was advanced in several transactions for our daily operating expenditures during 2018.

3.	Amount due to Liaoning Bainianye New Energy of $149,421, which free from interest and due on demand. These funds were advanced by Bainianye New Energy on behalf of the Company for our US operating expenditures during 2018. During the nine months ended September 30, 2019, the Company repaid $51,511 to Liaoning Bainianye New Energy.

Loan to related party

During the first quarter of 2019, Nengfa Weiye Tieling Valve Joint Stock Co., Ltd. (“Tieling Joint Stock”), which owns 43% of the equity interests of our 57%-owned subsidiary, Nengfa Tiefa Import & Export, borrowed $1,161,458 from the Company (the “Tieling Loan”) with the understanding that the loan would be repaid within one (1) year. Tieling Joint Stock repaid $540,294 of the Tieling Loan during the third quarter of 2019. As of September 30, 2019, $601,951 remained outstanding. The loan is free from interest and due on demand.

13.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Customer deposits from overseas customers in Singapore	$572,693	$356,799
Accrued operating expenses	416,016	705,479
Payables in dispute	1,130,886	879,780
Other payables	229,568	103,008

	$2,349,163	$2,045,066

As of September 30, 2019 and December 31, 2018, the Company reported $1,130,886 and $879,780 as payables in dispute, which included:

On August 1, 2018, one of NF Energy’s suppliers filed a lawsuit against NF Energy in the PRC for an outstanding payable of approximately RMB 6 million, or approximately $856,000. As of the date of this report, the parties have not reached any agreement or settlement.

On January 10, 2019, one of NF Energy’s suppliers filed a lawsuit against NF Energy in the PRC for an outstanding payable of approximately RMB 700,000. The law suit was settled on April 8, 2019 and NF Energy was obligated to pay the supplier approximately RMB 710,000, or approximately $93,000. To date, the Company has paid RMB 50,000, or approximately $7,143, in connection with the settlement.

On April 22, 2019, one of NF Energy’s suppliers filed a lawsuit against NF Energy in the PRC for an outstanding payable of RMB 1,278,181.8. On May 4, 2019, the parties entered into a court-supervised settlement where NF Energy agreed to pay the supplier approximately RMB 1.26 million, or approximately $182,000 in total. To date, the Company has not made any payment in connection with the settlement.

14.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of September 30, 2019 and December 31, 2018, it had 8,073,289 shares and 7,573,289 shares of common stock outstanding, respectively.

On March 12, 2018, the Company issued 500,000 shares of its common stock, at the price of $1.00 per share for aggregate consideration of $500,000, to Mr. Yongquan Bi, our Chairman and Chief Executive Officer.

On April 11, 2019, the Company entered into a stock purchase agreement (the “Agreement”) with Lasting Wisdom Holdings Limited, a company organized under the laws of the British Virgin Islands, Pukung Limited, a company organized under the laws of Hong Kong, Beijing Xin Rong Xin Industrial Development Co., Ltd., a company organized under the laws of the PRC, Boqi Pharmacy and several additional individual sellers listed in the Agreement whereby the Company agreed to purchase 100% of the equity interests of Lasting Wisdom Holdings Limited (the “Shares”). In accordance with the Agreement, the total purchase price for the Shares is RMB 40 million plus 1.5 million shares of the Company’s common stock (the “Purchase Price”), which is based on an initial appraisal of the fair market value of the acquired company of RMB 100 million. The Purchase Price is subject to post-closing adjustments (contingent on a final appraisal of the fair market value of the acquired company). On April 20, 2019, the Company issued 500,000 shares of its common stock, to the five shareholders of Lasting Wisdom Holdings Limited as an initial payment and an additional 1,000,000 shares of common stock were issued to the shareholders of Lasting Wisdom Holdings Limited on October 2, 2019. The cash portion of the consideration has not been paid as yet.

15.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30		For the nine months ended September 30,
	2019	2018	2019	2018
Net loss attributable to common shareholders	$(544,469)	$(310,115)	$(1,974,159)	$(2,459,321)

Weighted average common shares outstanding – Basic and diluted	8,073,289	7,573,289	7,871,824	7,445,084

Net loss per share – Basic and diluted	(0.07)	$(0.04)	$(0.25)	$(0.33)

16.	STATUTORY RESERVES

Under the PRC Law, the Company’s subsidiaries are required to make appropriations to their statutory reserves based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

17.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended September 30, 2019, no customer accounted for more than 10% of the Company’s revenues.

For the nine months ended September 30, 2019, the customers who accounted for than 10% of the Company’s revenues and its outstanding accounts receivable as of the balance sheet date are presented as follow:

	For the nine months ended September 30, 2019		As of September 30, 2019
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$126,406	11%	$-
Customer B	331,394	30%	-
	$457,800	41%	$-

For the three and nine months ended September 30, 2018, the customers that accounted for 10% or more of the Company’s revenues and its outstanding accounts receivable balances as at balance sheet date, are presented as follows:

	For the three months ended September 30, 2018		As of September 30, 2018
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer C	$913,530	83%	$8,482,625

	For the nine months ended September 30, 2018		As of September 30, 2018
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer D	$1,027,561	57%	$8,482,625

For the nine months ended September 30, 2019, revenues contributed from customers located outside of the PRC accounted for $467,179 or approximately 52% of revenues. For the nine months ended September 30, 2018, all of the Company’s customers were located in the PRC.

(b)	Major venders

For the three and nine months ended September 30, 2019, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding balances as at balance sheet dates, are presented as follows:

	For the three months ended September 30, 2019		As of September 30, 2019
Venders	Purchases	Percentage of total purchases	Accounts payable
Vender A	$175,587	26%	$472,894
Vender B	80,369	12%	-
	$255,956	38%	$472,894

	For the nine months ended September 30, 2019		As of September 30, 2019
Venders	Purchases	Percentage of total purchases	Accounts payable
Vender A	$175,587	23%	$472,894
Vender B	80,369	10%	-
	$255,956	33%	$472,894

For the three and nine months ended September 30, 2018, no vendor accounted for 10% of the Company’s purchases.

(c)	Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. Since the late 2018, the Company had enhanced its credit evaluation process to monitor credit risk in its trade receivables. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The significant drop of write-offs from 2018 to 2019 indicates the result of the enhanced credit evaluation process.

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company manages interest rate risk by varying the issuance and maturity dates of fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2019 and December 31, 2018, short-term bank borrowings and convertible promissory notes were at fixed rates.

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

18.	SUBSEQUENT EVENT

On October 14, 2019, we entered into an $83,000 convertible note with Power Up. The note was issued at a discounted value of $80,000 with a term of 12 month, carrying 6% annual interest and convertible into shares of the Company’s common stock.

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

As used herein the terms “we”, “us”, “our,” “NFEC” and the “Company” mean, NF Energy Saving Corporation, a Delaware corporation and its wholly-owned subsidiaries.

OVERVIEW

In the last few years, NFEC was engaged in: (1) manufacturing large diameter energy efficient intelligent flow control systems for thermal and nuclear power generation plants, major national and regional water supply projects and municipal water, gas and heat supply pipeline networks; and (2) providing energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure industries.

Since early 2018, NFEC has suffered a significant revenue decrease due to the Chinese government’s shift of focus from traditional energy industry to more environment friendly projects. Most of our customers are in the traditional energy industry which were adversely impacted by the government policy change. As a result, we have accumulated a large quantity of inventories while experiencing severe difficulty in collecting receivables. We are in the process of expanding our customer base to more environment friendly projects, but it may take a long time for us to finally achieve our goals.

In 2019, we decided to shift our focus so that we will be mainly engaged in the sale of pharmaceuticals and other health-related commodities through our acquisition of Boqi Pharmacy, which closed in October 2019. We intend to focus on sales of prescription drugs, explore new retail opportunities (in addition to the acquisition of Boqi Pharmacy) and enter new rural areas. Through the expansion of pharmacy stores, acquisitions of businesses in the medical industry and franchise development, we intend to build core competencies such as specialized services. We are committed to the pharmaceutical retail industry and to transforming the Company into a technology-driven health service platform. We also intend to continue to actively explore domestic and international financing opportunities.

GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $1,973,382 for the nine months ended September 30, 2019 and had an accumulated deficit of $8,417,261 and negative working capital of $9,344,148 as of September 30, 2019. In addition, the Company continued to generate operating losses and a cash outflow from its operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

The Company acquired Boqi Pharmacy in the third quarter of 2019 in an attempt to diversify our operating risks and improve our financial position and cash flows. However, the cash portion for the acquisition of Boqi Pharmacy has not yet been paid and we will also need to continue to support the operation of Boqi Pharmacy. Although the Company plans to fund the final payment of the acquisition and the ongoing operation of Boqi Pharmacy through increased revenue and additional financing from investors, there can be no assurance that our plans will be successfully implemented or that the Boqi Pharmacy acquisition will bring the expected positive impact to our business. We expect to continue making acquisitions and strategic alliances as part of our long-term business strategy. However, there can be no assurance that we can realize the full benefits from such acquisitions, if any, including increased revenue or an enhanced financial position. The acquisitions could adversely affect our operations and consolidated financial position.

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

REVENUES

Revenues were $208,402 and $1,120,804 for the three and nine months ended September 30, 2019, respectively, as compared to $1,102,693 and $1,814,111 for the corresponding periods in 2018. Total revenues decreased by $894,291 or 81.10% and $693,307 or 38.22% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. The decrease in total revenues for the three and nine months ended September 30, 2019 is mainly due to the decline in demand for the Company’s products and services resulting from changes in the overall market. The company suffered significant revenue decrease due to the Chinese government’s shift of focus from traditional energy industry to more environment friendly projects. Most of our customers are in the traditional energy industry which were adversely impacted by the government policy change. As a result, we have accumulated large quantity of inventories while experiencing severe difficulties in collecting receivables. The Company sold its products to the oversea market in the first quarter of 2019, which accounted for the increase in revenues in that quarter. Revenues from overseas totaled $425,405 during the first quarter of 2019, but declined significantly since then. We reported approximately $54,000 and $8,000 of overseas revenues in the second and third quarters of 2019, respectively.

Product Revenues

Product revenues are derived principally from the sale of self-manufactured products relating to energy saving flow control equipment. Product revenues were $178,599 and $950,773, or 85.70% and 84.83% of total revenues, respectively, for the three and nine months ended September 30, 2019, as compared to $1,052,130 and 1,550,119, or 95.41% and 85.45% of total revenues, respectively, for the corresponding periods in 2018. Product revenues decreased by $873,531 and $599,346, or 83.03% and 38.66%, for the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018. The decrease in product revenues was mainly due to the decreased demand for the Company’s products. The Chinese government shifted its focus from traditional energy industry to more environment friendly products in 2018. Most of our customers are in the traditional energy industry which were adversely impacted by the government policy change. As a result, we have not been able to sell to our long-term customers as before while experiencing severe difficult in collecting receivables.

Service Revenues

Service revenues are derived principally from providing energy saving technical services and product collaboration processing services. Service revenues were $29,803 and $170,031, or 14.30% and 15.17% of total revenues, respectively, for the three and nine months ended September 30, 2019, as compared to $50,563 and $263,992, or 4.59% and 14.55% of total revenues, respectively, for the corresponding periods in 2018. Service revenues decreased by $20,760 and $93,961, or 41.06% and 35.59%, as compared to the corresponding periods in 2018. The decrease in service revenues was primarily due to reduced demand for such services.

COSTS AND EXPENSES

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation, and manufacturing overhead, which are directly attributable to the manufacturing of products and the rendering of services. Total cost of revenues was $281,014 and $1,030,862 for the three and nine months ended September 30, 2019, as compared to $956,694 and $1,344,884 for the corresponding periods in 2018. Total cost of revenues decreased by $675,680 and $314,022, or approximately 70.63% and 23.35%, as compared to the corresponding periods in 2018. The decrease in cost of revenues was primarily due to the decrease in revenues.

As a result, the Company had a gross loss of $72,612, or 34.84%, of total revenues and a gross profit $89,942, or 8.02%, of total revenues for the three and nine months ended September 30, 2019, respectively, as compared to a gross profit of $145,999, or 13.24%, of total revenues and $469,277, or 25.87%, of total revenues, for the corresponding periods in 2018, respectively.

Cost of Products

The cost of products was $204,845 and $806,049 for the three and nine months ended September 30, 2019, as compared to $937,586 and $1,148,581 for the corresponding periods in 2018, a decrease of $732,741 and $342,532, or approximately 78.15% and 29.82%. This decrease is primarily due to the decrease in product revenues, and an additional cost of approximately $50,000 for a misconducted installment of valves.

As a result, the Company had a gross loss from products revenues of $26,246, or 14.70%, for the three months ended September 30, 2019, and, a gross profit from products revenues $144,724, or 15.22%, for the nine months ended September 30, 2019, respectively, as compared to a gross profit $114,544 or 10.89%, and a gross profit of $401,538 or 25.90%, of product revenues for the corresponding periods in 2018. The decline in gross profit and margin was primarily due to the decline in selling prices and increase in unit costs of revenues.

Cost of Services

The cost of services was $76,169 and $224,813 for the three and nine months ended September 30, 2019, as compared to $19,108 and $196,303 for the corresponding periods in 2018, an increase of $57,061 and $28,510, or approximately 298.62% and 14.52%. This increase is primarily due to the increase in the service costs incurred for maintaining existing products and customers while developing new products and customer base.

As a result, the Company had a gross loss from services revenues of $46,366 and $54,782, or 155.57% and 32.22%, of services revenues, for the three and nine months ended September 30, 2019, respectively, as compared to gross profit from services revenues of $31,455 and $67,689, or 62.21% and 25.64%, of service revenues for the three and nine months ended September 30, 2018.

Operating Expenses

Total operating expenses were $359,307 and $1,607,763 for the three and nine months ended September 30, 2019, as compared to $370,703 and $2,654,273 for the corresponding period in 2018, a decrease of $11,396 and $1,046,510, or 3.07% and 39.43%, as outlined in the sections below.

Selling and Marketing Expenses

Selling and marketing expenses were $33,096 and $119,820 for the three and nine months ended September 30, 2019, as compared to $6,153 and $22,542 for the corresponding period in 2018, an increase of $26,943 and 97,278, or 437.88% and 431.54%. The increase is primarily due to the marketing expenses relating to efforts to expand overseas revenues.

General and Administrative Expenses

General and administrative expenses were $326,211 and $1,487,943 for the three and nine months ended September 30, 2019, as compared to $364,550 and $2,631,731for the corresponding periods in 2018, a decrease of $38,339 and $1,143,788, or 10.52% and 43.46%, respectively. The decrease in general and administrative expenses was primarily due to the decrease in the allowance for doubtful accounts receivable, which was offset in part by an increase of expenses related to the Company’s efforts to improve day-to-day regulatory compliance.

LOSS FROM OPERATIONS

As a result of the factors mentioned above, the Company incurred losses from operations of $431,919 and $1,517,821 for the three and nine months ended September 30, 2019, as compared to losses of $224,704 and $2,185,046 for the corresponding period in 2018, an increase of $207,215, or 92.22%, for the three months ended September 30, 2019 as compare to same period of 2018 and a decrease of $667,225, or 30.53%, for the nine months ended September 30, 2019 as compared to the same period of 2018.

OTHER EXPENSE

Other expense for the three and nine months ended September 30, 2019 were $115,770 and $455,561, respectively, as compared to $90,171 and $286,394 for the corresponding periods in 2018, an increase of $25,599 and $169,167, or 28.39% and 59.07%, respectively. This increase is primarily due to the increase in interest expenses.

As a result, the Company incurred losses before income taxes of $547,689 and $1,973,382 for the three and nine months ended September 30, 2019, respectively, as compared to losses before income taxes of $314,875 and $2,471,440 for the corresponding periods in 2018, an increase in losses before income taxes of $232,814, or 73.94% for the three months ended September 30, 2019 as compare to the same period of 2018, and a decrease in loss before income taxed of $498,058, or 20.15% for the nine months ended September 30, 2019 as compare to the same period of 2018.

INCOME TAX EXPENSE

No income tax expenses were provided for in the three and nine months ended September 30, 2019, as compared to $16 and $114 for the corresponding periods in 2018.

NET LOSS

As a result of the factors mentioned above, the Company incurred a net loss for the three and nine months ended September 30, 2019 of $547,689 and $1,973,382, as compared to a net loss of $314,891 and $2,471,554 for the corresponding periods in 2018, an increase in net loss of $232,798, or 73.93% for the three months ended September 30, 2019 as compared to the same period of 2018, and a decrease in net loss of $498,172, or 20.16% for the nine months ended September 30, 2019 as compared to the same period of 2018. The fluctuation in net loss reflect changes in the gross profit and operation expenses for the three and nine months ended September 30, 2019 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had $65,354 in cash and cash equivalents and had a working capital deficit of ($9,344,148), compared with $17,860 in cash and cash equivalents and a working capital deficit of ($10,458,105) at December 31, 2018. Our existing cash and cash equivalents on hand at September 30, 2019 and the cash flows expected from operations, may not be sufficient to support our operating and capital requirements during the next twelve months. In order to provide our company with additional working capital, we plan to raise a minimum of $5,000,000 from our investors in the next twelve months, in addition to borrowing from banks and other third-party lenders. No assurance can be given that we will be successful in our funding efforts or that such funding will be obtained at favorable rates.

Net cash used in operating activities was $935,967 during the nine months ended September 30, 2019 compared to $738,511 provided by operating activities during the comparable period in 2018. Net cash used in operating activities during the nine months ended September 30, 2019 was primarily a result of the operating loss, increases in inventory and a reduction in current liabilities. Net cash used in investing activities was $571,101 during the nine months ended September 30, 2019 compared to $1,441 provided by investing activities for the comparable period in 2018, mainly related to a related party loan receivable. Net cash provided by financing activities was $1,588,992 during the nine months ended September 30, 2019, mainly related to loans from and advances by our affiliates to support our daily operations, compared to $811,413 used in financing activities during the comparable period in 2018.

Operating Activities

We used $935,967 in our operating activities during the nine months ended September 30, 2019 compared to $738,511 of cash provided from operating activities during the comparable period in 2018. These results were driven by a decrease in the net loss, which unfortunately was offset by additional cash expenditures for our operating expenses. Our net loss (before non-cash adjustments) of almost $2 million for the nine months ended September 30, 2019 decreased by $0.5 million, compared to the comparable period in 2018. However, after making all the non-cash adjustments, our net loss in 2019 actually increased from $0.3 million to $1.3 million. This unusual increase is attributable to a few factors. First of all, a new environment protection policy implemented by the Chinese government in 2018 led to low profit in 2019. Secondly, although our cash spent in inventory purchases decreased $1.4 million due to less customer demand and cost control in our production activities, such decrease was offset by a decrease of $2.7 million in cash collected from our receivables, with a net effect of $ 1.3 million cash outflow. Thirdly, during the nine months ended September 30, 2019, we had unusual additional cash expenditures in our operating expenses, compared to the same period in 2018. For example, (1) we changed our external auditors twice in 2019 which resulted in additional aggregate payments of approximately $300,000 in auditor costs, and (2) in order to expand to overseas market, we had additional cash expenditures $62,000 in sale commission and $51,000 in marketing expenses.

Investing Activities

For the nine months ended September 30, 2019 and 2018 net cash used in investing activities was ($571,101) and $1,441, respectively. During the nine months ended September 30, 2019, we loaned $1,161,458 to one of our related parties and received $540,294 in repayments. In addition, we reported $50,063 and $1,441 in proceeds from the disposal of property, plant and equipment during the nine months ended September 30, 2019 and 2018, respectively.

On April 11, 2019, we entered into a stock purchase agreement (the “Agreement”) with Lasting Wisdom Holdings Limited, a company organized under the laws of the British Virgin Islands, Pukung Limited, a company organized under the laws of Hong Kong, Beijing Xin Rong Xin Industrial Development Co., Ltd., a company organized under the laws of the PRC, Boqi Pharmacy and several additional individual sellers whereby the Company agreed to purchase 100% of the equity interests of Lasting Wisdom Holdings Limited 9 the parent of Boqi Pharmacy (the “Shares”). The rationale behind the transaction is for our company to purchase Boqi Pharmacy as part of our expansion and shift of focus from the energy sector to the pharmacy business. The aggregate purchase price for the Shares consists of cash consideration of RMB 40,000,000 and 1,500,000 shares of our common stock. The purchase price is subject to post-closing adjustments (contingent on an appraisal of the fair market value of Boqi Pharmacy). The acquisition closed quartering October 2019. However, the cash portion for the acquisition of Boqi Pharmacy has not yet been paid. The Company plans to fund the final payment of the acquisition through increased revenue and additional financing from investors.

Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was $1,588,992, including proceeds from a short-term bank borrowing of $5,835,897 and $1,591,910 from loans and advances by our affiliates. Cash inflow was offset by repayment of $5,838,815 on a short-term bank borrowing.

For the nine months ended September 30, 2018, net cash used in financing activities was $811,413, including repayments of $6,614,583 on a short-term bank borrowing, and repayment of $1,028,935 of bank demand notes, and $282,478 of financial funding from our related parties; net cash inflow including proceeds of $6,614,583 from a short-term bank borrowing and $500,000 from the issuance of new shares.

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

Under ASC 606, Revenue from Contracts with Customers, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods and services, net of value-added tax. The Company determines revenue recognition through the following steps:

●	Identify the contract with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations in the contract; and
●	Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of September 30, 2019, and during the period prior were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ---- OTHER INFORMATION

Item 1. Legal Proceedings.

On August 1, 2018, one of NF Energy’s suppliers filed a lawsuit against NF Energy for an outstanding payable of approximately RMB 6 million, or approximately $856,000. As of the date of this report, the parties have not reached any agreement or settlement.

On January 10, 2019, one of NF Energy’s suppliers filed a lawsuit against NF Energy for an outstanding payable of approximately of RMB 700,000. The lawsuit was settled by both parties on April 8, 2019 and that NF Energy was obligated to pay the supplier approximately RMB 710,000 or approximately $93,000. The company has been paid RMB 50,000 or approximately $7,143 in connection with the settlement.

On April 22, 2019, one of NF Energy’s suppliers filed a lawsuit against NF Energy for an unpaid outstanding payable of RMB 1,278,181.8. On May 4, 2019, the parties entered into a court-supervised settlement where NF Energy agreed to pay the supplier approximately RMB 1.26 million or approximately $182,000 in total. This Company has not made any payment in connection with the settlement.

Item 1A. Risk Factors

We have entered the healthcare industry in China and there is no assurance that we will be successful in this new business. A failure to succeed in this market will have a negative impact on our ability to remain in business.

In October 2019, we acquired Boqi Pharmacy, a PRC company engaged in retailing medical products through its pharmacy chain stores. This activity is different from our traditional operations and such operations may expose us to operational risks. There can be no assurance that we will successfully scale Boqi Pharmacy, or that its offerings will be attractive to consumers in its market. Boqi Pharmacy extends our business into an area where we have had limited historical operating and management experience and where low margins and high customer expectations can put pressure on results and performance. We can provide no assurances that we will be successful in this new business initiative.

Expanding our business will require us to develop management expertise in new markets and regulatory regimes. An inability to adapt our business quickly and efficiently to support our business expansion could materially adversely affect our financial condition and results of operations. The entry into the healthcare industry will expose us to additional laws, regulations and risks, including the risk that we may incur ongoing operating expenses in excess of revenues, which would harm our precarious financial condition and results of operations. improvements to generate and we may face unanticipated costs related to pursuing these initiatives such as personnel turnover, management distraction, or compliance and quality control risks, any of which could have a material adverse effect on our financial condition and results of operations.

We require a significant amount of cash to satisfy our obligations. If we fail to raise sufficient funds we may be unable to meet our obligations as they come due and may be unable to continue in business.

We have not as yet made the cash payment component of the acquisition price of Boqi Pharmacy. We will need to raise approximately RMB 40 million to complete the acquisition financing and we presently do not have such funds available to us. In the event we are unable to acquire such funds, we may lose our entire investment in Boqi Pharmacy. We will also need additional financing to support the operations and planned growth of Boqi and to make payments on our outstanding debt. We cannot assure you that we will be able to obtain the requisite funding or generate sufficient cash flow from operations to make the scheduled payments on our debt. If our lenders decline to renegotiate the terms of our debt, the lenders could declare all amounts borrowed and all amounts due to them under the agreements due and payable. In such event, we may not be able to continue in business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The list of Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q are set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

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

NF ENERGY SAVING CORPORATION
(Registrant)

Date: November 14, 2019	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: November 14, 2019	By:	/s/ Tingting Zhang
Tingting Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)