Form 10-Q/A
period 2019-09-30
NF Energy Saving Corp
filed 2019-11-25
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Former address: 390 Qingnian Avenue, Heping District, Shenyang, P.R. China 110015
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

Explanatory Note

This Amendment No.1 amends the Quarterly Report on Form 10-Q of NF Energy Saving Corporation for the quarter ended September 30, 2019, originally filed with the Securities and Exchange Commission on November 14, 2019 (the “Original 10-Q”).

This Amendment No.1 is being filed to correct several typographical errors on the Original 10-Q cover page.

No other items of the Original 10-Q are being amended and this Amendment does not reflect any events occurring after the filing of the Original 10-Q.

i

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

NF ENERGY SAVING CORPORATION
(Registrant)

Date: November 25, 2019	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: November 25, 2019	By:	/s/ Tingting Zhang
Tingting Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

2