Form 10-K
period 2019-12-31
BOQI International Medical, Inc.
filed 2020-05-14
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2019

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-50155

BOQI International Medical Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0563302
(State of Incorporation)	(I.R.S. Employer ID Number)

Room 3601, Building A, Harbour View Place, No. 2 Wuwu Road, Zhongshan District,
Dalian, Liaoning Province, P. R. China, 116000	110015
(Address of Principal Executive Offices)	(Zip Code)

(8604) 1182209211
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	BIMI	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes   ☒ No

As of May 7, 2020, the aggregate market value of the common equity held by non-affiliates of the registrant was $17,533,820 based on the price of $3.98 per share, at which the registrant’s common stock was last sold.

As of May 7, 2020, there were 10,192,208 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

BOQI International Medical Inc. (the “Company”) is filing this Annual Report on Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of its Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission under Section 36 of the Securities Exchange Act of 1934, as amended, Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”).

On March 30, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file this Annual Report until this date because of the impact of the quarantine order applicable to our operations in the People’s Republic of China. As a consequence of the quarantine order we experienced great difficulty in timely organizing and collecting information and materials necessary for, and in preparing, our Annual Report. Furthermore, our independent auditors had no access to our offices where they typically inspect our books and records and original documents. Our independent auditors also were not able to conduct their audit of our inventories at the pharmacy stores and the warehouse. Not until the beginning of April did we start to have a small skeleton crew working in our office and able to perform those functions that could not be handled remotely

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

FORM 10-K

i

PART I

ITEM 1. BUSINESS

The Company

As used herein the terms “we”, “us”, “our,” “BIMI” and the “Company” means BOQI International Medical Inc., a Delaware corporation, formerly known as NF Energy Saving Corporation and its subsidiaries, NF Energy Investment Corporation (“NF Investment”), a corporation organized and existing under the laws of the British Virgin Islands (“BVI”), NF Energy Equipment Limited (“NF Equipment”), a corporation organized and existing under the laws of Hong Kong, the Special Administrative Region of the People’s Republic of China (“Hong Kong”) (“China” or the “PRC”), Liaoning Nengfa Weiye Energy Technology Company Ltd. (“Nengfa Energy”), a corporation organized and existing under the laws of the PRC, Liaoning Nengfa Tiefa Import & Export Co., Ltd. (“Import & Export Company”), a corporation organized and existing under the laws of the PRC, Lasting Wisdom Holdings Limited (“Lasting”), a corporation organized and existing under the laws of BVI, Pukung Limited (“Pukung”), a company organized and existing under the laws of Hong Kong, Beijing Xinrongxin Industrial Development Co., Ltd., (“Xinrongxin”), a company organized and existing under the laws of the PRC, Boqi Zhengji Pharmacy Chain Co., Ltd., (“Boqi Zhengji”), a company organized and existing under the laws of the PRC.

The Company was incorporated under the laws of the State of Delaware under the name of Galli Process, Inc. on October 31, 2000. On December 31, 2001, Galli Process, Inc. became a majority owned subsidiary of City View TV, Inc., a Florida corporation (“City View”). On February 7, 2002, Galli Process, Inc. changed its name to Global Broadcast Group, Inc. and on March 1, 2002, City View merged into Global Broadcast Group, Inc., which was the surviving entity. On November 12, 2004, Global Broadcast Group, Inc. changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, we changed our name to NF Energy Saving Corporation. On December 16, 2019, we changed our name to BOQI International Medical Inc., to reflect the refocus of our business from the energy saving industry to the health care industry. Our internet website address is http://www.bimihc.com/index.html. The information on our website is not incorporated by reference into this annual report.

In January 2019, Mr. Yongquan Bi, a director and a substantial stockholder of the Company, together with a group of investors whose combined holdings constituted a majority of the voting rights in our company, delivered a written consent (the “Written Consent”) to the Company’s registered office in a process which is consistent with the Company’s governing documents. The Written Consent modified the composition of the Board of Directors and Mr. Yongquan Bi was subsequently appointed as the Company’s Chairman of the Board, Chief Executive Officer and President. In October 2019, Mr. Yongquan Bi resigned from the office of the Chief Executive Officer and President and Mr. Tiewei Song succeeded him as Chief Executive Officer and President.

On October 14, 2019, the Company acquired Boqi Zhengji (the “Boqi Acquisition”), which operates a pharmacy chain business in the PRC, by purchasing 100% of the equity interests of Lasting, Boqi Zhengji’s parent company. The Boqi Acquisition was our first step of expansion and our shift of focus from the energy sector to the healthcare business. Lasting holds the ownership interests of Pukung, which does not own any assets or conduct any operations except for its holding of 100% of the equity interests of Xinrongxin, which owns all the ownership interests of Boqi Zhengji. Lasting, Pukung, Xinrongxin and Boqi Zhengji h are hereinafter collectively reference as the “Pharmacy Group”.

The purchase price for the Boqi Acquisition consisted of RMB 40 million (approximately $5,655,709) (the “Boqi Cash Consideration”) and 1.5 million shares of the Company’s common stock (the “Boqi Stock Consideration”, together with the Boqi Cash Consideration, the “Boqi Purchase Price”). The Boqi Stock Consideration was paid in full in October 2019. The Boqi Cash Consideration, which is subject to post-closing adjustments based on the performance of Boqi Zhengji, measured by its pharmacy club member headcount and gross profit in 2020, is not payable until 2021. The adjustments to the Boqi Cash Consideration will be calculated as follows:

Pursuant to the Boqi SPA, as amended, if (A) the total number of the club member customers as of December 31, 2020 is equal to or greater than 100,000 (the “Target Customer Number”) and (B) Boqi Zhengji’s gross profit in 2020 is equal to or greater than RMB 20,000,000 (approximately $2.86 million) (the “Target Profit Amount”), the Company will pay the full Boqi Cash Consideration of RMB 40 million (approximately $5,655,709). Currently, the average revenue generation of each club member customer is approximately RMB 190 (approximately $27), resulting in an estimated gross profit per club member customer of approximately RMB 20 (approximately $3). If the Target Customer Member and the Target Profit Amount criteria are met, Boqi Zhengji expects to record gross revenue of approximately RMB 200,000,000 (approximately $30,000,000) and gross profit of approximately RMB 20,000,000 (approximately $3,000,000) in 2020. In such event the Boqi Cash Consideration will be payable in full. No assurance can be given that such targeted revenues and gross profit will be achieved.

If, however, (A) the total number of the club member customers as of December 31, 2020 is less than the Target Customer Number, or (B) Boqi Zhengji’s gross profit in 2020 is less than the Target Profit Amount and is a positive number, the Boqi Cash Consideration will be adjusted downward and will be equal to: RMB 40 million multiplied by the lesser of (X) and (Y) below

(X) the actual club member customer number ÷ the Target Customer Number; or

(Y) the actual gross profit ÷ the Target Profit Value

If, Boqi Zhengji’s gross profit in 2020 is zero or a negative number, the Boqi Cash Consideration will not be paid. The Company plans to raise the Boqi Cash Consideration to the extent payable from the issuance of equity.

The structure of our corporate organization is as follows:

On February 1, 2020, the Company entered into a stock purchase agreement (the “Guanzan SPA”) with Chongqing Guanzan Technology Co., Ltd., a company organized under the laws of the PRC (“Guanzan”) and Ms. Zhou Li, an individual residing in the PRC (the “Seller”). Guanzan reported sales of approximately $12.0 million in 2019. Pursuant to the Guanzan SPA, the Company, through its wholly owned subsidiary, Xinrongxin, agreed to purchase all the issued and outstanding shares of Guanzan (the “Guanzan Shares”), a pharmaceutical and medical devices distribution business based in Chongqing, the largest city in Southwest region of the PRC, from the Seller (the “Guanzan Acquisition”). The aggregate purchase price for the Guanzan Shares consists of RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 950,000 shares of common stock of the Company (the “Guanzan Stock Consideration”) and the cash payment of RMB 80,000,000 (approximately $ 11.4 million) (the “Guanzan Cash Consideration”). On March 18, 2020, the Guanzan Acquisition was closed when the Guanzan Stock Consideration was paid to the Seller in full by the issuance of 950,000 shares of the Company’s common stock. The Guanzan Cash Consideration, which is subject to post-closing adjustments, is payable in one or two installments, calculated as follows:

(A)	If Guanzan’s 2020 revenue is equal to or greater than RMB 100,000,000 (approximately $14,285,714), the Guanzan Cash Consideration of RMB 80,000,000 (approximately $11,428,571) will be paid in full (such full payment, the “Performance Award”).

(B)	If Guanzan’s 2020 revenue is equal to or more than RMB 80,000,000 (approximately $11,428,571) but less than RMB 100,000,000 (or $14,285,714), the Guanzan Cash Consideration of RMB 80,000,000 (or $11,428,571) will be reduced to RMB 40,000,000 (approximately $5,714,285).

(C)	If Guanzan’s 2020 revenue is less than RMB 80,000,000 (approximately $11,428,571), the cash payment will equal RMB 40,000,000 – (RMB 40,000,000 × (revenue /RMB 80,000,000)).

(D)	To the extent the Performance Award is not paid as described above, additional cash payments may be made based on Guanzan’s 2021 performance as follows:

(i)	If Guanzan’s 2021 revenue is equal to or greater than RMB 80,000,000 (approximately $11,428,571), an additional payment of RMB 40,000,000 (approximately $5,714,285) will be made by the Company.

(ii)	If Guanzan’s 2021 revenue is less than RMB 80,000,000 (approximately $11,428,571), an additional cash payment shall be paid which equals the result of RMB 40,000,000 – (RMB 40,000,000 × (revenue /RMB 80,000,000)).

The Company may pay the Guanzan Cash Consideration to the extent payable: (i)in cash from funds to be raised from the sale of equity (to the extent possible) or (ii) through the issuance of common stock of the Company to the Seller. If the Company elects to issue common stock to the Seller, it will seek stockholders’ approval, if necessary under the listing rules of the Nasdaq Stock Market prior to issuing such shares.

The rationale for the Guanzan Acquisition is for the Company to further expand its healthcare operation by acquiring a pharmaceutical and medical devices distribution business. Guanzan is believed to have strong sales capabilities in Chongqing, the largest city in the Southwest region of the PRC. We believe the Guanzan Acquisition is in line with our expansion strategy, which focuses on deeper penetration of the healthcare market in the Southwest region of China and achieving a wider footprint in the PRC. Subsequent to the Guanzan Acquisition, the Company launched the “Boqi Guanzan Healthy Future Pharmacy Plan” program, offering and designing “healthy life style plans” for our customers and helping them focus more on preventative measures such as the consumption of nutritional foods and dietary supplements and regular health checkups, which are conducted at hospitals at discounted price upon the our pharmacy stores’ referral, further improved its retail and wholesale sales capacities, and has taken steps to build a business-to-online/offline + online-to-offline healthcare operating platform. “Business-to-online/offline” commerce is a popular business strategy in China used by business to draw customers to online and offline services. “Online-to-offline” commerce is a business strategy that draws potential customers from online channels to make purchases in physical stores. Online-to-offline commerce identifies customers in the online space, and then uses a variety of tools and approaches to entice the customers to leave the online space and visit physical stores. Our goal is to rely on this healthcare operating platform to fully integrate and utilize both online and offline retail and wholesale resources.

Our legacy energy efficiency enhancement business, which operated under the umbrella of NF Investment, incurred operating losses in recent years, especially in 2018, when the PRC government adopted a series of policies to favor more environmentally friendly projects and products. Our net loss from the operation of the energy efficiency enhancement business was $16.79 million in 2018 and $2.18 million in 2019. We enhanced our collection measures and explored many different alternatives in an effort to revive this business, including attempts to expand into international markets, before we determined this business was no longer sustainable for the Company.

In late 2019, we committed to a plan to dispose of NF Investment and its subsidiaries (the “NF Group”). On March 31, 2020, we entered into a stock purchase agreement (the “NF SPA”) to sell the NF Group. Pursuant to the NF SPA, the aggregate sale price for the NF Group is $10 million, determined based on the value of the total assets of NF Group as shown on the Company’s financial statements as of September 30, 2019, to be paid in cash at the closing. The closing of the NF SPA is subject to the satisfaction of certain conditions, including that the representations and warranties of the parties contained in the NF SPA are true and correct in all material respects on the closing date and that applicable consents and approvals required to be obtained by the parties have been obtained and not withdrawn. The Company believes that the price to be received for the NF Group is reasonable under the circumstances. The transaction is expected to close in the second quarter of 2020.

The plan to dispose of the NF Group and the actions taken to fulfill the plan resulted in our classifying the business of NF Group as a discontinued operation according to ASC 205-20 Presentation of Financial Statements – Discontinued Operation, As a result, all of the assets and liabilities of NF Group were reclassified as a discontinued operation in the statement of position as of December 31, 2019 and 2018, and the results of the operation are presented under the line item net loss from discontinued operation for the years ended December 31, 2019 and 2018.

Business Description

During 2019, our operations consisted of two businesses:

(i) our recently acquired pharmacy business which sells medicines and other health-related products. We currently have approximately sixteen directly-owned stores, operating under the brand name “Boqi Pharmacy”. All directly-owned stores are located in the city of Dalian, in the Liaoning Province of the PRC and range in size from 80 to 200 square meters. We favor retail locations in well-established residential communities with relatively concentrated consumer purchasing power or located in close proximity to local hospitals, and evaluate potential store sites to assess consumer traffic, visibility and convenience. Depending on its size, each pharmacy store has between two (2) to three (3) licensed pharmacists on staff. We primarily offer third-party products at our pharmacies, including prescription drugs, OTC drugs, nutritional supplements, sundry products and medical devices.

(ii) our energy efficiency enhancement business, which is classified as a discontinued operation, manufactures and sells large diameter energy efficient intelligent flow control systems to thermal and nuclear power generation plants, major national and regional water supply projects and municipal water, gas and heat supply pipeline networks, and provides energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services to China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure industries

Following our plans to become a more cost-efficient and technology-focused company, we continued the streamlining efforts of the former owners of Boqi Pharmacy and closed approximately 10 stores after the acquisition closed in 2019 to reduce the rent and overhead costs, which had been the major fixed cost items for Boqi Pharmacy, and kept about sixteen stores with the highest levels of consumer traffic visibility and convenience. Meanwhile, we have developed an online platform and made it available to our club member customers. Our club member customers may browse our products online, confirm availability of a specific product, make an online reservation and pick up the products at a conveniently located store. Although we suffered some temporarily customer loss during the transition from the reliance on physical stores to the operation of online sites that feed business to our stores, we were able to maintain the number of our club members at a stable level. As of December 31, 2019, we had approximately 40,000 club member customers, similar to the annualized average of 39,000 club members in 2019. The total number of club member customers as of December 31, 2020 will also be used to measure the performance of the pharmacy business and to determine if, and how much of the Boqi Cash Consideration will need to be paid.

To improve our capability to serve our customers online, we plan to apply for a license that would allow our club member customers to pay for our products directly online and receive deliveries to their homes. Online sales are highly regulated in China, and therefore we cannot be certain that we will receive such a license. To support our physical stores and future online sales capabilities, we currently maintain a warehouse.

We also have certain arrangements with authorized independent retailers to distribute the Company’s products. The agreements with the authorized retailers typically provide that they will sell the Company’s products exclusively at their retail stores at a predetermined retail price. The agreements require the authorized retailers to adhere to certain standards of product merchandising, promotion and presentation. The agreements also prohibit authorized retailers from selling competitors’ products. In exchange, the Company provides the authorized retailers with geographic exclusivity, discounted products, training and support. The agreements do not require the authorized retailers to purchase any minimum levels of product, but do require that they make at least one purchase each year. Such agreements are generally for terms of three years and are renewable at the mutual agreement of both parties. The agreements may be terminated in the Company’s discretion if the authorized retailers violate the terms of the agreements.

We plan to focus on sales of prescription drugs, explore new retail opportunities, expand to residential communicates in new rural areas and improve our online capabilities. Through the expansion of pharmacy stores, acquisitions of businesses in the healthcare industry and increase of number of authorized retailers, we intend to continue to build core competencies such as specialized services. We are committed to the pharmaceutical retail industry and to transforming the Company into a technology-driven health service platform. We also intend to continue to actively explore domestic and international financing opportunities to help us realize our goals.

Products and Services

At present, we sell Chinese medicines, Western medicines, Chinese herbal medicines, healthcare devices, health foods, other food items, personal care products and daily necessities through Boqi Zhengji’s pharmacy business. We plan to expand our products and services in the healthcare industry, including the wholesale distribution of medical devices and generic medicines through the acquisition of Guanzan and potential acquisitions in the future.

Healthcare Products

We are a provider of healthcare products at our pharmacies and primarily offer third-party products including, prescription drugs, OTC drugs, nutritional supplements, health foods, sundry products and medical devices. We intend to build up a professional team to take advantage of the market and investment opportunities in China. Our revenues from sales of prescription drugs accounted for appropriately 30% of our Pharmacy Group revenue in 2019 with a gross profit margin of about 10%, revenues from sales of OTC drugs accounted for appropriately 50% of our total revenue with a gross profit margin of about 30%, and revenues from sales of nutritional products and beauty and skin care products accounted for appropriately 20% of our total revenue with a gross profit margin of about 50%. We plan to increase our investment in the healthcare industry and expand up our recently acquired pharmacy business and the wholesale distribution of medical devices and generic medicines through Guanzan.

Markets and Customers

We started to operate in the pharmaceutical market upon completion of the acquisition of Boqi Zhengji in October 2019. According to the PRC National Bureau of Statistics, in 2019, the per capita consumption expenditure for medicine was RMB 21,599 (approximately $3,000). After deducting the inflation factor, the actual increase in consumption expenditure was 8.6%, an increase of 0.2 percentage points over the same period of the previous year. In terms of population structure, the aging population continues to grow. The proportion of people aged 65 and over has increased by 0.635 percentage points since 2018. Most of our pharmacy stores are located in established communities where a number of older people live, which we believe provides a market opportunity for our company. Affected by factors such as expansion and population migration, the urban population in China increased by 2.05% since the end of 2018, an increase of 17.1 million persons. We believe such urban population expansion means increased demand for healthcare products. All of our pharmacy stores are located in urban areas where demands for high quality medical products and services are high. We further believe that the increasing demand for pharmaceutical products, the aging of the population, the effect of the new “two-child” policy which should promote an increased demand for pediatric medications, and the steady urbanization, will cause the demand for pharmaceutical products to be stable, providing a solid foundation for the growth of the pharmaceutical industry.

Prior to our acquisition of our healthcare business, our principal business was the production and sales of energy-saving flow control equipment and intelligent flow control equipment. The transport of water and fluid energy, such as oil, gas, steam and hot water depends on pipelines. The intelligent flow control devices supplied by the NF Group play an important role in the fluid energy transportation systems.

Marketing and Promotion

Our current marketing and promotion efforts are focused on our Pharmacy Group segment and our strategy is to build brand recognition, increase customer traffic, build strong customer loyalty, maximize repetitive customer visits, and develop incremental revenue opportunities.

Our marketing department designs chain-wide marketing efforts while each store designs local promotions based on local demographics and market conditions. We also launch single store promotional campaigns and community activities in connection with the opening of new stores and anniversaries. Our store managers and staff are also encouraged to propose their own advertising and promotional plans, including holiday promotions, posters and billboards. In addition, we periodically offer special discounts and gift promotions for selected merchandise in conjunction with our suppliers’ marketing programs. We also provide ancillary services such as providing free blood pressure readings in our stores.

Many of our promotional programs are designed to encourage manufacturers to invest resources to market their brands within our stores. We charge manufacturers promotional fees in exchange for the right to promote and display their products in our stores during promotional periods. We also allow manufacturers and distributors to station salespeople in our stores to promote their products, for which we receive a fee. Since manufacturers provide purchasing incentives and information to help customers make informed purchase decisions, we believe that manufacturer led promotions improve our customers’ shopping experience. We work to maintain strong inventory positions for merchandise featured in our promotions, as we believe this increases the effectiveness of our spending on promotional activities.

We regularly run advertisements in selected newspapers to promote our brands and the products carried in our stores. Under our agreements with certain newspapers, we run one-page weekly and monthly advertisements, as applicable, and the newspapers publish healthcare related feature articles relating to our advertised products on or around the dates of our advertisements. We also promote our brands and products using billboards and radio and television commercials. Depending on our agreement with a particular manufacturer, advertising expenses are borne either by us, the manufacturer of the products being advertised, or are shared as a joint expense. Our advertisements are designed to promote our brands, our corporate image and the prices of products available for sale in our stores.

As part of our marketing campaign, we offer score-cards to customers, which provide certain exclusive discounts. After a customer signs up for the score-cards, the customers will then become our pharmacy member enjoying a variety of benefits provided by our chain pharmacy. We communicate via the customer’s preferred method: e-mail, traditional mail or text messages and other popular instant messenger software. We intend to further extend this program to enhance the customer experience and for customer retention.

Raw Materials and Suppliers

The Company’s pharmaceutical and medical device suppliers include national and regional large-scale pharmaceutical and medical device manufacturing companies and wholesale pharmaceutical companies. Among the pharmaceutical and medical devices suppliers with whom we regularly do business are Dalian Shuokang Pharmaceutical Co., Ltd., Dalian Shengda Pharmaceutical Co., Ltd., Dalian Lichen Pharmaceutical Co., Ltd., Dalian Li Sheng Kang Yuan Trading Co., Ltd. and Dalian Jiuzhoutong Pharmaceutical Co., Ltd.

We believe that competitive sources are readily available for substantially all of the products we require for our retail and wholesale businesses. As such, we believe that we can change suppliers without any material interruption to our business. To date, we have not experienced any significant difficulty in sourcing our suppliers.

Quality Control

Our pharmacy business strongly emphasizes quality control, which starts with procurement. In addition to their market acceptance and costs, we select products based on Good Manufacturing Practice and Good Supply Practices (“GSP”) compliance by our suppliers. We also assess product quality based on the manufacturer’s facilities and capabilities, including technology, packaging and logistics. We conduct random quality inspections of each batch of products we procure, and replace any supplier who fails to pass such inspections.

In addition to general quality control measures described above, our Pharmacy Group also enforces strict quality control measures at our storage and distribution center. All products are screened upon their arrival, and those with evidence of defects or damages are immediately rejected. Products that pass the screening process are recorded and stored strictly according to each manufacturer’s temperature and other requirements. Products (for both our pharmacies and wholesale customers) are verified against the appropriate delivery orders prior to leaving the facility. We use vehicles with cold-temperature storage to make deliveries as necessary.

All of our pharmacy employees participate in a mandatory thirty-six (36) hour training program regarding quality control annually, and we regularly dispatch quality inspectors to our stores to monitor the service quality of our staff.

Competition

Boqi Zhengji is a pharmaceutical retailer with a wide distribution network in the city of Dalian, China. As of December 31, 2019, its marketing network covered one provincial market and four municipality-level cities (urban areas). The Company plans to focus on on-line initiated sales in the future based on the use of apps and applets.

Our newly-acquired pharmaceutical and medical device distributor, Guanzan, has established distribution channels in the city of Chongqing, China. The competition in the local pharmaceutical and medical device distribution market is heavy but Guanzan is on the qualified or approved vendor lists of several local major hospitals that regularly source products from Guanzan.

Research and Development

Currently our research and development efforts are focused on developing apps for our pharmaceutical service platform membership system. We plan to expand the functionality of the current mobile app used by our pharmacy store club member customers. We intend to provide additional services to all of our pharmacy customers through upcoming versions of our app. In the future, we plan devote more resources to research and development and plans to acquire businesses with research and development capabilities. Since we relied on existing third party technology in 2019, our Pharmacy Group reported no research and development expense in 2019 and 2018.

Discontinued Operations – NF Group

From 2007 until October 2019, we were primarily engaged in the production and sales of energy-saving flow control equipment and intelligent flow control equipment through the NF Group, which operation is expected to be sold in the second quarter of 2020. The NF Group provides the following products and services:

●	Large-diameter smart flow control devices for China’s electric power generation, water supply, heating supply and gas supply industries.
●	Equipment related to desulfurization, denigration and dust removal for China’s electric power generation, metallurgy, petrochemical, steel, cement and heating supply industries.
●	Consulting services including, energy efficiency optimization design, energy consuming equipment retrofit and engineering, equipment maintenance and services, energy management based on energy performance contracts for China’s industrial enterprises.

Production and Sales of Energy Saving Flow Control Equipment– Discontinued Operation

The transportation of water, gas, oil, and heat to end users is dependent on various kinds of pipelines and pipe networks. In the case of water pipelines, such systems are also used for public health and safety, and waste and flood control. The Company holds four patents and has applied for fourteen utility model patents in China for flow control devices, especially in the area of the bidirectional seal zero revelation installation systems with special characteristics. The reduced energy consumption thereby increases the efficiency of the pipeline system. These valves are widely used in the fields of electric power, hydro power, petroleum pipelines, and natural gas pipelines. Our products had been exported to the United States, Russia, Turkey, Italy, Bulgaria, South Korea, Vietnam, India, Thailand, South Africa, Iraq and Afghanistan. Another main business is energy saving technology engineering and services.

Raw Materials and Suppliers– Discontinued Operation

The major raw materials used in the production of our flow control devices are stainless steel, steel, copper and rubber parts. We source our materials locally in China. The NF Group is based in Liaoning Province which is China’s largest production base for iron and steel. We have stable long term supply arrangements with our principal raw material suppliers based on long standing business relationships.

Patents and Technology– Discontinued Operation

Nengfa Energy has been issued four invention patents and has applied for fourteen utility model patents in the PRC. Utility model patents, which have a 10-year term, are not substantively examined and are granted after a formal examination, which generally takes about one year to 1.5 years or less. In addition to patent protection, we also rely on our know-how and business secrets. Although we do not have formal agreements with our employees, we do consider our employees’ work to be proprietary and owned by the Company. Where necessary, we will take steps to protect our intellectual property interests under the laws of the PRC. There can be no assurance that we will be able to enforce our rights if they are improperly taken by our employees or third parties or adopted by our competitors outside of sanctioned use and royalty agreements with the Company. Certain of our service offerings will are not patentable.

We do not have any trademarks in use at this time.

Research and Development – Discontinued Operation

Historically, our research and development activities have been focused on the development of new flow control devices or new production technologies. Our NF Group incurred $20,587 and $56,189 of research and development expenses in 2019 and 2018, respectively.

Regulatory Compliance

Pharmaceutical and Ancillary Regulation

We started to operate in and be subject to regulations in the pharmaceutical industry upon completion of the acquisition of Boqi Zhengji in October 2019. According to the “Administrative Measures for Pharmaceutical Business Licenses” and other relevant regulations in China, we need to obtain qualification certificates the operations of our Company, including all of our subsidiaries and pharmacy stores in China. The qualification certificates mainly include the “Quality Management Certificate for Pharmaceutical Administration” (GSP Certificate) and the “Pharmaceutical Business License”. “Food Business License”, “Medical Device Business License”, “Medical Agency Practice License”, etc.

The pharmacy stores directly operated by the Company have all obtained the “Pharmaceutical Business License” and the “Pharmaceutical Management Quality Management Certificate”. At the same time, all of our directly owned stores have obtained the “Internet Drug Information Service Qualification Certificate” and the “Medical Device Network Sales Record”. These business qualifications are subject to annual renewal.

A distributor of pharmaceutical products must obtain a distribution permit from the relevant provincial or designated municipal- or county level SFDA. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The distribution permit is valid for five (5) years, and the holder must apply for renewal of the permit within six (6) months prior to its expiration. In addition, a pharmaceutical product distributor needs to obtain a business license from the relevant administration for industry and commerce prior to commencing its business. All of our consolidated entities that engage in the retail pharmaceutical business have obtained necessary pharmaceutical distribution permits, and we do not expect to face any difficulties in renewing these permits and/or certifications.

In addition, under the Supervision and Administration Rules on Pharmaceutical Product Distribution, promulgated by the SFDA on January 31, 2007, and effective May 1, 2007, a pharmaceutical product distributor is responsible for its procurement and sales activities and is liable for the actions of its employees or agents in connection with their conduct of distribution on behalf of the distributor. A retail distributor of pharmaceutical products is not allowed to sell prescription pharmaceutical products or Tier A OTC pharmaceutical products listed in the national or provincial medical insurance catalogs without a valid prescription or the presence of a certified in-store pharmacist. See “Reimbursement under the National Medical Insurance Program.”

A distributor of pharmaceutical products must obtain a distribution permit from the relevant provincial or designated municipal- or county level SFDA. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The distribution permit is valid for five (5) years, and the holder must apply for renewal of the permit within six (6) months prior to its expiration. In addition, a pharmaceutical product distributor needs to obtain a business license from the relevant administration for industry and commerce prior to commencing its business. All of our consolidated entities that engage in the retail pharmaceutical business have obtained necessary pharmaceutical distribution permits, and we do not expect to face any difficulties in renewing these permits and/or certifications.

In addition, under the Supervision and Administration Rules on Pharmaceutical Product Distribution, promulgated by the SFDA on January 31, 2007, and effective May 1, 2007, a pharmaceutical product distributor is responsible for its procurement and sales activities and is liable for the actions of its employees or agents in connection with their conduct of distribution on behalf of the distributor. A retail distributor of pharmaceutical products is not allowed to sell prescription pharmaceutical products or Tier A OTC pharmaceutical products listed in the national or provincial medical insurance catalogs without a valid prescription or the presence of a certified in-store pharmacist. See “Reimbursement under the National Medical Insurance Program.”

A distributor of nutritional supplements and other food products must obtain a food circulation permit from its local Administration of Industry and Commerce. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The food circulation permit is valid for three (3) years, and the holder must apply for renewal of the certificate within thirty (30) days prior to its expiration. Boqi Zhengji has been granted with this permit for its operation.

GSP standards regulate wholesale and retail pharmaceutical product distributors to ensure the quality of distribution of pharmaceutical products in China. All wholesale and retail pharmaceutical product distributors are required to apply for GSP certification within thirty (30) days after obtaining drug distribution permits. The current applicable GSP standards require pharmaceutical product distributors to implement strict controls on the distribution of medicine products, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management, and quality control. Specifically, the warehouse must be able to store the pharmaceutical products at various required temperatures and humidity, and handle transport, warehouse entries, delivery, and billing by computerized logistics management systems. The GSP certificate is usually valid for five (5) years. Currently, Boqi Zhengji is a GSP certified company.

Under the Rules on Administration of Prescriptions promulgated by the SFDA, effective May 1, 2007, doctors are required to include the chemical ingredients of the medicine they prescribe in their prescription and are not allowed to include brand names in their prescription. This regulation is designed to provide consumers with choices among different pharmaceutical products that contain the same chemical ingredients.

Eligible participants in the national medical insurance program, consisting primarily of urban residents, are entitled to purchase medicine when presenting their medical insurance cards in an authorized pharmacy, provided that the medicine they purchase has been included in the national or provincial medical insurance catalogs. Depending on relevant local regulations, authorized pharmacies can either (i) sell medicine on credit and obtain reimbursement from relevant government social security bureaus on a monthly basis, or (ii) receive payments from the participants at the time of their purchases, and the participants in turn obtain reimbursement from relevant government social security bureaus.

Medications included in the national and provincial medical insurance catalogs are divided into two (2) tiers. Purchases of Tier A pharmaceutical products are generally fully reimbursable, except that certain Tier A pharmaceutical products are only reimbursable to the extent the medications are used specifically for the purposes stated in the medical insurance catalogs. Purchasers of Tier B pharmaceutical products, which are generally more expensive than those in Tier A, are required to make a certain percentage of co-payments, with the remaining amount being reimbursable. The percentage of reimbursement for Tier B OTC products varies in different regions in the PRC. Factors that affect the inclusion of medicine in the medical insurance catalogs include whether the medicine is consumed in large volumes and commonly prescribed for clinical use in China and whether it is considered to be important in meeting the basic healthcare needs of the general public.

China’s Ministry of Labor and Social Security, together with other government authorities, has the power to determine which medicines are included in the national medical insurance catalog every two (2) years, under which of the two (2) tiers the included medicine falls, and whether an included medicine should be removed from the catalog.

Under the Advertising Law of the PRC, the contents of an advertisement must be true, lawful, without falsehood, and must neither deceive nor mislead consumers. Accordingly, advertisement must be examined by the competent authority prior to its publication or broadcast through any form of media. In addition, advertisement of pharmaceutical products may only be based on a drug’s approved indication of use statement, and may not contain any assurance of a product’s efficiency, treatment efficiency, curative rate, or any other information prohibited by law. Advertisement for certain drugs should include an admonishment to seek a doctor’s advice before purchasing and application. Advertising is prohibited for certain drugs such as anesthetics and psychotropic drugs.

To further prevent misleading advertising of pharmaceutical products, the SAIC and the SFDA jointly promulgated the Standards for Examination and Publication of Advertisements of Pharmaceutical Products and Measures for Examination of Advertisement of Pharmaceutical Products in March 2007. Under these regulations, an approval must be obtained from the provincial level of food and drug administration before a pharmaceutical product may be advertised. In addition, once approved, an advertisement’s content may not be altered without further approval. Such approval, once obtained, is valid for one (1) year.

Regulation of the NF Group– Discontinued Operation

The NF Group’s flow control systems are subject to regulatory standards and enforcement codes which typically require that these products meet stringent performance criteria. Standards are established by industry testing and certification organizations such as the Ministry of Industry and Information Technology of China, the American Society of Mechanical Engineers (A.S.M.E.), the Canadian Standards Association (C.S.A.), the Japanese Standards Association (J.S.A.), the International Association of Plumbing and Mechanical Officials (I.A.P.M.O.), Factory Mutual (F.M.), and Underwriters Laboratory (U.L.). These standards are incorporated into state and municipal plumbing and heating, building and fire protection codes in China.

We maintain stringent quality control and testing procedures at our manufacturing facility in order to manufacture products in compliance with code requirements. Our production management is certified to conform to the ISO 9001 standards by the Det Norske Veritas Management System.

General Regulations

Because our business is situated within the PRC, our operations are subject to regulations imposed by both the PRC and local governments. These include:

Regulations on Annual Inspection. In accordance with relevant PRC laws, all types of enterprises incorporated under PRC laws are required to conduct annual inspections with the State Administration for Industry and Commerce of the PRC or its local branches. In addition, foreign invested enterprises are subject to annual inspections conducted by other applicable PRC governmental authorities. In order to reduce enterprises’ burden of submitting inspection documentation to different governmental authorities, the Measures on Implementing Joint Annual Inspection on Foreign-invested Enterprises issued in 1998 by State Administration of Foreign Exchange (“SAFE”), together with six other ministries, stipulated that foreign-invested enterprises must participate in an annual inspection jointly conducted by all relevant PRC governmental authorities.

Regulations on Foreign Currency Exchange. Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 2008 and various regulations issued by the State Administration of Industry and Commerce (“SAIC”) and the SAFE and other relevant PRC governmental authorities, Renminbi are freely convertible only to the extent of current account items, such as trade related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require prior approval from SAFE or its local counterpart for conversion of Renminbi into a foreign currency, such as US dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in Renminbi. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into Renminbi. On August 29, 2008, SAFE promulgated a circular regulating the conversion by a foreign-invested company of its registered capital in foreign currency into Renminbi by restricting how the converted Renminbi may be used. This circular stipulates that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within China. Violations of this circular can result in severe penalties, including monetary fines.

In addition, any foreign loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its approved total investment amount and its approved “registered capital amount”.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions. In October 2005, SAFE issued Circular 75, which regulates foreign exchange matters in relation to the use of a “special purpose vehicle” by PRC residents to seek offshore equity financing and conduct “return investment” in China. Under Circular 75, a “special purpose vehicle” refers to an offshore entity established or controlled, directly or indirectly, by PRC citizens or PRC entities (collectively, as PRC residents) for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by PRC residents through the use of “special purpose vehicles,” including without limitation, establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets. Circular 75 requires that, before establishing or controlling a “special purpose vehicle,” PRC residents are required to complete foreign exchange registration with the competent local counterparts of SAFE for their overseas investments. In addition, such PRC resident is required to amend his or her SAFE registration or to file with SAFE or its competent local branch, with respect to that offshore special purpose vehicle in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China by the offshore special purpose vehicle. To further clarify the implementation of such amendment or filing procedure, SAFE requires domestic enterprises under Circular 75 to coordinate and supervise such amendment or filings with SAFE or its local counterparts by such PRC residents. If PRC residents fail to comply, the domestic enterprises are required to report to the local SAFE authorities.

Failure to comply with the registration procedures set forth in Circular 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including being prohibited from distributing its profits and proceeds from any reduction in capital, share transfer or liquidation to its offshore parent or affiliate, and restrictions on the ability to contribute additional capital from the offshore entity to the PRC entities, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

Regulation of Overseas Listings. On August 8, 2006, The Ministry of Commerce of the People’s Republic of China (“MOFCOM”), China Securities Regulatory Commission (the “CSRC”), the State-owned Assets Supervision and Administration Commission, State Administration of Taxation (the “SAT”), the SAIC and SAFE jointly promulgated the “Rules on the Mergers and Acquisition of Domestic Enterprises by Foreign Investors,” which became effective on September 8, 2006, and was further amended on June 22, 2009, or the M&A Rules. Among other things, the M&A Rules include provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement to various types of transactions, including those which involve the use of variable interest entity agreements.

Regulations of Dividend Distribution. Under current applicable laws and regulations, each of our consolidated PRC entities may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our consolidated PRC entities is required to deposit at least ten percent (10%) of its after-tax profit based on PRC accounting standards each year into its statutory surplus reserve fund until the accumulative amount of such reserve reaches fifty percent (50%) of its registered capital. These reserves are not distributable as cash dividends.

Regulations Relating to Taxation. The PRC Enterprise Income Tax Law applies a 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, except to the extent tax incentives are granted to special industries and projects. Under the PRC Enterprise Income Tax Law and its implementation regulations, dividends generated from the business of a PRC subsidiary after January 1, 2008 and payable to its foreign investor may be subject to a withholding tax rate of 10% if the PRC tax authorities determine that the foreign investor is a non-resident enterprise, unless there is a tax treaty with China that provides for a preferential withholding tax rate. Distributions of earnings generated before January 1, 2008 are exempt from PRC withholding tax.

Under the PRC Enterprise Income Tax Law, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. A circular issued by the State Administration of Taxation in April 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese enterprise groups and established outside of China as “resident enterprises” clarified that dividends and other income paid by such PRC “resident enterprises” will be considered PRC-source income and subject to PRC withholding tax, currently at a rate of 10%, when paid to non-PRC enterprise shareholders. This circular also subjects such PRC “resident enterprises” to various reporting requirements with the PRC tax authorities.

Under the implementation regulations to the PRC Enterprise Income Tax Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, the tax circular mentioned above specifies that certain PRC invested overseas enterprises controlled by a Chinese enterprise or a Chinese enterprise group in the PRC will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, the company seal, and minutes of board meetings and shareholders’ meetings; and 50% or more of the senior management or directors having voting rights.

Regulations on Restricting Extravagant Spending by Parties subject to Court Enforcement Orders. The PRC People’s Supreme Court adopted rules in 2010 which restrict parties who are subject to effective court enforcement orders for monetary judgements from extravagant spending until the monetary judgments have been satisfied. According to those rules, if a company becomes subject to a court enforcement order due to failure to satisfy a monetary judgement, the company’s name will appear on a defaulters’ list published by the Chinese courts and the company together with its legal representative and responsible person will be prohibited from using the company property for extravagant spending such as buying real property, vacationing and paying for children’s private school education, until, among other conditions, the monetary judgment has been satisfied. Boqi Zhengji is currently on the defaulters’ list due to its failure to pay off several monetary judgments.

Seasonality

Our management believes that our operations are not currently subject to seasonal influences.

Employees

As of December 31, 2019, we had a total of 110 employees working in our Pharmacy Group in China, including 50 doctors and pharmacists and 60 persons working in the sales and administrative departments. We also had about 50 technology engineers working in the NF Group. We believe we have a good relationship with our employees.

Principal Executive Office

Our principal executive office is located at Room 3601, Building A, Harbour View Place, No. 2 Wuwu Road, Zhongshan District, Dalian, Liaoning Province, P. R. China (also known as: No. A4, Wuwu Road, 33-1, Zhongshan District, Dalian, Liaoning Province, P. R. China). Our main telephone number is +86-411-8220-9211.

ITEM 1A. RISK FACTORS

Investors should carefully consider the following risk factors, in addition to other information included in this annual report, in evaluating BOQI International Medical Inc. and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Risks Related to Our Business

There Are Doubts about the Company’s Ability to Continue as a Going Concern.

The Company’s independent auditors have raised doubts about the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as securities, debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of new sources of revenues, with interim cash flow deficiencies being addressed through additional financing. The Company anticipates raising additional funds through public or private financing, securities financing and/or strategic relationships or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and share price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s shares, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that the Company relinquish valuable rights. Any additional financing could have a negative effect on shareholders.

We are in the early stages of development of our Pharmacy Group business and have limited operating history on which you can base an investment decision.

We were formed in 2006, but recently changed our business focus. We are now focused on growing our healthcare business. As a result, we may encounter many expenses, delays, problems, and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully develop or acquire a significant base of customers, operate profitably, or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

Our recently acquired operations are subject to all of the risks inherent in the initial expenses, challenges, complications, and delays frequently encountered in connection with the formation of any new business. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop new markets. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to successfully acquire businesses on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

The recent COVID-19 pandemic had a material adverse effect on our business operations, results of operations, cash flows and financial position.

During late 2019, a virus now known as the Novel Coronavirus or “COVID-19” appeared in Wuhan, China. By March 11, 2020, the World Health Organization (WHO) labeled COVID-19 as a pandemic and many countries around the world began closing borders and making efforts to either shelter-in-place or quarantine its population. Our Company and all of our operations are located in China. During the first quarter of 2020, China placed a mandatory quarantine on certain areas, specifically in Wuhan located in Hubei Province.

Since the pandemic broke out, our operations have been materially impacted. At the beginning of February 2020, the Chinese government issued a quarantine order, which lasted for more than two months in many parts of the country, where everyone had to stay at home. During February and March, all of our administrative functions had to be performed remotely. As such, we experienced great difficulty in timely organizing and collecting information and materials necessary for and in preparing our Annual Report. Furthermore, our independent auditors had no access to our offices where they typically inspect our books and records and original documents. Our independent auditors also were not able to conduct their audit of our inventories at the pharmacy stores and the warehouse. Not until the beginning of April did we start to have a small skeleton crew working in our office and able to perform those functions that could not be handled remotely

Because of the pandemic, we suffered a significant reduction in sales. Because of the Chinese government’s lockdown order, our customer traffic dropped greatly. Certain of our popular and high profit margin products could not be sold due to governmental restrictive orders, which also resulted in the expiration of a large quantify of our medicines that are otherwise in high demand in the winter season. We cannot be sure when this situation will improve.

We have incurred additional costs to ensure we meet the needs of our customers, including providing additional cleaning materials for our stores and other facilities. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic. COVID-19 has also caused supply chain disruption which has resulted in higher supply chain costs to replenish inventory in our stores and distribution centers and such increased costs in our supply chain are likely to continue. Furthermore, we have experienced restricted stock availability in a number of key categories, and while we have significantly increased our purchases across many key categories, we may face delays or difficulty sourcing certain products which could negatively impact us. Because of the lockdown order in China that lasted for more than two months, we suffered reduced sales on a sequential basis and an operating loss in the first and second quarters of 2020. While our pharmacies were required to be kept open during the pandemic, there was little foot traffic and we were not able to sell cold and cough medicines, which are high profits popular winter season medicine, during a 3-week period in March 2020 due to government’s restrictions, which resulted in significantly dropped sales in the first and second quarters of 2020. If similar lockdown orders or sales restrictions are implemented by the government again, they may have greater impact on our business.

Our management is focused on mitigating the impact of COVID-19, which has required and will continue to require, a large investment of time and resources across our enterprise and will delay the availability of other value added services. For example, we have refocused certain resources to work on COVID-19 mitigation, have delayed the roll out of new growth initiatives, such as new product launches, and are selectively delaying investments in certain planned initiatives. Additionally, currently some of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position. In addition to volatility in consumer demand and buying habits, we may restrict the operations of our stores or distribution facilities if we deem it necessary or if recommended or mandated by governmental authorities which would have a further adverse impact on us.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; the duration of the outbreak; governmental, business and other actions (which could include limitations on our operations or mandates to provide products or services); the promotion of social distancing and the adoption of shelter-in-place orders affecting foot traffic in our stores; the impacts on our supply chain; the impact of the pandemic on economic activity; the extent and duration of the effect on consumer confidence and spending, customer demand and buying patterns including spend on discretionary categories; the effects of additional store closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our stores, distribution facilities, wholesale operations and other critical functions, particularly if members of our work force are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our team members and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us.

The impact of COVID-19 may also exacerbate other risks discussed in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

China has slowly begun to relax some quarantine measures and allowed some businesses to operate again. We cannot make any assurances that COVID-19 will not reappear with new infections and to the extent that COVID-19, or another virus appears, we may encounter prolonged operational lockdown measures which would disrupt our business operations.

We have a substantial amount of existing debt, which may restrict our financing and operating flexibility and have other adverse consequences; defaults could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have a substantial amount of indebtedness. Our significant level of debt could have important consequences, including, but not limited to, the following:

●	making it more difficult for us to service our debt obligations and liabilities;
●	making us vulnerable to, and reducing our flexibility to respond to, general adverse economic and industry conditions;
●	requiring that a substantial portion of our cash flows from operations be dedicated to servicing debt, thereby reducing the funds available to us to fund working capital, or other general corporate purposes;
●	impeding our ability to obtain additional debt or equity financing and increasing the cost of any such borrowing, particularly due to the financial and other restrictive covenants contained in the agreements governing our debt; and
●	adversely affecting public perception of us.

Although we believe we are able to service and repay our debt, there is no assurance that we will be able to do so. If our plans for future operations do not generate sufficient cash flows and earnings, our ability to make required payments on our debt would be impaired. To date, a number of the suppliers to the NF Group have initiated litigation with respect to unpaid bills. If we fail to pay our indebtedness when due, it could have a material adverse effect on us and may require us to issue additional debt or equity securities.

We have had a history of losses and our ability to grow sales and achieve profitability are unpredictable.

We have incurred losses in each of the last seven years. As of December 31, 2019, we had an accumulated deficit of $10.88 million and incurred net losses of approximately $4.45 million and $17.0 million in the years ended December 31, 2019 and 2018, respectively. Our ability to maintain and improve future levels of sales and profitability depends on many factors, which include:

●	successfully implementing our business strategy;
●	increasing revenues; and
●	controlling costs

There can be no assurance that we will be able to successfully implement our business plan, meet our challenges and become profitable in the future.

We may encounter difficulties in realizing the potential financial or strategic benefits of recent business acquisitions. We expect to make additional acquisitions in the future that could disrupt our operations and harm our operating results.

A significant part of our business strategy is to pursue acquisitions and other initiatives to spot market opportunities and to expand our business. On October 14, 2019, we acquired Boqi Zhengji which operates a pharmacy chain business in the PRC. On March 18, 2020, we acquired Chongqing Guanzan Technology, a pharmaceutical and medical devices distribution business based in Chongqing, the largest city in the Southwest region of the PRC.

No assurance can be given that our recent or future acquisitions will be successful and will not adversely affect our business, operating results, or financial condition. In the future, we may seek to acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in order to expand our business. Failure to manage and successfully integrate such acquisitions could materially harm our business and operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products technologies and professional services to a failure to do so. Even when an acquired company has previously operated successfully, there can be no assurance that our pre-acquisition due diligence will have identified all possible issues that might arise with respect to such businesses. If we acquire other businesses, we may face difficulties, including:

●	Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired businesses or enterprises;
●	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;
●	Integrating financial forecasting and controls, procedures and reporting cycles;
●	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
●	Insufficient revenue to offset increased expenses associated with acquisitions; and
●	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.

Some of our business expansion activities may not be successful and may divert our resources from our existing business activities.

Prior to the Boqi acquisition we were engaged in the energy efficiency enhancement business which was classified as a discontinued operation in 2019. Since October 2019, we have focused on providing consumer-directed health products and related services, including offering and designing “healthy lifestyle plans” for our customers and helping them focus more on preventative measures such as the consumption nutritional foods and dietary supplements and regular health checkups. We may fail to successfully develop or commercialize such services or new business that we acquire.

We may not be successful in disposing of our energy effectiveness enhancement business.

Our energy efficiency enhancement business, operated through NF Group, has suffered operating losses in the last seven years, especially in 2018, when the PRC government adopted a series of policies to favor more environmentally friendly projects and products. Our net loss from the operation of the energy efficiency enhancement business was $16.79 million in 2018 and $2.18 million in 2019. We explored many different methods and channels in the effort to revive this business, including attempts to expand to the international markets, before we determined this business was not sustainable for us any longer. In late 2019, we committed to a plan to dispose of the NF Group. On March 31, 2020, the Company entered into the NF SPA. Pursuant to the NF SPA, the aggregate sale price for the NF Group is $10,000,000, determined based on the value of the total assets of NF Group as of September 30, 2019, to be paid in cash at the closing. The closing of the NF SPA is subject to the satisfaction of certain conditions, including that the representations and warranties of the parties contained in the NF SPA are true and correct in all material respects on the closing date and that applicable consents and approvals required to be obtained by the parties have been obtained and not withdrawn. The NF SPA may be terminated under certain circumstances, including by either party if the other party is in material breach of any representation, warranty or covenant contained in the NF SPA. We have also agreed to indemnify the buyer with respect to losses related to or resulting from any breach of our representations, warranties, covenants and agreements.

There can be no assurance that the sale of the NF Group will be closed pursuant to the terms of the NF SPA or within an acceptable timeframe. If the sale is not closed or not closed within an acceptable timeframe, a failed transaction would result in a severe interruption to our operations, management and employees. Furthermore, the continued operation of NF Group will likely have a negative impact on our financial condition.

Raising additional capital will be difficult and may cause dilution to our shareholders and restrict our operations.

We expect to finance our cash needs from outside sources for our working capital and the payment of the cash portion of the acquisition consideration for the Boqi Acquisition and the Guanzan Acquisition, and other anticipated acquisitions.

Although we have been able to obtain funding from outside sources, we cannot be certain that we will be able to continue to do so or to obtain additional financing on favorable terms. One possible impediment to raising capital is the tightening credit policies of the Chinese banks and the continued effects of tightening in the global credit markets. If we cannot raise additional capital on acceptable terms, we may not be able to operate our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We cannot be sure that we will be able to secure all the financing we will require, or that it will be available on favorable terms. If we are unable to obtain necessary l financing, we will be required to substantially curtail our approach to implementing our business objectives.

To the extent that we raise additional capital through the sale of equity or convertible debt, our shareholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect shareholder rights. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures.

We are subject to the risks of any growing enterprise, any one of which could limit our growth and our product and market development.

Our operating history makes it difficult to predict how our businesses will develop and where and if we will find success. Accordingly, we face all of the risks and uncertainties encountered by companies in similar stages of development, such as: (i) uncertain and continued market acceptance for our services; (ii) the evolving nature of the healthcare industry in the PRC, where significant consolidation may occur, leading to the formation of companies which will be better able to compete with us than is currently the case; (iii) the fragmented nature of the pharmacy chain business which may limit our ability to penetrate the market and provide comprehensive solutions on a sufficiently wide geographic basis to make the business profitable; (iv) changing competitive conditions, technological advances or customer preferences could adversely affect the sales of our product offerings or services; (v) maintaining our competitive position in area in which we operate in the PRC and competing with other companies, many of which have longer operating histories and greater financial resources than us; (vi) continuing to offer a broad range of commercially successful products to attract and retain a larger base of direct customers; (vii) maintaining effective control of our costs and expenses; and (viii) retaining our management and skilled staff and recruiting additional key employees.

If we are not able to meet the challenges of building our businesses and managing our growth, the likely result will be, lower margins, additional operational costs and continued operating losses.

The markets in which we now operate are very competitive and further increases in competition could adversely affect us.

We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Competition from on-line retailers has significantly increased during the past few years. Some of our competitors have or may merge with or acquire pharmaceutical services companies, health insurance companies, mail order facilities or enter into strategic partnership alliances with wholesalers, which may further increase competition. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. Further, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of loyal, repeat customers. We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to further increased competition, or that any of our competitors are not in a better position to absorb the impact of COVID-19.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations

Many organizations in the healthcare industry have consolidated to create larger healthcare enterprises with greater market power, which has contributed to continued pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services and/or reduce our access to customers. If these pressures result in reductions in our prices and/or reduce our access to customers, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations. In addition, our new strategy also includes selective acquisition opportunities and we cannot assure you that we will be able to consummate any such transactions on commercially reasonable terms, if at all.

If we do not maintain the privacy and security of sensitive customer and business information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

The protection of customer, employee, and company data is critical to our businesses. Cybersecurity risks, such as a significant breach of customer, employee, or company data, could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines or lawsuits. Throughout our operations, we receive, retain and transmit certain personal information that our customers provide to purchase products or services, fill prescriptions, enroll in promotional programs, participate in our customer loyalty programs, register on our websites, or otherwise communicate and interact with us. In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks. Although we deploy a layered approach to address information security threats and vulnerabilities designed to protect confidential information against data security breaches, a compromise of our data security systems or of those of businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect our business operations, financial position and results of operations. In addition, a security breach could require that we expend substantial additional resources related to the security of information systems and disrupt our businesses.

The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. If we or those with whom we share information fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged and we could be subject to additional litigation and regulatory risks. Our security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data systems and misappropriate business and personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and potentially have an adverse effect on our businesses.

Our business is subject to the risks of earthquakes, fire, power outages, floods, health epidemics and other catastrophic events and to interruption by manmade problems such as terrorism.

Our corporate headquarters and the operations of our key vendors, logistics providers and partners, as well as many of our customers, are located in areas exposed to risks of natural disasters such as earthquakes and tsunamis. A significant natural disaster, such as an earthquake, tsunami, fire or a flood, or other catastrophic event, could have a material adverse effect on our or their business, which could in turn materially affect our financial condition, results of operations and prospects.

Our business could be subject to environmental liabilities.

Our failure, or the failure of our partners, including our contract manufacturers, to comply with past, present and future environmental laws could result in fines, penalties, third-party claims, reduced sales of our products, substantial product inventory write-offs and reputational damage, any of which could harm our business, financial condition, results of operations and prospects. We also expect that our business will be affected by new environmental laws and regulations on an ongoing basis applicable to us and our partners, including our contract manufacturers. To date, our expenditures for environmental compliance have not had a material effect on our results of operations or cash flows. Although we cannot predict the future effect of such laws or regulations, they will likely result in additional costs or require us to change the content or manufacturing of our products, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our success depends to a large extent upon the continued service of a few executive officers and key employees, including, Mr. Yongquan Bi, our Chairman, and Mr. Tiewei Song, our Chief Executive Officer and President. The loss of the services of one or more of our key employees would have an adverse effect on us and our PRC operating subsidiaries, as these individuals play a significant role in developing and executing our overall business plan and maintaining customer relationships and proprietary technology systems. While none of our key personnel is irreplaceable, the loss of the services of any of these individuals would be disruptive to our business. We believe that our overall future success depends in large part upon our ability to attract and retain highly skilled managerial and marketing personnel. There is no assurance that we will be successful in attracting and retaining such personnel on terms acceptable to the Company or the employee. Inadequate personnel will limit our growth, and will be seen as a detriment to our prospects, leading potentially to a loss in value for investors.

We are controlled by a small group of our existing stockholders, whose interests may differ from other stockholders.

Our Chairman, Mr. Yongquan Bi, beneficially, together with a group of investors, owns approximately 44.15% of the outstanding shares of our common stock and is the largest single stockholder. Accordingly, these stockholders acting together will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have significant influence in preventing or causing a change in control. In addition, without the consent of these stockholders, we may be prevented from entering into certain transactions which may be beneficial to our other stockholders. The interests of these stockholders may differ from the interests of the other stockholders.

Anti-takeover effects of proposed amendments to our certificate of incorporation and by-laws.

We are contemplating adopting provisions to our certificate of incorporation and by-laws that may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that other shareholders might consider in their best interest, including any attempt that might result in receipt of a premium over the market price for stockholders’ shares of common stock. We intend to seek shareholder approval of such amendments in the near future. These provisions may include:

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

The Delaware General Corporation law and our bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations. Any payment in respect of these indemnification rights could have an adverse effect on our cash flow and our results of operations.

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

Violations of anti-bribery, anti-corruption and/or international trade laws to which we are subject could have a material adverse effect on our business operations, financial position, and results of operations.

We are subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws, any violation of which could create substantial liability for us and also harm our reputation. The FCPA generally prohibits U.S. companies and their officers, directors, employees, and intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. The FCPA also requires that U.S. public companies maintain books and records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. If we are found to have violated the FCPA, or any other anti-bribery, anti-corruption or international trade laws, we may face sanctions including civil and criminal fines, disgorgement of profits, and suspension or debarment of our ability to contract with governmental agencies or receive export licenses. From time to time, we may face audits or investigations by one or more domestic or foreign governmental agencies relating to our international business activities, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business operations, financial position, and results of operations.

Risks Related to Our Company’s Common Stock

Trading volume of our common stock has fluctuated from time to time, which may make it difficult for investors to sell their shares at times and prices that investors feel are appropriate.

To date, the trading volume of our common stock has fluctuated, sometimes significantly. Generally, lower trading volumes adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

Because we have not paid dividends and have no present intention of paying dividends, investors will not realize any income from an investment in our common stock unless and until investors sell their shares at profit.

We have never paid any dividends on our common stock and do not anticipate paying any dividends in the near future. Investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, the success of our business activities, general financial condition, future prospects, general business conditions and such other factors as our Board of Directors may deem relevant.

Risk Related to Doing Business in China

A recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, or COVID-19 in the PRC could adversely affect our operations.

Our operations in the PRC may be affected by the spread of public health problems including:

●	A renewed outbreak of SARS, Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in China, where all of our operations are located and where all of our sales occur, will have a negative effect on our operations. Such an outbreak will have an impact on our operations as a result of:
●	quarantines or closures of our facilities, which will severely disrupt our operations,
●	the sickness or death of our key officers and employees, and
●	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems will adversely affect our operations.

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

The Sino-U.S. trade war broke out since the U.S. President Donald Trump proposed a further 25% tariffs, the equivalent of $50 billion on Chinese goods in March 2018. China and the U.S. subsequently increased tariffs on imported goods and services that were produced initially from each other in several turns. The Sino-U.S. trade war has damaged the two countries’ trade and economy and slowed down the growth of the worldwide economy. In January 2020, after 23 months of a trade war, China and the U.S. entered the first phase of economic and trade agreement to suspend the trade war. The two countries will continue to negotiate, with the hope to reach more fair trade agreements.

There is no guarantee that the U.S. and China will achieve the expected fair economy and trade agreements. If these trade policies come into force and the scope of them is further expanded, the volume of China-U.S. import and export trade would drop significantly, which will lead to deterioration in economic conditions of both countries and decrease of business and official activities between both countries.

Unprecedented rapid economic growth in China may increase our costs of doing business, and may negatively impact our profit margins and/or profitability.

Our business depends in part upon the availability of relatively low-cost labor and materials. Rising wages in China may increase our overall costs of production. In addition, rising consumer product costs, due to strong demand and greater scarcity, may increase our overall costs of goods sold. If we are not able to pass these costs on to our customers in the form of higher prices, our profit margins and/or profitability could decline

We may suffer currency exchange losses if the RMB depreciates relative to the US Dollar.

Our reporting currency is the US dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China changed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer officially pegged to the US dollar, and the exchange rate will have some flexibility. Despite fluctuations in the exchange rate in 2016, the floating exchange rate regime has remained stable. If the RMB depreciates relative to the US dollar, our revenues as expressed in our US dollar financial statements will decline in value and if the RMB appreciates relative to the US dollar, our revenues as expressed in our US dollar financial statements will increase in value. There are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US dollars.

Labor laws in the PRC may adversely affect our results of operations.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law. The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

Governmental control of currency conversion may affect the value of your investment

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all our revenues in RMB. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from SAFE or its local branch is required where RMB is to be converted into foreign currency and can be remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.

The Chinese government has strengthened the regulation of investments made by Chinese residents in offshore companies and reinvestments in China made by these offshore companies. Our business may be adversely affected by these restrictions.

The SAFE has adopted certain regulations that require registration with, and approval from, Chinese government authorities in connection with direct or indirect control of an offshore entity by Chinese residents. The term “control” under SAFE regulation is broadly defined as the operation rights, beneficiary rights or decision-making rights acquired by PRC residents in the offshore special purpose vehicles or PRC companies by means of acquisition, trust, proxy, voting rights, repurchase, convertible bonds or other arrangements. The SAFE regulations retroactively require registration of investments in non-Chinese companies previously made by Chinese residents. In particular, the SAFE regulations require Chinese residents to file with SAFE information about offshore companies in which they have directly or indirectly invested and to make follow-up filings in connection with certain material transactions involving such offshore companies, such as mergers, acquisitions, capital increases and decreases, external equity investments or equity transfers. In addition, Chinese residents must obtain approval from SAFE before they transfer domestic assets or equity interests in exchange for equity or other property rights in an offshore company. A newly established enterprise in China which receives foreign investments is also required to provide detailed information about its controlling shareholders and to certify whether it is directly or indirectly controlled by a domestic entity or resident.

In the event that a Chinese shareholder with a direct or indirect stake in an offshore parent company fails to make the requisite SAFE registration, the Chinese subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the Chinese subsidiaries. Further, failure to comply with the various SAFE registration requirements described above can result in liability under Chinese law for foreign exchange evasion.

These regulations may have a significant impact on our present and future structuring and investment. We have requested our shareholders who to our knowledge are PRC residents to make the necessary applications, filings and amendments as required under these regulations. We intend to take all necessary measures to ensure that all required applications and filings will be duly made and all other requirements will be met. We further intend to structure and execute our future offshore acquisitions in a manner consistent with these regulations and any other relevant legislation. However, because it is presently uncertain how the SAFE regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted and implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, we cannot provide any assurances that we will be able to comply with, qualify under, or obtain any approvals required by the regulations or other legislation. Furthermore, we cannot assure you that any PRC shareholders of our company or any PRC company into which we invest will be able to comply with those requirements. The inability of our company or any PRC shareholder to secure required approvals or registrations in connection with our future offshore financings or acquisitions may subject us to legal sanctions, restrict our ability to pay dividends from our Chinese subsidiaries to our offshore holding company, and restrict our overseas or cross-border investment activities or affect our ownership structure.

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC Government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 40 years has significantly enhanced the protections afforded to various forms of foreign investment in mainland China. Our PRC operating subsidiaries are all subject to laws and regulations applicable to foreign investment in the PRC in general and laws and regulations applicable to foreign invested companies in particular.

It may be difficult to enforce any civil judgments against us or our board of directors or officers, because all of our operating and/or fixed assets are located outside of the United States.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Pharmacy Group Segment

Our executive offices are located at Room 3601, Building A, Harbour View Place, No. 2 Wuwu Road, Zhongshan District, Dalian, Liaoning Province, P. R. China (also known as: No. A4, Wuwu Road, 33-1, Zhongshan District, Dalian, Liaoning Province, P. R. China). In November 2019, we entered into an extension of a lease that expires in November 2020 at an annual rental charge of approximately $51,000.

As of December 31, 2019, we operated 16 pharmacy stores averaging 113.44 square meters in size with one-year lease terms, having an annual aggregate rental charge of approximately $290,000 or RMB 1.94 million. At the conclusion of the current leases, we expect to have the ability to renew the leases. On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. In such event, we may continue to have leasing obligations until the end of the term of the lease.

We also lease a 300 square meter warehouse located at Changdianbao Community, Pulandian District, Dalian City, Liaoning Province, P.R. China at an annual rental charge of approximately $20,000 or RMB 130,000, pursuant to a lease that will expire on June 1, 2020. We believe that we will be able to either renew this lease or find a suitable replacement at no significant increased cost.

NF Group (reported as discontinued operation)

The NF Group owns a manufacturing facility in Yinzhou District Industrial Park, Tieling City, Liaoning Province, PRC, covering an area of 81,561 square meters.

ITEM 3. LEGAL PROCEEDINGS

On April 22, 2019, one of NF Energy’s suppliers filed a lawsuit against NF Energy for unpaid outstanding payable of RMB 1,278,181.8. On May 24, 2019, the parties entered into a court-supervised settlement where NF Energy agreed to pay the supplier RMB 1.26 million in total.

On May 17, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 482,771.87. On June 19, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 482,771.87 in total.

On June 26, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payable of RMB 184,490.77. On Sep.12, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 184,490.77 in total.

On July 8, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 64,535.00. On August 1, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 64,535.00 in total.

On July 10, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 122,360.20. On August 9, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 101,253.40 in total.

On July 18, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 288,440.00. On Sep.4, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 288,440.00 in total.

On August 25, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 230,281.55. On October 2, 2019, Shenyang Heping District People’s Court ruled that Boqi Zhengji had to pay the outstanding balance RMB 230,281.55 to the supplier within 10 days.

On August 25, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 137,449.90. On October 23, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 137,449.90 in total.

On September 10, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 395,378.90. On October 18, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 395,378.90 plus interest.

None of the above settlement or judgment amounts has been paid as of the date of this report.

ITEM 4. MINE SAFTEY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock trades under the symbol “BIMI” on the Nasdaq Capital Market. As of May 7, 2020 we had 1,351 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Overview

From 2007 until October 2019, we, through the NF Group, were engaged in the energy efficiency enhancement business, focusing on two fields: (1) manufacturing large diameter energy efficient intelligent flow control systems for thermal and nuclear power generation plants, major national and regional water supply projects and municipal water, gas and heat supply pipeline networks; and (2) energy saving technology consulting, optimization design services, energy saving reconstruction of pipeline networks and contractual energy management services for China’s electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure industries. With the decline in the constructions of power generation plants and municipal water, gas, heat and energy pipelines in China due to a policy change by the PRC government, the demand for our products and services declined markedly.

Our energy efficiency enhancement business, incurred operating losses in each of the last seven years, especially in 2018, when the PRC government adopted a series of policies to favor more environmentally friendly projects and products. Our net loss from the operation of the energy efficiency enhancement business was $16.79 million in 2018 and $2.18 million in 2019. We explored many different alternatives in an effort to revive this business, including attempts to expand into the international markets, before we determined this business was not sustainable for us. In late 2019, we committed to a plan to dispose of the NF Group. On March 31, 2020, we entered into the NF SPA with respect to the sale of the NF Group. Pursuant to the NF SPA, the aggregate sale price for NF Group is $10,000,000 in cash, determined based on the value of the total assets of NF Group as shown on the Company’s financial statements as of September 30, 2019, to be paid at the closing. The closing is subject to the satisfaction of certain conditions, including that the representations and warranties of the parties contained in the NF SPA are true and correct in all material respects on the closing date and that applicable consents and approvals required to be obtained by the parties have been obtained and not withdrawn. The sale is expected to close in the second quarter of 2020.

The plan to dispose of the NF Group and the actions taken to fulfill the plan resulted in our classifying the business of NF Group as a discontinued operation according to ASC 205-20 Presentation of Financial Statements – Discontinued Operation,. As a result, all of the assets and liabilities of NF Group were reclassified as assets and liabilities of a discontinued operation in the statement of position as of December 31, 2019 and 2018, and the results of the operation are presented under the line item net loss from discontinued operation for the years ended December 31, 2019 and 2018.

We currently concentrate on our operations of our Pharmacy Group. On October 14, 2019, acquired Boqi Zhengji, which operates a pharmacy chain business in the PRC, by purchasing 100% of the equity interests of Lasting, Boqi Zhengji’s parent company. This was the first step our shift of focus from the energy sector to the healthcare business.

The Company, through the Pharmacy Group, sells medicines and other health-related products. We currently have approximately sixteen directly-owned stores, operating under the brand name “Boqi Pharmacy”. All directly-owned stores are located in the city of Dalian, in the Liaoning Province of the PRC and range in size from 80 to 200 square meters. We favor retail locations in well-established residential communities with relatively concentrated consumer purchasing power or located in close proximity to local hospitals, and evaluate potential store sites to assess consumer traffic, visibility and convenience. Depending on its size, each pharmacy store has between two (2) to three (3) licensed pharmacists on staff. We primarily offer third-party products at our pharmacies, including prescription drugs, OTC drugs, nutritional supplements, sundry products and medical devices.

Following our plans to become a more cost-efficient and technology-focused company, we closed about 10 stores in 2019 to reduce the rent and overhead costs, which had been the major fixed cost items for the pharmacies, and kept about sixteen stores with the highest levels of consumer traffic visibility and convenience. Meanwhile, we have developed an online platform and made it available to our club member customers. Our club member customers may browse our products online, confirm availability of a specific product, make an online reservation and pick up the products at a conveniently located store. Although we suffered some temporarily customer loss during the transition from reliance on physical stores to online stores, we were able to maintain the number of our club members at a stable level. As of December 31, 2019, we had approximately 40,000 club member customers, similar to the annualized average of 39,000 club members in 2019. The total number of club member customers as of December 31, 2020 will also be used to measure the performance of the pharmacy business and to determine if, and how much of the Boqi Cash Consideration will need to be paid.

To improve our capability of serving customers online, we plan to apply for a license that would allow our club member customers to pay for our products directly online and receive deliveries to their homes. Online sales are highly regulated in China, and therefore we cannot be certain that we will receive such a license. To support our physical stores and future online sales capabilities, we currently maintain a warehouse.

We also have certain arrangements with authorized independent retailers to distribute the Company’s products. The agreements with the authorized retailers typically provide that they sell the Company’s products exclusively at their retail stores at a predetermined retail price. The agreements require the authorized retailers to adhere to certain standards of product merchandising, promotion and presentation. The agreements also prohibit authorized retailers from selling competitors’ products. In exchange, the Company provides the authorized retailers with geographic exclusivity, discounted products, training and support. The agreements do not require the authorized retailers to purchase any minimum levels of products, but do require that they make at least one purchase during each year. Such agreements are generally for terms of three years and are renewable at the mutual agreement of both parties. The agreements may be terminated at the Company’s discretion if the authorized retailers violate the terms of the agreements.

We plan to focus on sales of prescription drugs, explore new retail opportunities, expand to residential communicates in new rural areas and improve our online capabilities. Through the expansion of pharmacy stores, acquisitions of businesses in the pharmacy industry and an increase in the number of authorized retailers, we intend to continue to build core competencies such as specialized services. We are committed to the pharmacy retail industry and to transforming the Company into a technology-driven health service platform. We also intend to continue to actively explore domestic and international financing opportunities to help us realize our goals.

On February 1, 2020, we entered into the Guanzan SPA to purchase a pharmaceutical and medical devices distribution business based in Chongqing, the largest city in Southwest region of the PRC. The rationale for the Guanzan Acquisition is for us to further expand our healthcare operation by acquiring a pharmaceutical and medical devices distribution business. Guanzan is believed to have a strong regional brand in the local area of Chongqing, the largest city in Southwest region of the PRC. and commodity procurement resources. We believe the Guanzan Acquisition is in line with the Company’s expansion strategy, which focuses on deeper penetration of the healthcare market in the Southwest region of China and gaining a wider footprint in the PRC. Subsequent to the Guanzan Acquisition, the Company launched the “Boqi Guanzan Healthy Future Pharmacy Plan” program, offering and designing “healthy life style plans” for our customers and helping them focus more on preventative measures such as nutritional foods and dietary supplements and regular health checkups, further improved its retail and wholesale sales capacities, and has taken steps to build a business-to-online/offline + online-to-offline healthcare operating platform. “Business-to-online/offline” commerce is a popular business strategy in China used by business to draw customers to online and offline services. “Online-to-offline” commerce is a business strategy that draws potential customers from online channels to make purchases in physical stores. Online-to-offline commerce identifies customers in the online space, and then uses a variety of tools and approaches to entice the customers to leave the online space. Our goal is to rely on this healthcare operating platform to fully integrate and utilize both online and offline retail and wholesale resources.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2019 and 2018, the Company incurred significant net losses of approximately $4.5 million and $17 million, respectively. In addition, we reported continuing cash out flow of $2.1 million and $0.3 million from our operating activities for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company reported an accumulated deficit of $ 10.9 million and working capital of $0.5 million. In addition, the Company is continuing to generate operating losses and has limited cash flow from its operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due, and (2) further implement management’s business plan to extend its operations and generate sufficient revenues to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurance to that effect, nor no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Revenue Recognition

The Company adopted Accounting Standard Codification (“ASC”) Topic 606, Revenues from Contract with Customers (“ASC 606”) for all periods presented. Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods and services, net of value-added tax. The Company determines revenue recognition through the following steps:

●	Identify the contract with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations in the contract; and
●	Recognize revenue when (or as) the entity satisfies a performance obligation.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied by the control of the promised goods and services is transferred to the customers, which at a point in time or over time as appropriate.

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Equipment and Vehicles

Equipment and vehicles are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Items	Expected useful lives	Residual value
Office equipment	3 years	5%
Furniture	5 years	5%
Vehicle	4 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Intangible Assets

Intangible assets consist primarily of pharmacy club members, which was recognized at the Boqi Acquisition, and software of management systems. Intangible assets are stated at cost less accumulated amortization and impairment, if any. Intangible assets are amortized using the straight line method with the following estimated useful lives:

Expected useful lives
Software	10 years
Pharmacy club members	8 years

Convertible Promissory Notes

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimate and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

Foreign Currencies Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations. The reporting currency of the Company is the United States Dollar (“US$”). The Company’s subsidiaries in the PRC maintain their books and records in their local currency, the Renminbi Yuan (“RMB”), which is the functional currency as it is the primary currency of the economic environment in which these entities operate.

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

Recent Developments

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 has spread globally in 2020. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty.

The current severity of the pandemic and the uncertainty regarding the length of its effects could have negative consequences for our company.

Since the pandemic broke out, our operations have been materially impacted. At the beginning of February 2020, the Chinese government issued a quarantine order, which lasted for more than two months in many parts of the country, where everyone had to stay at home. During February and March, all of our administrative functions had to be performed remotely. As such, we experienced great difficulty in timely organizing and collecting information and materials necessary for and in preparing our Annual Report. Furthermore, our independent auditors had no access to our offices where they typically inspect our books and records and original documents. Our independent auditors also were not able to conduct audit of our inventories at the pharmacy stores and the warehouse. Not until the beginning of April, did we start to have a small skeleton crew maintained the office for those functions that cannot be handled remotely.

Because of the pandemic, we also suffered a significant reduction.in sales. Because of the Chinese government’s lockdown order, our customer traffic dropped greatly. Certain of our popular and high profit margin products could not be sold due to the governmental restrictive orders, which also resulted in the expiration of a large quantify of our medicines that are otherwise in high demand in the winter season. We cannot be sure when this situation will improve.

We have incurred additional costs to ensure we meet the needs of our customers, including providing additional cleaning materials for our stores and other facilities. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic. COVID-19 has also caused supply chain disruption which has resulted in higher supply chain costs to replenish inventory in our stores and distribution centers and such increased costs in our supply chain are likely to continue. Furthermore, we have experienced restricted stock availability in a number of key categories, and while we have significantly increased our purchases across many key categories, we may face delays or difficulty sourcing certain products which could negatively impact us.

Further, our management is focused on mitigating COVID-19, which has required and will continue to require, a large investment of time and resources across our enterprise and will delay the availability of other value added services. For example, we have refocused certain resources to work on COVID-19 impacts, have delayed the roll out of new growth initiatives, such as new product launches, and are selectively delaying investments in certain planned initiatives. Additionally, currently some of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position. In addition to volatility in consumer demand and buying habits.

Depending on the length and severity of the pandemic, it could negatively affect our business in the following ways:

●	Some of our suppliers may have to reduce or completely eliminate their ability to supply the medicine if there is an outbreak at their facilities, which would have a negative impact on our sales.
●	Some of our customers may lost their source of income, which would reduce their consumption of medicine.
●	Because of the lockdown order in China that lasted for more than two months, we suffered reduced sales on a sequential basis and an operating loss in the first and second quarters of 2020. While our pharmacies were required to be kept open during the pandemic, there was little foot traffic and we were not able to sell cold and cough medicines, which are high profits popular winter season medicine, during a 3-week period in March 2020 due to government’s restrictions, which resulted in significantly dropped sales in the first and second quarters of 2020. If similar lockdown orders or sales restrictions are implemented by the government again, they may have greater impact on our business.
●	More restrictive government rules and regulations could have a negative impact on consumers’ ability to purchase medicine and other medical items at retail stores, which would have a negative impact on our sales.
●	Future social distancing and government rules and regulations that remain in place that restrict the ability of consumers to purchase medicines as they had done prior to the outbreak of the pandemic could have a negative impact upon our sales.

If some or all of the preceding events take place, they would have a significant impact on our ability to maintain our current level of operations without a further infusion of capital.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2019 and 2018

	2019	% of Revenues	2018	Amount increase (decrease)	Percentage increase (decrease)

Revenues	$157,978	100%	$-	$157,978	100%
Cost of revenues	304,120	193%	-	304,120	100%
Gross profit (loss)	(146,142)	(93)%	-	(146,142)
Operating expenses	1,566,938	992%	212,582	1,354,356	637%
Other expenses, net	(555,921)	(352)%	-	(555,921)	100%
Loss before income tax	(2,269,001)	(1,436)%	(212,582)	(2,056,419)	967%
Income tax expense	-	-%	-	-
Net Loss from continuing operations	(2,269,001)	(1,346)%	(212,582)	(2,056,419)	967%
Loss from operations of discontinued operations	(2,183,278)	(1,382)%	(16,787,212)	14,603,934	(87)%
Less: non-controlling interest	(13,714)	(9)%	(213,285)	199,571	94%
Net Loss attributable to BOQI International Medical Inc.	$(4,438,565)	(2,810)%	$(16,786,509)	$12,347,944	(74)%

Revenues

Revenues for the year ended December31, 2019 and 2018 were $157,978 and $0, respectively. The revenues for the year ended December 31, 2019 were all attributable to the revenues of the Pharmacy Group’s directly-owned pharmacy retail stores and sales to authorized retailer stores. There were no revenues from continuing operations for the year ended December 31, 2018, because the business operation of NF Group was reclassified as a discontinued operation.

Cost of revenues

Cost of revenues consists of primarily of the cost of the pharmaceuticals, medical devices and other products sold to customers. Cost of revenues for the year ended December 31, 2019 was $304,120. During 2019, the Company recorded an impairment loss of $184,311 with respect to inventories, which was included in cost of revenues. Because we closed a significant number of stores in 2019, a large portion of our inventory was not sold and expired.

Operating expenses

Operating expenses consist mainly of auditing and legal service fees, other professional service fees and listing support fees, directors’ and officers’ compensation expenses, meeting and promotional expenses, depreciation and amortization of items not associated with production, office rental fee and utilities.

Operating expenses were $1,566,938 for the year ended December 31, 2019 compared to $212,582 for the year ended December 31, 2018, an increase of $1,354,356, or 637%. Except for the operating expenses attributable to the operation of the newly-acquired Pharmacy Group of appropriately $458,319, the increase in operating expenses primarily resulted from the increase in auditing and legal expenses, officers’ salary and the amortization of the intangible assets recognized from the Boqi Acquisition.

Other expenses

For the year ended December 31, 2019, we reported other loss of $555,921. Other loss mainly consists of: (i) the change of fair value of derivative liabilities related to the convertible promissory notes issued during 2019; (ii) amortization of the discount applicable to the convertible promissory notes; and (iii) interest on the convertible promissory notes. No other loss was incurred in 2018.

Net loss from continuing operation

Net loss from continuing operations was $2,269,001 for the year ended December 31, 2019 compared to a net loss of $212,582 for the year ended December 31, 2018, an increase of $2,056,419, or 967%, which was primarily a result of the increase in operating expenses and the other expenses described above.

Loss from operations of discontinued operations

As a result the plan to dispose of the NF Group and the actions taken to fulfill the plan, the business of the NF Group is recorded as a discontinued operation in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operation and the results of the operations of NF Group are presented under the line item net loss from discontinued operation for the year ended December 31, 2019 and 2018.

Loss from the discontinued operation was $2,183,278 for the year ended December 31, 2019 compared to a loss of $16,787,212 for the year ended December 31, 2018. The decrease of $14,603,934, or 87%, was mainly due to the $14,736,277 decrease in the allowance for doubtful accounts.

Net loss

We reported a net loss of $4,452,279 for the year ended December 31, 2019 compared to a net loss of $16,999,794 for the year ended December 31, 2018, a decrease of $12,547,515, or 74%.

Stand-alone operating results of the Pharmacy Group

The stand-alone operating results of the Pharmacy Group for the years ended December 31, 2019 and 2018 are set forth as below:

	For the years ended December 31,
	2019	2018
	(Unaudited)
Revenues	$1,635,328	$2,621,757
Cost of revenues	$1,543,646	$2,358,877
Operating expenses	$2,153,180	$2,533,977
Other income (expenses), net	$(13,964)	$4,412
Income taxes	$-	$259
Net loss	$(2,075,462)	$(2,266,944)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2019, we had cash of $36,674 and working capital of $500,765 as compared to cash of $0 and working capital of $ 9,985,421 at December 31, 2018.

In 2019, we entered into seven (7) identical Security Purchase Agreements (the “Agreements”) with different lenders (the “Holders”), to sell convertible promissory notes (the “Notes”) of the Company to the Holders. Each of these Notes was issued with a term of 12 months, carrying 6% annual interest and convertible into the Company’s common stock. The conversion price under each Note is 65% multiplied by the market price of the Company’s common stock. According to the Agreements, each Holder has the right during the period beginning on the date which is one hundred eighty (180) calendar days following the date of the Note and ending on the maturity date of the Note, to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of common stock, in respect of the remaining outstanding principal amount of the Note. During the period that these Notes are outstanding, the Company will reserve from its authorized and unissued shares of common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of the common stock upon the full conversion of the Notes issued pursuant to these Agreements.

The following table summarizes the key terms of these Notes:

	Lenders/Holders	Principal	Annual Interest Rate	Maturity Dates	Shares reserved		Convertible Rate
1	Lending Group Ltd.	$153,000	6%	2020/9/27	324,668	*	65%
2	Power Up Lending Group Ltd.	83,000	6%	2020/10/14	176,127	**	65%
3	CROWN BRIDGE PARTNERS, LLC	101,500	6%	2020/11/15	250,000		65%
4	TFK INVESTMENTS, LLC,	101,500	6%	2020/11/15	250,000		65%
5	LABRYS FUND, LP	254,000	6%	2020/12/13	625,000		65%
6	MORNINGVIEW FINANCIAL, LLC	156,750	6%	2020/12/18	500,000		65%
7	CROWN BRIDGE PARTNERS, LLC	50,750	6%	2020/12/16	250,000		65%
	Total	$900,500			2,375,795

*:	The shares needed to be reserved were adjusted from 1,086,390 shares to 324,668 shares on October 31, 2019.

**:	The shares needed to be reserved were adjusted from 729,607 shares to 176,127 shares on October 31, 2019.

Our existing cash on hand at December 31, 2019 and the cash flows expected from our continuing operations will not be sufficient to support our operating and capital requirements during the next twelve months. In order to provide our company with additional working capital, we plan to raise a minimum of $5 million from our investors in the next twelve months, in addition to borrowing from banks and other third-party lenders. No assurance can be given that we will be successful in our funding efforts or that such funding will be obtained at favorable rates.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2019 and 2018, respectively.

	For the years ended December 31,
	2019	2018
Net cash used in operating activities	$(2,064,792)	$(343,970)
Net cash provided by investing activities	166,717	-
Net cash provided by financing activities	1,836,103	211,264
Exchange rate effect on cash	98,646	132,706
Net cash inflow (outflow)	$36,674	$-

Operating Activities

We used $ 2,064,792 in our operations during the year ended December 2019, which included cash used in our discontinued operation of $970,351, as compared to $343,970 in the year ended December 31, 2018, which included cash used in the discontinued operation of $149,388.

Net loss from our continuing operation (before non-cash adjustments) was $2.27 million for the year ended December 31,2019, an increase of $2.06 million, compared to the net loss incurred in the same period in 2018.This increase is attributable to the following factors, (1) increase in fees paid to our external professional advisors as a result of increased auditing and legal services, (2) promotional activities and advertisements for purposes of increasing brand awareness for the Pharmacy Group, and (3) deeply-discounted products sold to our club member customers for purposes of attracting more member sign-ups and enhancing customer loyalty.

Investing Activities

Cash provided by investing activities was $166,717 for the year ended December 31, 2019, which included $49,741 provided by our discontinued operation, as compared to $0 provided by investing activities for the year ended December 31, 2018. Cash provided by investing activities for the year ended December 31, 2019 was from the Boqi Acquisition.

Financing Activities

Cash provided by our financing activities was $1,836,103 for the year ended December 31, 2019, which included $819,609 provided by our discontinued operation, as compared to $211,264 provided by financing activities for the year ended December 31, 2018, including $288,736 used in our discontinued operation. During the year ended December 31, 2019, we raised $837,812 by the issuance of convertible promissory notes and $178,682 from related party loans. During 2018, we received $500,000 from the issuance of our common stock to Mr. Yongquan Bi, the Chairman of our board of directors.

Contractual Obligations

As of December 31, 2019, the Company had a $5,655,709 contractual obligation of, which is the maxim amount of the Boqi Cash Consideration, which is subject to post-closing adjustments pursuant to the Boqi SPA. (Please see Note 4 and Note 13 to the consolidated financial statements for more information.)

As a result of the Guanzan acquisition on February 2020, the Company incurred a $11.4 million contractual obligation, which is the maxim amount of the Guanzan Cash Consideration, which is subject to post-closing adjustments pursuant to the Guanzan SPA.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. At present we are able to increase our product sale prices due to the rising prices charged by our suppliers. At present we are able to increase our product sale prices to offset the rising prices charged by our suppliers.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

IMPACT OF RECENTLY ISSUED NEW ACCOUNTING STANDARDS

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of the Independent Registered Public Accounting Firm, and our Financial Statements and accompanying Notes to the Financial Statements that are filed as part of the report, are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, based on the material weaknesses described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting is not effective.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2019:

●	Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP.

Management’s Remediation Plan

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the control deficiencies identified above, management is currently seeking to engage an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide additional training to its accounting personnel in connection with the preparation and review of the Company’s financial statements. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) Changes in Internal Controls

No change in our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Yongquan Bi	43	Chairman of the Board
Tiewei Song	48	Director, Chief Executive Officer and President
Tingting Zhang	38	Chief Financial Officer
Mia Kuang Ching	54	Independent Director, Chair of Audit Committee
Gang Li	67	Director
Ju Li	41	Independent Director
Fengsheng Tan	55	Independent Director, Chair of Nomination Committee
Changquing Yan	47	Independent Director, Chair of Compensation Committee

Biographical Information of Our Current Directors and Executive Officers

Yongquan Bi has been a director in the Company since his election in May 2018 and has been the Company’s Chairman since February 2019. He was the Company’s CEO from February 2019 to September 2019. He was the founder, and has served as the Chairman of the Board of the Boqi Xinhai Group since 2009. Boqi Xinhai Group operates in multiple industries including automobile and grocery stores. He also serves as a director of BIQI International Holdings Corp., which is in the business of breeding, raising, and selling hogs for use in China’s pork meat production. In 2015, Mr. Bi participated in the senior class of investment and financing of Chinese enterprises in Tsinghua University. Mr. Bi has more than 15 years of industry experience in the financial sector.

Tiewei Song was elected to the Board of Directors on May 18, 2018. He was appointed as the Company’s CEO and President in October 2019. Mr. Song previously served as both the president and director of Shenyang Langzi Investment Management Co., Ltd., an asset management consulting firm, which he has held since December 2012. From July 2008 to July 2013, Mr. Song was the chief representative of German Varengold Bank in China. From October 1999 to May 2008, Mr. Song was the executive director and president of Liaoning Jiachang Group. He also serves as a director of BIQI International Holdings Corp. Mr. Song graduated from Peking University with bachelor’s and master’s degrees in mathematics.

Tingting Zhang was appointed as the Company’s CFO in March 2019. She has been engaged in financial management for 14 years, with 11 years of experience as a finance manager and six years as a financial controller. From August 2016 to the present, Ms. Zhang has served as the Financial Officer of Boqi Xinhai Group. From February 2013 to July 2016, Ms. Zhang was the Deputy Director of Finance, Dalian Changjin Materials Co., Ltd. From July 2008 to December 2012, Ms. Zhang was the financial manager of Dalian Xinjuhui Automobile Sales Co., Ltd. Ms. Zhang holds a B.A. degree from Dalian University.

Ju Li has served on the Company’s Board of Directors since January 2019. He has extensive financial investment and enterprise management experience. From January 2017 to present, Mr. Li has served as the General Manager of Oxxas GmbH, a clothing retailer, responsible for the company’s daily operation, including creating the company’s business plans and promoting the company’s business. From April 2015 to February 2017, Mr. Li was the general manager of Asia Pacific at Sensus Asset Management Co., Ltd. an asset management firm. From March 2009 to February 2015, Mr. Li was the general manager of Asia Pacific at Varengold Bank Mr. Li holds a B.A. degree from the Bremen University of Applied Sciences, Germany.

Gang Li has served on the Company’s Board of Directors since November 2006. Mr. Li was the CEO and President of the Company from November 2006 to February 2019. Mr. Li was the director of Technology Innovation Department under the Liaoning Province Planning and Economy Commission from April 1984 to July 1998 as well as the Director of the Economic Operation Department under Liaoning Province Economic and Trade Commission from August 1998 to February 2006. Mr. Li. graduated from Tianjin University with a bachelor’s degree in science and a master’s degree in law.

Mia Kuang Ching has served as an independent Director of the Company since August 2009 and is Chairman of the Audit Committee. From October 2013 to present, he has served as the Managing Director of Le Yu Corporate Advisory Pte Ltd., a human resources consulting firm. From January 2012 to October 2013, he worked as an M&A consultant. May 2001 until December 2, 2011 he was the managing partner of SBA Stone Forest Corporate Advisory (Shanghai) Co., Ltd. From 1997 to 2000, he was the Chief Accountant of Dalian Container Terminal, a joint venture formed by PSA Corporation of Singapore and the Port of Dalian Authority. From 1994 to 1997, he was the Group Financial Controller of Fullmark Pte. Ltd., and responsible for operations in China, Hong Kong, Malaysia and Vietnam and was in-charge of strategic investment, group financing and mergers and acquisitions. From 1992 to 1994 he was Regional Accountant (South Europe) of Singapore Airlines.

Fengsheng Tan was elected to the Board of Directors on May 18, 2018. He has been a lawyer with Liaoing New Century law firm since February 2005. From January 1997 to January 2005 he was a lawyer with Liaoing Asia-Pacific Law Firm and Mr. Tan graduated from the law faculty of Liaoning University and has more than 20 years’ experience as a lawyer.

Changqing Yan was elected to the Board of Directors on May 18, 2018. Mr. Yan focuses on equity investments, mergers, acquisitions and reorganization and stock market listings. Since June 2017, Mr. Yan has been the deputy director of Shanghai Hualing Capital, as investment advisory firm. Between June 2016 and February 2017, Mr. Yan was the deputy director and the secretary of the board of Ningpo Shenglada Electric Appliance Co., Ltd. From July 2013 to May 2016, Mr. Yan served as the capital operational consultant for Beijing Liujianfang Technology Company. From January 2011 to June 2013, Mr. Yan was the deputy director of Shanghai Jinyongxin Investment Company. He holds a Chinese lawyer qualification certification and secretary qualification certification for serving on a board of directors of a listed company in China.

Family Relationships

There are no family relationships between or among any of the current directors or executive officers except that Ms. Tingting Zhang is a first cousin of Mr. Yongquan Bi., the Chairman of the Board. There are no other family relationships among our officers and directors.

Audit Committee

The current members of our audit committee are Mia Kuang Ching (Chair), Changquing Yan and Fengsheng Tan, each of whom we believe satisfies the independence requirements of the Securities and Exchange Commission. We believe Mr. Ching is qualified as an audit committee financial expert under the regulations of the SEC by reason of his work experience. Our audit committee assists our Board of Directors in its oversight of:

●	The integrity of our financial statements;
●	Our independent registered public accounting firm’s qualifications and independence; and
●	The performance of our independent auditors.

Code of Ethics

The Company has adopted a code of ethics (the “Code of Ethics”) that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics has been filed as an exhibit to this Annual Report. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communication made by the Company;
●	Compliance with applicable governmental laws, rules and regulations;
●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
●	Accountability for adherence to the Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, to the best of our knowledge, Tingting Zhang, Tiewei Song, Ju Li, Fengsheng Tan and Changqing Yan have not filed Forms 3 with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

We did not provide any compensation to our executive officers for the years ended December 31, 2019 or 2018, except that we agreed to pay our Chief Executive Officer Mr. Tiewei Song an annual compensation of $ 500,000 in cash each year starting in October 2019. We paid Mr. Song $28,992 in 2019 and still owes him $95,862 pro-rated salary for 2019.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Tiewei Song	2019	28,992	—	—	—	—	—	28,992
Chief Executive Officer and Director

(1)	Prorated from October 1, 2019 through December 31, 2019. The company still owes Mr. Song $95,862 for his 2019 salary.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Agreement with Mr. Tiewei Song

The Company entered into an employment agreement (the “Song Agreement”) with Mr. Tiewei Song (“Mr. Song”) dated October 1, 2019, under which Mr. Song will serve as our Chief Executive Officer for a term of two years commencing October1, 2019 with a base annual cash compensation of $500,000. During the term of employment, Mr. Song will perform the duties as are commensurate and consistent with his position and will devote his full working time, attention and efforts to the Company and to discharging the responsibilities of his position, and such other duties as may be assigned from time to time by the Company, which relate to the business of the Company and are reasonably consistent with his position. During the term of employment, Mr. Song will not engage in any business activity that, in the reasonable judgment of the board of directors of the Company, conflicts with his duties under the Song Agreement, whether or not such activity is pursued for gain, profit or other advantage.

The Song Agreement and employment thereunder may be terminated (1) automatically upon the death or Total Disability (as defined in the Song Agreement) of Mr. Song, (2) without Cause by the Company or for Good Reason (both as defined in the Song Agreement) by Mr. Song, in which case Mr. Song shall be entitled to receive termination payments and benefits, including without limitation, an amount equal to six (6) months’ salary, unpaid salary earned through the date of termination and unused vacation that has accrued and would be payable under the Company’s standard and COBRA and other benefits, or (3) in connection with a Change of Control (as defined in the Song Agreement), in which case Mr. Song shall be entitled to receive a change in control severance payment in the amount equal to $10,000,000, and other benefits.

Compensation of Directors

As at December 31, 2019, we had five non-employee directors, of whom only Mr. Mia Kuang Ching has received compensation, as set forth in the table below. Other non-employee directors received no compensation for their services as directors. Directors who are also employees of the Company and/or its subsidiaries received no additional compensation for their services as directors:

Name	Compensation	Other Fees	Total
Mia Kuang Ching	$24,000	-	$24,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of May 7, 2020 for: (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors and director nominees; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group:

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1)	Percentage of Beneficial Ownership
Pelaria (2) P.O. Box 957 Offshore Incorporation Centre Road Town, Tortola, BVI	1,232,095	12.09%
Cloverbay (2) P.O. Box 957 Offshore Incorporation Centre Road Town, Tortola, BVI	667,314	6.55%
Yongquan Bi, Chairman, Chief Executive Officer	1,500,000	14.72%
Yu Zhang	1,100,000	10.79%
Tingting Zhang, Chief Financial Officer	0	—
Gang Li(3), Director	1,519,527	14.91%
Mia Kuang Ching, Director	0	—
Tiewei Song, Director	0	—
Fengsheng Tan, Director	0	—
Changqing Yan, Director	0	—
Ju Li, Director
All officers and directors as a group (8 persons)	3,019,527	29.63%

(1)	Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned.

(2)	Pelaria International Ltd. (“Pelaria”) and Cloverbay International Limited (“Cloverbay”) are the record owners of the stated number of shares. Pelaria and Cloverbay are wholly-owned subsidiaries of Liaoning Nengfa Weiye New Energy Application Co., Ltd. (“Weiye Energy”). Weiye Energy is 80% owned by Gang Li.

(3)	the 80% beneficial ownership of the shares of Weiye Energy, described in footnote 2 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

Amount due from related parties

As of December 31, 2019 and 2018, the Company reported a related party receivable of $1,350 and $0, respectively, due from Xi’An Ronghao Medical Co., Ltd. (“Xi’An Ronghao”), a company directly controlled by Ms. Lijun Wang, who is the former CEO of Boqi Zhengji. The amount due from Xi’an Ronghao, which is free of interest and due on demand, was incurred before the Boqi Acquisition to help Xi’An Ronghao cover its operational costs in early 2019.

Amounts payable to related parties

As of December 31, 2019 and 2018, the total amounts payable to related parties was $305,760 and $177,808, respectively, which mainly included:

1.	As of December 31, 2019 and 2018, we owed to Mr. Yongquan Bi, the former Chief Executive Officer (“CEO”) and Chairman of the board of directors of the Company, $300,362 and $174,256, respectively, free of interest and due on demand. The amounts represent the remaining balance that Mr. Yongquan Bi paid on behalf of the Company during the ordinary course of business of the Company for third party services in 2019 and 2018, respectively.

2.	As of December 31, 2019 and 2018, we owed Mr. Yongjian Zhang, one of the directors of Nengfa Technology, $4,681 and $3,552 respectively, free of interest and due on demand. The amounts represent advances made by Mr. Zhang in several transactions for our daily operating expenditures during 2018 and 2019.

3.	As of December 31, 2019 and 2018, we owed Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin, $717 and $0, respectively, free of interest and due on demand. The amount due to Mr. Zhang is reimbursable operating expenses that the Company owed to Mr. Zhang prior to the Boqi Acquisition.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered by our independent auditor, HHC for their audit of our annual financial statements during the years ended December 31,2018 and 2019:

	2019	2018
Audit Fees	$150,000	$139,500
Audit-Related Fees
Tax Fees
All Other Fees
Total Accounting Fees and Services	150,000	139,500

Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The amounts shown for HHC in 2019 and 2018 relate to the audits of the Company’s annual financial statements and the review of the financial statements included in the Company’s filings on Form 10-Q.Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements. There were no audit-related fees billed during the years ended December 31, 2019 and 2018.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2019 and 2018.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e. Audit Fees, Audit-Related Fees, Tax Fees and allowable working costs. There were no other fees billed during the years ended December 31, 2019 and 2018.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

For a list of the financial information included herein, are included in Part II, Item 8 of this Report

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

Boqi International Medical Inc.

Date: May 14, 2020	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: May 14, 2020	By:	/s/ Tingting Zhang
Tingting Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Tiewei Song, as such person’s true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or his substitute, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 14, 2020.

/s/ Yongquan Bi	/s/ Tiewei Song
Yongquan Bi Chairman of the Board of Directors	Tiewei Song Chief Executive Officer (Principal Executive Officer) Director

/s/ Tingting Zhang	/s/ Mia Kuang Ching
Tingting Zhang Chief Financial Officer (Principal Financial and Accounting Officer)	Mia Kuang Ching Director

/s/ Ju Li	/s/ Changqing Yan
Director Ju Li	Changqing Yan Director

/s/ Fengsheng Tan
Fengsheng Tan Director

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155).

3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155)

3.3	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009

3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, dated September 16, 2010

3.5	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 18, 2019

3.6	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)

4.1	Description of Securities Registered Under Section 12 of the Exchange Act

10.1	Securities Purchase Agreement by and between the Registrant and Yongquan Bi, dated March 12, 2018

10.2	Stock Purchase agreement to Purchase BOQI ZHENGJI PHARMACY CHAIN CO., LTD. dated April 11, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 19, 2019

10.3	Executive Employment Agreement (Song Tiewei) dated October 1, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 4, 2019

10.4	Securities Purchase Agreement between the Registrant and Power Up Lending Group dated September 27, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 7, 2019

10.5	Convertible Promissory Note, Power Up, dated September 27, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 7, 2019

10.6	Securities Purchase Agreement between the Registrant and Power Up Lending Group dated October 14, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 18, 2019

10.7	Convertible Promissory Note, Power Up, dated October 14, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 18, 2019

10.8	Securities Purchase Agreement between the Registrant and Crown Bridge Partners LLC dated November 15, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 22, 2019

10.9	Convertible Promissory Note, Crown Bridge Partners, dated November 15, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 22, 2019

10.10	Securities Purchase Agreement between the Registrant and TFK Investment LLC dated November 15, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 22, 2019

10.11	Convertible Promissory Note, TFK Investment, dated November 15, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 22, 2019

10.12	Securities Purchase Agreement between the Registrant and Labrys Fund, LP dated December 13, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 20, 2019

10.13	Convertible Promissory Note, Labrys Fund, LP, dated December 13, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 20, 2019

10.14	Securities Purchase Agreement between the Registrant and Crown Bridge Partners LLC dated December 16, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 20, 2019

10.15	Convertible Promissory Note, Crown Bridge Partners, dated December 16, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 20, 2019

10.16	Securities Purchase Agreement between the Registrant and Morningview Financial LLC dated December 18, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 20, 2019

10.17	Convertible Promissory Note, Morningview Financial, dated December 18, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 20, 2019

10.18	Stock Purchase Agreement (Chongqing Guanzan Technology) dated February 1, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 3, 2020

10.19	Amendment to Stock Purchase Agreement (Acquisition of Boqi Zhengji Pharmacy Chain) dated February 6, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 7, 2020

10.20	Securities Purchase Agreement between the Registrant and Firstfire Global Opportunities Fund LLC dated February 13, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2020

10.21	Convertible Promissory Note, Firstfire Global Opportunities Fund, dated February 13, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2020

10.22	Securities Purchase Agreement between the Registrant and BHP Capital NY Inc. dated February 13, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2020

10.23	Form of Convertible Promissory Note, BHP Capital NY Inc.	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2020

10.24	Securities Purchase Agreement between the Registrant and Platinum Point Capital LLC dated February 27, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2020

10.25	Form of Convertible Promissory Note, Platinum Point Capital LLC	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2020

10.26	Stock Purchase Agreement (sale of NF Group) dated March 31, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2020

14.1	Code of Ethics of the Registrant	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 30, 2018

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the quarter ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements

BOQI INTERNATIONAL MEDICAL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of BOQI International Medical, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BOQI International Medical, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2019 and 2018, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring significant losses and has accumulated deficiency in stockholders’ equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ HHC

Forest Hills, New York

May 14, 2020

We have served as the Company’s auditor since 2019.

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash	$36,363	$-
Restricted cash	311	-
Accounts receivable, net	24,840	-
Advances to suppliers	1,252	-
Amount due from related parties	1,350	-
Inventories	707,526	-
Prepayments and other receivables	59,333	-
Assets from discontinued operations	21,218,983	23,050,799

Total current assets	22,049,958	23,050,799

NON-CURRENT ASSETS
Equipment and vehicle, net	38,641	-
Intangible assets, net	7,973,179	-

Total non-current assets	8,011,820	-

TOTAL ASSETS	$30,061,778	$23,050,799

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Convertible promissory notes, net	$107,383	$-
Derivative liabilities	1,272,871	-
Accounts payable, trade	641,927	-
Advances from customers	67,975	-
Amount due to related parties	305,760	177,808
Taxes payable	861	-
Other payables and accrued liabilities	6,044,378	250,943
Liabilities from discontinued operations	13,108,038	12,636,627

Total current liabilities	21,549,193	13,065,378

TOTAL LIABILITIES	21,549,193	13,065,378

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,073,289 and 7,573,289 shares issued and outstanding as of December 31, 2019 and 2018, respectively	9,073	7,573
Additional paid-in capital	15,643,825	12,555,325
Statutory reserves	2,227,634	2,227,634
Accumulated deficit	(10,881,667)	(6,443,102)
Accumulated other comprehensive income	1,683,770	1,788,302
Total BOQI International Medical Inc.’s equity	8,682,635	10,135,732

NONCONTROLLING INTERESTS	(170,050)	(150,311)

Total equity	8,512,585	9,985,421

Total liabilities and equity	$30,061,778	$23,050,799

The accompanying notes are an integral part of the consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2019	2018

REVENUES	$157,978	$-

COST OF REVENUES	304,120	-

GROSS LOSS	(146,142)	-

OPERATING EXPENSES:
Sales and marketing	216,791	-
General and administrative	1,350,147	212,582
Total operating expenses	1,566,938	212,582

LOSS FROM OPERATIONS	(1,713,080)	(212,582)

OTHER EXPENSE
Interest expense, net	(6,340)	-
Other expenses, net	(549,581)	-
Total other expense, net	(555,921)	-

LOSS BEFORE INCOME TAXES	(2,269,001)	(212,582)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	(2,269,001)	(212,582)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	(2,183,278)	(16,787,212)

NET LOSS	(4,452,279)	(16,999,794)
Less: net loss attributable to non-controlling interest	(13,714)	(213,285)
NET LOSS ATTRIBUTABLE TO BOQI INTERNATIONAL MEDICIAL INC.	$(4,438,565)	$(16,786,509)

COMPREHENSIVE LOSS
NET LOSS	$(4,452,279)	$(16,999,794)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(110,557)	(811,597)
TOTAL COMPREHENSIVE LOSS	(4,562,836)	(17,811,391)
Less: comprehensive loss attributable to non-controlling interest	(19,739)	(199,355)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BOQI INTERNATIONAL MEDICIAL INC.	$(4,543,097)	$(17,612,036)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	8,169,179	7,477,399

LOSS PER SHARE
Continuing operations - basic and diluted	$(0.28)	$(0.03)
Discontinued operations - basic and diluted	$(0.26)	$(2.21)
Net loss - basic and diluted	$(0.54)	$(2.24)

The accompanying notes are an integral part of the consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

CONSOLIDATED STATEMENTS OF EQUITY

				Retained		Accumulated
	Common Stock		Additional	earnings		other	Non-
	Number of	Par	Paid-in	(accumulated	Statutory	comprehensive	controlling
	Shares	Value	capital	deficit)	reserves	income	interest	Total
BALANCE, January 1, 2018	7,073,289	$7,073	$12,055,825	$10,343,407	$2,227,634	$2,613,829	$49,044	$27,296,812
Issuance of common shares	500,000	500	499,500	-	-	-	-	500,000
Net loss	-	-	-	(16,786,509)	-	-	(213,285)	(16,999,794)
Foreign currency translation adjustments	-	-	-	-	-	(825,527)	13,930	(811,597)
BALANCE, December 31, 2018	7,573,289	7,573	12,555,325	(6,443,102)	2,227,634	1,788,302	(150,311)	9,985,421
Issuance of common shares	1,500,000	1,500	3,088,500	-	-	-	-	3,090,000
Net loss	-	-	-	(4,438,565)	-	-	(13,714)	(4,452,279)
Foreign currency translation adjustments	-	-	-	-	-	(104,532)	(6,025)	(110,557)
BALANCE, December 31, 2019	9,073,289	$9,073	$15,643,825	$(10,881,667)	$2,227,634	$1,683,770	$(170,050)	$8,512,585

The accompanying notes are an integral part of the consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,269,001)	$(212,582)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	261,983	-
Inventories impairment reserve	184,311	-
Allowance for doubtful accounts	20,969	-
Amortization of discount of convertible promissory notes	104,975	-
Change in derivative liabilities	437,467	-
Change in operating assets and liabilities
Accounts receivable	48,387	-
Advances to suppliers	47,896	-
Inventories	106,440	-
Prepayments and other receivables	93,592	18,000
Accounts payable, trade	(66,627)	-
Advances from customers	(50,140)	-
Taxes payable	(12,768)	-
Other payables and accrued liabilities	(1,925)	-
Net cash used in operating activities from continuing operations	(1,094,441)	(194,582)
Net cash used in operating activities from discontinued operations	(970,351)	(149,388)
Net cash used in operating activities	(2,064,792)	(343,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of the Pharmacy Group	116,976	-

Net cash provided by investing activities from continuing operations	116,976	-
Net cash provided by investing activities from discontinued operations	49,741	-
Net cash provided by investing activities	166,717	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	500,000
Net proceeds from issuance of convertible promissory notes	837,812	-
Amount financed from related parties	178,682	-

Net cash provided by financing activities from continuing operations	1,016,494	500,000
Net cash provided by (used in) financing activities from discontinued operations	819,609	(288,736)
Net cash provided by financing activities	1,836,103	211,264

EFFECT OF EXCHANGE RATE ON CASH	98,646	132,706

INCREASE IN CASH	36,674	-

CASH, beginning of period	-	-

CASH, end of period	$36,674	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$117
Cash paid for interest expense	$-	$388,623

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common share for equity acquisition of the Pharmacy Group	$3,090,000	$-
Intangible assets recognized from equity acquisition of the Pharmacy Group	$8,208,349	$-
Outstanding payment for equity acquisition of the Pharmacy Group	$5,655,709	$-

The accompanying notes are an integral part of the consolidated financial statements

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1.	ORGANIZATION AND BUSINESS BACKGROUND

BOQI International Medical, Inc. (the “Company” or “BIMI”) was incorporated in the State of Delaware in the name of Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to Global Broadcast Group, Inc. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company changed its name to NF Energy Saving Corporation. On December 16, 2019, the Company changed its name to BOQI International Medical Inc., to reflect the Company’s refocus of its business from the energy saving industry to the health care industry. Since March 7, 2012, the common stock of the Company has been traded on the Nasdaq Capital Market.

Until October 14, 2019, the Company, through NF Energy Saving Investment Limited and its subsidiaries (the “NF Group”), has operated in the energy saving enhancement technology industry in the People’s Republic of China (“the PRC”). The Company focused on providing services relating to energy saving technology, optimization design, energy saving reconstruction of pipeline networks and contractual energy management for the electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries in the PRC and the manufacture and sales of energy-saving flow control equipment. In late 2019, the Company committed to a plan to dispose of all its equity interests in the NF Group. On March 31, 2020, the Company entered into a stock purchase agreement (the “NF SPA”) to sell the NF Group (the “NF Group Disposition”). When the NF Group Disposition is closed, the Company will no longer be involved in the energy efficiency enhancement business. Please refer to NOTE 5 for more information related to the NF Group Disposition. As of the date of this report, the NF Group Disposition has not been closed.

On October 14, 2019, the Company acquired 100% of the equity interests in Lasting Wisdom Holdings Limited (“Lasting”), a limited company incorporated under the laws of the British Virgin Islands (“BVI”). Lasting has limited operating activities since incorporation except for holding the ownership interest in Pukung Limited (“Pukung”), a company organized under the laws of Hong Kong. Pukung owns 100% of the equity interest in Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”), a company organized under the laws of the PRC. Xinrongxin owns all the ownership interest of Dalian Boqi Zhengji Pharmacy Chain Co., Ltd., (“Boqi Zhengji”). Boqi Zhengji has a wholly-owned inactive subsidiary, Dalian Boqi Zhengji Bio-Technology Limited. Lasting, Pukung, Xinrongxin and Boqi Zhengji are hereinafter collectively reference as the “Pharmacy Group”.

The Company, through the Pharmacy Group, engages in both retail and wholesale distribution of pharmaceutical and other healthcare products in the PRC. The Pharmacy Group sells its pharmaceutical and other healthcare products to customers through its directly-owned stores and authorized retailer stores. The Pharmacy Group offers a wide range of products, including prescription and OTC drugs, nutritional supplements, traditional Chinese medicines, personal and family care products and medical devices, as well as miscellaneous items. All the Pharmacy Group’s retail pharmacies are located in Dalian City, Liaoning Province, PRC. The Pharmacy Group also distributes its products to third party pharmacies, hospitals and authorized retailers.

On November 20, 2019, Boqi Zhengji was declared by China People’s court as a defaulter and has been included in the national Defaulters List in China.

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest held

NF Energy Saving Investment Limited (“NF Investment”)	British Virgin Island, a limited liability company	Investment holding	100%

NF Energy Equipment Limited (“NF Equipment”)	Hong Kong, a limited liability company	Investment holding	100%

Liaoning Nengfa Weiye Energy Technology Co., Ltd. (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	100%

Liaoning Nengfa Tiefa Import & Export Co., Ltd. (“Nengfa Tiefa Import & Export”)	The PRC, a limited liability company	Development and production of hi-tech and automatic-intelligence valve products	57%

Lasting Wisdom Holdings Limited (“Lasting”)	British Virgin Island, a limited liability company	Investment holding	100%

Pukung Limited (“Pukung”)	Hong Kong, a limited liability company	Investment holding	100%

Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”)	The PRC, a limited liability company	Investment holding	100%

Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Zhengji”)	The PRC, a limited liability company	Retail and wholesale distribution of pharmaceutical and other healthcare products in the PRC	100%

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements the Company incurred significant net losses of $4,452,279 and $16,999,794, and continuing cash out flow of $2,064,792 and $343,970 from operating activities for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had an accumulated deficit of $10,881,667 and working capital of $500,765. In addition, the Company continues to generate operating losses and has limited cash flow from its continuing operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its stockholders or its ability to obtain external financing, and (2) further implement management’s business plan to extend its operations and generate sufficient revenues to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurances to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “US GAAP”). The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

●	Use of estimates

The preparation of the consolidated financial statements in conformity with the US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions made by management include, among others, useful lives and impairment of long-lived assets, collectability of accounts receivable, advances to suppliers allowance for doubtful accounts, reserve of inventory and valuation of derivative liabilities. While the Company believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

●	Cash

Cash consist primarily of cash on hand and cash in banks which is readily available in checking and saving accounts. The Company maintains cash with various financial institutions in the PRC where its accounts are uninsured. The Company has not experienced any losses from funds held in bank accounts and believes it is not exposed to any risk on its cash held in its bank accounts.

●	Restricted cash

Cash that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash account on the Company’s consolidated balance sheet. The Company’s restricted cash balance is the amount deposited in a bank account that was frozen by the local court of Dalian City due to a dispute with a supplier. As of December 31, 2019 and 2018, balances of restricted cash were $311 and $0, respectively.

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $53,182 and $0, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the NF Group’s vendors, such as steel factories and pharmaceutical manufacturers. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from, and payments to, our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If we have difficulty receiving products from a vendor, we would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal actions. We have not taken such legal actions during the reporting periods. If none of these steps are unsuccessful, the management will then determine whether the prepayments should be reserved or written off. As of December 31, 2019 and 2018, the balance allowance for doubtful accounts was $11,716 and $0, respectively.

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. Through the Pharmacy Group, the Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of December 31, 2019 and 2018, the Company recorded allowance for obsolete inventories (the Pharmacy Group’s expired medicine) of $182,258 and $0, respectively.

●	Equipment and vehicles

Equipment and vehicles are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Items	Expected useful lives	Residual value
Office equipment	3 years	5%
Furniture	5 years	5%
Vehicles	4 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Intangible assets

Intangible assets consist primarily of pharmacy store club members, which was recognized at the acquisition of Pharmacy Group, and software of management systems. Intangible assets are stated at cost less accumulated amortization and impairment, if any. Intangible assets are amortized using the straight line method with the following estimated useful lives:

Expected useful lives
Software	10 years
Pharmacy club members	8 years

●	Impairment of long-lived assets

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

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

●	Revenue recognition

We adopted Accounting Standard Codification (“ASC”) Topic 606, Revenues from Contract with Customers (“ASC 606”) for all periods presented. Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods and services, net of value-added tax. The Company determines revenue recognition through the following steps:

●	Identify the contract with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations in the contract; and
●	Recognize revenue when (or as) the entity satisfies a performance obligation.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied by the control of the promised goods and services is transferred to the customers, which at a point in time or over time as appropriate.

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of products and services. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities

●	Cost of revenue

Cost of revenue consists primarily of cost of goods purchased from suppliers plus direct material costs for packaging and storage, direct labor, which are directly attributable to the acquisition and maintaining of products for sales. Cost of revenues also include impairment loss of our products which are obsolete or expired for sale, if any. Shipping and handling costs, associated with the distribution of finished products to customers, are borne by the customers.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the years ended December 31, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2019, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the PRC.

●	Value added tax

Sales revenue represents the invoiced value of goods, net of VAT. All of the Company’s products are sold in the PRC and are subject to a VAT on the gross sales price. The VAT rates range up to 17%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company records a VAT payable net of payments if the VAT payable on the gross sales is larger than VAT paid by the Company on purchase of materials or finished goods; on the other hand, the Company records a VAT deductible in the accompanying financial statements net of any VAT payable at the end of reporting period.

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

●	Convertible promissory notes

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

●	Derivative instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimate and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	2019	2018
Year-end RMB:US$1 exchange rate	6.9762	6.8764
Annual average RMB:US$1 exchange rate	6.8985	6.6146

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided. The Pharmacy Group accrued approximately$20,000 retirement plan costs in 2019.

●	Related parties

Parties, which can be a corporation or individuals, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2019 and 2018, the Company operated in one reportable operating segment in the PRC.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and convertible promissory notes): cash, accounts receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to related parties, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

The carrying amount of cash, restricted deposits, trade receivables, other accounts receivable, bank credit, trade payables and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

●	Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts (other than leases that meet the definition of a short-term lease). It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption assuming the Company will remain an emerging growth company at that date. Early adoption is permitted. In September 2017, the FASB issued ASU No. 2017-13, which to clarify effective dates that public business entities and other entities were required to adopt ASC Topic 842 for annual reporting. A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for annual reporting periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020. ASU No. 2017-13 also amended that all components of a leveraged lease be recalculated from inception of the lease based on the revised after tax cash flows arising from the change in the tax law, including revised tax rates. The difference between the amounts originally recorded and the recalculated amounts must be included in income of the year in which the tax law is enacted. The Company has not early adopted this update and it will become effective on January 1, 2020. The Company is currently evaluating the impact of this new standard on its financial statements and related disclosures.

In January 2017, the Financial Accounting Standard Board (“FASB”) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. The Company does not believe that the adoption of ASU 2017-04 will have a material impact on the Company’s consolidated financial statements.

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

In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities”. The new standard changes how entities evaluate decision-making fees under the variable interest entity guidance. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. The standard should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. The Company expects that the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 is issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be adopted upon the effective date for us beginning July 1, 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

4.	THE ACQUISITION OF THE PHARMACY GROUP

On April 11, 2019, the Company entered into a securities purchase agreement (the “Boqi SPA”) with Lasting and several individual sellers (the “Sellers”) whereby the Company agreed to purchase 100% of the equity interests in Lasting (the “Boqi Acquisition”). Lasting has limited operating activities since incorporation except for holding the ownership interests of Pukung. Pukung owns 100% of the equity interests of Xinrongxin, which owns all the ownership interests of Boqi Zhengji.

The purchase price for the Boqi Acquisition consisted of RMB 40 million (approximately $5,655,709) (the “Boqi Cash Consideration”) and 1.5 million shares of the Company’s common stock (the “Boqi Stock Consideration”, together with the Boqi Cash Consideration, the “Boqi Purchase Price”). The Boqi Cash Consideration is subject to post-closing adjustments. As of the date of this report, the Boqi Stock Consideration was paid in full. The Boqi Cash Consideration is subject to post-closing adjustments based on the performance of Boqi Zhengji and measured by its pharmacy club member headcount and gross profit in 2020.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Boqi Acquisition as of October 14, 2019:

Items	Amount
Assets:
Cash	$116,976
Accounts receivable	59,927
Advances to suppliers	57,237
Amount due from related parties	52,172
Inventories	981,434
Prepayments and other receivables	172,738
Equipment and vehicles	42,762
Intangible assets	21,736
Intangible assets-pharmacy store club members	8,208,349
Liabilities:
Accounts payable, trade	(698,134)
Advances from customers	(115,950)
Amount due to related parties	(707)
Taxes payable	(13,302)
Other payables and accrued liabilities	(139,529)
Total-net assets:	$8,745,709

The fair value of all assets acquired and liabilities assumed, except for intangible assets – the pharmacy store club members, which represent the fair value of the pharmacy store club members that the Pharmacy Group currently has, is the book value of the Pharmacy Group.

The amount of these intangible assets reflects the best estimates of the Company based on the information currently available and is subject to change, including potential adjustments to the Boqi Cash Consideration pursuant to the Securities Purchase Agreement.

The Company estimates that the existing and future customers with pharmacy store club membership will help to generate enough revenue in the next 8 years, and therefore will amortize the intangible assets represented by the pharmacy store club members over 8 years using the straight-line method. Please see NOTE 10 for more information about subsequent adjustments and amortization of such intangible assets.

Boqi Zhengji engages in both retail and wholesale distribution of pharmaceuticals and other healthcare products in the PRC. Boqi Zhengji sells its pharmaceuticals and other healthcare products to customers through its directly-owned stores. It also sells pharmaceuticals and other healthcare products to its authorized retail stores, which sell such products to their own customers. Boqi Zhengji’s offers a wide range of products, including prescription and OTC drugs, nutritional supplements, traditional Chinese medicine, personal and family care products and medical devices, as well as miscellaneous items. All of its retail pharmacies are located in Dalian City, Liaoning Province of the PRC. It also distributes its products to third party pharmacies, hospitals and local distributors.

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

5.	DISCONTINED OPERATION

In late 2019, the Company committed to a plan to dispose of all the NF Group. On March 31, 2020, the Company entered into the NF SPA with respect to the NF Group Disposition. Pursuant to the NF SPA, the aggregate sale price for the NF Group is $10,000,000. The closing of the NF SPA is subject to the satisfaction of certain conditions, including that the representations and warranties of the parties contained in the NF SPA are true and correct in all material respects on the closing date and that applicable consents and approvals required to be obtained by the parties have been obtained and not withdrawn. As of the date of this report, the NF Group Disposition has not closed.

The Company determined that the plan and the subsequent actions taken to dispose of the NF Group qualified as a discontinued operation under the criteria set forth in the ASC 205-20 Presentation of Financial Statements – Discontinued Operation. Upon closing of the sale of the legacy business, the Company will not be involved in the energy efficiency enhancement business any longer.

The carrying amount of the major classes of assets and liabilities of the discontinued operation as of December 31, 2019 and 2018 consist of the following:

	As of December 31,
	2019	2018
Assets from discontinued operation
Current assets:
Cash	$23,645	$17,860
Restricted cash	183,027	179,496
Accounts and retention receivable, net	130,456	1,340,509
Advances to suppliers	81,140	-
Inventories	1,383,226	937,966
Prepayments and other receivables	112,818	131,442

Total current assets	1,914,312	2,607,273

Non-current assets:
Property, plant and equipment, net	16,928,488	17,958,136
Intangible assets, net	2,376,183	2,460,668
Construction in progress	-	24,722

Total assets from discontinued operation	$21,218,983	$23,050,799

Liabilities from discontinued operation
Current liabilities:
Short-term loans	$5,730,914	$5,816,961
Accounts payable, trade	2,351,481	2,782,182
Accounts payable, trade-related parties	-	416,547
Advances from customers	391,464	-
Amount due to related parties	1,542,988	740,225
Taxes payable	1,176,721	1,086,589
Other payables and accrued liabilities	1,914,470	1,794,123

Total current liabilities	13,108,038	12,636,627

Total liabilities	$13,108,038	$12,636,627

The summarized operating results of the discontinued operation included in the Company’s consolidated statements of operations consist of the following:

	For the Year ended December 31,
	2019	2018

Revenues	$1,327,053	$6,542,232
Cost of revenues	1,209,878	6,082,878
Gross profit	117,175	459,354

Operating expenses	1,694,524	16,040,505
Other expense	605,929	1,205,944
Loss before income taxes	(2,183,278)	(16,787,095)

Income taxes	-	117
Net loss from discontinued operations	$(2,183,278)	$(16,787,212)

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

6.	ACCOUNTS RECEIVABLE

The majority of the Company’s pharmacy retail revenues are derived from cash sales, except for sales to the government social security bureaus or commercial health insurance program, which are typically settle once a month. We offer several credit terms to our wholesale customers and to our authorized retailer stores. The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. Due to subsequent collections, the Company reversed an allowance of $12,064 and $0 for the years ended December 31, 2019 and 2018, respectively.

	As of December 31,
	2019	2018

Accounts receivable, cost	$78,022	$-
Less: allowance for doubtful accounts	(53,182)	-
Accounts receivable, net	$24,840	$-

7.	INVENTORIES

Inventories of the Pharmacy Group consisted of the following:

	As of December 31,
	2019	2018

Finished goods, cost	$889,784	$-
Less: impairment allowance	(182,258)	-
	$707,526	$-

All inventories are medicine and medical devices that were manufactured by third parties and sold in our retail pharmacy stores and authorized retail stores. For the years ended December 31, 2019 and 2018, we recorded $184,311 and $0, respectively, of allowance for obsolete inventories was recorded by the Company.

8. PREPAYMENT AND OTHER RECEIVABLES

Prepayment and other receivables represent the amount that the Company prepaid as rent deposits for retail store premises, advances to employees in the ordinary course of business and security deposits. The table below set forth the balances as of December 31, 2019 and 2018.

	As of December 31,
	2019	2018
Rental security deposits	$26,938	$-
Prepaid rental fees	48,490	-
Other receivables	10,906	-
	86,334	-
Less: allowance for doubtful accounts	(27,001)	-
Prepayment and other receivables, net	$59,333	$-

Management valuates the recoverable value of these balances periodically according to the Company’s policy of credit and allowance for doubtful accounts. For the years ended December 31, 2019 and 2018, the Company recorded bad debt expenses of $23,512 and $0, respectively.

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

9.	EQUIPMENT AND VEHICLE

Equipment and vehicles consisted of the following:

	As of December 31,
	2019	2018

Office equipment	$41,127	$-
Furniture	17,529	-
Vehicles	10,536	-
	69,192	-
Less: accumulated depreciation	(30,551)	-
Equipment and vehicles, net	$38,641	$-

Depreciation expenses for the years ended December 31, 2019 and 2018 were $4,767 and $0, respectively.

10.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of December 31,
	2019	2018

Pharmacy store club members (1)	$8,208,349	$-
Sales management system	22,936	-
Financial management system	4,326	-
	8,235,611	-
Less: accumulated amortization	(262,432)	-
Land use right, net	$7,973,179	$-

(1)	Pharmacy store club members, which represented the aggregate fair value of the total number of customers who are pharmacy club members, was recognized at the time of the Boqi Acquisition. Please refer to NOTE 4 for more information related to the Boqi Acquisition. The Company estimated and determined that the intangible assets of the pharmacy store club members would generate revenues in the next 8 years and would be amortized using the straight line method over 8 years. The intangible assets of the pharmacy store club members are subject to impairment testing according to the Company’s accounting policy and information available for the Company. No impairment was reserved for such assets for the year ended December 31, 2019.

Amortization expenses for the years ended December 31, 2019 and 2018 were $257,216 and $0, respectively.

The estimated amortization expenses on these intangible assets in the next five years and thereafter are as follows.

Year ending December 31:
2020	$1,028,832
2021	1,028,832
2022	1,028,832
2023	1,028,832
2024	1,028,832
Thereafter	2,829,019

Total:	$7,973,179

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

11. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

On and after September 27, 2019, the Company entered into 7 identical Security Purchase Agreements (the “Agreements”) with different lenders (the “Holders”), to sell convertible promissory notes (the “Notes”) of the Company to the Holders. Each of these Notes was issued with a term of 12 month, carrying 6% annual interest rate and convertible into the Company’s common stock. According to the Agreements, each Holder has the right during the period beginning on the date which is one hundred eighty (180) calendar days following the date of the Note and ending on the maturity date of the Note, to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of common stock, in respect of the remaining outstanding principal amount of the Note. During the period that these Notes are outstanding, the Company will reserve from its authorized and unissued shares of common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of the common stock upon the full conversion of the Notes issued pursuant to these Agreements.

The following table summarizes the key terms of these Notes:

	Lenders/Holders	Principal	Annual Interest Rate	Maturity Dates	Shares reserved		Convertible Rate
1	Power Up Lending Group Ltd.	$153,000	6%	2020/9/27	324,668	*	65%
2	Power Up Lending Group Ltd.	83,000	6%	2020/10/14	176,127	**	65%
3	CROWN BRIDGE PARTNERS, LLC	101,500	6%	2020/11/15	250,000		65%
4	TFK INVESTMENTS, LLC,	101,500	6%	2020/11/15	250,000		65%
5	LABRYS FUND, LP	254,000	6%	2020/12/13	625,000		65%
6	MORNINGVIEW FINANCIAL, LLC	156,750	6%	2020/12/18	500,000		65%
7	CROWN BRIDGE PARTNERS, LLC	50,750	6%	2020/12/16	250,000		65%
	Total	$900,500			2,375,795

*: The shares needed to be reserved were adjusted from 1,086,390 shares to 324,668 shares on October 31, 2019.

**: The shares needed to be reserved were adjusted from 729,607 shares to 176,127 shares on October 31, 2019.

Upon evaluation, the Company determined that the Agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

An aggravate amount of $898,082 was reported as discount on the convertible notes at issuance dates of the Notes and are being amortized over the life of the Notes. During the years ended December 31, 2019 and 2018, the Company reported $104,975 and $0 as its amortization of discount on the convertible notes. The balance of the Notes was represented as following:

	December 31,
	2019	2018
Convertible note – principal	$900,500	$-
Convertible note – discount	(793,117)	-
	$107,383	$-

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Additionally, the Company accounted for the embedded conversion option liability in accordance with the Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with these standards, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The initial fair value of the embedded conversion option liability associated with each Note was valued using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model are as follows:

December 31, 2019
Dividend yield	0%
Expected volatility	219.43 ~ 219.71%
Risk free interest rate	1.54% ~ 1.57%
Expected life (year)	0.74 ~ 0.96

The value of the conversion option liability underlying the Notes at December 31, 2019 was $1,272,871. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of $437,467 during December 31, 2019.

12.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Amount due from related parties

As of December 31, 2019, the Company reported an amount due of $1,350 from Xi’An Ronghao Medical Co., Ltd. (“Xi’An Ronghao”), a company directly controlled by Ms. Lijun Wang, who is the former CEO of Boqi Zhengji. The amount due from Xi’an Ronghao is free of interest and due on demand, and was incurred before the Boqi Acquisition to help Xi’An Ronghao cover its operational costs in early 2019.

Amounts payable to related parties

As of December 31, 2019 and 2018, the total amounts payable to related parties was $305,760 and $177,808, respectively, which included:

1.	Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and Chairman of the Board of directors of the Company, of $300,362 and $174,256, respectively, free of interest and due on demand. The amount represents the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company in 2019 and 2018.

2.	Amount payable to Mr. Yongjian Zhang, one of the directors of Nengfa Technology, of $4,681 and $3,552 respectively, free of interest and due on demand. The amount was advanced in several transactions for our daily operating expenditures during 2019 and 2018.

3.	Amount payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $717 and $0, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang is reimbursable operating expenses that the Company owned to Mr. Fuqing Zhang before the Boqi Acquisition.

4.	Amount payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $717 and $0, respectively, which is free of interest and due on demand. The amount due to Mr. Fuqing Zhang is reimbursable operating expenses that the Company owned to Mr. Fuqing Zhang during and before the Boqi Acquisition.

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

13.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	As of December 31,
	2019	2018
Salary payable	$121,296	$-
Salary payable – related party (1)	95,862	-
Accrued operating expenses	109,107	250,943
Social security payable	58,183	-
Acquisition payable (2)	5,655,709	-
Other payables	4,221	-
	$6,044,378	$250,943

(1)	On October 1, 2019, the Company employed Mr. Tiewei Song as its Chief Executive Officer with an annual base salary of $500,000, payable in semi-monthly installments. In 2019, Mr. Song’s total pro-rated salary was $124,844. As of December 31, 2019, the Company had paid $28,993 to Mr. Song and owed him salary payments of $95,862.

(2)	In 2019, the Company completed the Boqi Acquisition. In addition to the Boqi Stock Consideration, the Company is obligated to pay the Boqi Cash Consideration of $5,655,709 (or RMB 40,000,000), which is subject to post-closing adjustments. Please refer to NOTE 4 for more information.

14.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of December 31, 2019 and 2018, it had 9,073,289 shares and 7,573,289 shares outstanding, respectively. As of December 31, 2019, the Company reserved a total of 2,375,795 shares of common stock pursuant to the requirements of the Notes.

On March 12, 2018, the Company issued 500,000 shares of its common stock, at the price of $1.00 per share for aggregate consideration of $500,000, to Mr. Yongquan Bi, our Chairman and former CEO.

On April 11, 2019 and October 2, 2019, respectively, the Company issued an aggregate 1,500,000 shares of its common stock to the former shareholders of Lasting as the Boqi Stock Consideration for the Boqi Acquisition. For information related to the Boqi Acquisition please refer to NOTE 4 to the financial statements.

15.	TAXES

Income Taxes

United States of America

BIMI is registered in the State of Delaware and is subject to the tax laws of United States of America.

The Company has no tax position at December 31, 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2019. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

As of December 31, 2019, the operations in the United States of America incurred $5,778,197 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $1,213,421 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands (“BVI”)

The Company’s subsidiaries, NF Investment and Lasting, are incorporated in BVI and are not subject to tax on income or capital gain. In addition, payments of dividends by the Company to their shareholders are not subject to withholding tax in the BVI.

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Hong Kong

The Company’s subsidiaries, NF Equipment and Pukungs are incorporated in Hong Kong and have no operating profit or tax liabilities during the period. NF Equipment and Pukung are subject to tax at 16.5% on the assessable profits arising in or derived from Hong Kong.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2019 and 2018 from our continuing operation is as follows:

	For the year ended December 31,
	2019	2018

Loss before income taxes from operations in the PRC	$(615,336)	$-
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(153,837)	-
Tax effect of non-deductible items	-	-
Valuation allowance of deferred tax assets	153,837	-
Income tax expense	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $153,837 for the year ended December 31, 2019, primarily relating to net operating loss carryforwards from the local tax regime.

Value-Added Tax and Other Withholding and Other Levies

The Company’s products are sold in the PRC and are subject to VAT on the gross sales price. The VAT rates range up to 17%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company for raw materials and other materials included in the cost of producing or acquiring its finished products. The Company records a VAT payable net of payments if the VAT payable on the gross sales is larger than VAT paid by the Company on purchase of materials or finished goods: otherwise, the Company records a VAT deductible in the accompanying financial statements net of any VAT payable at the end of reporting periods. As of December 31, 2019 and 2018, the Company recorded VAT payable of $833 and $0, respectively.

The Company is also subject to other levies such as stamp tax, unban construction tax, additional education tax which are charged by local governments. The rates of such levies are small and vary among the different jurisdictions in which the Company does business. The Company also acts as the personal income tax withholding agent for the salaries paid its employees. As of December 31, 2019 and 2018, the Company recorded other levies and withholding $28 and $0, respectively.

16.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018
Net loss from continuing operation attributable to common shareholders	$(2,269,001)	$(212,582)
Net loss from discontinued operations attributable to common shareholders	(2,169,564)	(16,573,927)
Total net loss attributable to common shareholders	$(4,438,565)	$(16,786,509)

Weighted average common shares outstanding – Basic and diluted	8,169,179	7,477,399

Loss per shares – basic and diluted:
Continuing operations	$(0.28)	$(0.03)
Discontinued operations	(0.26)	(2.21)
Total	$(0.54)	$(2.24)

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

17.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. These benefits are required to accrue for, based on certain percentages of the employees’ salaries. The total contributions accrued for such employee benefits were approximately $20,000 and $0 for the years ended December 31, 2019 and 2018, respectively.

18.	STATUTORY RESERVES

Under the laws of the PRC the Company’s subsidiaries are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

19.	LITIGATIONS

On April 22, 2019, one of NF Energy’s suppliers filed a lawsuit against NF Energy for unpaid outstanding payable of RMB 1,278,181.8. On May 24, 2019, the parties entered into a court-supervised settlement where NF Energy agreed to pay the supplier RMB 1.26 million in total.

On May 17, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 482,771.87. On June 19, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 482,771.87 in total.

On June 26, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payable of RMB 184,490.77. On Sep.12, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 184,490.77 in total.

On July 8, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 64,535. On August 1, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 64,535.00 in total.

On July 10, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 122,360.20. On August 9, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 101,253.40 in total.

On July 18, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 288,440.00. On September 4, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 288,440.00 in total.

On August 25, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 137,449.90. On October 23, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 137,449.90 in total.

On August 25, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 230,281.55. On October 2, 2019, Shenyang Heping District People’s Court ruled that Boqi Zhengji had to pay the outstanding balance RMB 230,281.55 to the supplier within 10 days.

On September 10, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 395,378.90. On October 18, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 395,378.90 plus interest.

None of the above settlement or judgment amounts has been paid as of the date of this report.

20.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

The Company engages in retail and wholesale sales of pharmaceuticals and other healthcare products in the PRC. No customer accounted for 10% or more of total revenues for the years ended December 31, 2019 and 2018. All revenues were generated from customers located in the PRC.

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(b)	Major vendors

For the year ended December 31, 2019, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2019		December 31, 2019
Vendor	Purchases	Percentage of purchases	Accounts payable

Vendor A	$14,836	74%	$91,309
Vendor B	2,110	11%	12,275

	$16,946	85%	103,584

For the year ended December 31, 2018, there were no vendors who accounted for 10% or more of the Company’s purchases.

(c)	Credit risk

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

The Company’s interest-rate risk arises from convertible promissory notes. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2019, convertible promissory notes were at fixed rates.

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

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operation may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The outbreak of COVID-19 pandemic has expanded all over the world since the beginning of 2020, which has greatly slowdown the growth of the global economy, including the PRC, and this effect might be continued until the COVID 2019 was controlled by the human being. The slowdown of the growth of the PRC’s economy might has adversely effect on our current business and future developments if we would not catch the opportunities of the increasing demand of medical from the popular residents.

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

21. Subsequent Event

On February 1, 2020, the Company entered into a stock purchase agreement (the “Guanzan SPA”) with Chongqing Guanzan Technology Co., Ltd., a company organized under the laws of the PRC (“Guanzan”) and Ms. Zhou Li, an individual residing in the PRC (the “Seller”). Pursuant to the Guanzan SPA, the Company, through its wholly owned subsidiary, Xinrongxin, agreed to purchase all the issued and outstanding shares of Guanzan (the “Guanzan Shares”), a pharmaceutical and medical devices distribution business based in Chongqing, the largest city in Southwest region of the PRC, from the Seller (the “Guanzan Acquisition”). The aggregate purchase price for the Guanzan Shares consists of RMB 100,000,000 (approximately $14 million) to be paid by the issuance of 950,000 shares of common stock of the Company (the “Guanzan Stock Consideration”) and the cash payment of RMB 80,000,000 (approximately $ 11.4 million) (the “Guanzan Cash Consideration”). Pursuant to the Guanzan SPA, the Guanzan Stock Consideration was payable at closing and the Guanzan Cash Consideration, which is subject to post-closing adjustments based on the performance of Guanzan in 2020 and 2021, will be paid pursuant to a post-closing payment schedule. On March 18, 2020, the Guanzan Acquisition was closed when the Guanzan Stock Consideration was paid to the Seller in full by the issuance of 950,000 shares of the Company’s common stock.

On and after February 2020, the Company entered into three (3) identical Security Purchase Agreements with different lenders (the “2020 Note Holders”), to sell convertible promissory notes (the “2020 Notes”) of the Company, $633,750 in total, to the 2020 Note Holders. Each of these 2020 Notes was issued with a term of 12 month, carrying 6% annual interest rate and convertible into the Company’s common stock.