Form 10-Q
period 2020-03-31
BOQI International Medical, Inc.
filed 2020-06-29
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 000-50155

BOQI International Medical Inc.
(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 3601, Building A, Harbour View Place, No. 2 Wuwu Road, Zhongshan District, Dalian, Liaoning Province, P. R. China, 116000	116000
(Address of Principal Executive Offices)	(Zip Code)

(+86) 0411-8220-9211
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 26, 2020, the registrant had 10,384,433 shares of common stock, par value $.001 per share, issued and shares outstanding.

EXPLANATORY NOTE

BOQI International Medical Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q after the May 15, 2020 deadline applicable to the Company for the filing of its Form 10-Q in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission under Section 36 of the Securities Exchange Act of 1934, as amended, Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”).

On May 15, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file this Annual Report until this date because of the impact of the quarantine order applicable to our operations in the People’s Republic of China. As a consequence of the quarantine order we experienced great difficulty in timely organizing and collecting information and materials necessary for, and in preparing, our Quarterly Report. Furthermore, our independent auditors had no access to our offices where they typically conduct their review of our interim financial statements.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$175,865	$36,363
Restricted cash	306	311
Accounts receivable, net	1,955,089	24,840
Advances to suppliers	1,021,318	1,252
Amount due from related parties	114,871	1,350
Inventories, net	3,196,034	707,526
Prepayments and other receivables	382,303	59,333
Assets from discontinued operations	20,859,127	21,218,983
Total current assets	27,704,913	22,049,958

NON-CURRENT ASSETS
Deferred tax assets	252,857	-
Property, plant and equipment, net	735,473	38,641
Intangible assets, net	7,715,653	7,973,179
Goodwill	6,443,170	-
Total non-current assets	15,147,153	8,011,820

TOTAL ASSETS	$42,852,066	$30,061,778

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$832,733	$-
Long-term loans due within one year	248,813	-
Convertible promissory note, net	402,341	107,383
Derivative liability	2,265,117	1,272,871
Accounts payable, trade	3,792,127	641,927
Advances from customers	1,162,480	67,975
Amount due to related parties	364,799	305,760
Taxes payable	352,246	861
Other payables and accrued liabilities	11,050,781	6,044,378
Liabilities from discontinued operations	13,241,724	13,108,038
Total current liabilities	33,713,161	21,549,193

Long-term loans - noncurrent portion	185,417	-

TOTAL LIABILITIES	33,898,578	21,549,193

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,023,289 and 9,073,289 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	10,023	9,073
Additional paid-in capital	18,359,875	15,643,825
Statutory reserves	2,227,634	2,227,634
Accumulated deficit	(13,076,542)	(10,881,667)
Accumulated other comprehensive income	1,561,188	1,683,770
Total BOQI International Medical Inc.'s equity	9,082,178	8,682,635

NONCONTROLLING INTERESTS	(128,690)	(170,050)

Total equity	8,953,488	8,512,585

Total liabilities and equity	$42,852,066	$30,061,778

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019

REVENUES	$426,898	$-

COST OF REVENUES	461,782	-

GROSS LOSS	(34,884)	-

OPERATING EXPENSES:
Sales and marketing	118,746	-
General and administrative	1,632,707	122,614
Total operating expenses	1,751,453	122,614

LOSS FROM OPERATIONS	(1,786,337)	(122,614)

OTHER EXPENSE, NET
Interest expense, net	(21,675)	-
Other expense, net	(18,425)	-
Total other expense, net	(40,100)	-

LOSS BEFORE INCOME TAXES	(1,826,437)	(122,614)

PROVISION FOR INCOME TAXES	1,268	-

NET LOSS FROM CONTINUING OPERATIONS	(1,827,705)	(122,614)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations	(374,486)	(419,834)

NET LOSS	(2,202,191)	(542,448)
Less: net income (loss) attributable to noncontrolling interest	(7,316)	25,146
NET LOSS ATTRIBUTABLE TO BOQI INTERNATIONAL MEDICIAL INC.	$(2,194,875)	$(567,594)

COMPREHENSIVE LOSS
NET LOSS	$(2,202,191)	$(542,448)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(120,201)	231,927
TOTAL COMPREHENSIVE LOSS	(2,322,392)	(310,521)
Less: comprehensive income (loss) attributable to noncontrolling interest	(4,935)	13,377
COMPREHENSIVE LOSS ATTRIBUTABLE TO BOQI INTERNATIONAL MEDICIAL INC.	$(2,317,457)	$(323,898)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	9,271,641	7,573,289

LOSS PER SHARE
Continuing operations - basic and diluted	$(0.20)	$(0.02)
Discontinued operations - basic and diluted	$(0.04)	$(0.05)
Net loss - basic and diluted	$(0.24)	$(0.07)

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,827,705)	$(122,614)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	261,920	-
Inventories impairments reserves	119,342	-
Reverse of allowance for doubtful accounts	(7,854)	-
Amortization of discount of convertible promissory notes	294,958	-
Change in derivative liabilities	399,022	-
Change in operating assets and liabilities
Accounts receivable	(101,128)	-
Advances to suppliers	196,821	-
Inventories	(1,699,171)	-
Prepayments and other receivables	(237,205)	(121,500)
Accounts payable, trade	1,894,663	-
Advances from customers	(248,329)	110,785
Taxes payable	(52,560)	-
Other payables and accrued liabilities	209,960	-
Net cash used in operating activities from continuing operations	(797,266)	(133,329)
Net cash provided by (used in) operating activities from discontinued operations	(1,513)	501,241
Net cash provided by (used in) operating activities	(798,779)	367,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of Guanzan Group	95,220	-
Net cash provided by investing activities from continuing operations	95,220	-
Net cash provided by investing activities from discontinued operations	-	-
Net cash provided by investing activities	95,220	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible promissory notes	593,224	-
Amount financed from related parties	250,112	133,329
Net cash provided by financing activities from continuing operations	843,336	133,329
Net cash used in financing activities from discontinued operations	-	(238,389)
Net cash provided by (used in) financing activities	843,336	(105,060)

EFFECT OF EXCHANGE RATE ON CASH	(280)	(262,852)

INCREASE IN CASH	139,497	-

CASH AND CASH EQUIVALENTS, beginning of period	36,674	-

CASH AND CASH EQUIVALENTS, end of period	$176,171	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest expense, net of capitalized interest	$-	$88,264

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common shares for the equity acquisition of the Guanzan Group	$2,717,000	$-
Goodwill recognized from the equity acquisition of the Boqi Group	$6,443,170	$-
Outstanding payment for the equity acquisition of the Guanzan Group	$4,414,119	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

Until October 14, 2019, the Company, through NF Energy Saving Investment Limited and its subsidiaries (the “NF Group”), operated in the energy saving enhancement technology industry in the People’s Republic of China (“the PRC”). The NF Group focused on providing services relating to energy saving technology, optimization design, energy saving reconstruction of pipeline networks and contractual energy management for the electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries in the PRC and the manufacture and sales of energy-saving flow control equipment. In late 2019, the Company committed to a plan to dispose of all its equity interests in the NF Group and on March 31, 2020, the Company entered into a stock purchase agreement (the “NF SPA”) to sell the NF Group (the “NF Group Disposition”). Please refer to NOTE 5 for more information related to the NF Group Disposition. The NF Group Disposition was closed on June 23, 2020.

On October 14, 2019, the Company acquired 100% of the equity interests in Lasting Wisdom Holdings Limited (“Lasting”), a limited company incorporated under the laws of the British Virgin Islands (“BVI”). Lasting has limited operating activities since incorporation except for holding the ownership interest in Pukung Limited (“Pukung”), a company organized under the laws of Hong Kong. Pukung owns 100% of the equity interest in Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”), a company organized under the laws of the PRC. Xinrongxin owns all the ownership interest of Dalian Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Zhengji”). On March 18, 2020, the Company, through its wholly owned subsidiary, Xinrongxin, acquired 100% of the equity interests in Chongqing Guanzan Technology Co., Ltd. (“Guanzan”). Guanzan holds an 80% equity interest in Chongqing Shude Pharmaceutical Co., Ltd. (“Shude,” collectively with Guanzan, the “Guanzan Group”). Lasting, Pukung, Xinrongxin, Boqi Zhengji and the Guanzan Group are hereinafter collectively reference as the “Pharmacy Group”.

The Pharmacy Group engages in both retail and wholesale distribution of pharmaceutical and other healthcare products in the PRC. The Pharmacy Group sells its pharmaceutical and other healthcare products to customers through its directly-owned stores and authorized retailer stores. The retail segment of the Pharmacy Group offers a wide range of products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicines, personal and family care products and medical devices, as well as miscellaneous items. All the Pharmacy Group’s retail pharmacies are located in Dalian City, Liaoning Province, PRC. The wholesale segments of the Pharmacy Group operate under the umbrella of the Guanzan Group and are engaged in the distribution of medical devices and generic drugs.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest held

NF Energy Saving Investment Limited (“NF Investment”)	British Virgin Island, a limited liability company	Investment holding	100%

NF Energy Equipment Limited (“NF Equipment”)	Hong Kong, a limited liability company	Investment holding	100%

Liaoning Nengfa Weiye Energy Technology Co., Ltd. (“Nengfa Energy”)	The PRC, a limited liability company	Production of a variety of industrial valve components which are widely used in water supply and sewage system, coal and gas fields, power generation stations, petroleum and chemical industries in the PRC	100%

Liaoning Nengfa Tiefa Import & Export Co., Ltd. (“Nengfa Tiefa Import & Export”)	The PRC, a limited liability company	Development and production of hi-tech and automatic-intelligence valve products	57%

Lasting Wisdom Holdings Limited (“Lasting”)	British Virgin Island, a limited liability company	Investment holding	100%

Pukung Limited (“Pukung”)	Hong Kong, a limited liability company	Investment holding	100%

Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”)	The PRC, a limited liability company	Investment holding	100%

Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Zhengji”)	The PRC, a limited liability company	Retail and wholesale distribution of pharmaceutical and other healthcare products in the PRC	100%

Chongqing Guanzan Technology Co., Ltd. (“Guanzan”)	The PRC, a limited liability company	Wholesale of distribution of medical devices in the PRC	100%

Chongqing Shude Pharmaceutical Co., Ltd.	The PRC, a limited liability company	Wholesale of distribution of generic drugs in the PRC	80%

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred significant net losses of $2,194,875 and $567,594, and cash outflow of $798,779 and cash inflow $367,912 from operating activities for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had an accumulated deficit of $13 million and negative working capital of $6 million. In addition, the Company continues to generate operating losses and has limited cash flow from its continuing operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its stockholders or external financing, and (2) further implement management’s business plan to extend its operations and generate sufficient revenues and cash flow to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurance to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain its operations.

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

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2019 previously filed with the SEC on May 14, 2020.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2020 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2020 and 2019, and its unaudited condensed consolidated cash flows for the three months ended March 31, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Use of estimates

The preparation of these condensed consolidated financial statements in conformity with the US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions made by management include, among others, useful lives and impairment of long-lived assets, collectability of accounts receivable, advances to suppliers allowance for doubtful accounts, reserve of inventory, fair value of goodwill and valuation of derivative liabilities. While the Company believes that the estimates and assumptions used in the preparation of these condensed consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

●	Reclassification

Certain prior year balances were reclassified to conform to the current period presentation, which mainly reflect the presentation of the discontinued operation of the NF Group. Except for the assets and liabilities of the NF Group which were reclassified as discontinued assets or liabilities and presented as current assets or liabilities in the consolidated balance sheets, there was no other impacts on reported financial position or cash flows for any of the periods presented.

●	Cash

Cash consists primarily of cash on hand and cash in banks which is readily available in checking and saving accounts. The Company maintains cash with various financial institutions in the PRC where its accounts are uninsured. The Company has not experienced any losses from funds held in bank accounts and believes it is not exposed to any risk on its bank accounts.

●	Restricted cash

Cash that is restricted as to withdrawal or use under the terms of certain contractual agreements or orders are recorded in a restricted cash account in the Company’s unaudited interim condensed consolidated balance sheet. The Company’s restricted cash balance is the amount of cash deposited in the Company’s bank account that was subject to an attachment order by a local court of Dalian City due to a dispute with a supplier. As of March 31, 2020 and December 31, 2019, balances of restricted cash were $306 and $311, respectively.

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest, which due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For those receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $1,039,725 and $53,182, respectively.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and upstream medicine dealers. We typically prepay for the purchase of our selling merchandises, especially for those salable, scarce, personalized medicine or medical devices. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from, and payments to, our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If we have difficulty receiving products from a vendor, we would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal actions. We have not taken such type of legal actions during the reporting periods. If none of these steps are successful, the management will then determine whether the prepayments should be reserved or written off. As of March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $18,409 and $11,716, respectively.

●	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a weighted average method. The Company carries out physical inventory counts on a monthly basis at each store directly-owned and those warehouses for temporary storage of our selling merchandises. The Company reviews historical sales activity quarterly to identify if any excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated net realizable value, or obsolescence of inventories determined principally by customer demand and the maturity period of the merchandises. As of March 31, 2020 and December 31, 2019, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $297,011 and $182,258, respectively.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Building	20 years	5%
Office equipment	3 years	5%
Furniture	5 years	5%
Vehicles	4 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Intangible assets

Intangible assets consist primarily of pharmacy store club members, which was recognized at the acquisition of the Pharmacy Group, and software of management systems. Intangible assets are stated at cost less accumulated amortization and impairment, if any. Intangible assets are amortized using the straight line method with the following estimated useful lives:

Expected useful lives
Software	10 years
Pharmacy club members	8 years

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Goodwill

Goodwill represents the excess of the purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of an acquired business. In accordance with ASC 350, Goodwill and Other Intangible Assets, recorded goodwill amounts are not amortized, but rather are tested for impairment annually or more frequently if there are indicators of impairment present.

Goodwill is tested for impairment at the reporting unit level on at least an annual basis or when an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. These events or circumstances include a significant change in stock prices, business environment, legal factors, financial performances, competition, or events affecting the reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The estimation of fair value of reporting unit using a discounted cash flow methodology also requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, estimation of the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the reporting unit.

Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill will be reassigned based on the relative fair value of each of the affected reporting units.

●	Impairment of long-lived assets and intangibles

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

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied by the control of the promised goods and services is transferred to the customers, which at a point in time or over time as appropriate.

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of products. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities

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

For the three months ended March 31, 2020 and 2019, the Company did not incur any interest or penalties associated with tax positions. As of March 31, 2020, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts all of its business in the PRC and is subject to tax in this jurisdiction. As a result of its corporate structure the Company files tax returns that are subject to examination by a foreign tax authority.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Value added tax

Sales revenue represents the invoiced value of goods sold, net of VAT. All of the Company’s products that are sold in the PRC are subject to a VAT on the gross sales price. The VAT rates range up to 17%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on its purchase activities of merchandises, raw materials, utilities, and other materials which cost was included in the cost of producing or acquiring its products for sales. The Company records a VAT payable net of payments if the VAT payable on the gross sales is larger than VAT paid by the Company on purchase of finished goods; on the other hand, the Company records a VAT deductible in the accompanying financial statements net of any VAT payable at the end of reporting period.

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

The Company has entered into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

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

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2020	March 31, 2019
Period-end RMB:US$1 exchange rate	7.0851	7.0729
Three months end average RMB:US$1 exchange rate	6.9790	6.8541

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the three months ended March 31, 2020, the Company operated in three reportable segments: retail pharmacy, wholesale medicine and wholesale medical devices in the PRC.

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

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amount of cash, restricted cash, accounts receivable, other receivable, bank credit, accounts payable and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

●	Recent accounting pronouncements

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 is a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This standard will become effective and be adopted by companies of which a new fiscal year starts after July 1, 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

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

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	THE ACQUISITION OF THE GUANZAN GROUP

On February 1, 2020, the Company, Xinrongxin, Ms. Li Zhou (“Ms. Zhou”) and Guanzan entered into a stock purchase agreement (the “Guanzan SPA”). Pursuant to the Guanzan SPA, the Company agreed to purchase all the issued and outstanding shares of Guanzan (the “Guanzan Shares”) from Ms. Zhou for RMB 100,000,000 (approximately $14,285,714), to be paid by the issuance of 950,000 shares of the Company’s common stock (the “Guanzan Stock Consideration”) and the payment of RMB 80,000,000 in cash (the “Guanzan Cash Consideration”) (the “Guanzan Acquisition”). The Guanzan Stock Consideration was payable at closing and the Guanzan Cash Consideration, which is subject to post-closing adjustments based on the performance of Guanzan in the years ending December 31, 2020 and 2021, will be paid pursuant to a post-closing payment schedule.

The transaction closed on March 18, 2020. Upon the closing, the Guanzan Shares were transferred to and recorded under the name of Xinrongxin and the Guanzan Stock Consideration was paid to Ms. Zhou. The Guanzan Cash Consideration has not been paid as of the date of this report.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Guanzan Acquisition as of March 18, 2020:

Items	Amount
Assets
Cash	$95,220
Accounts receivable	1,835,981
Advances to suppliers	1,222,986
Amount due from related parties	410,943
Inventories	950,225
Prepayments and other receivables	90,256
Property, plant and equipment	707,289
Intangible assets	254,737
Goodwill	6,443,170
Liabilities
Short-term bank borrowings	(838,926)
Long-term loans due within one year	(250,663)
Accounts payable, trade	(1,303,399)
Advances from customers	(1,350,126)
Amount due to related parties	(106,720)
Taxes payable	(406,169)
Other payables and accrued liabilities	(390,594)
Long-term loans – noncurrent portion	(186,796)
Non-controlling interests	(46,295)
Total-net assets	$7,131,119

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Guanzan Group. Goodwill represent the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Guanzan Group at the acquisition date. Upon the Guanzan Acquisition, the Company recognized non-controlling interest in Shude in the amount of $46,295, representing the 20% non-controlling equity interest in Shude.

Guanzan is a distributor of medical devices whose customers are primarily drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest of China. Guanzan holds business licenses in the PRC such as a Business Permit for Medical Devices and a Recordation Certificate for Business Activities Involving Class II Medical Devices, etc., which qualify Guanzan to engage in the distribution of medical devices in the PRC.

Shude is a pharmaceutical distributor that markets generic drugs. Shude’s customers include a wide range of clinics, private and public hospitals and pharmacies in the PRC. Shude holds Chinese business licenses such as a Business Permit for Medical Devices and a Drug Wholesale Distribution License, which qualify Shude to engage in the distribution of medicines and medical devices in China.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	DISCONTINED OPERATION

In late 2019, the Company committed to a plan to dispose of all the NF Group and on March 31, 2020 entered into the NF SPA with respect to the NF Group Disposition. Pursuant to the NF SPA, the aggregate sale price for the NF Group is $10,000,000. The closing of the NF SPA is subject to the satisfaction of certain conditions, including that the representations and warranties of the parties contained in the NF SPA are true and correct in all material respects on the closing date and that applicable consents and approvals required to be obtained by the parties have been obtained and not withdrawn.

The Company determined that the plan and the subsequent actions taken to dispose of the NF Group qualified as a discontinued operation under the criteria set forth in the ASC 205-20 Presentation of Financial Statements – Discontinued Operation. The NF Group Disposition closed on June 23, 2020, at which time the Company received banker’s acceptance bills (Chinese bank instruments that are payable by a bank and transferrable by endorsement) in an aggregate amount of RMB 70,180,000 (approximately $10 million), from the buyer. Upon closing, the Company ceased to be involved in the energy efficiency enhancement business.

The carrying amount of the major classes of assets and liabilities of the discontinued operation as of March 31, 2020 and December 31, 2019 consist of the following:

	March 31, 2020	December 31, 2019
Assets from discontinued operation
Current assets:
Cash	$21,791	$23,645
Restricted cash	180,214	183,027
Accounts and retention receivable, net	107,707	130,456
Advances to suppliers	76,868	81,140
Inventories	1,358,634	1,383,226
Prepayments and other receivables	105,959	112,818
Total current assets	1,851,173	1,914,312

Non-current assets:
Property, plant and equipment, net	16,668,293	16,928,488
Intangible assets, net	2,339,661	2,376,183
Total assets from discontinued operation	$20,859,127	$21,218,983

Liabilities from discontinued operation
Current liabilities:
Short-term loans	$5,642,828	$5,730,914
Accounts payable, trade	2,315,339	2,351,481
Advances from customers	383,132	391,464
Amount due to related parties	1,519,272	1,542,988
Taxes payable	1,208,942	1,176,721
Other payables and accrued liabilities	2,172,211	1,914,470
Total current liabilities	13,241,724	13,108,038
Total liabilities	$13,241,724	$13,108,038

The summarized operating results of the discontinued operation included in the Company’s unaudited interim condensed consolidated statements of operations consist of the following:

	For the Three Months ended March 31,
	2020	2019

Revenues	$8,633	$578,712
Cost of revenues	3,432	430,676
Gross profit	5,201	148,036

Operating expenses	219,402	398,902
Other expense	160,285	168,968
Loss before income taxes	(374,486)	(419,834)

Income taxes	-	-
Net loss from discontinued operations	$(374,486)	$(419,834)

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	ACCOUNTS RECEIVABLE

The majority of the Company’s retail pharmacy revenues are derived from cash sales, except for sales charged to the government social security bureaus or commercial health insurance program, which are typically settle once a month. We offer several credit terms to our wholesale customers and also to our authorized retailer stores. Accounts receivable consist of as follow:

	March 31, 2020	December 31, 2019
Accounts receivable, cost	$2,994,814	$78,022
Less: allowance for doubtful accounts	(1,039,725)	(53,182)
Accounts receivable, net	$1,955,089	$24,840

The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. Due to subsequent collections, the Company reversed an allowance of $8,720 and $0 for the three months ended, March 31, 2020 and 2019, respectively.

7.	ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandises for sale in the ordinary course of business. As of March 31, 2020 and December 31, 2019, the Company reported advances to suppliers as follow:

	March 31, 2020	December 31, 2019
Advances to suppliers, cost	$1,039,727	$12,968
Less: allowance for doubtful accounts	(18,409)	(11,716)
Advances to suppliers, net	$1,021,318	$1,252

No bad debt expenses were accrued for doubtful accounts relating to advances to suppliers for the three months ended March 31, 2020 and 2019, respectively.

8.	INVENTORIES

The Pharmacy Group’s inventories consist of medicine and medical devices that were purchased from third parties and sold in our retail pharmacy stores and wholesale to third party pharmacies, clinics, hospitals, etc. Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Medicine	$3,249,103	$889,784
Medical devices	243,942	-
Sub-total	3,493,045	889,784
Less: allowance for obsolete and expired inventory	(297,011)	(182,258)
	$3,196,034	$707,526

For the three months ended March 31, 2020 and 2019, respectively, the Company accrued an allowance of $119,342 and $0 for obsolete and expired items.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for both retail stores and office space premises, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020	December 31, 2019
Deposit for rental	$27,653	26,938
Prepaid rental fee	17,675	48,490
Deposit for purchase of medical devices	39,943	-
Prepaid r professional services	99,750	-
VAT deductible	195,742	-
Reimbursable travel expenses	32,380	-
Other	5,205	10,906
	418,348	86,334
Less: allowance for doubtful accounts	(36,045)	(27,001)
Property, plant and equipment, net	$382,303	59,333

Management evaluates the recoverable value of these balances periodically in accordance with the Company’s policies. For the three months ended March 31, 2020 and 2019, the Company reversed an allowance for doubtful accounts of $866 and $0, respectively.

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Building	$713,327	$-
Office equipment	74,875	41,127
Furniture	17,260	17,529
Vehicle	27,379	10,536
	832,841	69,192
Less: accumulated depreciation	(97,368)	(30,551)
Property, plant and equipment, net	$735,473	$38,641

Depreciation expense for the three months ended March 31, 2020 and 2019 were $4,712 and $0, respectively.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
Pharmacy store club members *	$8,208,349	$8,208,349
Sales management system	22,583	22,936
Financial management system	4,259	4,326
	8,235,191	8,235,611
Less: accumulated amortization	(519,538)	(262,432)
Intangible assets, net	$7,715,653	$7,973,179

*	Pharmacy store club members, which represented the aggregate fair value of the total number of customers who are pharmacy club members, was recognized in the acquisition of Boqi Zhengji which closed on October 14, 2019. The Company estimated and determined that the intangible assets of the pharmacy store club members would generate revenues in the next 8 years and would be amortized using the straight line method over 8 years. The intangible assets of the pharmacy store club members are subject to impairment testing according to the Company’s accounting policy and information available for the Company. No impairment was reserved for such assets for the three months ended March 31, 2020.

Amortization expenses for the three months ended March 31, 2020 and 2019 were $257,208 and $0, respectively.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Year ending December 31:	Amount
2020	$771,592
2021	1,028,789
2022	1,028,789
2023	1,028,789
2024	1,028,789
Thereafter	2,828,905
Total:	$7,715,653

12.	GOODWILL

The goodwill associated with the Guanzan Acquisition of $6,443,170 was initially recognized at the acquisition closing date of March 18, 2020. Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed to the two-step goodwill impairment test. At March 31, 2020 and December 31, 2019, goodwill was $6,443,170 and $0, respectively. No impairment loss was recorded for the three months ended March 31, 2020 and 2019.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	LOANS

The following loans were assumed upon the acquisition of the Guanzan Group on March 18, 2020.

Short-term loans

	March 31, 2020	December 31, 2019
In March 2020, Guanzan entered in a loan agreement with Chongqing Nan'an Zhongyin Fuden Village Bank Co. LTD to borrow RMB 1,000,000, at a fixed annual interest rate of 8.0 % and due on March 1, 2021. The loan was jointly guaranteed by Shude, Mr. Xiaoping Wang, Guanzan’s CEO and the Company’s COO, and Ms. Zhou, the former record owner of Guanzan. Mr. Wang and Ms. Zhou are husband and wife.	$141,141	$-

In December 2019, Guanzan entered into a loan agreement with Postal Savings Bank of China to borrow RMB 4,900,000, at a fixed annual interest rate of 5.7% and due on December 22, 2020. The loan was guaranteed by Mr. Wang and Ms. Zhou. Guanzan also pledged its office building as a collateral.	691,592	-

Total	$832,733	$-

For the three months ended March 31, 2020 and 2019, interest expense on short-term loans amounted to $1,612 and $0, respectively.

Long-term loans

	March 31, 2020	December 31, 2019
In March 2018, Guanzan entered into a loan agreement with Standard Chartered Bank ("SCB") to borrow RMB 1,660,000 at a fixed monthly interest rate of 1.33% and due on May 4, 2021.	$96,896	$-

In October 2017, Guanzan entered into a loan agreement with Chongqing Gaoxinlong Micro-credit Co., Ltd. to borrow RMB 1,000,000 at a fixed monthly interest rate of 1.55% and due on November 2, 2020.	39,341	-

In November 2019, Shude entered into a loan agreement with SCB for to borrow RMB 1,220,000 at a fixed monthly interest rate of 1.38% and due on December 3, 2022.	160,852	-

In January 2020, Shude entered into a loan agreement with We Bank to borrow RMB 1,060,000 at a fixed monthly nominal interest rate of 1.02% and due on January 2, 2022.	137,141	-
Subtotal of long-term loans	434,230	-
Less: current portion	(248,813)	-
Long-term loans – noncurrent portion	$185,417	$-

For the three months ended March 31, 2020 and 2019, interest expense on long-term loans amounted to $2,555 and $0, respectively.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

On and after September 27, 2019, the Company entered into a series of identical security purchase agreements (the “Agreements”) with a number of lenders (the “Holders”), to sell convertible promissory notes (the “Notes”) of the Company to the Holders. Each of these Notes was issued with a term of 12 month, carrying 6% annual interest rate and convertible into the Company’s common stock. According to the Agreements, each Holder has the right during the period beginning on the date which is one hundred eighty (180) calendar days following the date of the Note and ending on the maturity date of the Note, to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of common stock, in respect of the remaining outstanding principal amount of the Note. During the period that these Notes are outstanding, the Company will reserve from its authorized and unissued shares of common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of the common stock upon the full conversion of the Notes issued pursuant to these Agreements.

The following table summarizes the key terms of these Notes:

	Lenders/Holders	Principal	Annual Interest Rate	Maturity Dates	Shares reserved		Convertible Rate
1	Power Up Lending Group Ltd.	$153,000	6%	9/27/2020	324,668	*	65%
2	Power Up Lending Group Ltd.	83,000	6%	10/14/2020	176,127	**	65%
3	CROWN BRIDGE PARTNERS, LLC	101,500	6%	11/15/2020	250,000		65%
4	TFK INVESTMENTS, LLC,	101,500	6%	11/15/2020	250,000		65%
5	LABRYS FUND, LP	254,000	6%	12/13/2020	934,110	***	65%
6	MORNINGVIEW FINANCIAL, LLC	156,750	6%	12/18/2020	500,000		65%
7	CROWN BRIDGE PARTNERS, LLC	50,750	6%	12/16/2020	250,000		65%
8	BHP Capital NY Inc.	183,750	6%	02/13/2021	450,000		65%
9	FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	200,000	6%	02/13/2021	500,000		65%
10	Platinum Point Capital LLC	250,000	6%	02/27/2021	1,061,232		65%
	Total	$1,534,250			4,696,137

*: The number of shares reserved was adjusted from 1,086,390 shares to 324,668 shares on October 31, 2019.

**: The number of shares reserved was adjusted from 729,607 shares to 176,127 shares on October 31, 2019.

***: The number of shares reserved was adjusted from 625,000 shares to 934,110 shares on January 23, 2020.

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

An aggregate amount of $1,531,842 was reported as discount on the convertible notes at the issuance dates of the Notes and are being amortized over the life of the Notes. During the three months ended March 31, 2020 and 2019, the Company amortized $294,958 and $0 of discount on the Notes. The balance of the Notes was presented as following:

	March 31, 2020	December 31, 2019
Convertible note – principal	$1,534,250	$900,500
Convertible note – discount	(1,131,909)	(793,117)
	$402,341	$107,383

On April 6 and April 7, 2020, respectively, Power Up Lending Group Ltd. (“Power Up”), converted the full amount of a Note having a principal amount of $153,000 plus interest into 113,775 shares of the Company’s common stock.

On April 21, 2020, Power Up converted the full amount of another Note having a principal amount of $83,000 plus interest into 55,144 shares of the Company’s common stock.

On June 18, 2020, CROWN BRIDGE PARTNERS, LLC converted $27,027 of a Note having a principal amount of $101,500 plus interest into 18,000 shares of the Company’s common stock.

On June 19, 2020, LABRYS FUND, LP converted the full amount of a Note having a principal amount $254,000 plus interest into 174,225 shares of the Company’s common stock.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company accounted for the embedded conversion option liability in accordance with the Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with these standards, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The fair value of the embedded conversion option liability associated with each Note was valued using the Black-Scholes model. The key assumptions used in the Black-Scholes option pricing model are as follows:

	March 31, 2020	December 31, 2019
Dividend yield	$0%	$0%
Expected volatility	217.31% ~ 225.73%	219.43% ~ 219.71%
Risk free interest rate	0.15% ~ 0.17%	1.54% ~ 1.57%
Expected life (year)	0.49 ~0.91	0.74 ~ 0.96

The value of the conversion option liability underlying the Notes as of March 31, 2020 and December 31, 2019 was $2,265,117 and $1,272,871, respectively. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of $399,022 and $0 for the three months ended March 31, 2020 and 2019, respectively.

15.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Salary payable	$165,183	$121,296
Salary payable – related party (1)	219,388	95,862
Sales commission payable	369,923	-
Accrued interest expense	45,658	4,829
Accrued operating expenses	116,123	104,278
Social security payable	57,365	58,183
Acquisition payable (2)	10,069,828	5,655,709
Other payables	7,313	4,221
	$11,050,781	$6,044,378

(1)	On October 1, 2019, the Company employed Mr. Tiewei Song as its Chief Executive Officer with an annual base salary of $500,000, payable in semi-monthly installments. The Company accrued $250,000 for Mr. Song’s salary and paid him $28,993 (subject to exchange rate adjustment) during 2019.

(2)

Acquisition payable included:

a.      In October 2019, the Company completed the acquisition of the Boqi Zhengji. In addition to the issuance of 1,500,000 shares of the Company’s common stock, the Company is obligated to pay approximately $5,655,709 (or RMB 40,000,000) in cash, which is subject to post-closing adjustments.

b.    In March 2020, the Company completed the Guanzan Acquisition. In addition to the issuance of 950,000 shares of the Company’s common stock, the Company is obligated to pay approximately $4,414,119, which is subject to post-closing adjustments based on the performance of the Guanzan Group in 2020 and 2021. The fair value of the cash consideration payable has been calculated in conformance with FASB ASC 805-10.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Amount due from related parties

As of March 31, 2020, $114,871 was due from Mr. Xiaoping Wang, Guanzan’s CEO and the Company’s COO. The amount due, which was outstanding prior to the Guanzan Acquisition was free of interest and due on demand. This amount due was repaid in full by May 22, 2020.

As of December 31, 2019, $1,350 was due from Xi’An Ronghao Medical Co., Ltd. (“Xi’An Ronghao”), a company directly controlled by Ms. Lijun Wang, who is the former CEO of Boqi Zhengji. The amount due from Xi’an Ronghao is free of interest and due on demand, and was incurred before the acquisition of the Pharmacy Group to help Xi’An Ronghao cover its operational costs in early 2019. This amount was repaid during the first quarter of 2020.

Amounts payable to related parties

As of March 31, 2020 and December 31, 2019, the total amounts payable to related parties was $364,799 and $305,760, respectively, which included:

1.	Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and current Chairman of the Board of directors of the Company, of $350,944 and $300,362, respectively, free of interest and due on demand. The amount represents the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018.

2.	Amount payable to Mr. Yongjian Zhang, one of the directors of Nengfa Energy, of $4,681 and $4,681 respectively, free of interest and due on demand. The amount was advanced in several transactions for our daily operating expenditures since 2018.

3.	Amount payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $706 and $717, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang is reimbursable operating expenses that the Company owned to Mr. Fuqing Zhang during and before the acquisition the Pharmacy Group.

4.	Amount payable to Mr. Tiewei Song, the Chief Executive Officer of the Company of $8,468 and $0, respectively, which is free of interest and due on demand. The amount due to Mr. Tiewei Song is for advances to the Company for the payment of daily operating expenses.

17.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of March 31, 2020 and December 31, 2019, it had 10,023,289 shares and 9,073,289 shares outstanding, respectively. As of March 31, 2020, the Company reserved a total of 4,696,137 shares of common stock for future issuance pursuant to the requirements of the Notes.

On April 20, 2019 and October 7, 2019, respectively, the Company issued an aggregate of 1,500,000 shares of its common stock as a part of the consideration for the acquisition of Boqi Zhengji.

On March 12, 2020, the Company issued 950,000 shares of its common stock as the Guanzan Stock Consideration.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2020 and 2019:

	For the Three Months ended March 31,
	2020	2019
Net loss from continuing operation attributable to common shareholders	$(1,827,705)	$(122,614)
Net loss from discontinued operations attributable to common shareholders	(367,170)	(444,980)
Total net loss attributable to common shareholders	$(2,194,875)	$(567,594)

Weighted average common shares outstanding – Basic and diluted	9,271,641	7,573,289

Loss per shares – basic and diluted:
Continuing operations	$(0.20)	$(0.02)
Discontinued operations	(0.04)	(0.05)
Total	$(0.24)	$(0.07)

19.	LITIGATION

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

On April 1, 2020, the Guizhou Province Xiuwen County People’s Court ordered the attachment of two of Shude’s bank accounts pursuant to a pre-litigation attachment application filed by one of Shude’s suppliers in connection with unpaid outstanding payables of approximately RMB 365,200 (approximately $51,437). The total amount of cash in the two accounts subject to the attachment is RMB 570,902 (approximately $80,409). The attachment order has a term of one (1) year, renewable upon fifteen days’ notice. No lawsuit has been filed by the supplier as of the date of this report. In the event Shude will be unable to resolve the dispute on a reasonable basis, it will seek to contest the attachment and protect its interests.

None of the above settlement or judgment amounts has been paid as of the date of this report.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	SEGMENTS

General Information of Reportable Segments:

The Company operates in three reportable segments: retail pharmacy, wholesale medicine and wholesale medical devices. The retail pharmacy segment sells prescription and OTC medicines, traditional Chinese medicines (“TCM”), healthcare supplies, and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. The wholesale medicine segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug vendors. To date, there were no inter-segment revenues between our retail pharmacy and wholesale medicine segments. The wholesale medical devices segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical devices dealers.

The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker, who is the CEO of the Company, evaluates performance of each of the segments based on profit or loss from continuing operations net of income tax.

The Company’s reportable business segments are strategic business units that offer different products. Each segment is managed independently because they require different operations and markets to distinct classes of customers.

Information about Reported Segment Profit or Loss and Segment Assets

BIMI, as the holding company, incurred a significant amount of general operating expenses, such as financing costs, that the Company’s chief operating decision maker did not allocate to segments to evaluate the segments performance and allocate recourses of the Company. In addition, except for depreciation and amortization of long-lived assets, the Company does not allocate the change in fair value of derivative liabilities and the amortization of discount of convertible notes to reporting segments in its reported profit or loss. The following amounts were used by the chief operating decision maker.

For three months ended March 31, 2020	Retail pharmacy	Medical device wholesale	Drugs wholesale	All other	Total
Revenues from external customers	$12,314	$248,027	$166,557	$-	$426,898
Revenues from intersegments	$-	$-	$-	$-	$-
Cost of revenues	$129,483	$199,036	$133,263	$-	$461,782
Depreciation, depletion, and amortization expense	$261,920	$-	$-	$-	$261,920
Profit (loss)	$(480,471)	$32,650	$(3,082)	$-	$(450,903)
Total assets	$8,354,511	$5,459,259	$8,665,657	$-	$22,479,427

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of March 31, 2020 and for the Three Months ended March 31, 2020.

>>Revenues
Total revenues from reportable segments	$426,898
Other revenues	-
Elimination of intersegments revenues	-
Total consolidated revenues	$426,898

>> Profit or loss
Total loss from reportable segments	$(450,903)
Other profit or loss-discontinued operations	(374,486)
Elimination of intersegments profit or loss	-
Unallocated amount:
Amortization of discount of convertible notes	(294,958)
Change in fair value of derivative liabilities	(399,022)
Other corporation expense	(682,822)
Total net loss	$(2,202,191)

>>Assets
Total assets from reportable segments	$22,479,427
Assets from discontinued operations	20,859,127
Elimination of intersegments receivables	(605,540)
Unallocated amount:
Other unallocated assets -- Xinrongxin	7,979
Other unallocated assets -- BIMI	111,073
Total consolidated assets	$42,852,066

21.	ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each types of products

For the three months ended March 31, 2020 and 2019, respectively, the Company reported revenues for each type of product as follows:

	For the three months ended March 31,
	2020	2019
Medical devices	$248,027	$-
Medicines	178,871	-
Total	$426,898	$-

(b)	Geographic areas information

For the three months ended March 31, 2020 and 2019, respectively, all the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of March 31, 2020 and 2019.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Major customers

For the three months ended March 31, 2020, two customers accounted for more than 10% of the Company’s revenues and its outstanding accounts receivable as of the balance sheet date:

	Segment reporting this revenue	For the three months ended March 31, 2020		As of March 31, 2020
Customers		Revenues	Percentage of revenues	Accounts receivable
Customer A	Wholesale medical device segment	$124,901	29%	$-
Customer B	Wholesale medical device segment	110,620	26%	-
		$235,521	55%	$-

(d)	Major vendors

For the three months ended March 31, 2020, one vendor accounted for more than 10% of the Company’s purchases and its outstanding balances as at balance sheet dates:

	Segment	For the three months ended March 31, 2020		As of March 31, 2020
Vendors		Purchases	Percentage of total purchases	Accounts payable
Vendor A	Wholesale medicine segment	$1,858,547	89%	$1,941,505
		$1,858,547	89%	$1,941,505

For the three months ended March 31, 2019, no vendor accounted for 10% of the Company’s purchases.

Concentrations of Risk

The Company is exposed to the following concentrations of risk:

(a)	Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require prepayments or deposits from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(b)	Interest rate risk

The Company has no significant interest-bearing assets and its interest-rate risk arises from its Notes. The Company manages interest rate risk by varying the issuance and maturity dates, fixing interest rate of debt, limiting the amount of debts, and continually monitoring the effects of market changes in interest rates. As of March 31, 2020 and December 31, 2019, respectively, the Notes were at fixed rates.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Exchange rate risk

Substantially all of the Company’s revenues and a majority of its costs are denominated in RMB and a significant portion of its assets and liabilities are denominated in RMB. As a result, the Company’s results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If the RMB depreciates against the US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(d)	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operation may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The outbreak of COVID-19 pandemic has expanded all over the world since the beginning of 2020, which has greatly slowed the growth of the global economy, including the PRC, and this effect may continue until the pandemic is controlled, or a vaccine or cure is developed. The slowdown of the growth of the PRC’s economy has adversely effected our current business and future success will be adversely affected if we are unable to capitalize on the opportunities arising from the increasing demand for medicine and medical devices in the markets in which we operate.

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

(e)	Enforcement risks

The PRC People’s Supreme Court adopted rules in 2010 which restrict parties who are subject to effective court enforcement orders for monetary judgements from extravagant spending until the monetary judgments have been satisfied. According to those rules, if a company becomes subject to a court enforcement order due to failure to satisfy a monetary judgement, the company’s name will appear on a defaulters’ list published by the Chinese courts and the company together with its legal representative and responsible person will be prohibited from using the company property for extravagant spending such as buying real property, vacationing and paying for children’s private school education, until, among other conditions, the monetary judgment has been satisfied. Boqi Zhengji and Nengfa Energy are currently on the defaulters’ list due to their failure to pay off several monetary judgments.

22.	SUBSEQUENT EVENTS

On May 18, 2020, the Company entered into a securities purchase agreement (the “May SPA”) with two institutional investors (each an “Institutional Investor” and collectively the “Institutional Investors”) to sell a new series of senior secured convertible notes (the “Convertible Notes”) of the Company in a private placement (the “Private Placement”), in the aggregate principal amount of $6,550,000 having an aggregate original issue discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company. The Convertible Notes do not bear interest except upon the occurrence of an event of default.

On June 2, 2020, two Convertible Notes in an aggregate original principal amount of $4,450,000 were issued to the Institutional Investors. Each of the Convertible Notes had a face amount of $2,225,000 for which each Institutional Investor paid $1,750,000 in cash. The Convertible Notes mature on the eighteen-month anniversary of the issuance date, are payable by the Company in installments and are convertible at the election of the Institutional Investors at the convertible price of $2.59, which subject to the adjustment at the event of default. Each Institutional Investor also received a warrant to purchase 650,000 shares of the Company’s common stock at an initial exercise price of $2.845. Additional Convertible Notes in an aggregate original principal amount not to exceed $2,100,000 may also be issued to the Institutional Investors under the May SPA at a later date under certain circumstances. The placement agent for the Private Placement also received a warrant to purchase up to 171,845 shares of the Company’s common stock at an initial exercise price of $2.845 per share, subject to increase based on the number of shares of common stock issued pursuant to the Convertible Notes.

On June 23, 2020, the Company closed the NF Group Disposition at which time it received RMB 70,180,000 (approximately $ 10 million) in banker’s acceptance bills (Chinese bank instruments that are payable by a bank and transferrable by endorsement) from the buyer.

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

As used herein the terms “we”, “us”, “our,” “BIMI” and the “Company” mean, BOQI International Medical, Inc., a Delaware corporation and its subsidiaries.

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

Our energy efficiency enhancement business incurred operating losses in each of the last seven years, especially in 2018, when the PRC government adopted a series of policies to favor more environmentally friendly projects and products. As of December 31, 2019, the NF Group had an accumulated deficit of $4,231,623. We explored many different alternatives in an effort to revive this business, including attempts to expand into the international markets, before we determined this business was not sustainable for us. In late 2019, we committed to a plan to dispose of the NF Group and on March 31, 2020, we entered into the NF SPA with respect to the sale of the NF Group. Pursuant to the NF SPA, the aggregate sale price for the NF Group is $10,000,000, determined based on the value of the total assets of the NF Group as shown on the Company’s financial statements as of September 30, 2019, to be paid at the closing. The closing is/was subject to the satisfaction of certain conditions, including that the representations and warranties of the parties contained in the NF SPA are true and correct in all material respects on the closing date and that applicable consents and approvals required to be obtained by the parties have been obtained and not withdrawn. The NF Group Disposition closed on June 23, 2020.

The plan to dispose of the NF Group and the actions taken to fulfill the plan resulted in our classifying the business of the NF Group as a discontinued operation according to ASC 205-20 Presentation of Financial Statements – Discontinued Operation. As a result, all of the assets and liabilities of the NF Group were reclassified as assets and liabilities of a discontinued operation in the statement of position as of March 31, 2020 and December 31, 2019, and the results of the operation are presented under the line item net loss from discontinued operation for the three months ended March 31, 2020 and 2019.

We are currently focused on the development of our newly acquired businesses that are engaged in the operation of pharmacies and the wholesale distribution of medicine and medical devices (the “Pharmacy Group”).

On October 14, 2019, we acquired Boqi Zhengji, which operates a pharmacy chain business in the PRC, by purchasing 100% of the equity interests of Lasting, Boqi Zhengji’s parent company. This was the first step of our shift of focus from the energy sector to the healthcare business.

The Company, through Boqi Zhengji, sells medicines and other health-related products. We currently have approximately sixteen directly-owned stores, operating under the brand name “Boqi Pharmacy”. All directly-owned stores are located in the city of Dalian, in the Liaoning Province of the PRC and range in size from 80 to 200 square meters. We favor retail locations in well-established residential communities with relatively concentrated consumer purchasing power or located in close proximity to local hospitals, and evaluate potential store sites to assess consumer traffic, visibility and convenience. Depending on its size, each pharmacy store has between two (2) to three (3) licensed pharmacists on staff. We primarily offer third-party products at our pharmacies, including prescription drugs, OTC drugs, traditional Chinese medicine (“TCM”), nutritional supplements, sundry products and medical consumables.

Following our plans to become a more cost-efficient and technology-focused company, we closed about 10 stores in 2019 to reduce the rent and overhead costs, which had been the major fixed cost items for the pharmacies, and kept about sixteen stores with the highest levels of consumer traffic visibility and convenience. We also developed an online platform and made it available to our club member customers. Our club member customers may browse our products online, confirm availability of a specific product, make an online reservation and pick up the products at a conveniently located store. Although we suffered some temporarily customer loss during the transition from reliance on physical stores to online stores, we were able to maintain the number of our club members at a stable level. As of March 31, 2020, we had approximately 40,000 club member customers, similar to the annualized average of 39,000 club members in 2019. The total number of club member customers and the total revenue generated from these club member customers as of December 31, 2020 will be used to measure the performance of the pharmacy business and to determine if, and how much of the cash portion of the consideration for the acquisition of Boqi Zhengji will need to be paid.

To improve our capability of serving customers online, we plan to apply for a license that will allow our club member customers to pay for our products directly online and receive deliveries to their homes. Online sales are highly regulated in China, and therefore we cannot be certain that we will receive such a license. To support our physical stores and future online sales capabilities, we currently maintain a warehouse for our pharmacy business.

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

We plan to focus the business of Boqi Zhengji on sales of prescription drugs, explore new retail opportunities, expand to residential communities in new rural areas and improve our online capabilities. Through the expansion of pharmacy stores, acquisitions of businesses in the pharmacy industry and an increase in the number of authorized retailers, we intend to continue to build core competencies such as specialized services. We are committed to the pharmacy retail industry and to transforming the Company into a technology-driven health service platform. We also intend to continue to actively explore domestic and international financing opportunities to help us realize our goals.

On March 18, 2020, we closed the Guanzan Acquisition. The Guanzan Group is a distributor of medical devices and generic drugs based in Chongqing, the largest city in Southwest region of the PRC. The rationale for the Guanzan Acquisition is for us to further expand our healthcare operation by acquiring a pharmaceutical and medical devices distributor. Guanzan has a strong regional brand in the local area of Chongqing and good commodity procurement resources. The Guanzan Acquisition is in line with the Company’s expansion strategy, which focuses on deeper penetration of the healthcare market in the Southwest region of China and gaining a wider footprint in the PRC.

BUSINESS SEGMENTS

The Company currently operates in three reportable segments: retail pharmacy, wholesale medicine and wholesale medical devices. The retail pharmacy segment sells prescription and OTC medicines, TCM, healthcare supplies and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. The wholesale medicine segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug wholesalers. There were no inter-segment revenues between our retail pharmacy and wholesale medicine segments. The wholesale medical device segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical device dealers.

The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”), who is the CEO of the Company, evaluates performance of each segment based on profit or loss from continuing operations net of income tax.

The Company’s reportable business segments are strategic business units that offer different products and services. Each segment is managed independently because they require different operations and markets to distinct classes of customers.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred significant net losses of $2,194,875 and $567,594, and cash outflow of $798,779 and cash inflow $367,912 from operating activities for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had an accumulated deficit of $13 million and negative working capital of $6 million. In addition, the Company continues to generate operating losses and has limited cash flow from its continuing operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its stockholders or external financing, and (2) further implement management’s business plan to extend its operations and generate sufficient revenues and cash flow to meet its obligations. On May 18, 2020, the Company entered into a securities purchase agreement (the “May SPA”) with two institutional investors (each an “Institutional Investor” and collectively the “Institutional Investors”) to sell a new series of senior secured convertible notes (the “Convertible Notes”) of the Company in a private placement (the “Private Placement”), in the aggregate principal amount of $6,550,000 having an aggregate original issue discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company. On June 2, 2020, two Convertible Notes in an aggregate original principal amount of $4,450,000 were issued to the Institutional Investors. See “LIQUIDITY AND CAPITAL RESOURCES.” While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurance to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain its operations.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For those receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $1,039,725 and $53,182, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and upstream medicine dealers. We typically prepay for certain merchandise, especially for scarce, personalized medicine or medical devices. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor deliveries from, and payments to, our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinued inventory supply, that have been identified. If we have difficulty receiving products from a vendor, we would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal actions. We have not taken any legal actions during the reporting periods. If none of these steps are successful, the management will then determine whether the prepayments should be reserved or written off. As of March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $18,409 and $11,716, respectively.

●	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a weighted average method. The Company carries out physical inventory counts on a monthly basis at each store that we directly-owned and those warehouses for temporary storage of our selling merchandises. The Company reviews historical sales activity quarterly to identify if any excess, slow moving items and potentially obsolete items. The Company provides for an inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated net realizable value, or obsolescence of inventories determined principally by customer demand and the use dates of the merchandise. As of March 31, 2020 and December 31, 2019, the Company recorded a balance of allowance for obsolete inventories, which mainly consist of expired medicine, of $297,011 and $182,258, respectively.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Building	20 years	5%
Office equipment	3 years	5%
Furniture	5 years	5%
Vehicles	4 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Intangible assets

Intangible assets consist primarily of pharmacy store club members, which was recognized at the acquisition of the Boqi Zhengji, and management system software. Intangible assets are stated at cost less accumulated amortization and impairment, if any. Intangible assets are amortized using the straight line method with the following estimated useful lives:

Expected useful lives
Software	10 years
Pharmacy club members	8 years

●	Goodwill

Goodwill represents the excess of the purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of an acquired business. In accordance with ASC 350, Goodwill and Other Intangible Assets, recorded goodwill amounts are not amortized, but rather are tested for impairment annually or more frequently if there are indicators of impairment present.

Goodwill is tested for impairment at the reporting unit level on at least an annual basis or when an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. These events or circumstances include a significant change in stock prices, business environment, legal factors, financial performances, competition, or events affecting the reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The estimation of fair value of a reporting unit using a discounted cash flow methodology also requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, estimation of the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the reporting unit.

The Company identified reporting units at the lowest level within the entity at which goodwill is monitored for internal management purposes. Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned based on the relative fair value of each of the affected reporting units.

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

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of products or provision of services. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities

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

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the three months ended March 31, 2020 the Company operated in three reportable segments: retail pharmacy, wholesale medicine and wholesale medical device in the PRC.

●	Recent accounting pronouncements

In November 2018, The Financial Accounting Standards Board (the “FASB”) issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 is issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be adopted upon the effective date for us beginning July 1, 2020. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

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

Recent Developments

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 has spread globally in 2020. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. The current severity of the pandemic and the uncertainty regarding future outbreaks and the length of its effects could have negative consequences for our company.

Since the pandemic broke out, our operations have been materially impacted. At the beginning of February 2020, the Chinese government issued a quarantine order, which lasted for more than two months in many parts of the country, where everyone had to stay at home. During February and March, all of our administrative functions had to be performed remotely. Not until the beginning of April did we start to maintain a small skeleton crew in our office to perform those functions that cannot be handled remotely.

Because of the pandemic, we also suffered a significant reduction.in sales. Because of the Chinese government’s lockdown order, our customer traffic dropped greatly. Certain of our popular and high profit margin products could not be sold due to the governmental restrictive orders, which also resulted in the expiration of a large quantity of our medicines that are otherwise in high demand in the winter season. We cannot be sure when this situation will improve.

We have incurred additional costs to ensure we meet the needs of our customers, including providing additional cleaning materials for our stores and other facilities. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic. COVID-19 has also caused supply chain disruption which has resulted in higher supply chain costs to replenish inventories in our stores and distribution center and such increased costs in our supply chain are likely to continue. Furthermore, we have experienced restricted stock availability in a number of key categories, and while we have significantly increased our purchases across many key categories, we may face delays or difficulty sourcing certain products which could negatively impact us.

Further, our management is focused on mitigating COVID-19, which has required and will continue to require, a large investment of time and resources across our enterprise and will delay the availability of other value added services. For example, we have refocused certain resources to work on COVID-19 impacts, have delayed the roll out of new growth initiatives, such as new product launches, and are selectively delaying investments in certain planned initiatives. Additionally some of our employees are continuing to work remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility in consumer demand and buying habits, uncertainty and economic disruption, which will adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2020 and 2019 of consolidated result of operations:

	For the Three Months Ended March 31,			Comparison
	2020	% of Revenues	2019	Amount increase (decrease)	Percentage increase (decrease)

Revenues	$426,898	100%	$-	$426,898	100%
Cost of revenues	461,782	108%	-	461,782	100%
Gross loss	(34,884)	(8)%	-	(34,884)
Operating expenses	1,751,453	410%	122,614	1,628,839	1,328%
Other expenses, net	(40,100)	(9)%	-	(40,100)	100%
Loss before income tax	(1,826,437)	(428)%	(122,614)	(1,703,823)	1,390%
Income tax expense	1,268	-%	-	1,268	100%
Net loss from continuing operations	(1,827,705)	(428)%	(122,614)	(1,705,091)	1,391%
Loss from operations of discontinued operations	(374,486)	(88)%	(419,834)	45,348	(11)%
Less: non-controlling interest	(7,316)	(2)%	25,146	(32,462)	(129)%
Net Loss attributable to BOQI International Medical Inc.	$(2,194,875)	(514)%	$(567,594)	$(1,627,281)	287%

Comparison of the three months ended March 31, 2020 and 2019 of segment result of operations:

Information of the three months ended March 31, 2020 of reportable segments:

	Retail Pharmacy		Medical device Wholesale		Drugs Wholesale		Adjustment to Consolidated				Total
	Amount	Percentage of total %	Amount	Percentage of total %	Amount	Percentage of total %	Elimination	Unallocated			Consolidated Amount	% of Reportable Segments

Revenues from external customers	$12,314	2.88%	$248,027	58.10%	$166,557	39.02%	$-		$-		$426,898)	100.00%
Revenues from intersegments	$-		$-		$-		$-		$-		$-
Cost of revenues	$129,483	28.04%	$199,036	43.10%	$133,263	28.86%	$-		-		461,782	100.00%
Gross Margin (Loss)	(951.51)%		19.75%		19.99%			$			$(8.17)%
Operating expenses	$345,431	19.72%	$12,750	0.73%	$34,761	1.98%	$-		$1,358,511	(1)	$1,751,453	22.44%
Interest income	$-	0.00%	$134	58.52%	$95	41.48%	$-		$-		$229	100.00%
Interest expenses	$(9)	-0.04%	$(2,456)	11.21%	$(1,710)	7.81%	$-		$(17,729	)(2)	$(21,904)	18.98%
Profit (loss)	$(480,471)	21.82%	$32,650	(1.48)%	$(3,082)	0.14%	$-		$(1,751,288	)(3)	$(2,202,191)	20.48%
Total assets	$8,354,511	19.50%	$5,459,259	12.74%	$8,665,657	20.22%	$605,540		$20,978,179	(4)	$42,852,066	52.46%

Note:

(1)	The adjustments amount mainly composed of operating expense incurred in the parent company for the wholly operating of the Company that is unallocated to reportable segments. The amount included:

a.	BIMI and Xinrongxin’s general & administrative expense of $664,531;
b.	The amortization of the discount of convertible notes issued by BIMI and used for the whole Company’s operation of $294,958;
c.	Change in fair value of derivative liabilities related to the beneficial conversion features reported in BIMI of $399,022.

(2)	This amount represent interest expenses that BIMI accrued for the convertible notes for the period.
(3)	See reconciliations items in NOTE 21 to the condensed financial statements elsewhere in this report.
(4)	See reconciliations items in NOTE 21 to the condensed financial statements elsewhere in this report.

There were no revenues from continuing operations for the three months ended March 31, 2019, because the business operation of the NF Group was reclassified as a discontinued operation and our current continuing operations were acquired after March 31, 2019.

Revenues

Revenues from our continuing operations for the three months ended March 31, 2020 and 2019 were $426,898 and $0, respectively. The revenues for the three months ended March 31, 2020 were attributable to the revenues of the Boqi Zhengji’s retail pharmacy stores and sales to authorized retail stores and our newly acquired Guanzan Group’s wholesale sales of medical devices and generic drugs. There were no revenues from continuing operations for the three months ended March 31, 2019, because the business operation of the NF Group was reclassified as a discontinued operation and our current continuing operations were acquired after March 31, 2019. Our revenues for the three months ended March 31, 2020 were adversely y due to impact of the spread of COVID-2019 and the mitigation efforts imposed on our operations during this period.

Revenues from retail pharmacy segment for the three months ended March 31, 2020 was $12,314. The local lockdown policy due to COVID-2019 had an adverse effect on our retail pharmacy business in which almost none of our retail pharmacy stores generated any business, but were required to remain open during the lockdown.

Revenues from wholesale medicine segment for the three months ended March 31, 2020 was $248,027. These revenues reflect the sales of the wholesale medicine segment of the Guanzan Group since its acquisition on March 18, 2020.

Revenues from the wholesale medical devices segment for the three months ended March 31, 2020 was $166,557. These revenues reflect the sales of the wholesale medical devices segment of the Guanzan Group since its acquisition on March 18, 2020.

Cost of revenues

Cost of revenues from our continuing operations for the three months ended March 31, 2020 and 2019 were $461,782 and $0, respectively. The Company recorded an obsolescence loss of $119,342 with respect to inventories, which was included in the cost of revenues for the three months ended March 31, 2020. Because of the lockdown policy, our retail pharmacy stores made almost no sales which resulted in a large portion of our inventory to expire unsold. Cost of revenues of our retail pharmacy segment consists primarily of the cost of the pharmaceuticals, medical devices and other products that we sell to customers. For the three months ended March 31, 2020, cost of revenues of our retail pharmacy segment was $129,483, which included an inventory write-off of $119,342.

Cost of revenues of our wholesale medical devices segment consists primarily of cost of medical devices, medical consumables and costs related directly to contracts with customers. For the three months ended March 31, 2020, the cost of revenues of our wholesale medical devices segment was $199,036.

Cost of revenues of our wholesale medicine segment consists primarily of the cost of medicine, medical consumables and costs related directly to contracts with customers. For the three months ended March 31, 2020, the cost of revenues of our wholesale medicine segment was $133,263.

Gross profit loss

For the three months ended March 31, 2020, we had a negative gross margin from our continuing operations of (8.17)%, which was primarily attributable to the write-off of obsolete inventory. There was no revenue from our continuing operations for the three months ended March 31, 2019.

The gross profit margin of our wholesale medical devices and wholesale medicine segments for the three months ended March 31, 2020 were 19.73% and 19.99%, respectively.

Operating expenses

Operating expenses consist mainly of auditing and legal service fees, other professional service fees, directors’ and officers’ compensation expenses, meeting and promotional expenses, changes in fair value of derivative liabilities, depreciation and amortization of items not associated with production, office rental fee and utilities.

Operating expenses from continuing operations were $1,751,453 for the three months ended March 31, 2020 as compared to $122,614 for the same period in 2019, an increase of $1,628,839, or 1,328%. The increase is primarily attributable to the operating expenses of Boqi Zhengji of appropriately $345,431 and the Guanzan Group of appropriately $47,511, the amortization of the discount relating to the convertible notes issued in 2019 of $294,958, changes in fair value of derivative liabilities of $399,022 and an increase of about $540,000 of general operating expenses which primarily resulted from the increase in auditing and legal expenses and officers’ salary. There were no operating expenses attributable to our three segments for the three months ended March 31, 2019, because our current continuing operations were acquired after March 31, 2019.

Operating expenses of the retail pharmacy segment for the three months ended March 31, 2020 was $345,431, which included $256,511 of amortization of the intangible assets recognized in the acquisition of Boqi Zhengji.

Operating expenses of the wholesale medical devices segment for the three months ended March 31, 2020 was $12,750.

Operating expenses of the wholesale medicine segment for the three months ended March 31, 2020 was $34,761.

For the three months ended March 31, 2020 operating expenses of $1,358,511 were allocated to the parent company, which primarily included: (1) general operating expenses of $664,531 incurred by the parent company and Xinrongxin, as holding companies, (2) $294,958 of amortization expense related to the discount of the Notes and (3) $399,022 of changes in fair value of derivative liabilities.

Other expenses

For the three months ended March 31, 2020, we reported other loss of $40,100. Other loss mainly consisted of interest expense. No other expense was reported during the same period of 2019.

Net loss from continuing operation

Net loss from continuing operations was $1,827,705 for the three months ended March 31, 2020 as compared to a net loss of $122,614 for the same period in 2019, an increase of $1,705,091, or 1,391%, which was primarily a result of the increase in operating expenses and the other expenses described above.

Loss from operations of discontinued operations

The operations of the NF Group are classified as discontinued operations. Loss from the discontinued operation was $374,486 for the three months ended March 31, 2020 compared to a loss of $419,834 for the same period of 2019. The decrease of $45,348, or 11%, was mainly due to lower depreciation and amortization costs in the current period.

Net loss

As a result of the foregoing we reported a net loss of $2,202,191 for the three months ended March 31, 2020 compared to a net loss of $542,448 for the same period of 2019, an increase of $1,659,743, or 306%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2020, we had cash of $175,865 and negative working capital of $6,008,248 as compared to cash of $36,363 and working capital of $500,765 at December 31, 2019.

Beginning on September 27, 2019, the Company sold $1,534,250 of Notes to various investors that will mature during the period beginning September 27, 2020 and ending on March 13, 2021. Each of these Notes was issued for a term of 12 months, carrying 6% annual interest rate and convertible into the Company’s common stock. According to the Note agreements, each holder of a Note has the right during the period beginning on the date which is one hundred eighty (180) calendar days following the date of the issuance of the Note and ending on the maturity date of the Note, to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of common stock. During the period that these Notes are outstanding, the Company will reserve from its authorized and unissued shares of common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of the common stock upon the full conversion of the Notes issued pursuant to these Agreements.

The following table summarizes the key terms of these Notes:

	Lenders/Holders	Principal	Annual Interest Rate	Maturity Dates	Shares reserved		Convertible Rate
1	Power Up Lending Group Ltd.	$153,000	6%	09/27/2020	324,668	*	65%
2	Power Up Lending Group Ltd.	83,000	6%	10/14/2020	176,127	**	65%
3	CROWN BRIDGE PARTNERS, LLC	101,500	6%	11/15/2020	250,000		65%
4	TFK INVESTMENTS, LLC,	101,500	6%	11/15/2020	250,000		65%
5	LABRYS FUND, LP	254,000	6%	12/13/2020	934,110	***	65%
6	MORNINGVIEW FINANCIAL, LLC	156,750	6%	12/18/2020	500,000		65%
7	CROWN BRIDGE PARTNERS, LLC	50,750	6%	12/16/2020	250,000		65%
8	BHP Capital NY Inc.	183,750	6%	02/13/2021	450,000		65%
9	FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	200,000	6%	02/13/2021	500,000		65%
10	Platinum Point Capital LLC	250,000	6%	02/27/2021	1,061,232		65%
	Total	$1,534,250			4,696,137

*:	The number of shares reserved was adjusted from 1,086,390 shares to 324,668 shares on October 31, 2019.
**:	The number of shares reserved was adjusted from 729,607 shares to 176,127 shares on October 31, 2019.
***:	The number of shares reserved was adjusted from 625,000 shares to 934,110 shares on January 23, 2020.

On April 6 and April 7, 2020, respectively, Power Up Lending Group Ltd. (“Power Up”), converted the full amount of a Note with a principal amount of $153,000 plus interest into 113,775 shares of the Company’s common stock.

On April 21, 2020, Power Up converted the full amount of another Note with a principal amount of $83,000 plus interest into 55,144 shares of the Company’s common stock.

On June 18, 2020, CROWN BRIDGE PARTNERS, LLC converted $27,027 of a Note with a principal amount of $101,500 plus interest into 18,000 shares of the Company’s common stock.

On June 19, 2020, LABRYS FUND, LP converted the full amount of a Note with a principal amount $254,000 plus interest into 174,225 shares of the Company’s common stock.

After these conversions of $517,000 principal amount of the Notes, the principal amount of $1,107,223 remains outstanding.

Our existing cash on hand at March 31, 2020 and the cash flows expected from our continuing operations will not be sufficient to support our operating and capital requirements during the next twelve months. In order to provide our company with additional working capital, we plan to raise funds from our investors in the next twelve months, in addition to borrowing from banks and other third-party lenders.

On May 18, 2020, the Company entered into the May SPA with the Institutional Investors to sell the Convertible Notes in the aggregate principal amount of $6,550,000 having an aggregate original issue discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company. The Convertible Notes do not bear interest except upon the occurrence of an event of default.

On June 2, 2020, two Convertible Notes in an aggregate original principal amount of $4,450,000 were issued to the Institutional Investors. Each of the Convertible Notes has a face amount of $2,225,000 for which each Institutional Investor paid $1,750,000 in cash. The Convertible Notes mature on the eighteen-month anniversary of the issuance date, are payable by the Company in installments and are convertible at the election of the Institutional Investors at the convertible price of $2.59, which subject to the adjustment at the event of default. Each Institutional Investor also received a warrant to purchase 650,000 shares of the Company’s common stock at an initial exercise price of $2.845. The placement agent for the Private Placement also received a warrant to purchase up to 171,845 shares of the Company’s common stock at an initial exercise price of $2.845 per share, subject to increase based on the number of shares of common stock issued pursuant to the Convertible Notes. Additional Convertible Notes in an aggregate original principal amount not to exceed $2,100,000 may also be issued to the Institutional Investors under the SPA at a later date under certain circumstances.

On June 23, 2020, we completed the disposition of the NF Group, at which time the Company received banker’s acceptance bills (Chinese bank instruments that are payable by a bank and transferrable by endorsement) in an aggregate amount of RMB 70,180,000 (approximately $10 million) from the buyer. As a result of the receipt of the proceeds of the sale of the NF Group and the proceeds from the issuance of the Convertible Notes, management believes we have sufficient financial resources to fund our operations for at least the next twelve months.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2020 and 2019, respectively.

	For the three months ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(798,779)	$367,912
Net cash provided by investing activities	95,220	-
Net cash provided by (used in) financing activities	843,336	(105,060)
Exchange rate effect on cash	(280)	(262,852)
Net cash inflow	$139,497	$-

Operating Activities

We used $798,779 in our operations during the three months ended March 31, 2020, which included cash used in our discontinued operation of $1,513, as compared to $367,912 provided by operating activities for the three months ended March 31, 2019, which included cash provided by the discontinued operation of $501,241.

Net loss from our continuing operation (before non-cash adjustments) was $1.83 million for the three months ended March 31, 2020, an increase of $1.71 million, compared to the net loss of $0.12 million incurred in the same period in 2019. The increase of net loss is attributable to: (1) the increase in fees paid for our external professional services as a result of increased auditing and legal services of approximately $0.62 million; (2) the increase in our newly acquired operation of the Pharmacy Group of $0.14 million; (3) increase of amortization of discount on the Notes of $0.29 million; (4) the increase of amortization of intangible assets of pharmacy stores club members of $0.26 million; and (5) changes in fair value of derivative liabilities of $0.40 million.

Investing Activities

Cash provided by investing activities was $95,220 for the three months ended March 31, 2020, as compared to $0 provided by investing activities for the same period of 2019. Cash provided by investing activities for the three months ended March 31, 2020 was from the acquisition of the Guanzan Group.

Financing Activities

Cash provided by our financing activities was $843,336 for the three months ended March 31, 2020, as compared to $105,060 used in financing activities for the three months ended March 31, 2019, including $238,389 cash outflow from our discontinued operation. For the three months ended March 31, 2020, we raised $593,224 by the issuance of convertible promissory notes and $250,112 from related party loans. During the three months ended March 31, 2019, we raised $133,329 from related party loans.

Contractual Obligations

As of March 31, 2020, the Company had a $5,655,709 contractual obligation, which is the maxim amount of the cash portion of the consideration for the acquisition of Boqi Zhengji, which amount is subject to post-closing adjustments.

As of March 31, 2020, the Company accrued a $4,414,119 contractual obligation, which is the estimated fair value of the Guanzan Cash Consideration, which is subject to post-closing adjustments.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of March 31, 2020, and during the period prior were not effective.

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

Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP .This material weakness was identified by our Chief Executive Officer and Chief Financial Officer and our plans for remediation are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on May 14, 2020.

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

The Company is currently looking for an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide more training in connection with the preparation and review of its financial statements to the employees. This search was delayed because of the impact of COVID-19.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 1, 2020, the Guizhou Province Xiuwen County People’s Court ordered the attachment of two of Shude’s bank accounts pursuant to a pre-litigation attachment application filed by one of Shude’s suppliers in connection with unpaid outstanding payables of approximately RMB 365,200 (approximately $51,437). The total amount of cash in the two accounts subject to the attachment is RMB 570,902 (approximately $80,409). The attachment order has a term of one (1) year, renewable upon fifteen days’ notice. No lawsuit has been filed by the supplier as of the date of this report. In the event Shude will be unable to resolve the dispute on a reasonable basis, it will seek to contest the attachment and protect its interests.

None of the above settlement or judgment amounts has been paid as of the date of this report.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2019. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, including the risks arising from the spread of COVID-19, may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

BOQI International Medical Inc.
(Registrant)

Date: June 29, 2020	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: June 29, 2020	By:	/s/ Tingting Zhang
Tingting Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)