Form 10-Q
period 2020-06-30
BOQI International Medical, Inc.
filed 2020-10-19
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of October 16, 2020, the registrant had 10,384,433 shares of common stock, par value $.001 per share, issued and shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$96,312	$36,363
Restricted cash	13,090	311
Accounts receivable, net	3,118,402	24,840
Advances to suppliers	2,197,249	1,252
Amount due from related parties	49,776	1,350
Inventories, net	2,523,075	707,526
Prepayments and other receivables	14,407,373	59,333
Assets from discontinued operations	-	21,218,983
Total current assets	22,405,277	22,049,958

NON-CURRENT ASSETS
Deferred tax assets	244,351	-
Property, plant and equipment, net	756,712	38,641
Intangible assets, net	7,458,486	7,973,179
Goodwill	6,443,170	-
Total non-current assets	14,902,719	8,011,820

TOTAL ASSETS	$37,307,996	$30,061,778

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$834,028	$-
Long-term loans due within one year	219,554	-
Convertible promissory notes, net	3,852,890	107,383
Derivative liability	1,329,842	1,272,871
Accounts payable, trade	3,757,567	641,927
Advances from customers	828,939	67,975
Amount due to related parties	649,059	305,760
Taxes payable	317,010	861
Other payables and accrued liabilities	11,208,548	6,044,378
Liabilities from discontinued operations	-	13,108,038
Total current liabilities	22,997,437	21,549,193

Long-term loans - noncurrent portion	163,920	-

TOTAL LIABILITIES	23,161,357	21,549,193

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,384,433 and 9,073,289 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	10,384	9,073
Additional paid-in capital	22,626,434	15,643,825
Statutory reserves	-	2,227,634
Accumulated deficit	(8,436,279)	(10,881,667)
Accumulated other comprehensive income (loss)	(128,737)	1,683,770
Total BOQI International Medical Inc.’s equity	14,071,802	8,682,635

NON-CONTROLLING INTERESTS	74,837	(170,050)

Total equity	14,146,639	8,512,585

Total liabilities and equity	$37,307,996	$30,061,778

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (GAIN)/LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

REVENUES	3,790,847	336,690	4,226,378	912,402

COST OF REVENUES	2,941,955	319,172	3,407,169	749,848

GROSS PROFIT	848,892	14,518	819,209	162,554

OPERATING EXPENSES:
Sales and marketing	531,923	48,851	650,769	86,724
General and administrative	2,390,945	678,089	4,242,954	1,161,732
Total operating expenses	2,922,868	726,940	4,893,723	1,248,456

LOSS FROM OPERATIONS	(2,073,976)	(712,422)	(4,074,514)	(1,085,902)

OTHER INCOME (EXPENSE)
Interest expense	(195,486)	(173,526)	(377,446)	(292,094)
Other income (expense)	6,986,587	2,703	6,968,162	(47,697)
Total other income (expense), net	6,791,101	(170,823)	6,590,716	(339,791)

INCOME (LOSS) BEFORE INCOME TAXES	4,717,125	(883,245)	2,516,202	(1,425,693)

PROVISION FOR INCOME TAXES	43,271	—	44,539	—

NET INCOME (LOSS)	4,673,854	(883,245)	2,471,663	(1,425,693)
Less: net income (loss) attributable to non-controlling interest	33,590	(21,149)	26,274	3,997
NET INCOME (LOSS) ATTRIBUTE TO BOQI INTERATIONAL MEDICAL INC.	$4,640,264	$(862,096)	$2,445,389	$(1,429,690)
OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation adjustment	263,239	(205,602)	143,038	26,325
TOTAL COMPREHENSIVE INCOME(LOSS)	4,937,093	(1,088,847)	2,614,701	(1,339,368)
Less: comprehensive income (loss) attributable to non-controlling interests	2,334	(8,831)	(2,601)	4,546
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BOQI INTERNATIONAL MEDICAL INC.	$4,934,759	$(1,080,016)	$2,617,302	$(1,403,914)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	10,203,861	7,831,531	9,728,861	7,703,123

INCOME (LOSS) PER SHARE
Basic and diluted	$0.46	$(0.11)	$0.25	$(0.19)

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

(CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss )	$2,471,663	$(1,425,693)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	512,460	497,476
(Profit) on disposal of NF Group	(6,944,469)	-
Allowance for doubtful accounts	79,061	157,310
Amortization of discount of convertible promissory notes	1,075,171	-
Change in derivative liabilities	107,340	-
Impairment loss from construction in progress	-	25,071
Allowance for inventory provision	187,942	-

Change in operating assets and liabilities
Accounts receivable	(1,301,929)	942,687
Advances to suppliers	(958,804)	-
Inventories	(1,012,881)	(214,739)
Prepayments and other receivables	930,314	(74,919)
Accounts payable, trade	1,760,102	(318,384)
Advances from customers	(602,416)
Taxes payable	(80,818)	19,339
Other payables and accrued liabilities	347,751	365,443
Net cash provided by (used in) operating activities	(3,429,513)	(26,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of Guanzan Group	95,220	-
Net cash provided by investing activities	95,220	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		126,841
Net proceeds from issuance of convertible promissory notes	3,457,325	-
Proceeds from short-term loans		5,899,009
Repayment of short-term loans	(34,100)	(5,900,484)
Repayment of long-term loans	(21,497)
Amount financed by related parties	598,803
Net cash provided by financing activities	4,000,531	125,366

EFFECT OF EXCHANGE RATE ON CASH	(593,510)	20,569

INCREASE IN CASH	72,728	78,388

CASH AND CASH EQUIVALENTS, beginning of period	36,674	197,356

CASH AND CASH EQUIVALENTS, end of period	$109,402	$275,744

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$56,396	$-
Cash paid for interest expense, net of capitalized interest	$34,902	$284,092

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common shares for the equity acquisition of Chongqing Guanzan Technology Co., Ltd.	$2,717,000	$-
Goodwill recognized from the equity acquisition of the Boqi Group	$6,443,170	$-
Outstanding payment for the equity acquisition of Chongqing Guanzan Technology Co., Ltd.	$4,414,119	$-
Outstanding receivable for disposal of NF Group	$10,000,000	$-
Issuance of common shares upon conversion of convertible notes	$1,008,067	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

BOQI International Medical, Inc. (the “Company” or “BIMI”) was incorporated in the State of Delaware as Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to Global Broadcast Group, Inc. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company changed its name to NF Energy Saving Corporation. On December 16, 2019, the Company changed its name to BOQI International Medical Inc., to reflect the Company’s refocus of its business from the energy saving industry to the health care industry. Since March 7, 2012, the common stock of the Company has been traded on the Nasdaq Capital Market.

Until October 14, 2019, the Company, through NF Energy Saving Investment Limited and its subsidiaries (the “NF Group”), operated in the energy saving enhancement technology industry in the People’s Republic of China (“the PRC”). The NF Group focused on providing services relating to energy saving technology, optimization design, energy saving reconstruction of pipeline networks and contractual energy management for the electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries in the PRC and the manufacture and sales of energy-saving flow control equipment. In late 2019, the Company committed to a plan to dispose of all its equity interests in the NF Group and on March 23, 2020, the Company entered into a stock purchase agreement (the “NF SPA”) to sell the NF Group (the “NF Group Disposition”). The NF Group Disposition was closed on June 23, 2020. Please refer to NOTE 5 for more information related to the NF Group Disposition.

On October 14, 2019, the Company acquired 100% of the equity interests in Lasting Wisdom Holdings Limited (“Lasting”), a limited company incorporated under the laws of the British Virgin Islands (“BVI”). Lasting has limited operating activities since incorporation except for holding the ownership interest in Pukung Limited (“Pukung”), a company organized under the laws of Hong Kong. Pukung owns 100% of the equity interest in Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”), a company organized under the laws of the PRC. Xinrongxin owns all the ownership interest of Dalian Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Zhengji”) and Dalian Boyi Technology Co., Ltd (“Boyi”), a subsidiary established in January 2020. On March 18, 2020, the Company, through its wholly owned subsidiary, Xinrongxin, acquired 100% of the equity interests in Chongqing Guanzan Technology Co., Ltd. (“Guanzan”). Guanzan holds an 80% equity interest in Chongqing Shude Pharmaceutical Co., Ltd. and 100% equity interest in Chongqing Lijiantang Pharmaceutical Co. Ltd., a subsidiary established in May 2020 (“Shude” and “Lijiantang ” collectively with Guanzan, the “Guanzan Group”). Lasting, Pukung, Xinrongxin, Boqi Zhengji and the Guanzan Group are hereinafter collectively referred to as the “Pharmacy Group”.

The Pharmacy Group engages in both the retail and wholesale distribution of pharmaceutical and other healthcare products in the PRC. The Pharmacy Group sells its pharmaceutical and other healthcare products to customers through its directly-owned stores and authorized retail stores. The retail segment of the Pharmacy Group offers a wide range of products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicines, personal and family care products and medical devices, as well as miscellaneous items. All of the Pharmacy Group’s retail pharmacies are located in Dalian City, Liaoning Province, PRC. The wholesale segments of the Pharmacy Group operates under the umbrella of the Guanzan Group and are engaged in the distribution of medical devices and generic drugs.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest held

Lasting Wisdom Holdings Limited (“Lasting”)	British Virgin Island, a limited liability company	Investment holding	100%

Pukung Limited (“Pukung”)	Hong Kong, a limited liability company	Investment holding	100%

Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”)	The PRC, a limited liability company	Investment holding	100%

Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Zhengji”)	The PRC, a limited liability company	Retail and wholesale distribution of pharmaceutical and other healthcare products in the PRC	100%

Dalian Boyi Technology Co., Ltd.	The PRC, a limited liability company	IT Technology service research and development	100%

Chongqing Guanzan Technology Co., Ltd. (“Guanzan”)	The PRC, a limited liability company	Wholesale distribution of medical devices in the PRC	100%

Chongqing Shude Pharmaceutical Co., Ltd.	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	80%

Chongqing Lijiantang Pharmaceutical Co., Ltd.	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100%

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred operating losses of $4,074,514 and $1,085,902, and the outflow of $3,429,513 and $26,409 from operating activities for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company had an accumulated deficit of $8.4 million and negative working capital of $0.59 million. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its stockholders or external financing, and (2) further implementation of management’s business plan to extend its operations and generate sufficient revenues and cash flow to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurance that the Company will be successful in increasing its sales or securing sufficient funds to sustain its operations.

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

The unaudited interim condensed consolidated financial information as of June 30, 2020 and for the six months ended June 30, 2020 and 2019 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2020 and its unaudited condensed consolidated results of operations for the six months ended June 30, 2020 and 2019, and its unaudited condensed consolidated cash flows for the three months ended June 30, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the 2020 fiscal year or any future periods.

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

Cash consists primarily of cash on hand and cash in banks which is readily available in checking and saving accounts. The Company maintains cash with various financial institutions in the PRC, where its accounts are uninsured. The Company has not experienced any losses from funds held in bank accounts and believes it is not exposed to any risk on its bank accounts.

●	Restricted cash

Cash that is restricted as to withdrawal or use under the terms of certain contractual agreements or orders are recorded in a restricted cash account in the Company’s unaudited interim condensed consolidated balance sheet. The Company’s restricted cash balance is the amount of cash deposited in the Company’s bank account that was subject to an attachment order by a local court of Dalian City due to a dispute with a supplier. As of June 30, 2020 and December 31, 2019, the balances of restricted cash were $13,090 and $311 respectively.

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest, which due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For those receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $997,227 and $53,182 respectively.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. We typically prepay for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from, and payments to, our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If we have difficulty receiving products from a vendor, we would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. We have not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of June 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $15,169 and $11,716, respectively.

●	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a weighted average method. The Company carries out physical inventory counts on a monthly basis at each store directly-owned and those warehouses for temporary storage of our selling merchandises. The Company reviews historical sales activity quarterly to identify if any excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated net realizable value, or obsolescence of inventories determined principally by customer demand and the maturity period of the merchandises. As of June 30, 2020 and December 31, 2019, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $367,233 and $182,258, respectively.

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

Cost of revenue consists primarily of cost of goods purchased from suppliers plus direct material costs for packaging and storage, direct labor, which are directly attributable to the acquisition and maintaining of products for sales. Cost of revenues also include impairment loss of our products which are obsolete or expired for sale, if any. Shipping and handling costs, associated with the distribution of products to customers, are borne by the customers.

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

For the six months ended June 30, 2020 and 2019, the Company did not incur any interest or penalties associated with tax positions. As of June 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2020	June 30, 2019
Period-end RMB:US$1 exchange rate	7.0741	6.8747
Six months end average RMB:US$1 exchange rate	7.0574	6.7808

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. Beginning in first quarter of 2020, the Company operates in three reportable segments: retail pharmacy, wholesale medicine and wholesale medical devices in the PRC.

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

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Guanzan Group. Goodwill represent the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Guanzan Group at the acquisition date. Upon the Guanzan Acquisition, the Company recognized its non-controlling interest in Shude in the amount of $46,295, representing the 20% non-controlling equity interest in Shude.

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

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	THE DISPOSAL OF NF GROUP

In late 2019, the Company committed to a plan to dispose of all the NF Group and on March 31, 2020 entered into the NF SPA with respect to the NF Group Disposition. Pursuant to the NF SPA, the aggregate sale price for the NF Group is $10,000,000. The closing of the NF SPA was subject to the satisfaction of certain conditions, including that the representations and warranties of the parties contained in the NF SPA were true and correct in all material respects on the closing date and that applicable consents and approvals required to be obtained by the parties have been obtained and not withdrawn.

 The NF Group Disposition closed on June 23, 2020, at which time the Company received banker’s acceptance bills (Chinese bank instruments that are payable by a bank and transferrable by endorsement) in an aggregate amount $10 million, from the buyer. Upon closing, the Company ceased to be involved in the energy efficiency enhancement business.

The consolidated NF Group balance sheet on disposal date and December 31, 2019, respectively, consisted of the following:

	June 30, 2020	December 31, 2019
Current assets:
Cash	$21,825	$23,645
Restricted cash	180,494	183,027
Accounts and retention receivable, net	44,087	130,456
Advances to suppliers	50,165	81,140
Inventories	1,360,746	1,383,226
Prepayments and other receivables	103,120	112,818
Total current assets	1,760,437	1,914,312

Non-current assets:
Property, plant and equipment, net	16,694,212	16,928,488
Intangible assets, net	2,343,299	2,376,183
Total assets	$20,797,948	$21,218,983

Liabilities
Current liabilities:
Short-term loans	$5,651,602	$5,730,914
Accounts payable, trade	2,318,939	2,351,481
Advances from customers	383,728	391,464
Amount due to related parties	5,665,983	1,542,988
Taxes payable	1,260,280	1,176,721
Other payables and accrued liabilities	2,461,780	1,914,470
Total current liabilities	17,742,312	13,108,038
Total liabilities	$17,742,312	$13,108,038

The summarized operating results of the NF Group in the Company’s unaudited interim condensed consolidated statements of operations consist of the following:

	For the Six Months ended June 30,
	2020	2019

Revenues	$8,537	$578,712
Cost of revenues	3,394	430,676
Gross profit	5,143	148,036

Operating expenses	498,212	398,902
Other expense	307,536	168,968
Loss before income taxes	(800,605)	(419,834)

Income taxes	-	-
Net loss	$(800,605)	$(419,834)

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	ACCOUNTS RECEIVABLE

The majority of the Company’s retail pharmacy revenues are derived from cash sales, except for sales to PRC social security bureaus or commercial health insurance programs, which typically settle once a month. We offer several credit terms to our wholesale customers and also to our authorized retail stores. Accounts receivable consist of the following:

	June 30, 2020	December 31, 2019
Accounts receivable, cost	$4,115,629	$78,022
Less: allowance for doubtful accounts	(997,227)	(53,182)
Accounts receivable, net	$3,118,402	$24,840

The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required.

7.	ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandise for sale in the ordinary course of business. As of June 30, 2020 and December 31, 2019, the Company reported advances to suppliers as follow:

	June 30, 2020	December 31, 2019
Advances to suppliers, cost	$2,212,418	$12,968
Less: allowance for doubtful accounts	(15,169)	(11,716)
Advances to suppliers, net	$2,197,249	$1,252

(1)	The remaining balance includes a pre-payment for medical equipment of $1.135 million to Sheng Yi Trading Co., Ltd. (“Sheng Yi”) for the purchase of ventilators in June 2020. Since the ventilators became out of stock, such purchase was subsequently cancelled. The pre-payment is expected to be refunded in October 2020.

8.	INVENTORIES

The Pharmacy Group’s inventories consist of medicine and medical devices that were purchased from third parties for resale in our retail pharmacy stores and wholesale sales to third party pharmacies, clinics, hospitals, etc. Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Medicine	$2,713,858	$889,784
Medical devices	176,450	-
Sub-total	2,890,308	889,784
Less: allowance for obsolete and expired inventory	(367,233)	(182,258)
	$2,523,075	$707,526

For the six months ended June 30, 2020 and 2019, the Company accrued allowances of $187,942 and $0, respectively for obsolete and expired items.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for both retail stores and office space premises, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of June 30, 2020 and December 31, 2019, respectively.

		June 30, 2020	December 31, 2019
Deposit for rental		$26,909	$26,938
Prepaid rental fee		19,915	48,490
Deposit for purchase of medical devices	(1)	1,034,129	-
Receivables from disposal of NF Group	(2)	10,000,000	-
Receivables from convertible bonds		2,100,000	-
Deferred offering cost		1,156,737	-
VAT deductible		53,311	-
Others		29,509	10,906
Less: allowance for doubtful accounts		(13,137)	(27,001)
Prepayments and other receivables, net		$14,407,373	59,333

(1)	The Company made a pre-payment of $1.135 million to Sheng Yi for the purchase of ventilators in June 2020. Since the ventilators became out of stock, such purchase was subsequently cancelled. The pre-payment is expected to be refunded in October 2020.

(2)	The NF Group Disposition closed on June 23, 2020, at which time the Company received banker’s acceptance bills (Chinese bank instruments that are payable by a bank and transferrable by endorsement) in the aggregate amount of $10 million, from the buyer. The full proceeds from the banker’s acceptance bills were credited into the Company’s account in July 2020.

Management evaluates the recoverable value of these balances periodically in accordance with the Company’s policies. For the six months ended June 30, 2020 and 2019, the Company reversed an allowance for doubtful accounts of $22,110 and $0, respectively.

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Building	$737,924	$-
Office equipment	86,102	41,127
Furniture	17,286	17,529
Vehicle	27,422	10,536
	868,734	69,192
Less: accumulated depreciation	(112,022)	(30,551)
Property, plant and equipment, net	$756,712	$38,641

Depreciation expense for the six months ended June 30, 2020 and 2019 were $2,707 and $0, respectively.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2020	December 31, 2019
Pharmacy store club members *	$8,208,349	$8,208,349
Sales management system	22,618	22,936
Financial management system	4,265	4,326
	8,235,232	8,235,611
Less: accumulated amortization	(776,746)	(262,432)
Intangible assets, net	$7,458,486	$7,973,179

*	Pharmacy store club members, which represented the aggregate fair value of the total number of customers who are pharmacy club members, was recognized in the acquisition of Boqi Zhengji which closed on October 14, 2019. The Company estimated and determined that the intangible assets of the pharmacy store club members would generate revenues in the next 8 years and would be amortized using the straight line method over 8 years. The intangible assets of the pharmacy store club members are subject to impairment testing according to the Company’s accounting policy and information available for the Company. No impairment was reserved for such assets for the six months ended June 30, 2020.

Amortization expenses for the six months ended June 30, 2020 and 2019 were $513,022 and $0, respectively.

The estimated amortization expense for these intangible assets in the next five years and thereafter is as follows:

Year ending December 31:	Amount
2020	$514,425
2021	1,028,789
2022	1,028,789
2023	1,028,789
2024	1,028,789
Thereafter	2,828,905
Total:	$7,458,486

12.	GOODWILL

The goodwill associated with the Guanzan Acquisition of $6,443,170 was initially recognized at the acquisition closing date of March 18, 2020. Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed to the two-step goodwill impairment test. No impairment loss was recorded for the six months ended June 30, 2020.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	LOANS

The following loans were assumed upon the acquisition of the Guanzan Group on March 18, 2020.

Short-term loans

	June 30, 2020	December 31, 2019
In March 2020, Guanzan entered in a loan agreement with Chongqing Nan'an Zhongyin Fuden Village Bank Co. LTD to borrow RMB 1,000,000, at a fixed annual interest rate of 8.0 % and due on March 1, 2021. The loan was jointly guaranteed by Shude, Mr. Xiaoping Wang, Guanzan’s CEO and the Company’s COO, and Ms. Zhou, the former record owner of Guanzan. Mr. Wang and Ms. Zhou are husband and wife.	$141,361	$-

In December 2019, Guanzan entered into a loan agreement with Postal Savings Bank of China to borrow RMB 4,900,000, at a fixed annual interest rate of 5.7% and due on December 22, 2020. The loan was guaranteed by Mr. Wang and Ms. Zhou. Guanzan also pledged its office building as a collateral.	692,667	-

Total	$834,028	$-

For the six months ended June 30, 2020 and 2019, interest expense on short-term loans amounted to $12,698 and $0, respectively.

Long-term loans

	June 30, 2020	December 31, 2019
In March 2018, Guanzan entered into a loan agreement with Standard Chartered Bank ("SCB") to borrow RMB 1,660,000 at a fixed monthly interest rate of 1.33% and due on May 4, 2021.	$76,022	$-

In October 2017, Guanzan entered into a loan agreement with Chongqing Gaoxinlong Micro-credit Co., Ltd. to borrow RMB 1,000,000 at a fixed monthly interest rate of 1.55% and due on November 2, 2020.	20,829	-

In November 2019, Shude entered into a loan agreement with SCB for to borrow RMB 1,220,000 at a fixed monthly interest rate of 1.38% and due on December 3, 2022.	148,556	-

In January 2020, Shude entered into a loan agreement with We Bank to borrow RMB 1,060,000 at a fixed monthly nominal interest rate of 1.02% and due on January 2, 2022.	138,067	-
Subtotal of long-term loans	383,474	-
Less: current portion	(219,554)	-
Long-term loans – noncurrent portion	$163,920	$-

For the six months ended June 30, 2020 and 2019, interest expense on long-term loans amounted to $27,661 and $0, respectively.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

On and after September 27, 2019, the Company entered into a series of identical security purchase agreements (the “Agreements”) with a number of lenders (the “Holders”) to sell convertible promissory notes (each a “ Note” and collectively the “Notes”) of the Company to the Holders. Each of these Notes was issued with a term of 12 months, carrying 6% annual interest rate and convertible into the Company’s common stock. According to the Agreements, each Holder has the right during the period beginning on the date which is one hundred eighty (180) calendar days following the date of issuance of the Note and ending on the maturity date of the Note, to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of common stock. During the period that these Notes are outstanding, the Company will reserve from its authorized and unissued shares of common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of the common stock upon the full conversion of the Notes issued pursuant to these Agreements.

On May 19, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with two institutional investors to sell in a private placement a new series of senior secured convertible notes having an original issue amount of $6,550,000, with a discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company ( the “ Convertible Notes”. Each Institutional Investor paid $1,750,000 in cash for a note in the face amount of $2,225,000. Additional Convertible Note in an aggregate original principal amount not to exceed $2,100,000 may also be issued to the Institutional Investors under the SPA at a later date under certain circumstances. The Convertible Notes mature on the eighteen-month anniversary of the issuance date, are payable by the Company in installments and are convertible at the election of the Institutional Investors at the convertible price of $2.59, which is subject to adjustment in the event of default. Each Institutional Investor also received a warrant to purchase 650,000 shares of the Company’s common stock at an initial exercise price of $2.845. The placement agent for the private placement received a warrant to purchase up to 171,845 shares of the Company’s common stock at an initial exercise price of $2.845 per share, subject to increase based on the number of shares of common stock issued pursuant to the Convertible Notes.

The following table summarizes the key terms of Notes as of June 30, 2020:

	Lenders/Holders	Principal	Annual Interest Rate	Maturity Dates	Shares reserved	Convertible Rate
1	CROWN BRIDGE PARTNERS, LLC	74,473	6%	11/15/2020	250,000	65%
2	TFK INVESTMENTS, LLC,	101,500	6%	11/15/2020	250,000	65%
3	MORNINGVIEW FINANCIAL, LLC	156,750	6%	12/18/2020	500,000	65%
4	CROWN BRIDGE PARTNERS, LLC	50,750	6%	12/16/2020	250,000	65%
5	BHP Capital NY Inc.	183,750	6%	02/13/2021	450,000	65%
6	FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	200,000	6%	02/13/2021	500,000	65%
7	Platinum Point Capital LLC	250,000	6%	02/27/2021	1,061,232	65%
	Total	$1,017,223			3,261,232

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

An aggregate amount of $7,567,223 was reported as discount on the Notes and the Convertible Notes at their issuance dates and are being amortized over the life of the Notes and Convertible Notes. During the six months ended June 30, 2020 the Company amortized $1,075,171 of discount on the Notes and Convertible Notes. The principal balance of the Notes and Convertible Notes was presented as following:

	June 30, 2020	December 31, 2019
Convertible note – principal	$7,567,223	$900,500
Convertible note – discount	(3,714,333)	(793,117)
	$3,852,890	$107,383

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

	June 30, 2020	December 31, 2019
Dividend yield	$0%	$0%
Expected volatility	217.31% ~ 226.75%	219.43% ~ 219.71%
Risk free interest rate	0.18% ~ 0.29%	1.54% ~ 1.57%
Expected life (year)	0.29 ~3.86	0.74 ~ 0.96

The value of the conversion option liability underlying the Notes as of June 30, 2020 and December 31, 2019 was $1,329,842 and $1,272,871, respectively. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of $107,340 and $0 for the six months ended June 30, 2020 and 2019, respectively.

15.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Salary payable	$411,046	$121,296
Salary payable – related party	-	95,862
Sales commission payable	449,370	-
Accrued interest expense	32,045	4,829
Accrued operating expenses	140,892	104,278
Social security payable	72,780	58,183
Acquisition payable (1)	10,069,828	5,655,709
Other payables	32,587	4,221
	$11,208,548	$6,044,378

(1)	Acquisition payable included:

a. In October 2019, the Company completed the acquisition of the Boqi Zhengji. In addition to the issuance of 1,500,000 shares of the Company’s common stock, the Company is obligated to pay approximately $5,655,709 (or RMB 40,000,000) in cash, which is subject to post-closing adjustments based on the performance of Boqi Zhengji. The fair value of the cash consideration payable has been calculated in conformance with FASB ASC 805-10.

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

Amounts due from related parties

As of December 31 2019, $ 1,350 was due from Xi’An Ronghao Medical Co.,Ltd (“Xi’An Ronghao”), a company directly controlled by Ms. Lijun Wang, who is the former CEO of Boqi Zhengji. The amount due from Xi’An Ronghao is free of interest and due on demand, and was incurred before the acquisition of the Pharmacy Group to help Xi’An Ronghao cover its operational costs in early 2019. This amount was repaid during the first quarter of 2020.

Amounts payable to related parties

As of June 30, 2020 and December 31, 2019, the total amounts payable to related parties was $649,059 and $305,760, respectively, which included:

1.	Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and current Chairman of the Board of directors of the Company, of $413,018 and $300,362, respectively, free of interest and due on demand. The amount represents the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018.

2.	Mr. Xiaoping Wang, Guanzan’s CEO and the Company’s COO, loaned the Company $136,382 (RMB 964,780 ) with an interest rate of 12.24% per year to Shude as of June 30, 2020. The loan is due in January 2023.

3.	Amount payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $99,659 and $27,271, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang relates to reimbursable operating expenses that the Company owned to Mr. Fuqing Zhang during and before the acquisition the Pharmacy Group.

17.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of June 30, 2020 and December 31, 2019, it had 10,384,433 shares and 9,073,289 shares outstanding, respectively. As of June 30, 2020, the Company reserved a total of 4,696,137 shares of common stock for future issuance pursuant to the requirements of the Notes and Convertible Notes.

On April 20, 2019 and October 7, 2019, respectively, the Company issued an aggregate of 1,500,000 shares of its common stock as a part of the consideration for the acquisition of Boqi Zhengji.

On March 12, 2020, the Company issued 950,000 shares of its common stock as the Guanzan Stock Consideration.

On April 6 and April 7, 2020, Power Up Lending Group Ltd. (“Power Up”) converted the full amount of a Note in the principal amount of $153,000 plus interest into 113,775 shares of the Company’s common stock.

On April 21, 2020, Power Up converted the full amount of another Note in the principal amount of $83,000 plus interest into 55,144 shares of the Company’s common stock.

On June 18, 2020, CROWN BRIDGE PARTNERS, LLC converted $27,027 of a Note in the principal amount of $101,500 plus interest into 18,000 shares of the Company’s common stock.

On June 19, 2020, LABRYS FUND, LP converted the full amount of a Note in the principal amount $254,000 plus interest into 174,225 shares of the Company’s common stock.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the six months ended June 30, 2020 and 2019:

	For the Six Months ended June 30,
	2020	2019
Total net gain/(loss) attributable to common shareholders	$2,445,388	$(1,429,690)

Weighted average common shares outstanding – Basic and diluted	9,728,861	7,703,123

Gian/(Loss) per shares – basic and diluted:	$0.25	$(0.19)

19.	LITIGATION

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

The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”), who is the CEO of the Company, evaluates performance of each of the segments based on profit or loss from continuing operations net of income tax.

The Company’s reportable business segments are strategic business units that offer different products. Each segment is managed independently because they require different operations and markets to distinct classes of customers.

Information about Reported Segment Profit or Loss and Segment Assets

BIMI, as the holding company, incurred a significant amount of general operating expenses, such as financing costs, that the Company’s CODM did not allocate to segments to evaluate the segments performance and allocate recourses of the Company. In addition, except for depreciation and amortization of long-lived assets, the Company does not allocate the change in fair value of derivative liabilities and the amortization of discount of convertible notes to reporting segments in its reported profit or loss. The following amounts were used by the chief operating decision maker.

For six months ended June 30, 2020	Retail pharmacy	Medical device wholesale	Drugs wholesale	All other	Total
Revenues from external customers	$13,797	$1,896,733	$2,307,311	$8,537	$4,226,378
Cost of revenues	$198,410	$1,464,624	$1,726,760	$17,375	$3,407,169
Depreciation, depletion, and amortization expense	$513,022	$-	$-	$-	$513,022
Profit (loss)	$(346,799)	$353,809	$75,558	$-	$82,568
Total assets	$640,888	$3,210,958	$5,599,998	$-	$9,451,844

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of June 30, 2020 and for the Six Months ended June 30, 2020.

Revenues	Six Months ended June 30, 2020
Total revenues from reportable segments	$4,241,750
Other revenues	8,537
Elimination of intersegments revenues	23,909
Total consolidated revenues	$4,226,378

Profit or loss
Total loss from reportable segments	$82,568
Elimination of intersegments profit or loss	(4,220)
Unallocated amount:	6,944,469
Investment income:
Amortization of discount of convertible notes	(614,581)
Depreciation and amortization	(513,022)
Other corporation expense	(3,423,551)
Total net income	$2,471,663

Assets
Total assets from reportable segments	$21,875,543
Elimination of intersegments receivables	(151,364)
Unallocated amount:
Other unallocated assets – Boyi Technology	26,255
Other unallocated assets – Xinrongxin	126,891
Other unallocated assets – BIMI	15,430,671
Total consolidated assets	$37,307,996

21.	ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each types of products

For the six months ended June 30, 2020 and 2019, respectively, the Company reported revenues for each type of product as follows:

	For the six months ended June 30,
	2020	2019
Medical devices	$1,896,732	$-
Medicines	2,331,221		-
Pharmacy retail	13,797	-
Total	$4,241,750	$-

(b)	Geographic areas information

For the six months ended June 30, 2020 and 2019, respectively, all the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of June 30, 2020 and 2019.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Major customers

For the six months ended June 30, 2020, no customer accounted for more than 10% of the Company’s revenues.

For the six months ended June 30, 2019, the customers who represented more than 10% of the Company’s revenues and its outstanding accounts receivable as of the balance sheet date are presented as follow:

	For the three months ended June 30, 2019		As of June 30, 2019
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$39,481	12%	$-
Customer B	62,047	18%	140,364
Customer C	53,809	16%	59,974
Customer D	61,275	18%	(9,495)
	$216,612	64%	$190,843

	For the six months ended June 30, 2019		As of June 30, 2019
Customers	Revenues	Percentage of revenues	Accounts receivable
Customer A	$127,773	14%	$-
Customer E	334,978	37%	-
	$462,751	51%	$-

(d)	Major vendors

For the six months ended June 30, 2020, one vendor accounted for more than 10% of the Company’s purchases and its outstanding balances as at balance sheet dates:

		For the six months ended March 30, 2020		As of June 30, 2020
Vendors	Segment	Purchases	Percentage of total purchases	Advance to supply
Vendor A	devices segment	$1,241,181	49%	$114,773

For the six months ended June 30, 2019, no vendor accounted for 10% of the Company’s purchases.

Concentrations of Risk

The Company is exposed to the following concentrations of risk:

(a)	Credit risk

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

The Company has no significant interest-bearing assets and its interest-rate risk arises from its Notes. The Company manages interest rate risk by varying the issuance and maturity dates, fixing interest rate of debt, limiting the amount of debts, and continually monitoring the effects of market changes in interest rates. As of June 30, 2020 and December 31, 2019, respectively, the Notes were at fixed rates.

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

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operation may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The outbreak of COVID-19 pandemic has expanded all over the world since the beginning of 2020, which has greatly slowed the growth of the global economy, including in the PRC, and this effect may continue until the pandemic is controlled, or a vaccine or cure is developed. The slowdown of the growth of the PRC’s economy has adversely effected our current business and future success will be adversely affected if we are unable to capitalize on the opportunities arising from the increasing demand for medicine and medical devices in the markets in which we operate. We established a new subsidiary Lijiantang in May 2020 to conduct a retail pharmacy business in Chongqing. One retail pharmacy store was opened at the end of June 2020 and five more retail pharmacies will open in the coming quarter.

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

Our energy efficiency enhancement business incurred operating losses in each of the seven years ending December 31, 2019, especially in 2018, when the PRC government adopted a series of policies to favor more environmentally friendly projects and products. As of December 31, 2019, the NF Group had an accumulated deficit of $4,231,623. We explored many different alternatives in an effort to revive this business, including attempts to expand into the international markets, before we determined this business was not sustainable for us. In late 2019, we committed to a plan to dispose of the NF Group and on March 31, 2020, we entered into the NF SPA with respect to the sale of the NF Group. Pursuant to the NF SPA, the aggregate sale price for the NF Group was $10,000,000, determined based on the value of the total assets of the NF Group as shown on the Company’s financial statements as of September 30, 2019, payable at the closing. The NF Group Disposition was closed on June 23, 2020.

We are currently focused on the development of our recently acquired businesses that are engaged in the operation of pharmacies and the wholesale distribution of medicine and medical devices (the “Pharmacy Group”).

On October 14, 2019, we acquired Boqi Zhengji, which operates pharmacies in the PRC, by purchasing 100% of the equity interests of Lasting, Boqi Zhengji’s parent company. This was the first step of our shift of focus to the healthcare business.

The Company, through Boqi Zhengji and its recently established Lijiantang subsidiary, sells medicines and other health-related products. Boqi Zhegnji currently has sixteen directly-owned stores, operating under the brand name “Boqi Pharmacy”, in the city of Dalian in the Liaoning Province of the PRC. . We began our expansion into Chongqing at the end of the second quarter with the opening of our first retail pharmacy at the end of June 2020. The Lijiantang retail pharmacy store will rely on the Guanzan Group’s large number of existing suppliers, with whom the Guanzan Group has long term relationships, for its inventory..

Following our plans to become a more cost-efficient and technology-focused company, we closed about 10 retail pharmacies in 2019 to reduce the rent and overhead costs, which had been the major fixed cost items for Boqi Zhegnji and kept sixteen stores. We also developed an online platform and made it available to our club member customers. Our club member customers may browse our products online, confirm availability of a specific product, make an online reservation and pick up the products at a conveniently located store. Although we suffered customer losses during the transition from our reliance on physical stores, we were able to maintain the number of our club members at a stable level. As of June 30, 2020, we had approximately 40,000 club member customers, similar to the annualized average of 39,000 club members in 2019. The total number of club member customers and the total revenue generated from these club member customers as of December 31, 2020 will be used to measure the performance of the pharmacy business and to determine if, and how much of the cash portion of the consideration for the acquisition of Boqi Zhengji will need to be paid.

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

We plan to focus the business of Boqi Zhengji on sales of prescription drugs, explore new retail opportunities and improve our online capabilities. Through the opening of pharmacy stores in Chongqing and acquisitions of businesses in the pharmacy industry, we intend to build core competencies such as specialized services. We are committed to the retail pharmacy industry and to transforming the Company into a technology-driven health service platform.

On March 18, 2020, we closed the Guanzan Acquisition. The Guanzan Group is a distributor of medical devices and generic drugs based in Chongqing, the largest city in the Southwest region of the PRC. The Guanzan Group has a strong regional brand in the local area of Chongqing and good commodity procurement resources. The rationale for the Guanzan Acquisition is for us to further expand our healthcare operation by acquiring a pharmaceutical and medical devices distributor and is in line with the Company’s expansion strategy, which focuses on deeper penetration of the healthcare market in the Southwest region of China and gaining a wider footprint in the PRC. We believe that the opening of our first pharmacy store in Chongqing in June 2020 and the planned opening of additional stores in Chongqing will further strengthen our ability to serve customers in the Southwest region of China.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred operating net losses of $4,074,514 and $1,085,902, and cash outflow of $3,429,513 and $26,409 from operating activities for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company had an accumulated deficit of $8.4 million and negative working capital of $0.59 million. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its stockholders or external financing and further implementation of management’s business plan to expand operations and generate sufficient revenues and cash flows to meet its obligations.

On May 18, 2020, the Company entered into a securities purchase agreement (the “May SPA”) with two institutional investors to sell a new series of senior secured convertible notes in the aggregate face amount of $6,550,000 (the “Convertible Notes”) of the Company in a private placement, having an aggregate original issue discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company. On June 2, 2020, two Convertible Notes in an aggregate original principal amount of $4,450,000 (having a face amount of $6,550,000) were issued to the two institutional investors. See “LIQUIDITY AND CAPITAL RESOURCES.”

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. In preparing our financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements can be found in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”). For additional information, see Note 3 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report. There were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2019 10-K.

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

Recent Developments

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 has spread globally in 2020. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. The current severity of the pandemic and the uncertainty regarding future outbreaks and the length of its effects have had and may continue to have negative consequences for our company.

Since the outbreak of the pandemic, our operations have been materially impacted. At the beginning of February 2020, the Chinese government issued a quarantine order, which lasted for more than two months in many parts of the country, where everyone had to stay at home. During February and March, all of our administrative functions had to be performed remotely. Not until the beginning of April did we start to maintain a small skeleton crew in our office to perform those functions that cannot be handled remotely.

Because of the pandemic, we also suffered a significant reduction.in sales during the first quarter in 2020. As a result of the Chinese government’s lockdown order, our customer traffic plummeted. Certain of our popular and high profit margin products could not be sold due to the governmental restrictive orders, which also resulted in the expiration of a large quantity of our inventory of medicines that are otherwise in high demand in the winter season. During the second quarter, we experienced significant difficulty in obtaining products including prescription drugs, OTC drugs, TCM, nutritional supplements, sundry products and medical consumables from our suppliers for resale, pending the settlement of several large court judgements against Boqi Zhengji in favor of such suppliers. As a result, our retail pharmacy business had minimum sales in the second quarter.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2020 and 2019

		For the Three Months Ended June 30 2020,		Comparison
	2020	% of Revenues	2019	Amount increase (decrease)	Percentage increase (decrease)

Revenues	$3,790,847	100%	$336,690	$3,454,157	1026%
Cost of revenues	2,941,955	78%	319,172	2,622,783	822%
Gross profit	848,892	22%	17,518	831,374	4747%
Operating expenses	2,922,868	77%	726,940	2,195,928	302%
Other income (expenses), net	6,791,101	179%	(170,823)	6,961,924	4076%
Profit (Loss) before income tax	4,717,125	124%	(883,245)	5,600,370	6341%
Income tax expense	43,271	1.1%		43,271	100%
Net Income attributable to BOQI International Medical Inc.	$4,673,854	123%	$(883,245)	$5,557,009	629%

Comparison of the six months ended June 30, 2020 and 2019

		For the Six Months Ended June 30, 2020,		Comparison
	2020	% of Revenues	2019	Amount increase (decrease)	Percentage increase (decrease)

Revenues	$4,226,378	100%	$912,402	$3,313,976	363%
Cost of revenues	3,407,169	81%	749,848	2,657,321	354%
Gross profit	819,209	19%	162,554	656,655	404%
Operating expenses	4,893,723	116%	1,248,456	3,645,267	292%
Other income (expenses), net	6,590,716	156%	(339,791)	6,930,507	2040%
Profit (Loss) before income tax	2,516,202	60%	(1,425,693)	3,941,894	276%
Income tax expense	44,539	1.1%	-	44,539	100%
Net Income attributable to BOQI International Medical Inc.	$2,471,663	58%	$(1,425,693)	$3,897,356	273%

Revenues

Revenues for the three months ended June 30, 2020 and 2019 were $3,790,847 and $336,690, respectively. The Company’s revenues for the three months ended June 30, 2020 were principally attributable to our newly acquired Guanzan Group’s wholesale sales of medical devices and generic drugs.

The Company’s revenues for the three months ended June 30, 2019 were attributable to the sales of products manufactured by the NF Group and from energy saving technical services and product collaboration processing services performed by the NF Group, which we sold in June 2020.

Revenues from the wholesale medical devices segment and the wholesale medicine segment for the three months ended June 30, 2020 were $2,059,189 and $1,730,175, respectively. During the second quarter of 2020, the Guanzan Group benefitted from the recovery from COVID-19.

Revenues from the retail pharmacy segment for the three months ended June 30, 2020 were $1,483. During the second quarter, we experienced significant difficulty in obtaining products including, prescription drugs, OTC drugs, TCM, nutritional supplements, sundry products and medical consumables from our suppliers for resale, pending the settlement of several large court judgements against Boqi Zhengji in favor of such suppliers. As a result, our retail pharmacy business had minimal sales in the second quarter.

Revenues for the six months ended June 30, 2020 and 2019 were $4,226,378 and $912,402, respectively. The 363% increase in revenues is attributable to the acquisition of the Guanzan Group in late March 2020. Revenues from the wholesale medicine segment for the six months ended June 30, 2020 were $2,307,311 and revenues from the wholesale medical device segment for the six months ended June 30, 2020 were $1,896,733. Revenues from the retail pharmacy segment for the six months ended June 30, 2020 were $13,797. The local lockdown policy due to COVID-2019 had an adverse effect on our retail pharmacy business in which almost none of our retail pharmacy stores generated any business during the first quarter in 2020. During the second quarter, we experienced significant difficulty in obtaining products including, prescription drugs, OTC drugs, TCM, nutritional supplements, sundry products and medical consumables from our suppliers for resale, pending the settlement of several large court judgements against Boqi Zhengji in favor of such suppliers. As a result, our retail pharmacy business had minimal sales in the six months ended June 30, 2020.

The Company’s revenue for the six months ended June 30, 2019 were attributable to the sales of products manufactured by the NF Group and from energy saving technical services and product collaboration processing services performed by the NF Group.

Cost of revenues

Cost of revenues for the three months ended June 30, 2020 and 2019 were $2,941,955 and $319,172, respectively, reflecting the impact of the acquisition of the Guanzan Group.

Cost of revenues of our wholesale medical devices segment consists primarily of cost of medical devices, medical consumables and costs related directly to contracts with customers. For the three months ended June 30, 2020, the cost of revenues of our wholesale medical devices segment was $1,279,640.

Cost of revenues of our wholesale medicine segment consists primarily of the cost of medicine, medical consumables and costs related directly to contracts with customers. For the three months ended June 30, 2020, the cost of revenues of our wholesale medicine segment was $1,543,301.

Cost of revenues of our retail pharmacy segment consists primarily of the cost of the products that we sell to retail customers. For the three months ended June 30, 2020, the cost of revenues for retail pharmacy segment was $68,927, which included an inventory impairment charge of $68,600.

Cost of revenues for the three months ended June 30, 2019 consisted primarily of material costs, direct labor, depreciation, and manufacturing overhead, which were directly attributable to the manufacturing of products and the rendering of services by the NF Group.

Cost of revenues for the six months ended June 30, 2020 and 2019 were $3,407,169 and $749,848, respectively. For the six months ended June 30, 2020, the cost of revenues of our wholesale medical devices segment was $1,464,624. For the six months ended June 30, 2020, the cost of revenues of our wholesale medicine segment was $1,726,760. For the six months ended June 30, 2020, cost of revenues of our retail pharmacy segment was $198,410, which included an inventory write-off of $187,942.

Cost of revenues for the six months ended June 30, 2019 consisted primarily of material costs, direct labor, depreciation, and manufacturing overhead, which costs were directly attributable to the manufacturing of products and the rendering of services by the NF Group.

Gross profit

For the three months ended June 30, 2020, we had a gross profit margin of 22.77% compared with a negative gross profit margin of 8.17% in the first quarter of 2020 and 4.35% in the quarter ended June 30, 2019. The improvement in our gross profit margin in the three months ended June 30, 2020 is mainly due to the inclusion of a full quarter of revenues from our wholesale medical devices and wholesale medicine segments.

The gross profit margin of our wholesale medical devices and wholesale medicine segments for three months ended June 30, 2020 were 23.22% and 25.56%, respectively. Our retail pharmacy segment’s cost of revenues exceeded its revenues by $67,444 in the quarter. The gross profit for the Company in the three months ended June 30, 2019 was related to the operations of the NF Group.

For the six months ended June 30, 2020, we had a gross profit margin of 19.38% compared with a gross profit margin of 17.82% in the first six months of 2019. The improvement in our gross profit margin in the six months ended June 30, 2020 is mainly due to the inclusion of the revenues from our wholesale medical devices and wholesale medicine segments since their acquisition in March 2020.

The gross profit margin of our wholesale medical devices and wholesale medicine segments for six months ended June 30, 2020 were 22.78% and 25.16%, respectively. Our retail pharmacy segment’s cost of revenues exceeded its revenues by $184,613 in the six month period ended June 30, 2020. The gross profit for the Company in the six months ended June 30, 2019 was related to the operations of the NF Group.

Operating expenses

Operating expenses were $2,922,868 for the three months ended June 30, 2020 compared to $726,940 for the same period in 2019, an increase of $2,195,928. The increase is mainly due to the additional amortization of the discounted convertible notes, meeting and promotional expenses, pharmaceutical and medical device industry compliance management expenses and professional expenses. The Company’s operating expenses for the three months ended June 30, 2019 consisted primarily of general and administrative expenses, and selling and marketing expenses of the NF Group.

For the three months ended June 30, 2020 operating expenses of $ 2,464,157 were allocated to the parent company. Operating expenses of the wholesale medical devices segment for the three months ended June 30, 2020 were $2,108, which amount reflects the recovery of funds previously written off as bad debts. Operating expenses of the wholesale medicine segment for the three months ended June 30, 2020 were $495,761. Operating expenses of the retail pharmacy segment for the three months ended June 30, 2020 were $306,097, which included $256,511 of amortization of the intangible assets recognized in the acquisition of Boqi Zhengji.

Operating expenses were $4,893,723 for the six months ended June 30, 2020 compared to $1,248,456 for the same period in 2019, an increase of $3,645,267, or 292%. Operating expenses for the six months ended June 30, 2020 consist mainly of amortization of the discounted convertible notes in the amount of $1,075,000, amortization of intangible assets in the amount of $513,022, meeting and promotional expenses in the amount of $650,769, pharmaceutical and medical device industry compliance management expense of $590,000, legal fees of $272,575, convertible notes issuance-related costs in the amount of $211,425 and other professional service fees in the amount of $302,013.

For the six months ended June 30, 2020 operating expenses of $3,591,504 were allocated to the parent company. Operating expenses of the wholesale medical devices segment for the six months ended June 30, 2020 were $14,858. Operating expenses of the wholesale medicine segment for the six months ended June 30, 2020 were $530,522. Operating expenses of the retail pharmacy segment for the six months ended June 30, 2020 were $651,528, which included $513,022 of amortization of the intangible assets recognized in the acquisition of Boqi Zhengji.

The Company’s operating expenses for the six months ended June 30, 2019 consisted primarily of general and administrative expenses, and selling and marketing expenses of the NF Group.

Other income

For the three months ended June 30, 2020, we reported other income of $6,986,587 and other interest expense of $195,486. For the six months ended June 30, 2020, we reported other income of $6,944,469 and other interest expense of $377,466.  Other income in both periods includes the gain generated from the disposal of the NF Group. Other expense in both periods consisted of interest expense.

Net profit (loss)

For the three months ended June 30, 2020, we reported a net profit of $4,673,854 compared to a net loss of $883,245 for the same period of 2019.For the six months ended June 30, 2020 reported a net profit of $2,471,663 compared to a net loss of $1,425,693 for the same period of 2019. Our net profit in both periods is attributable to the gain generated from the disposal of the NF Group.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2020, we had cash of $109,402 and negative working capital of $0.59 million as compared to cash of $36,674 and negative working capital of $500,765 at December 31, 2019. The payment from the June 23, 2020 disposition of the NF Group was received in the form of bank instruments that were payable by a bank and transferrable by endorsement in an aggregate amount of RMB 70,741,000 (approximately $10 million). The bank instruments were recorded under “prepayments and other receivables” in our balance sheet as of June 30, 2020.

Beginning on September 27, 2019, the Company sold $1,534,250 of convertible notes to various investors that mature during the period beginning September 27, 2020 and ending on March 13, 2021. Each of these notes was issued for a term of 12 months, carrying 6% annual interest rate and convertible into the Company’s common stock. According to the applicable agreements, each holder of such notes has the right during the period beginning one hundred eighty (180) calendar days following the date of their issuance and ending on the maturity date, to convert all or any part of the outstanding and unpaid principal into fully paid and non-assessable shares of common stock. During the period that these notes are outstanding, the Company will reserve from its authorized and unissued shares of common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of the common stock upon the full conversion of the notes. During the six months ended June 30, 2020, $517,027 of notes were converted into shares of our common stock. The principal amount of $1,017,223 remains outstanding.

The following table summarizes the key terms of the outstanding notes:

	Lenders/Holders	Principal	Annual Interest Rate	Maturity Dates	Shares reserved	Convertible Rate
1	CROWN BRIDGE PARTNERS, LLC	74,473	6%	11/15/2020	250,000	65%
2	TFK INVESTMENTS, LLC,	101,500	6%	11/15/2020	250,000	65%
3	MORNINGVIEW FINANCIAL, LLC	156,750	6%	12/18/2020	500,000	65%
4	CROWN BRIDGE PARTNERS, LLC	50,750	6%	12/16/2020	250,000	65%
5	BHP Capital NY Inc.	183,750	6%	02/13/2021	450,000	65%
6	FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	200,000	6%	02/13/2021	500,000	65%
7	Platinum Point Capital LLC	250,000	6%	02/27/2021	1,061,232	65%
	Total	$1,017,223			3,261,232

On May 18, 2020, the Company entered into the May SPA with two institutional investors to sell Convertible Notes having a face amount of $6,550,000 at an aggregate original issue discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company. The Convertible Notes do not bear interest except upon the occurrence of an event of default.

On June 2, 2020, two Convertible Notes in an aggregate original face amount of $4,450,000 were issued to the two investors. Each of the Convertible Notes has a face amount of $2,225,000 for which each Institutional Investor paid $1,750,000 in cash. The Convertible Notes mature on the eighteen-month anniversary of the issuance date, are payable by the Company in installments and are convertible at the election of the investors at the conversion price of $2.59, subject to adjustment in the event of default. Each investor also received a warrant to purchase 650,000 shares of the Company’s common stock at an initial exercise price of $2.845. The placement agent for the private placement received a warrant to purchase up to 171,845 shares of the Company’s common stock at an initial exercise price of $2.845 per share, subject to increase based on the number of shares of common stock issued pursuant to the Convertible Notes. Additional Convertible Notes in an aggregate original face amount not to exceed $2,100,000 may also be issued to the two investors under the SPA under certain circumstances.

On June 23, 2020, we completed the disposition of the NF Group, at which time the Company received banker’s acceptance bills (Chinese bank instruments) in the aggregate amount of RMB 70,741,000 (approximately $10 million) from the buyer. In July, banker’s acceptance bills aggregating $10 million were deposited into the Company’s bank account.

The Company made a pre-payment of $1.135 million to a vendor for the purchase of ventilators in June 2020. Since the ventilators became out of stock, such purchase was subsequently cancelled. The re-payment is expected to be refunded in October 2020.

As a result of the receipt of the proceeds of the sale of the NF Group and the proceeds from the issuance of the Convertible Notes, management believes we have sufficient financial resources to fund our operations for at least the next twelve months.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2020 and 2019, respectively.

	For the six months ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(3,429,513)	$(26,409)
Net cash provided by investing activities	95,220	-
Net cash provided by (used in) financing activities	4,000,513	125,336
Exchange rate effect on cash	(593,510)	(20,569)
Net cash inflow	$72,728	$78,388

Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was 3,429,513 compared to $26,409 used in operating activities for the six months ended June 30, 2019. The increase in the amount of cash used in operating activities was primarily attributable to increases in accounts receivable, inventories and advances to suppliers as the result of our acquisition of the Guanzan Group. During the six months ended June 30, 2020, adjustments for non-cash items primarily included the gain recorded on the disposal of the NF Group in the amount of $6.94 million, amortization of convertible notes of $1.075 million and depreciation of intangible assets of $512,460.

Investing Activities

Cash provided by investing activities was $95,220 for the six months ended June 30, 2020 compared to $0 provided by investing activities for the same period of 2019. Cash provided by investing activities for the three six ended June 30, 2020 relates to cash obtained as a result of the acquisition of the Guanzan Group.

Financing Activities

Cash provided by our financing activities was $4 million for the six months ended June 30, 2020 compared to $0.125 million used in financing activities for the same period in 2019. During the six months ended June 30, 2020, we raised $3.45 million through the issuance of convertible promissory notes and $0.6 million from related party loans. The proceeds from the sale of the NF Group were not included in cash flows during the period.

Contractual Obligations

As of June 30, 2020, the Company had a $5,655,709 contractual obligation, which is the maximum amount of the cash portion of the consideration payable for the acquisition of Boqi Zhengji, which amount is subject to post-closing adjustments. In addition, the Company accrued a $4,414,119 contractual obligation, which is the estimated fair value of the Guanzan Cash Consideration, which is subject to post-closing adjustments.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of June 30, 2020, our internal control over financial reporting is not effective.

Management identified the following control deficiencies that represent material weaknesses at December 31, 2019:

●	Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP.

●	A continuing lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements, including but not limited to accounting estimates, reserves, allowances, and income tax matters, in a timely manner.

To date, we have been unable to remediate these weaknesses, which stem from our small number of accounting personnel consisting of seven persons at June 30, 2020.

Management’s Remediation Plan

While management believes that the Company’s financial have been properly recorded and disclosed in accordance with US GAAP, based on the control deficiencies identified above, management is currently seeking to engage an outside consultant with public company reporting experience and breadth of knowledge of US GAAP to provide additional training to its accounting personnel in connection with the preparation and review of the Company’s financial statements. As the first step of our remediation plan, we replaced our Chief Financial Officer (“CFO”) in September. Our new CFO, Mr. Jun Jia, has been in the financial management business for 15 years and has worked for several large Chinese public companies. He holds advanced degrees in finance and has conducted a financial data analysis project at the London Metal Exchange. Mr. Jia’s knowledge and experience in finance and public companies will help the company correct some of the control deficiencies.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

During the second quarter, we experienced significant difficulty in obtaining products including prescription drugs, OTC drugs, TCM, nutritional supplements, sundry products and medical consumables from Boqi Zhengji’s suppliers for resale, pending the settlement of several large court judgements against Boqi Zhengji in favor of such suppliers. As a result, our retail pharmacy business had minimum sales in the second quarter. If our inability to purchase inventory for Boqi Zhengji’s retail pharmacy stores continues, our business, financial condition or results of operations may be adversely affected.

The impact of the COVID-19 pandemic and the outstanding court judgments against Boqi Zhengji continue to have an adverse effect on us. These matters may also result in uncertainties in relation to the assumptions and estimations associated with the measurement of various assets and liabilities in the financial statements that we may not have previously recognized or disclosed, the financial effects of which cannot be reasonably estimated at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On and after September 27, 2019, the Company entered into a series of identical security purchase agreements (the “Agreements”) with eight accredited investors (the “Holders”), to sell convertible promissory notes (the “Notes”) of the Company to the Holders, pursuant to an exemption from registration under the Securities Act of 1933. .

On May 19, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with two institutional investors to sell a new series of senior secured convertible notes with an original issue amount of $6,550,000, discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company in a private placement to the Institutional Investors. The sales were made pursuant to an exemption from registration under the Securities Act of 1933.

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

BOQI International Medical Inc.
(Registrant)

Date: October 19, 2020	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: October 19, 2020	By:	/s/ Jun Jia
Jun Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)