Form 10-Q
period 2020-09-30
BOQI International Medical, Inc.
filed 2020-11-16
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 13, 2020, the registrant had 11,681,502 shares of common stock, par value $.001 per share, issued and shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,585,321	$36,363
Restricted cash	1,365	311
Accounts receivable, net	3,935,514	24,840
Advances to suppliers	2,251,811	1,252
Amount due from related parties	-	1,350
Inventories, net	4,195,247	707,526
Prepayments and other receivables	3,495,570	59,333
Assets from discontinued operations	-	21,218,983
Total current assets	25,464,828	22,049,958

NON-CURRENT ASSETS
Deferred tax assets	165,995	-
Property, plant and equipment, net	854,897	38,641
Intangible assets, net	642,741	7,973,179
Goodwill	6,443,170	-
Total non-current assets	8,106,803	8,011,820

TOTAL ASSETS	$33,571,631	$30,061,778

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$866,297	$-
Long-term loans due within one year	185,147	-
Convertible promissory notes, net	3,616,330	107,383
Derivative liability	1,173,505	1,272,871
Accounts payable, trade	6,790,000	641,927
Advances from customers	710,515	67,975
Amount due to related parties	586,027	305,760
Taxes payable	308,920	861
Other payables and accrued liabilities	5,788,175	6,044,378
Liabilities from discontinued operations	-	13,108,038
Total current liabilities	20,024,916	21,549,193

Long-term loans - non-current portion	138,632	-

TOTAL LIABILITIES	20,163,548	21,549,193

EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,505,821 and 9,073,289 shares issued and outstanding as of September 30 2020 and December 31, 2019, respectively	10,506	9,073
Additional paid-in capital	24,081,799	15,643,825
Statutory reserves	-	2,227,634
Accumulated deficit	(10,834,660)	(10,881,667)
Accumulated other comprehensive income	26,633	1,683,770
Total BOQI International Medical Inc.’s equity	13,284,278	8,682,635

NON-CONTROLLING INTERESTS	123,805	(170,050)

Total equity	13,408,083	8,512,585

Total liabilities and equity	$33,571,631	$30,061,778

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (GAIN)/LOSS

(UNAUDITED)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2020	2019	2020	2019

REVENUES	3,091,071	208,402	7,317,449	1,120,804

COST OF REVENUES	2,833,793	281,014	6,240,962	1,030,862

GROSS PROFIT/(LOSS)	257,278	(72,612)	1,076,487	89,942

OPERATING EXPENSES:
Sales and marketing	377,977	33,096	1,028,746	119,820
General and administrative	1,311,985	326,211	5,554,939	1,487,943
Total operating expenses	1,689,962	359,307	6,583,685	1,607,763

LOSS FROM OPERATIONS	(1,432,684)	(431,919)	(5,507,198)	(1,517,821)

OTHER INCOME (EXPENSE)
Interest expense	(339,780)	(174,488)	(717,226)	(466,582)
Other income	5,247	58,718	6,973,409	11,021
Total other income (expense), net	(334,533)	(115,770)	6,256,183	(455,561)

INCOME (LOSS) BEFORE INCOME TAXES	(1,767,217)	(547,689)	748,985	(1,973,382)

PROVISION FOR INCOME TAXES	93,356	—	137,895	—

NET INCOME (LOSS)	(1,860,573)	(547,689)	611,090	(1,973,382)
Less: net income (loss) attributable to non-controlling interest	49,374	(3,220)	75,648	777
NET INCOME (LOSS) ATTRIBUTE TO BOQI INTERATIONAL MEDICAL INC.	$(1,909,947)	$(544,469)	$535,442	$(1,974,159)
OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation adjustment	(108,236)	(271,289)	34,802	(244,964)
TOTAL COMPREHENSIVE INCOME(LOSS)	(1,968,809)	(818,978)	645,892	(2,218,346)
Less: comprehensive income (loss) attributable to non-controlling interests	1,193	(1,260)	(1,408)	3,286
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BOQI INTERNATIONAL MEDICAL INC.	$(1,970,002)	$(817,718)	$647,300	$(2,221,632)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	10,505,821	8,073,289	9,987,848	7,871,824

INCOME (LOSS) PER SHARE
Basic and diluted	$(0.19)	$(0.07)	$0.05	$(0.25)

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

(CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$611,090	$(1,973,382)
Adjustments to reconcile net income/(loss) to cash used in operating activities:
Depreciation and amortization	810,264	716,433
(Profit) on disposal of property	(6,944,469)	(43,712)
Allowance for doubtful accounts	(263,260)	(75,203)
Amortization of discount of convertible promissory notes	1,950,901	1,239
Change in derivative liabilities	43,224	2,132
Impairment loss from construction in progress	-	24,803
Allowance for inventory provision	390,923	-
Impairment loss of intangible assets	903,573	-

Change in operating assets and liabilities
Accounts receivable	(1,284,400)	970,444
Advances to suppliers	418,847	-
Inventories	(2,928,419)	(634,860)
Prepayments and other receivables	(1,245,981)	(67,709)
Accounts payable, trade	4,844,674	(284,077)
Advances from customers	(707,586)	-
Taxes payable	(9,368)	55,943
Other payables and accrued liabilities	594,793	371,982
Net cash used in operating activities	(2,815,194)	(935,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of Guanzan Group	95,220	-
Proceeds from disposal of property, planet, and equipment	-	50,063
Purchase of property, planet, and equipment	(121,176)	-
Cash received from sale of NF Group	10,375,444	-
Repayment from related party loan	-	540,294
Loan to related party	-	(1,161,458)
Net cash provided by (used in) investing activities	10,349,488	(571,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible promissory notes	3,457,325	-
Proceeds from short-term loans	27,371	5,835,897
Repayment of short-term loans	(65,516)	(5,838,815)
Repayment of long-term loans	(48,164)	-
Amount financed by related parties	173,547	1,591,910
Net cash provided by financing activities	3,544,563	1,588,992

EFFECT OF EXCHANGE RATE ON CASH	471,155	(33,401)

INCREASE IN CASH	11,550,012	48,523

CASH AND CASH EQUIVALENTS, beginning of period	36,674	197,356

CASH AND CASH EQUIVALENTS, end of period	$11,586,686	$245,879

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$42,130	$-
Cash paid for interest expense, net of capitalized interest	$62,636	$434,198

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common shares for the equity acquisition of Chongqing Guanzan Technology Co., Ltd.	$2,717,000	$-
Goodwill recognized from the equity acquisition of the Boqi Group	$6,443,170	$2,040,000
Outstanding payment for the equity acquisition of Chongqing Guanzan Technology Co., Ltd.	$4,414,119	$-
Common shares to be issued upon conversion of convertible promissory notes	$5,160,473	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

BOQI International Medical, Inc. (the “Company” or “BIMI”) was incorporated in the State of Delaware as Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to Global Broadcast Group, Inc. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, the Company changed its name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company changed its name to NF Energy Saving Corporation. On December 16, 2019, the Company changed its name to BOQI International Medical Inc., to reflect the Company’s refocus of its business from the energy saving industry to the health care industry. Since March 7, 2012, the common stock of the Company has been traded on the Nasdaq Capital Market.

Until October 14, 2019, the Company, through NF Energy Saving Investment Limited and its subsidiaries (the “NF Group”), operated in the energy saving enhancement technology industry in the People’s Republic of China (“the PRC”). The NF Group focused on providing services relating to energy saving technology, optimization design, energy saving reconstruction of pipeline networks and contractual energy management for the electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries in the PRC and the manufacture and sales of energy-saving flow control equipment. In late 2019, the Company committed to a plan to dispose of all its equity interests in the NF Group and on March 23, 2020, the Company entered into a stock purchase agreement (the “NF SPA”) to sell the NF Group. The sale of the NF Group closed on June 23, 2020. Please refer to NOTE 5 for more information relating to the sale of the NF Group.

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

The Pharmacy Group engages in both the retail and wholesale distribution of pharmaceutical and other healthcare products in the PRC. The Pharmacy Group sells its pharmaceutical and other healthcare products to customers through its directly-owned stores and authorized retail stores. The retail segment of the Pharmacy Group offers a wide range of products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicines, personal and family care products and medical devices, as well as miscellaneous items. Most of the Pharmacy Group’s retail pharmacies are located in Dalian City, Liaoning Province, PRC. The wholesale segments of the Pharmacy Group operates under the umbrella of the Guanzan Group and are engaged in the distribution of medical devices and generic drugs.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred operating losses of $5,507,198 and $1,517,821, and a cash outflow of $2,815,194 and $935,967 from operating activities for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company had an accumulated deficit of $10.8 million and negative working capital of $5.44 million. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

The unaudited condensed consolidated financial information as of September 30, 2020 and for the nine months ended September 30, 2020 and 2019 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2020 and its unaudited condensed consolidated results of operations for the nine months ended September 30, 2020 and 2019, and its unaudited condensed consolidated cash flows for the nine months ended September 30, 2020 and 2019, as applicable, have been made. The results of operations are not necessarily indicative of the operating results for the 2020 fiscal year or any future periods.

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

Cash that is restricted as to withdrawal or use under the terms of certain contractual agreements or orders are recorded in a restricted cash account in the Company’s unaudited condensed consolidated balance sheet. The Company’s restricted cash balance is the amount of cash deposited in the Company’s bank account that was subject to an attachment order by a local court of Dalian City due to a dispute with a supplier. As of September 30, 2020 and December 31, 2019, the balances of restricted cash were $1,365 and $311, respectively.

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days are reviewed individually for collectability. At the end of each period, the Company specifically evaluates such individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $678,858 and $53,182 respectively.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. We typically prepay for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. We typically receive products from vendors within three to nine months after making prepayments. We continuously monitor delivery from, and payments to, our vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If we have difficulty receiving products from a vendor, we would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. We have not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of September 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $19,151 and $11,716, respectively.

●	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a weighted average method. The Company carries out physical inventory counts on a monthly basis at each store directly-owned and those warehouses for temporary storage of our selling merchandises. The Company reviews historical sales activity quarterly to identify if any excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated net realizable value, or obsolescence of inventories determined principally by customer demand and the maturity period of the merchandises. As of September 30, 2020 and December 31, 2019, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $588,174 and $182,258, respectively.

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. During the quarter ended September 30, 2020 we identified an impairment charge regarding Boqi Zhengji in the amount of $6,559,282. .

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

For the nine months ended September 30, 2020 and 2019, the Company did not incur any interest or penalties associated with tax positions. As of September 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts all of its business in the PRC and is subject to tax in this jurisdiction. As a result of its corporate structure the Company files tax returns that are subject to examination by a foreign tax authority.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Value added tax

Sales revenue represents the invoiced value of goods sold, net of VAT. All of the Company’s products that are sold in the PRC are subject to a VAT on the gross sales price. The VAT rates range up to 13%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on its purchase activities of merchandises, raw materials, utilities, and other materials which cost was included in the cost of producing or acquiring its products for sales. The Company records a VAT payable net of payments if the VAT payable on the gross sales is larger than VAT paid by the Company on purchase of finished goods; on the other hand, the Company records a VAT deductible in the accompanying financial statements net of any VAT payable at the end of reporting period.

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

●	Net income (loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	September 30, 2020	September 30, 2019
Period-end RMB:US$1 exchange rate	6.8106	7.0729
Nine months end average RMB:US$1 exchange rate	6.9946	6.8541

●	Related parties

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

In February 2016, FASB issued ASU No. 2016–02, “Leases (Topic 842)”, ASC 842, and subsequently amended the guidance relating largely to transition considerations under the standard in July 2018. The new guidance, which creates new accounting and reporting guidelines for leasing arrangements, requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for public business entities for annual reporting periods beginning after December 15, 2018, including periods within that reporting period, with early application permitted. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which further clarifies the determination of fair value of the underlying asset by lessors that are not manufacturers or dealers and modifies transition disclosure requirements for changes in accounting principles and other technical updates. The amendments in ASU 2019-01 amend Topic 842 and the effective date of those amendments is for fiscal years beginning December 15, 2019, and periods within those fiscal years for public business entities. For all other entities, ASC 842 is effective for annual periods beginning after December 15, 2020.

In February 2016, FASB issued ASU No. 2016–02, “Leases (Topic 842)”, ASC 842, and subsequently amended the guidance relating largely to transition considerations under the standard in July 2018. The new guidance, which creates new accounting and reporting guidelines for leasing arrangements, requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for public business entities for annual reporting periods beginning after December 15, 2018, including periods within that reporting period, with early application permitted. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which further clarifies the determination of fair value of the underlying asset by lessors that are not manufacturers or dealers and modifies transition disclosure requirements for changes in accounting principles and other technical updates. The amendments in ASU 2019-01 amend Topic 842 and the effective date of those amendments is for fiscal years beginning December 15, 2019, and periods within those fiscal years for public business entities. For all other entities, ASC 842 is effective for annual periods beginning after December 15, 2020.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

On February 1, 2020, we entered into a stock purchase agreement to purchase the Guanzan Group (the “Guanzan SPA”). Guanzan is a distributor of medical devices whose customers are primarily drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest of China. Guanzan holds business licenses in the PRC such as a Business Permit for Medical Devices and a Recordation Certificate for Business Activities Involving Class II Medical Devices, etc., which qualify Guanzan to engage in the distribution of medical devices in the PRC. Pursuant to the Guanzan SPA, we agreed to purchase all the issued and outstanding shares of the Guanzan Group (the “Guanzan Shares”) for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 950,000 shares of our common stock (the “Guanzan Stock Consideration”) and the payment of RMB 80,000,000 (approximately $11,428,571) in cash (the “Guanzan Cash Consideration”) (the “Guanzan Acquisition”). The Guanzan Stock Consideration was payable at closing and the Guanzan Cash Consideration, which is subject to post-closing adjustments based on the performance of the Guanzan Group in the years ending December 31, 2020 and 2021, will be paid pursuant to a post-closing payment schedule.

The transaction closed on March 18, 2020. Upon the closing, the Guanzan Shares were issued. The Guanzan Cash Consideration has not been paid as of the date of this report.

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

The fair value of all assets acquired and liabilities assumed is the estimated book value of Guanzan Group. Goodwill represent the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Guanzan Group at the acquisition date. Upon the Guanzan Acquisition, the Company recognized its non-controlling interest in Shude in the amount of $46,295, representing the 20% non-controlling equity interest in Shude. Shude is a pharmaceutical distributor that markets generic drugs. Shude’s customers include a wide range of clinics, private and public hospitals and pharmacies in the PRC. Shude holds Chinese business licenses such as a Business Permit for Medical Devices and a Drug Wholesale Distribution License, which qualify Shude to engage in the distribution of medicines and medical devices in China.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	THE SALE OF THE NF GROUP

In late 2019, the Company committed to a plan to dispose of the NF Group and on March 31, 2020 entered into the NF SPA with respect to the sale of the NF Group. Pursuant to the NF SPA, the aggregate sale price for the NF Group was $10,000,000. The sale of the NF Group closed on June 23, 2020, at which time the Company received $10 million in banker’s acceptance bills (Chinese bank instruments that are payable by a bank and transferrable by endorsement). Upon closing, the Company ceased to be involved in the energy efficiency enhancement business.

The consolidated NF Group balance sheet on June 23,2020 and December 31, 2019, respectively, consisted of the following:

	June 23, 2020	December 31, 2019
Current assets:
Cash	$21,825	$23,645
Restricted cash	180,494	183,027
Accounts and retention receivable, net	44,087	130,456
Advances to suppliers	50,165	81,140
Inventories	1,360,746	1,383,226
Prepayments and other receivables	103,120	112,818
Total current assets	1,760,437	1,914,312

Non-current assets:
Property, plant and equipment, net	16,694,212	16,928,488
Intangible assets, net	2,343,299	2,376,183
Total assets	$20,797,948	$21,218,983

Liabilities
Current liabilities:
Short-term loans	$5,651,602	$5,730,914
Accounts payable, trade	2,318,939	2,351,481
Advances from customers	383,728	391,464
Amount due to related parties	5,665,983	1,542,988
Taxes payable	1,260,280	1,176,721
Other payables and accrued liabilities	2,461,780	1,914,470
Total current liabilities	17,742,312	13,108,038
Total liabilities	$17,742,312	$13,108,038

The summarized operating results of the NF Group in the Company’s unaudited condensed consolidated statements of operations consist of the following:

	For the Nine Months ended September 30,
	2020	2019

Revenues	$8,537	$1,120,804
Cost of revenues	3,394	1,030,862
Gross profit	5,143	89,942

Operating expenses	498,212	1,607,764
Other expense	307,536	(455,561)
Loss before income taxes	(800,605)	(1,973,382)

Income taxes	-	-
Net loss	$(800,605)	$(1,973,382)

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2020	December 31, 2019
Accounts receivable, cost	$4,614,372	$78,022
Less: allowance for doubtful accounts	(678,858)	(53,182)
Accounts receivable, net	$3,935,514	$24,840

7.	ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandise for sale in the ordinary course of business. As of September 30, 2020 and December 31, 2019, the Company reported advances to suppliers as follow:

	September 30, 2020	December 31, 2019
Advances to suppliers, cost	$2,270,962	$12,968
Less: allowance for doubtful accounts	(19,151)	(11,716)
Advances to suppliers, net	$2,251,811	$1,252

(1)	The remaining balance includes a pre-payment for medical equipment of $1.135 million to Sheng Yi Trading Co., Ltd. (“Sheng Yi”) for the purchase of ventilators in June 2020. Because the vendor was unable to deliver the ventilators in a timely fashion, such purchase was subsequently cancelled. The refund is expected to be received in the fourth quarter of 2020.

8.	INVENTORIES

The Pharmacy Group’s inventories consist of medicine and medical devices that were purchased from third parties for resale to third party pharmacies, clinics, hospitals, and in our retail pharmacy stores, etc.. Inventories consisted of the following:

	September 30, 2020	December 31, 2019
Medicine	$4,591,694	$889,784
Medical devices	191,727	-
	4,783,421	889,784
Less: allowance for obsolete and expired inventory	(588,174)	(182,258)
	$4,195,247	$707,526

For the nine months ended September 30, 2020 and 2019, the Company accrued allowances of $390,923 and $0, respectively for obsolete and expired items.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for both retail stores and office space premises, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020	December 31, 2019
Deposits for rental	$26,041	$26,938
Prepaid rental fees	125,202	48,490
Deposit for purchase of medical devices	40,525	-
Receivables from convertible bonds	2,100,000	-
Deferred offering cost	946,419	-
VAT deductible	242,426	-
Others	58,755	10,906
Less: allowance for doubtful accounts	(43,798)	(27,001)
Prepayments and other receivables, net	$3,495,570	59,333

Management evaluates the recoverable value of these balances periodically in accordance with the Company’s policies. For the nine months ended September 30, 2020 and 2019, the Company accrued an allowance for doubtful accounts of $16,797 and $0, respectively.

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Building	$766,474	$-
Office equipment	114,529	41,127
Furniture	17,955	17,529
Vehicle	92,093	10,536
	991,051	69,192
Less: accumulated depreciation	(136,154)	(30,551)
Property, plant and equipment, net	$854,897	$38,641

Depreciation expense for the nine months ended September 30, 2020 and 2019 were $38,446 and $0, respectively.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2020	December 31, 2019
Pharmacy store club members *	$8,208,349	$8,208,349
Sales management system	23,493	22,936
Financial management system	4,431	4,326
	8,236,273	8,235,611
Less: accumulated amortization	(1,034,250)	(262,432)
impairment provision	(6,559,282)	-
Intangible assets, net	$642,741	$7,973,179

*

Pharmacy store club members, which represented the aggregate fair value of the total number of customers who are pharmacy club members, was recognized in the acquisition of Boqi Zhengji which closed on October 14, 2019. The Company estimated and determined that the intangible assets of the pharmacy store club members would generate revenues in the next 8 years and would be amortized using the straight line method over 8 years. The intangible assets of the pharmacy store club members are subject to impairment testing according to the Company’s accounting policy and information available for the Company. During the current quarter, the pharmacy stores in Dalian experienced a second local lockdown due to a second wave of COVID-19 and continued to suffer significant difficulty in obtaining products from their suppliers for resale, which resulted in minimal sales in the third quarter. Upon the purchase of Boqi Zhengji the Company recorded an intangible asset in the amount of $8,208,349 with respect to the pharmacy store club members of Boqi Zhengji. As a result of the minimal sales in the first nine months of 2020 to the pharmacy store club members, the Company recorded an impairment charge of $6,559,709.

Amortization expenses for the nine months ended September 30, 2020 and 2019 were $771,818 and $0, respectively.

12.	GOODWILL

The goodwill associated with the Guanzan Acquisition of $6,443,170 was initially recognized at the acquisition closing date of March 18, 2020. Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed to the two-step goodwill impairment test. No impairment loss was recorded for the nine months ended September 30, 2020.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	LOANS

The following loans were assumed upon the acquisition of the Guanzan Group on March 18, 2020.

Short-term loans

	September 30, 2020
In March 2020, Guanzan entered in a loan agreement with Chongqing Nan'an Zhongyin Fuden Village Bank Co. LTD to borrow RMB 1,000,000, at a fixed annual interest rate of 8.0 % and due on March 1, 2021. The loan was jointly guaranteed by Shude, Mr. Xiaoping Wang, Guanzan’s CEO and the Company’s COO, and Ms. Zhou, the former record owner of Guanzan. Mr. Wang and Ms. Zhou are husband and wife.	$146,830	$

In December 2019, Guanzan entered into a loan agreement with Postal Savings Bank of China to borrow RMB 4,900,000, at a fixed annual interest rate of 5.7% and due on December 22, 2020. The loan was guaranteed by Mr. Wang and Ms. Zhou. Guanzan also pledged its office building as a collateral.	719,467

Total	$866,297	$

For the nine months ended September 30, 2020, the interest expense on short-term loans amounted to $26,128.

Long-term loans

September 30, 2020
In March 2018, Guanzan entered into a loan agreement with Standard Chartered Bank ("SCB") to borrow RMB 1,660,000 at a fixed monthly interest rate of 1.33% and due on May 4, 2021.	$56,296

In October 2017, Guanzan entered into a loan agreement with Chongqing Gaoxinlong Micro-credit Co., Ltd. to borrow RMB 1,000,000 at a fixed monthly interest rate of 1.55% and due on November 2, 2020.	6,416

In November 2019, Shude entered into a loan agreement with SCB for to borrow RMB 1,220,000 at a fixed monthly interest rate of 1.38% and due on December 3, 2022.	137,852

In January 2020, Shude entered into a loan agreement with We Bank to borrow RMB 1,060,000 at a fixed monthly nominal interest rate of 1.02% and due on January 2, 2022.	123,215
Subtotal of long-term loans	323,779
Less: current portion	(185,147)
Long-term loans – non-current portion	$138,632

For the nine months ended September 30, 2020, interest expense on long-term loans amounted to $33,205.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

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

On May 19, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with two institutional investors to sell in a private placement a new series of senior secured convertible notes having an original issue amount of $6,550,000, with a discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company ( the “ Convertible Notes”). Each Institutional Investor paid $1,750,000 in cash for a note in the face amount of $2,225,000. Additional Convertible Note in an aggregate original principal amount not to exceed $2,100,000 may also be issued to the Institutional Investors under the SPA at a later date under certain circumstances. The Convertible Notes mature on the eighteen-month anniversary of the issuance date, are payable by the Company in installments and are convertible at the election of the Institutional Investors at the convertible price of $2.59, which is subject to adjustment in the event of default. Each Institutional Investor also received a warrant to purchase 650,000 shares of the Company’s common stock at an initial exercise price of $2.845. The placement agent for the private placement received a warrant to purchase up to 171,845 shares of the Company’s common stock at an initial exercise price of $2.845 per share, subject to increase based on the number of shares of common stock issued pursuant to the Convertible Notes.

The following table summarizes the key terms of the outstanding Notes as of September 30, 2020:

	Lenders/Holders	Principal	Annual Interest Rate	Maturity Dates	Shares reserved	Convertible Rate
1	CROWN BRIDGE PARTNERS, LLC	74,473	6%	11/15/2020	250,000	65%
2	TFK INVESTMENTS, LLC,	101,500	6%	11/15/2020	250,000	65%
3	CROWN BRIDGE PARTNERS, LLC	50,750	6%	12/16/2020	250,000	65%
4	BHP Capital NY Inc.	183,750	6%	02/13/2021	450,000	65%
5	FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC	200,000	6%	02/13/2021	500,000	65%
6	Platinum Point Capital LLC	250,000	6%	02/27/2021	1,061,232	65%
	Total	$860,473			2,761,232

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

An aggregate amount of $7,410,473 was reported as discount on the Notes and the Convertible Notes at their issuance dates and are being amortized over the life of the Notes and Convertible Notes. During the nine months ended September 30, 2020 the Company amortized $1,950,901 of discount on the Notes and Convertible Notes. The principal balance of the Notes and Convertible Notes was presented as following:

	September 30, 2020	December 31, 2019
Notes and Convertible Notes – principal	$7,410,473	$900,500
Notes and Convertible Notes – discount	(3,794,143)	(793,117)
	$3,616,330	$107,383

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company accounted for the embedded conversion option liability in accordance with the Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with these standards, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The fair value of the embedded conversion option liability associated with each Note and Convertible was valued using the Black-Scholes model. The key assumptions used in the Black-Scholes option pricing model are as follows:

	September 30, 2020	December 31, 2019
Dividend yield	$0%	$0%
Expected volatility	216.52% ~ 227.16%	219.43% ~ 219.71%
Risk free interest rate	0.08% ~ 0.11%	1.54% ~ 1.57%
Expected life (year)	0.13 ~0.42	0.74 ~ 0.96

The value of the conversion option liability underlying the Notes and Convertible Notes as of September 30, 2020 and December 31, 2019 was $1,173,505 and $1,272,871, respectively. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of $43,224 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

15.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Salary payable	$466,616	$121,296
Salary payable – related party	-	95,862
Sales commission payable	634,487	-
Accrued interest expense	65,645	4,829
Accrued operating expenses	173,966	104,278
Social security payable	30,254	58,183
Acquisition payable (1)	4,414,119	5,655,709
Other payables	3,088	4,221
	$5,788,175	$6,044,378

(1)	Acquisition payable included:

In October 2019, the Company completed the acquisition of the Boqi Zhengji. In addition to the issuance of 1,500,000 shares of the Company’s common stock, the Company is obligated to pay approximately $5,655,709 (or RMB 40,000,000) in cash, which is subject to post-closing adjustments based on the performance of Boqi Zhengji. The fair value of the cash consideration payable of $5,655,709 has been reversed in conformance with FASB ASC 805-10 during three months ended September 30, 2020 due to the impairment provision of $6,559,282 related to the intangible assets recognized in the acquisition of Boqi Zhengji.

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

Amounts payable to related parties

As of September 30, 2020 and December 31, 2019, the total amounts payable to related parties was $586,027 and $305,760, respectively, which included:

1.	Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and current Chairman of the Board of directors of the Company, of $409,392 and $300,362, respectively, free of interest and due on demand. The amount represents the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018.

2.	Amount payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $176,635 and $27,271, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang relates to reimbursable operating expenses that the Company owned to Mr. Fuqing Zhang during and before the acquisition of the Pharmacy Group.

17.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of September 30, 2020 and December 31, 2019, it had 10,505,821 shares and 9,073,289 shares outstanding, respectively. As of September 30, 2020, the Company reserved a total of 4,696,137 shares of common stock for future issuance pursuant to the requirements of the Notes and Convertible Notes.

On April 20, 2019 and October 7, 2019, the Company issued an aggregate of 1,500,000 shares of its common stock as a part of the consideration for the acquisition of Boqi Zhengji.

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

On July 1, 2020, MORNINGVIEW FINANCIAL, LLC converted the full amount of a Note in the principal amount $156,750 plus interest into 121,388 shares of the Company’s common stock.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the nine months ended September 30, 2020 and 2019:

	For the Nine Months ended September 30,
	2020	2019
Total net gain/(loss) attributable to common shareholders	$535,442	$(1,974,159)

Weighted average number of common shares outstanding – Basic and diluted	9,987,848	7,871,824

Gain/(Loss) per share – basic and diluted:	$0.05	$(0.25)

19.	LITIGATION

On May 17, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 482,771.87. On June 19, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 482,771.87 in total. The same supplierfiled another lawsuit against Boqi Zhengji for unpaid outstanding payable of RMB 322,771 on March 17, 2020. The parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB322,771 in total. The enforcement of the settlement has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

On June 26, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payable of RMB 184,490.77. On Sep.12, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 184,490.77 in total. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

On July 8, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 64,535. On August 1, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 64,535.00 in total. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

On July 10, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 122,360.20. On August 9, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 101,253.40 in total. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

On July 18, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 288,440.00. On September 4, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 288,440.00 in total. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

On August 25, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 137,449.90. On October 23, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 137,449.90 in total. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

On August 25, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 230,281.55. On October 2, 2019, Shenyang Heping District People’s Court ruled that Boqi Zhengji had to pay the outstanding balance RMB 230,281.55 to the supplier within 10 days. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

On September 10, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 395,378.90. On October 18, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 395,378.90 plus interest. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2020, the Guizhou Province Xiuwen County People’s Court ordered the attachment of two of Shude’s bank accounts pursuant to a pre-litigation attachment application filed by one of Shude’s suppliers in connection with unpaid outstanding payables of approximately RMB 365,200 (approximately $51,437). The total amount of cash in the two accounts subject to the attachment is RMB 570,902 (approximately $80,409). The attachment order has a term of one (1) year, renewable upon fifteen days’ notice. The parties have reached a settlement agreement whereby Shude agreed to pay off the outstanding payables in four installment payments. The first three installments were paid and the remaining payment of RMB100,000 is payable by November 30, 2020. Upon payment of the final installment, the attachment of the two bank accounts will be released. As of the date of this report, the last payment of RMB100,000 remains outstanding which is payable by November 30, 2020. The attachment of the two bank accounts will be removed in the fourth quarter of 2020.

On September 17, 2020, fifteen employees commenced employment arbitration proceedings against Boqi Zhengji for unpaid salary in the aggregate amount of RMB19,616, which resulted in an arbitration decision in favor of the employees. Boqi Zhengji failed to pay the arbitration order amount. The enforcement of the arbitration order has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

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

Information about Reported Segment Profit or Loss and Segment Assets

BIMI, as the holding company, incurred a significant amount of general operating expenses, such as financing costs, that the Company’s CODM did not allocate to segments to evaluate the segments performance and allocate resources of the Company. In addition, except for depreciation and amortization of long-lived assets, the Company does not allocate the change in fair value of derivative liabilities and the amortization of discount of convertible notes to reporting segments in its reported profit or loss. The following amounts were used by the chief operating decision maker.

For nine months ended September 30, 2020	Retail pharmacy	Medical device wholesale	Drugs wholesale	All other	Total
Revenues from external customers	$42,898	$2,567,029	$4,698,985	$8,537	$7,317,449
Cost of revenues	$426,293	$2,051,563	$3,759,707	$3,399	$6,240,962
Depreciation, depletion, and amortization expense	$790,201	$18,670	$1,261	$132	$810,264
Profit (loss)	$(2,452,678)	$412,139	$377,501	$2,274,128	$611,090
Total assets	$777,223	$1,666,090	$8,439,885	$22,688,433	$33,571,631

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of September 30, 2020 and for the Nine Months ended September 30, 2020.

Revenues	Nine Months ended September 30, 2020
Total revenues from reportable segments	$7,509,023
Other revenues	8,537
Elimination of inter segments revenues	(200,111)
Total consolidated revenues	$7,317,449

Profit or loss
Total loss from reportable segments	$1,668,483
Elimination of inter segments profit or loss	(5,445)
Unallocated amount:
Investment income:	6,944,469
Amortization of discount of Notes and Convertible Notes	(1,950,901)
Other corporation expense	(2,719,440)
Total net income	$611,090

Assets
Total assets from reportable segments	$10,883,198
Unallocated amount:
Other unallocated assets – Boyi Technology	8,547
Other unallocated assets – Xinrongxin	10,382,542
Other unallocated assets – BIMI	12,297,344
Total consolidated assets	$33,571,631

21.	ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each types of products

For the nine months ended September 30, 2020 and 2019, respectively, the Company reported revenues for each type of product as follows:

	For the nine months ended September 30,
	2020	2019
Medical devices	$2,567,029	$-
Medicines	4,698,985	-
Pharmacy retail	42,898	-
Other	8,537	-
Total	$7,317,449	$-

(b)	Geographic areas information

For the nine months ended September 30, 2020 and 2019, respectively, all of the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of September 30, 2020 and 2019.

BOQI INTERNATIONAL MEDICAL INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Major customers

For the nine months ended September 30, 2020, no customer accounted for more than 10% of the Company’s revenues.

(d)	Major vendors

For the nine months ended September 30, 2020, two vendors accounted for more than 10% of the Company’s purchases and its outstanding balances as at balance sheet dates:

		For the nine months ended September 30, 2020		As of September 30, 2020
Vendors	Segment	Purchases	Percentage of total purchases	Advance to supply
Vendor A	medicines segment	$2,506,755	37.71%	$4,679,307
Vendor B	devices segment	$1,292,337	19.44%	$266,496

 Concentrations of Risk

The Company is exposed to the following concentrations of risk:

(a)	Credit risk

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

The Company has no significant interest-bearing assets and its interest-rate risk arises from its Notes. The Company manages interest rate risk by varying the issuance and maturity dates, fixing interest rate of debt, limiting the amount of debts, and continually monitoring the effects of market changes in interest rates. As of September 30, 2020 and December 31, 2019, respectively, the Notes were at fixed rates.

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

The PRC People’s Supreme Court adopted rules in 2010 which restrict parties who are subject to effective court enforcement orders for monetary judgments from extravagant spending until the monetary judgments have been satisfied. According to those rules, if a company becomes subject to a court enforcement order due to failure to satisfy a monetary judgement, the company’s name will appear on a defaulters’ list published by the Chinese courts and the company together with its legal representative and responsible person will be prohibited from using the company property for extravagant spending such as buying real property, vacationing and paying for children’s private school education, until, among other conditions, the monetary judgment has been satisfied. Boqi Zhengji is currently on the defaulters’ list due to its failure to pay off several monetary judgments.

22.	subsequent event

Subsequent to September 30, 2020, Notes in the aggregate amount of $809,723 were converted into 1,175,681 shares of our common stock.

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

Our energy efficiency enhancement business incurred operating losses in each of the seven years ending December 31, 2019, especially in 2018, when the PRC government adopted a series of policies to favor more environmentally friendly projects and products. As of December 31, 2019, the NF Group had an accumulated deficit of $4,231,623. We explored many different alternatives in an effort to revive this business, including attempts to expand into the international markets, before we determined this business was not sustainable for us. In late 2019, we committed to a plan to dispose of the NF Group and on March 31, 2020, we entered into the NF SPA with respect to the sale of the NF Group. Pursuant to the NF SPA, the aggregate sale price for the NF Group was $10,000,000, determined based on the value of the total assets of the NF Group as shown on the Company’s financial statements as of September 30, 2019, payable at the closing. The sale of the NF Group closed on June 23, 2020.

We are currently focused on the development of our recently acquired businesses that are engaged in wholesale distribution of medicine and medical devices and the operation of pharmacies (the “Pharmacy Group”).

On October 14, 2019, we acquired Boqi Zhengji, which operates pharmacies in the PRC, by purchasing 100% of the equity interests of Lasting, Boqi Zhengji’s parent company. This was the first step of our shift of focus to the healthcare business.

The Company, through Boqi Zhengji, sells medicines and other health-related products. Boqi Zhegnji currently has sixteen directly-owned stores, operating under the brand name “Boqi Pharmacy”, in the city of Dalian in the Liaoning Province of the PRC. We began our expansion into Chongqing at the end of the second quarter with the opening of our first retail pharmacy at the end of June 2020 by our recently established Lijiantang subsidiary. The Lijiantang retail pharmacy store will rely on the Guanzan Group’s large number of existing suppliers, with whom the Guanzan Group has long term relationships, for its inventory.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred operating losses of $5,507,198 and $1,517,821, and has cash outflows of $2,815,194 and $935,967 from operating activities in the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $10.8 million and negative working capital of $5.44 million. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

Recent accounting pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Recent Developments

COVID-19

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

Since the outbreak of the pandemic, our operations have been materially impacted. At the beginning of February 2020, the Chinese government issued a quarantine order, which lasted for more than two months in many parts of the country, where everyone had to stay at home. During February and March, all of our administrative functions had to be performed remotely. In July 2020, there was a second wave of COVID-19 and lockdown in Dalian, which lasted for several weeks. As a result, sales in our pharmacy stores in Dalian continued to be severely impacted.

Because of the pandemic, we also suffered a significant reduction.in sales during the first quarter in 2020. As a result of the Chinese government’s lockdown order, our customer traffic plummeted. Certain of our popular and high profit margin products could not be sold due to the governmental restrictive orders, which also resulted in the expiration of a large quantity of our inventory of medicines that are otherwise in high demand in the winter season. In July 2020, there was a second wave of COVID-19 in Dalian. To combat the outbreak the government imposed and a lockdown in Dalian, which lasted for several weeks. As a result, sales in our pharmacy stores in Dalian continued to be severely impacted in the third quarter of 2020.

Outstanding Judgments against Boqi Zhengji

During the second and third quarters of 2020, we experienced significant difficulty in obtaining products including prescription drugs, OTC drugs, TCM, nutritional supplements, sundry products and medical consumables from our suppliers for resale, pending the settlement of several large court judgements against Boqi Zhengji in favor of such suppliers. As a result, our retail pharmacy business had minimal sales in the second and third quarters.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2020 and 2019

		For the Three Months Ended September 30 2020,		Comparison
	2020	% of Revenues	2019	Amount increase (decrease)	Percentage increase (decrease)

Revenues	$3,091,071	100%	$208,402	$2,882,669	1383%
Cost of revenues	2,833,793	92%	281,014	2,552,779	908%
Gross profit	257,278	8%	(72,612)	329,890	454%
Operating expenses	1,689,962	55%	359,307	1,330,655	370%
Other income (expenses), net	(334,533)	(11%)	(115,770)	(218,763)	189%
Loss before income tax	(1,767,217)	(57%)	(547,689)	(1,219,528)	223%
Income tax expense	93,356	3%	-	93,356	100%
Net Loss attributable to BOQI International Medical Inc.	$(1,860,573)	(60%)	$(544,469)	$(1,316,104)	242%

Comparison of the nine months ended September 30, 2020 and 2019

		For the Nine months ended September 30, 2020,		Comparison
	2020	% of Revenues	2019	Amount increase (decrease)	Percentage increase (decrease)

Revenues	$7,317,449	100%	$1,120,804	$6,196,645	553%
Cost of revenues	6,240,962	85%	1,030,862	5,210,100	505%
Gross profit	1,076,487	15%	89,942	986,545	1097%
Operating expenses	6,583,685	90%	1,607,763	4,975,922	309%
Other income (expenses), net	6,256,183	85%	(455,561)	6,711,744	1473%
Profit/(Loss) before income tax	748,985	10%	(1,973,382)	2,722,367	138%
Income tax expense	137,895	2%	-	137,895	100%
Net Income/(Loss) attributable to BOQI International Medical Inc.	$611,090	8%	$(1,973,382)	$2,584,472	131%

Revenues

Revenues for the three months ended September 30, 2020 and 2019 were $3,091,071 and $208,402, respectively. The Company’s revenues for the three months ended September 30, 2020 were principally attributable to wholesale sales of medical devices and generic drugs by our newly acquired Guanzan Group.

The Company’s revenues for the three months ended September 30, 2019 were attributable to the sales of products manufactured by the NF Group and from energy saving technical services and product collaboration processing services performed by the NF Group, which we sold in June 2020.

Revenues from the wholesale medical devices segment and the wholesale medicine segment for the three months ended September 30, 2020 were $670,296 and $2,391,674, respectively. On a sequential basis, the $1,226,437 decrease in sales generated from wholesale medical devices segment in the third quarter compared to the second quarter was mainly due to the fact that the Company decided to sell devices to impose more credit policies to improve the collectability of receivables. Revenue generated by the wholesale medicine segment increased by $84,363 on a sequential basis.

Revenues from the retail pharmacy segment for the three months ended September 30, 2020 were $29,101. During the third quarter, we continued to experience significant difficulty in obtaining products from our suppliers for resale, pending the settlement of several large court judgements against Boqi Zhengji in favor of such suppliers. In addition, in July 2020 there was a second wave of COVID-19 and a lockdown in Dalian which lasted for several weeks, which also impacted revenues. In the latter part of the quarter we gradually opened five retail pharmacy stores in Chongqing which were in start-up status.

Revenues for the nine months ended September 30, 2020 and 2019 were $7,317,449 and $1,120,804, respectively. The 553% increase in revenues is attributable to the acquisition of the Guanzan Group in late March 2020. Revenues from the wholesale medicine segment for the nine months ended September 30, 2020 were $4,698,985 and revenues from the wholesale medical device segment for the nine months ended September 30, 2020 were $2,567,029. Revenues from the retail pharmacy segment for the nine months ended September 30, 2020 were $42,898.

Cost of revenues

Cost of revenues for the three months ended September 30, 2020 and 2019 were $2,833,793 and $281,014, respectively, reflecting the impact of the acquisition of the Guanzan Group.

Cost of revenues of our wholesale medical devices segment consists primarily of cost of medical devices, medical consumables and costs related directly to contracts with customers. For the three months ended September 30, 2020, the cost of revenues of our wholesale medical devices segment was $586,939.

Cost of revenues of our wholesale medicine segment consists primarily of the cost of medicine, medical consumables and costs related directly to contracts with customers. For the three months ended September 30, 2020, the cost of revenues of our wholesale medicine segment was $2,032,947.

Cost of revenues of our retail pharmacy segment consists primarily of the cost of the products that we sell to retail customers. For the three months ended September 30, 2020, the cost of revenues for retail pharmacy segment was $227,883, which included an inventory impairment charge of $202,981.

Cost of revenues for the nine months ended September 30, 2020 and 2019 were $6,240,962 and $1,030,862, respectively. For the nine months ended June 30, 2020, the cost of revenues of our wholesale medical devices segment was $2,051,563. For the nine months ended September 30, 2020, the cost of revenues of our wholesale medicine segment was $3,759,707. For the nine months ended September 30, 2020, cost of revenues of our retail pharmacy segment was $426,293, which included an inventory write-off of $390,923.

Gross profit

For the three months ended September 30, 2020, we had a gross profit margin of 8.32% compared with a negative gross profit margin of 34.84 % in the quarter ended September 30, 2019. On a sequential basis, gross profit decreased by 14.07% from the second quarter of 2020, due to the decrease in revenues from high gross profit wholesale medical devices segment.

The gross profit margin of our wholesale medical devices and wholesale medicine segments for three months ended September 30, 2020 were 12.44% and 15%, respectively. Our retail pharmacy segment’s cost of revenues exceeded its revenues by $198,782 in the quarter.

For the nine months ended September 30, 2020, we had a gross profit margin of 14.71% compared with a gross profit margin of 8.02% in the first nine months of 2019. The improvement in our gross profit margin in the first nine months ended September 30, 2020 is mainly due to the inclusion of the revenues from our wholesale medical devices and wholesale medicine segments since their acquisition in March 2020.

The gross profit margin of our wholesale medical devices and wholesale medicine segments for nine months ended September 30, 2020 were 20.08% and 19.99%, respectively. Our retail pharmacy segment’s cost of revenues exceeded its revenues by $383,395 in the nine month period ended September 30, 2020.

Operating expenses

Operating expenses were $1,689,962 for the three months ended September 30, 2020 compared to $359,307 for the same period in 2019, an increase of $1,330,655. The increase is mainly due to the additional amortization of the discounted convertible notes and intangible assets and impairment loss of intangible asset.

Operating expenses of the wholesale medical devices segment for the three months ended September 30, 2020 were $435. Operating expenses of the wholesale medicine segment for the three months ended September 30, 2020 were negative $33,419, which reflected the recovery of funds previously written off as bad debts .Operating expenses of the retail pharmacy segment for the three months ended September 30, 2020 were $ 1,391,910 which included $256,511 of amortization of the intangible assets recognized in the acquisition of Boqi Zheng and $903,573 of impairment loss of intangible assets.

Operating expenses were $6,579,201 for the nine months ended September 30, 2020 compared to $1,607,763 for the same period in 2019, an increase of $ 4,975,922 or 309%. Operating expenses for the nine months ended September 30, 2020 consist mainly of amortization of the discounted convertible notes in the amount of $1,950,901, amortization of intangible assets in the amount of $810,264, meeting and promotional expenses in the amount of $1,028,759, pharmaceutical and medical device industry compliance management expense of $265,000, legal fees of $272,575, convertible notes issuance-related costs in the amount of $211,425 and other professional service fees in the amount of $367,755. During the quarter we recorded an impairment charge of $903,573 with respect to Boqi Zhengji.

In the third quarter of 2020 following an impairment test of our intangible assets that we performed, and in light of the minimal sales of Boqui Zhengji in 2020, we recognized a $903, 573 impairment with respect to our intangible assets recognized in connection with its acquisition. We also reduced the contingent consideration payable to the former shareholders of Lasting (the parent of Boqi Zhengji) by $5,655,709, following a re-evaluation of such commitment.

Operating expenses of the wholesale medical devices segment for the nine months ended September 30, 2020 were $15,293. Operating expenses of the wholesale medicine segment for the nine months ended September 30, 2020 were $497,103. Operating expenses of the retail pharmacy segment for the nine months ended September 30, 2020 were $2,043,438, which included $790,201 of amortization and $903,573 of impairment loss of the intangible assets recognized in the acquisition of Boqi Zhengji.

Other income (expenses)

For the three months ended September 30, 2020, we reported other income of $5,247 and other interest expense of $339,780, as compared to other income of $58,718 and other interest expense of $ 174,488 for the three months ended September 30, 2019.Interest expenses in both periods included interest payments on short-term and long term loans and accruals with respect to our convertible debt.

For the nine months ended September 30, 2020, we reported other income of $6,973,409 and other interest expense of $717,226 compared to other income of $11,021 and other interest expense of $466,582 in the nine months ended September 30, 2019.  Other income in the nine months ended September 30, 2020 includes the gain generated from the disposal of the NF Group. Other expense in both periods consisted of interest payments on short-terms and long term loans and accruals with respect to our convertible debt.

Net profit (loss)

For the three months ended September 30, 2020, we reported a net loss of $1,860,573 compared to a net loss of $547,689 for the same period of 2019.For the nine months ended September 30, 2020 reported a net profit of $611,090 compared to a net loss of $1,973,382 for the same period in 2019.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2020, we had negative working capital of $5,439,912 as compared to negative working capital of $500,765 at December 31, 2019.

Beginning on September 27, 2019, the Company sold $1,534,250 of convertible notes (the “Notes”) to various investors that mature during the period beginning September 27, 2020 and ending on March 13, 2021. Each of these notes was issued for a term of 12 months, carrying 6% annual interest rate and convertible into the Company’s common stock. According to the applicable agreements, each holder of such Notes has the right during the period beginning one hundred eighty (180) calendar days following the date of their issuance and ending on the maturity date, to convert all or any part of the outstanding and unpaid principal into fully paid and non-assessable shares of common stock. During the period that these Notes are outstanding, the Company will reserve from its authorized and unissued shares of common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of the common stock upon the full conversion of the Notes. During the nine months ended September 30, 2020, $673,777 of the Notes were converted into 482,532 shares of our common stock.

Subsequent to September 30, 2020, Notes in the aggregate amount of $809,723 were converted into 1,175,681 shares of our common stock. The principal amount of $50,750 remains outstanding as of November 15, 2020.

On May 18, 2020, the Company entered into the May SPA with two institutional investors to sell convertible notes having a face amount of $6,550,000 (the “Convertible Notes”) at an aggregate original issue discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company. The Convertible Notes do not bear interest except upon the occurrence of an event of default.

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

On June 23, 2020, we completed the disposition of the NF Group, at which time the Company received banker’s acceptance bills (Chinese bank instruments) in the aggregate amount of $10 million from the buyer. In July, the banker’s acceptance bills were deposited into the Company’s bank account.

The Company made a pre-payment of $1.135 million to a vendor for the purchase of ventilators in June 2020. Because the vendor was unable to deliver the ventilators in a timely fashion, such purchase was subsequently cancelled. The refund is expected to be received in the fourth quarter of 2020.

As a result of the receipt of the proceeds of the sale of the NF Group and the proceeds from the issuance of the Convertible Notes, management believes we have sufficient financial resources to fund our operations for at least the next twelve months.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2020 and 2019, respectively.

	For the nine months ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(2,815,194)	$(935,967)
Net cash provided by investing activities	10,349,488	(571,101)
Net cash provided by (used in) financing activities	3,544,563	1,588,992
Exchange rate effect on cash	471,155	(33,401)
Net cash inflow	$11,550,012	$48,523

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020 was $2,815,194 compared to $935,967 used in operating activities for the nine months ended September 30, 2019. The increase in the amount of cash used in operating activities was primarily attributable to the change in accounts receivable, inventories and advances to suppliers. During the nine months ended September 30, 2020, adjustments for non-cash items primarily included the gain recorded on the disposal of the NF Group in the amount of $6.94 million, amortization of convertible notes of $1.95 million depreciation of intangible assets of $809,763 and an intangible assets impairment charge of $903,573.

Investing Activities

Cash provided by investing activities was $10,349,488 for the nine months ended September 30, 2020 compared to $571,101 used by investing activities for the same period of 2019. Cash provided by investing activities for the nine months ended September 30, 2020 relates to cash obtained as a result of sale of NF Group.

Financing Activities

Cash provided by our financing activities was $3,544,563 for the nine months ended September 30, 2020 compared to $1,588,992 provided in financing activities for the same period in 2019. During the nine months ended September 30, 2020, we raised $3.45 million through the issuance of the Convertible Notes and $0.17 million from related party loans.

Contractual Obligations

As of September 30, 2020, the Company recorded a contractual obligation accrual of $4,414,119, which is the estimated fair value of the Guanzan Cash Consideration that is payable, which is subject to post-closing adjustments.

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

Based on this assessment, our management concluded that, as of September 30, 2020, our internal control over financial reporting is not effective.

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

To date, we have been unable to remediate these weaknesses, which stem from our small number of accounting personnel consisting of seven persons at September 30, 2020.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On May 17, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 482,771.87. On June 19, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 482,771.87 in total.  The same supplied filed another lawsuit against Boqi Zhengji for unpaid outstanding payable of RMB 322,771 on March 17, 2020. The parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB322,771 in total. The enforcement of the settlements has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

On June 26, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payable of RMB 184,490.77. On Sep.12, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 184,490.77 in total. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

On July 8, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 64,535. On August 1, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 64,535.00 in total. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to lack of assets against which such judgment can be enforced.

On July 10, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 122,360.20. On August 9, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 101,253.40 in total. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

On July 18, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 288,440.00. On September 4, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 288,440.00 in total. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to lack of assets against which such judgment can be enforced.

On August 25, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 137,449.90. On October 23, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 137,449.90 in total. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

On August 25, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 230,281.55. On October 2, 2019, Shenyang Heping District People’s Court ruled that Boqi Zhengji had to pay the outstanding balance RMB 230,281.55 to the supplier within 10 days. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

On September 10, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 395,378.90. On October 18, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 395,378.90 plus interest. Boqi Zhengji failed to pay the settlement amount. The enforcement of the settlement has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

On April 1, 2020, the Guizhou Province Xiuwen County People’s Court ordered the attachment of two of Shude’s bank accounts pursuant to a pre-litigation attachment application filed by one of Shude’s suppliers in connection with unpaid outstanding payables of approximately RMB 365,200 (approximately $51,437). The total amount of cash in the two accounts subject to the attachment is RMB 570,902 (approximately $80,409). The attachment order has a term of one (1) year, renewable upon fifteen days’ notice. The parties have reached a settlement agreement whereby Shude agreed to pay off the outstanding payables in four installment payments.

On September 17, 2020, fifteen employees commenced employment arbitration proceedings arbitration against Boqi Zhengji for unpaid salary in the aggregate amount of RMB19,616, which resulted in an arbitration decision in favor of the employees. Boqi Zhengji failed to pay the arbitration order amount. The enforcement of the arbitration order has been temporarily suspended by the court due to the lack of assets against which such judgment can be enforced.

Item 1A. Risk Factors

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

The following risk factors supplement the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

The impact of COVID-19 and the outstanding judgments against Boqi Zhengji have materially impacted our pharmacy business in Dalian City and have raised uncertainties in relation to the assumptions and estimations associated with the measurement of the assets and liabilities associated with Boqi Zhengji.

In 2020, we experienced significant difficulty in obtaining products including prescription drugs, OTC drugs, TCM, nutritional supplements, sundry products and medical consumables from Boqi Zhengji’s suppliers for resale, pending the settlement of several large court judgements against Boqi Zhengji in favor of such suppliers. As a result, our retail pharmacy business had minimum sales in the third quarter. If our inability to purchase inventory for Boqi Zhengji’s retail pharmacy stores continues, our business, financial condition or results of operations may be adversely affected.

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

The impairment of intangible assets and goodwill arising from our acquisitions could continue to negatively impact our net income and shareholders’ equity.

When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. The current accounting standards require that goodwill and intangible assets should be deemed to have indefinite lives, which should be tested for impairment at least annually (or more frequently if impairment indicators arise). Other intangible assets are amortized over their useful lives. In light of the minimal sale of our retail pharmacy segment we performed an impairment analysis in accordance with ASC 350 and re-evaluated the contingent consideration payable to the former shareholders of Lasting, the parent company of Boqi Zhengji, As a result of these analyses and reevaluations, we recorded a non-cash impairment of intangible assets of $903,573, net of a $ 5,655,709 re-evaluation of the contingent consideration payable to the former shareholders of Lasting resulting in the impairment of $6,559,281 in connection with our acquisition of Lasting.

We may not be able to achieve our business targets for our acquired businesses, which could result in our incurring future goodwill and other intangible assets impairment charges.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Beginning on September 27, 2019, the Company sold $1,534,250 of Notes to various investors pursuant to an exemption from registration under the Securities Act of 1933. During the nine months ended September 30, 2020, $673,777 of the Notes were converted into 482,532 shares of our common stock. The principal amount of $860,473 remains outstanding. Subsequent to September 30, 2020, Notes in the aggregate amount of $809,723 were converted into 1,175,681 shares of our common stock. The principal amount of $50,750 remains outstanding as of November 15, 2020.

On May 19, 2020, the Company entered into a Securities Purchase Agreement with two institutional investors to sell a new series of senior secured convertible notes with an original issue amount of $6,550,000, discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company in a private placement to the Institutional Investors. The sales were made pursuant to an exemption from registration under the Securities Act of 1933.

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

BOQI International Medical Inc.
(Registrant)

Date: November 16, 2020	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: November 16, 2020	By:	/s/ Jun Jia
Jun Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)