Form 10-K
period 2020-12-31
BOQI International Medical, Inc.
filed 2021-03-31
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2020

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes     ☒ No

As of March 24, 2021, the aggregate market value of the common equity held by non-affiliates of the registrant was $24,913,535.5 based on the closing price of $1.69 per share reported on the NASDAQ Capital Market.

As of March 24, 2021, there were 20,131,488 shares of the registrant’s common stock outstanding.

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Annual Report on Form 10-K and other reports and registration statements filed by us with the U.S. Securities and Exchange Commission (“SEC”). Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ii

PART I

ITEM 1. BUSINESS

The Company

As used herein the terms “we”, “us”, “our,” “BIMI” and the “Company” means BOQI International Medical Inc., a Delaware corporation, and its subsidiaries, Lasting Wisdom Holdings Limited (“Lasting”), a corporation organized and existing under the laws of BVI, Pukung Limited (“Pukung”), a company organized and existing under the laws of Hong Kong, Beijing Xinrongxin Industrial Development Co., Ltd., (“Xinrongxin”), a company organized and existing under the laws of the PRC, Boqi Zhengji Pharmacy Chain Co., Ltd., (“Boqi Zhengji”), a company organized and existing under the laws of the PRC, Dalian Boyi Technology Co., Ltd. (“Dalian Boyi”), a company organized and existing under the laws of the PRC, Chongqing Guanzan Technology Co., Ltd. (“Guanzan”), a company organized and existing under the laws of the PRC, Chongqing Lijiantang Pharmaceutical Co. Ltd.(“Lijiantang”), a company organized and existing under the laws of the PRC, Chongqing Shude Pharmaceutical Co., Ltd (“Shude”), a company organized and existing under the laws of the PRC. Boyi (Liaoning) Technology Co., Ltd. (“Liaoning Boyi”), a company organized and existing under the laws of the PRC, and Bimai Pharmaceutical (Chongqing) Co., Ltd (“Chongqing Bimai”), a company organized and existing under the laws of the PRC.

We were incorporated under the laws of the State of Delaware as Galli Process, Inc. on October 31, 2000. On December 31, 2001, Galli Process, Inc, changed its name to Global Broadcast Group, Inc. On November 12, 2004, Global Broadcast Group, Inc. changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, we changed our name to NF Energy Saving Corporation. On December 16, 2019, we changed our name to BOQI International Medical Inc. to reflect our new focus on the health care industry. Our internet website address is http://www.usbimi.com/index.html. The information on our website is not incorporated by reference into this annual report.

Recent History

In January 2019, Mr. Yongquan Bi, a director and a substantial stockholder of the Company, together with a group of investors whose combined holdings constituted a majority of the voting rights in our company, delivered a written consent to the Company’s registered office. The written consent modified the composition of the Board of Directors and Mr. Yongquan Bi was subsequently appointed as the Company’s Chairman of the Board, Chief Executive Officer and President. In October 2019, Mr. Yongquan Bi resigned from the office of the Chief Executive Officer and President and Mr. Tiewei Song succeeded him as Chief Executive Officer and President.

The Boqi Zhengji Acquisition and Subsequent Disposition

On October 14, 2019, as the initial step in our shift of focus from the energy sector to the healthcare business, we acquired Boqi Zhengji, the operator of a pharmacy chain business in the PRC, by purchasing 100% of the equity interests of Lasting, Boqi Zhengji’s parent company. Lasting, through its wholly owned subsidiaries Pukung, and Xinrongxin, owned all the ownership interests in Boqi Zhengji. Lasting, Pukung, Xinrongxin and Boqi Zhengji are hereinafter referenced as the “Boqi Zhengji Group”. The purchase price for the Boqi Zhengji consisted of RMB 40 million (approximately $5,655,709) and 1.5 million shares of the Company’s common stock. The 1.5 million shares of the Company’s common stock were issued to the sellers in October 2019. The cash consideration, which was subject to post-closing adjustments based on the performance of Boqi Zhengji, measured by its pharmacy club member headcount and gross profit in 2020, was not payable until 2021.

Shortly after the acquisition, the business of Boqi Zhengji was severely impacted by the spread of coronavirus, or COVID-19, and its revenues plummeted. On December 11, 2020, we entered into a Termination and Release Agreement (the “Release Agreement”) with the four individuals who sold Boqi Zhengji to us. We and the sellers confirmed that Boqi Zhengji’s performance targets as stipulated in the Stock Purchase Agreement dated April 11, 2019 (as amended on February 6, 2020, the “Boqi SPA”) would not be met, and therefore the sellers would not be eligible to receive the contingent RMB 40 million cash consideration or any other additional payment.

On December 11, 2020, we entered into an agreement to sell all the issued and outstanding equity interests in Boqi Zhengji to a third-party in consideration of $1,700,000 to be paid in cash at the closing. While the cash consideration was received on December 18, 2020, the official recognition of the closing was not received until February 2, 2021.

The Guanzan Acquisition

On February 1, 2020, we entered into a stock purchase agreement to acquire Guanzan, a company engaged in the distribution of medical devices and pharmaceuticals, based in Chongqing, the largest city in Southwest region of the PRC. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Guanzan and its subsidiary, Shude, (together the “Guanzan Group”), for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 950,000 shares of our common stock and the cash payment of RMB 80,000,000 (approximately $11,428,571). On March 18, 2020, we closed the Guanzan acquisition by delivering 950,000 shares of our common stock. The cash consideration, was subject to post-closing adjustments based on the performance of Guanzan in 2020 and 2021.

The rationale for the Guanzan Acquisition was to further expand into the healthcare field by acquiring a medical devices and pharmaceuticals distribution business, in line with our expansion strategy which focuses on deeper penetration of the healthcare market in the Southwest region of China and achieving a wider footprint in the PRC. At the time of the acquisition, Guanzan had strong sales capabilities in Chongqing, the largest city in the Southwest region of the PRC.

On November 20, 2020, the parties to the Guanzan acquisition agreement entered into a Prepayment and Amendment Agreement (the “Prepayment Agreement”) in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020, providing for the prepayment of RMB 20,000,000 of the contingent cash consideration in the form of shares of our common stock valued at $3.00 per share. On November 30, 2020, we issued 1,000,000 shares of our common stock as the prepayment.

The NF Group disposition

In late 2019, we committed to a plan to dispose of our legacy energy business, NF Investment and its subsidiaries (the “NF Group”), in order to focus on our healthcare business. On March 31, 2020, we entered into an agreement to sell the NF Group for $10 million to be paid in cash at the closing. The transaction closed on June 23, 2020, at which time we received $10 million.

The Guoyitang Acquisition

On December 9, 2020, we entered into an agreement to acquire Chongqing Guoyitang Hospital (“Guoyitang”), the owner and operator of a private general hospital in Chongqing City, a city in Southwest China, with 50 hospital beds and 98 employees, including 14 doctors, 28 nurses, 43 other medical staff and 13 non-medical staff. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Guoyitang for RMB 100,000,000 (approximately $15,325,905) to be paid by the issuance of 2,000,000 shares of our common stock and the payment of RMB 60,000,000 (approximately $9,195,543) in cash. The acquisition closed on February 2, 2021, at which time 2,000,000 shares of our common stock were delivered to the sellers. The cash consideration of RMB 60,000,000 (approximately $9,195,543) was paid in December 2020. The balance of the purchase price of RMB 40,000,000 (approximately $6,097,560) is subject to post-closing adjustments based on the performance of Guoyitang in 2021 and 2022.

The Zhongshan Acquisition

On December 15, 2020, we entered into a stock purchase agreement to acquire Chaohu Zhongshan Minimally Invasive Hospital (“Zhongshan”), a private hospital in the Southeast region of China with 160 hospital beds and 95 employees, including 20 doctors, 48 nurses, 10 other medical staff and 17 non-medical staff. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Zhongshan for RMB 120,000,000 (approximately $18,348,623), to be paid by the issuance of 2,000,000 shares of our common stock and the payment of RMB 80,000,000 in cash. The transaction closed on February 5, 2021 when 100% ownership of Zhongshan was transferred to the Company. The cash consideration of RMB 40,000,000 (approximately $6,116,207) was paid to the seller in December 2020. On February 12, 2021, we issued 2,000,000 shares of our common stock valued at RMB 40,000,000 (approximately $6,116,207) to the seller as part of the consideration. The balance of the purchase price in the amount of RMB 40,000,000 (approximately $6,116,207) will be paid subject to post-closing adjustments based on the performance of Zhongshan in 2021 and 2022.

We may pay the outstanding consideration for the Guanzan, Guoyitang and Zhongshan acquisitions to the extent payable: (i) in cash from funds to be raised from the sale of equity (to the extent possible) or (ii) through the issuance of our common stock. If we elect to issue shares of our common stock in consideration for the balance of the purchase for the three acquisitions, we may be required to seek stockholder approval of such issuances prior to issuing such shares.

Business Description

Subsequent to our disposition of the NF Group in March 2020, we have been engaged in both the retail and wholesale distribution of medical devices, pharmaceuticals and other healthcare products in the PRC. We have recently acquired two hospitals in Southwest China as our initial steps in our effort to establish a nationwide chain of hospitals specializing in obstetrics and gynecology.

Strategy

Our strategy is to build a comprehensive healthcare ecosystem, centering on online and offline healthcare products and services, including retail and wholesale sales of medical devices and pharmaceuticals, and hospital services. We intend to expand through both organic growth and acquisitions.

Corporate Organization

The structure of our corporate organization is as follows:

Wholesale Sales of Medical Devices and Pharmaceuticals

We acquired Guanzan on March 18, 2020 in an effort to further expand our healthcare operations by acquiring a medical devices and pharmaceuticals distribution business. The acquisition was is in line with our expansion strategy, which focuses on deeper penetration of the healthcare market in the Southwest region of the PRC and gaining a wider footprint in the region.

Our wholesale medical devices and pharmaceuticals business is operated by the Guanzan Group in Chongqing, the largest city in Southwestern PRC. Guanzan Group is engaged in the distribution of medical devices and pharmaceuticals, primarily to drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest region of China.

Guanzan distributes both domestic and imported advanced medical devices, such as Stryker spinal products, Olympus endoscopes, imported imaging products and diagnostic imaging equipment. The majority of customers are private enterprises in China.

Shude primarily distributes pharmaceuticals. Shude currently distributes approximately 300 varieties of products, including raw ingredients for pharmaceutical products, antibiotics, cardiovascular drugs and anti-obesity medicines. The majority of customers are private pharmaceutical manufacturers and pharmaceutical wholesale companies in China.

For the year ended December 31, 2020, our top ten wholesale medical device customers accounted for 77.27% of our wholesale medical devices revenues and four customers accounted for more than 10% of our wholesale medical devices revenues. For the year ended December 31, 2020, our top ten wholesale pharmaceuticals customers accounted for 50.06 % of our wholesale pharmaceuticals revenues and one customer accounted for 10% of our wholesale pharmaceuticals revenues.

Retail Pharmacy Business

Our retail pharmacy business sells pharmaceuticals and other healthcare products to customers through directly-owned retail stores. The retail stores offer a wide range of products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicines, personal and family care products and medical devices, as well as miscellaneous items. In 2020, we sold the Boqi Pharmacy Group and established a chain of retail pharmacies under the brand name “Lijiantang Pharmacy” in the city of Chongqing, PRC (the “Lijiantang Pharmacy Group”). By year-end 2020, we had opened five pharmacies in Chongqing. Each of our pharmacies employs at least one pharmacist, a store manager and several salespersons.

The pharmaceutical manufacturers and wholesalers from whom we source our products tend to provide deeper product discounts to companies with both wholesale and retail businesses.

We have also taken steps to build a business-to-online/offline + online-to-offline healthcare operating platform. “Business-to-online/offline” commerce is a popular business strategy in China used by businesses to draw customers to online and offline services. “Online-to-offline” commerce is a business strategy that draws potential customers from online channels to make purchases in physical stores. Online-to-offline commerce identifies customers in the online space, and then uses a variety of tools and approaches to entice the customers to leave the online space. Our goal is to rely on this operating platform to fully integrate and utilize both online and offline retail and wholesale resources. We have plans to launch an online platform where Guanzan and Shude’s wholesale customers may browse products online in lieu of, or in addition to, face to face sale meetings.

We favor retail locations in well-established residential communities with relatively concentrated consumer purchasing power or are located in close proximity to local hospitals, and evaluate potential store sites to assess consumer traffic, visibility and convenience. Each drugstore has at least one pharmacist on staff, all of whom are properly licensed. The average area of our pharmacy stores is 200 square meters. We only accept prescriptions from licensed health care providers, and verify the validity, accuracy, and completeness of all prescriptions. We also ask all prescription customers to disclose their drug allergies, current medical conditions, and current medications. Most pharmacies also maintain a TCM counter staffed by licensed herbalists. After opening, a location may take up to one year to achieve our projected revenue goals for that particular location. Various factors influence individual store revenue including, but not limited to, location, nearby competition, local population demographics, square footage, and government insurance coverage.

Products and Services

At present, we sell prescription drugs, OTC drugs, nutritional supplements, health foods, sundry products and medical devices through our retail pharmacy business. We also distribute medical devices and pharmaceuticals through our wholesale business.

Our retail pharmacy business procures its products from national wholesalers, small regional wholesalers and various pharmaceuticals trading platforms. Our wholesale business primarily sources its products from large state-owned pharmaceutical manufacturers and wholesalers and mid-sized or small private pharmaceutical manufacturers and wholesalers. In the year ended December 31, 2020, one vendor accounted for more than 10% of our wholesale medical devices purchases and one vendor accounted for more than 10% of our wholesale pharmaceutical purchases.

Markets and Customers

We started to operate in the pharmacy market upon completion of the acquisition of Boqi Zhengji in October 2019. Now we engage in retail pharmacy and wholesale sales of medical devices and pharmaceuticals. According to the PRC National Bureau of Statistics, in 2020, the per capita consumption expenditure for pharmaceuticals was RMB 1,843 (approximately $283). After deducting the inflation factor, the actual increase in consumption expenditure doubled the growth rate since 2013. In terms of population structure, the aging population continues to grow. The proportion of people aged 65 and over has increased by 6.45 percentage points since 2019. Affected by factors such as expansion and population migration, the urbanization rate in China is over 60%. We believe such urban population expansion means increased demand for healthcare products. We believe that the increasing demand for pharmaceutical products, the aging of the population, the effect of the new “two-child” policy which should promote an increased demand for pediatric medications, and the steady urbanization, will cause the demand for pharmaceutical products to be stable, providing a solid foundation for the growth of the pharmaceutical industry.

Marketing and Promotion

Our current marketing and promotion efforts are focused on our wholesale medical devices, wholesale pharmaceuticals and retail pharmacy segments, and our strategy is to build brand recognition, build strong customer loyalty, and develop incremental revenue opportunities.

For our wholesale business, we promote our products and brand through participation in trade shows and academic seminars and engaging third party professionals in advertisement efforts. We actively pursue direct sales to hospitals, clinics and pharmacies as well government centralized procurement and bidding projects.

In our retail stores, the store managers and staff are also encouraged to propose their own advertising and promotional plans, including holiday promotions, posters and billboards. In addition, we periodically offer special discounts and gift promotions for selected merchandise in conjunction with our suppliers’ marketing programs. We intend to invest in advertising in 2021.We also provide ancillary services such as providing free blood pressure readings in our stores.

Many of our promotional programs are designed to encourage manufacturers to invest resources to market their brands within our stores. We charge manufacturers promotional fees in exchange for the right to promote their products during promotional periods. Since manufacturers provide purchasing incentives and information to help customers make informed purchase decisions, we believe that manufacturer led promotions improve our customers’ shopping experience.

Guanzan and Shude use third party logistics services to transport their products.

Raw Materials and Suppliers

The Company’s medical devices and pharmaceuticals suppliers include national and regional large-scale pharmaceutical and medical device manufacturing companies and wholesale pharmaceutical companies.

We believe that competitive sources are readily available for substantially all of the products we require for our retail and wholesale businesses. As such, we believe that we can change suppliers without any material interruption to our business. To date, we have not experienced any significant difficulty in sourcing our suppliers.

Quality Control

We strongly emphasize quality control, which starts with procurement. In addition to their market acceptance and costs, we select products based on Good Manufacturing Practice and Good Supply Practices (“GSP”) compliance by our suppliers. We also assess product quality based on the manufacturer’s facilities and capabilities, including technology, packaging and logistics. We conduct random quality inspections of each batch of products we procure and replace any supplier who fails to pass such inspections.

In addition to general quality control measures described above, we also enforce strict quality control measures at our storage and distribution center. All products for our wholesale and retail businesses are screened upon their arrival, and those with evidence of defects or damages are immediately rejected. Products that pass the screening process are recorded and stored strictly according to each manufacturer’s temperature and other requirements. Products (for both our pharmacies and wholesale customers) are verified against the appropriate delivery orders prior to leaving the facility. We use vehicles with cold-temperature storage to make deliveries as necessary.

Competition

Guanzan and Shude, our medical devices and pharmaceuticals distributors, have established distribution channels in the city of Chongqing, China. The wholesale medical devices and pharmaceutical distribution industries in China are competitive and highly fragmented. We compete with regional distributors as well as national operators. These competitors have substantially greater logistics capacities and more financial resources, as well as more industry relevant experience, than us.

The drugstore industry in China is likewise intensely competitive, rapidly evolving and highly fragmented. We compete on the basis of store location, merchandise selection, prices and brand recognition. Many of our competitors include large, national drugstore chains that may have more financial resources, stronger brand strength, and management expertise than us. Other competitors include local and independent drugstores and government operated pharmacies, as well as discount stores, convenience stores, and supermarkets with respect to sundry and other non-medicinal products that we carry

The Company plans to focus on on-line initiated sales in the future based on the use of apps and expect to compete against famous state-owned pharmacies and internet giants.

Research and Development

Currently our research and development efforts by our 10-person research and development group are focused on developing mobile APPs (a computer program or software application designed to run on a mobile device such as a phone, tablet or watch) for our healthcare service platform. We plan to expand the functionality of the current mobile APP used by our customers. In the future, we plan to devote more resources to research and development and plans to acquire businesses with research and development capabilities.

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

Our pharmacy stores have all obtained the “Pharmaceutical Business License” and the “Pharmaceutical Management Quality Management Certificate”. At the same time, all of our directly owned stores have obtained the “Internet Drug Information Service Qualification Certificate” and the “Medical Device Network Sales Record”. These business qualifications are subject to annual renewal.

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

A distributor of nutritional supplements and other food products must obtain a food circulation permit from its local Administration of Industry and Commerce. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The food circulation permit is valid for three (3) years, and the holder must apply for renewal of the certificate within thirty (30) days prior to its expiration. Guanzan Group has been received this permit for its operation.

GSP standards regulate wholesale and retail pharmaceutical product distributors to ensure the quality of distribution of pharmaceutical products in China. All wholesale and retail pharmaceutical product distributors are required to apply for GSP certification within thirty (30) days after obtaining drug distribution permits. The current applicable GSP standards require pharmaceutical product distributors to implement strict controls on the distribution of pharmaceutical products, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management, and quality control. Specifically, the warehouse must be able to store the pharmaceutical products at various required temperatures and humidity, and handle transport, warehouse entries, delivery, and billing by computerized logistics management systems. The GSP certificate is usually valid for five (5) years. Currently, Guanzan Group is a GSP certified company.

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

Employees

We consider our employees the most valuable asset of our company. We offer competitive compensation and comprehensive benefits to attract and retain our employees. We believe that an engaged workforce is key to maintaining our ability to innovate. We invest in our employees’ career growth and development is an important focus for us. We are committed to providing a safe work environment for our employees in compliance with applicable regulations. We have taken necessary precautions in response to the recent COVID-19 outbreak, including offering employees flexibility to work from home and mandatory social distancing requirements in the workplace.

As of December 31, 2020, we had a total of 222 full-time employees working in China, including 60 employees working in the IT department, of which 10 are engaged in R&D, 25 employees working in retail pharmacies and 127 employees are engaged in distribution of medical devices and pharmaceuticals. The remaining 10 employees are engaged in management or administrative functions. We believe we have a good relationship with our employees.

Recent Acquisitions

In evaluating potential expansion projects, our management looks for new markets that have large, affluent populations with enormous demand for healthcare services and growing economies. Our immediate hospital acquisitions pave the road for further development of our healthcare network. We believe that our best immediate growth opportunity is in broadening our network and increasing services offered in our existing geographies.

Guoyitang and Zhongshan were acquired during February 2021 as part our plan to establish a more comprehensive healthcare platform, promote innovative internet healthcare services and to create a regional healthcare partnership.

Founded in 2015, Guoyitang was our first hospital acquisition in 2021. As of the date of acquisition, this hospital has a gross floor area of approximately 4000 square meters. It has 50 hospital beds, 2 surgical rooms, 6 treatment rooms and one of each ECG room, transcranial Doppler (TCD) room, color Doppler room, B ultrasound room, radiology department and laboratory. It is equipped with advanced medical devices and has clinical departments, including gynecology, hepatology, gastroenterology, thyroid, oncology, rehabilitation, calculus, physiotherapy, infantile massage, internal medicine, laboratory testing, radiology and anesthesiology. As of February 28, 2020, Guoyitang had 98 employees, including 14 doctors, 28 nurses, 43 other medical staff and 13 non-medical staff.

Founded in 2005, Zhongshan was our second hospital acquisition in 2021. As of the date of acquisition, this hospital has a gross floor area of approximately 12,000 square meters. It has 160 hospital beds (of which 110 beds are currently in use), 6 surgical rooms, 8 treatment rooms, 2 examination rooms, an ECG room and a color Doppler room. It is equipped with advanced medical devices and has clinical departments, including orthopedics, internal medicine, gynecology, otolaryngologist, dermatology, Traditional Chinese Medicine (TCM), a physical examination center, extracorporeal shock wave lithotripsy center, laboratory testing, radiology and anesthesiology. As of February 28, 2020, Zhongshan had 95 employees, including 20 doctors, 48 nurses, 10 other medical staff and 17 non-medical staff.

We plan to form partnerships with hospitals with regional reputation and emerging medical services facilities, with the goal of making quality medical care more accessible to the wider public, especially in less-developed areas, to provide health management and healthcare services for both urban and rural residents alike in a more inclusive and coherent manner.

ITEM 1A. RISK FACTORS

Investing in our shares of common stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below before investing. Our business, prospects, financial condition and results of operations could be adversely affected due to any of the following risks. In that case, the value of our ordinary shares could decline, and you could lose all or part of your investment. These risk factors include, but are not limited to:

●	There are doubts about our company’s ability to continue as a going concern.

●	We are in the early stages of development of our healthcare business and have limited operating history on which you can base an investment decision.

●	We may encounter difficulties in realizing the potential financial or strategic benefits of recent business acquisitions. We expect to make additional acquisitions in the future that could disrupt our operations and harm our operating results.

●	The recent COVID-19 pandemic had a material adverse effect on our business operations, results of operations, cash flows and financial position.

●	We have a substantial amount of existing debt, which may restrict our financing and operating flexibility and have other adverse consequences; defaults could have a material adverse effect on our business, financial condition, results of operations and cash flows.

●	Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

●	Breaches of network or information technology security could have an adverse effect on our business.

●	We rely on computer software and hardware systems in managing our operations, the capacity of which may restrict our growth and the failure of which could adversely affect our business, financial condition and results of operations.

●	If we fail to implement effective internal controls required by the Sarbanes-Oxley Act of 2002, or remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

●	Failure to timely identify or effectively respond to changing consumer preferences negatively affect our relationship with our customers and the demand for our products and services.

●	Our success depends on our ability to establish effective advertising, marketing and promotional programs.

●	Increasing scrutiny and changing expectations from investors, lenders, customers and other market participants with respect to our Environmental, Social and Governance, or ESG, policies may impose additional costs on us or expose us to additional risks.

●	Our business is subject to the risks of earthquakes, fire, power outages, floods, health epidemics and other catastrophic events and to interruption by manmade problems such as terrorism.

●	Our business could be subject to environmental liabilities.

●	Failure to maintain relationships with our customers or to otherwise expand our distribution network would materially and adversely affect our business.

●	Our wholesale business operates without the support of manufacturing capability and is at a significant disadvantage.

●	We may be subject to fines and penalties if we fail to comply with the applicable PRC laws and regulations governing sales of medicines under China’s National Medical Insurance Program.

●	Our ability to grow our business may be constrained by our inability to find suitable new store locations at acceptable prices or by the expiration of our current leases.

●	We may not be able to maintain proper inventory levels for our pharmacy stores.

●	Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.

●	Our newly acquired hospitals derive a significant portion of revenue by providing healthcare services to patients with public medical insurance coverage; any delayed payment under China’s public medical insurance programs could affect our results of operations.

●	Our hospitals could become the subject of patient complaints, claims and legal proceedings in the course of their operations, which could result in costs and materially and adversely affect our brand image, reputation and results of operations.

●	If we fail to properly manage the employment of the physicians and other medical professionals of our hospitals, we may be subject to penalties against these hospitals, which could materially and adversely affect our business and results of operations.

●	We have limited or no control over the quality of pharmaceuticals, medical consumables and other medical equipment used in the operations of our hospitals. If such quality does not meet the required standards, we could be exposed to liabilities and our reputation, business, results of operations, financial condition and prospects could be adversely affected.

●	Our hospitals’ operations are susceptible to fluctuations in the costs of pharmaceuticals and medical consumables, which could adversely affect our profitability and results of operations.

●	Our performance depends on our ability to recruit and retain quality physicians.

●	As a provider of medical services, we are exposed to inherent risks relating to malpractice claims.

●	Our retail, wholesale operations and newly acquired hospitals require a number of permits and licenses in order to carry on their business.

●	If we do not maintain the privacy and security of sensitive customer and business information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

●	Regulatory pricing controls may affect the pricing of our hospitals.

●	The impact of China’s regulatory reforms is unpredictable.

●	We may be unable to attract, hire, and retain a highly qualified workforce, including key management.

●	We substantially depend on a few key personnel who, if not retained, could cause declines in productivity and operational results and loss of our strategic guidance, all of which would diminish our business prospects and value to investors.

●	Our labor costs may be adversely affected by competition for staffing, the shortage of experienced nurses and labor union activity.

●	Labor laws in the PRC may adversely affect our results of operations.

●	We are responsible for the indemnification of our officers and directors.

●	Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

●	We have limited business insurance coverage in China.

●	Because our funds are held in banks in the PRC that do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

●	We may suffer currency exchange losses if the RMB depreciates relative to the US Dollar.

●	Governmental control of currency conversion may affect the value of your investment.

●	The Chinese government has strengthened the regulation of investments made by Chinese residents in offshore companies and reinvestments in China made by these offshore companies. Our business may be adversely affected by these restrictions.

●	The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

●	It may be difficult to enforce any civil judgments against us or our board of directors or officers, because all of our operating and/or fixed assets are located outside of the United States.

●	Because our assets are located overseas, shareholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

●	A recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, or COVID-19 in the PRC could adversely affect our operations.

●	The PRC may establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

●	We will need to raise additional capital that will likely cause dilution to our shareholders.

●	Trading volume of our common stock has fluctuated from time to time, which may make it difficult for investors to sell their shares at times and prices that investors feel are appropriate.

●	The Nasdaq Capital Market imposes listing standards on our common stock that we may not be able to fulfill, thereby leading to a possible delisting of our common stock.

●	We believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

●	Because we have not paid dividends and have no present intention of paying dividends, investors will not realize any income from an investment in our common stock unless and until investors sell their shares at profit.

Risks Related to Our Business

There are doubts about our company’s ability to continue as a going concern.

Our company’s independent auditors have raised doubts about our ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as securities, debt or equity financing or other potential sources. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of new sources of revenues, with interim cash flow deficiencies being addressed through additional financing. We anticipate raising additional funds through public or private financing, securities financing and/or strategic relationships or other arrangements in the near future to support our business operations; however, we may not have commitments from third parties for a sufficient amount of additional capital. We cannot be certain that any such financing will be available to us on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. Our ability to obtain additional funding will determine if we can continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and share price and require us to curtail or cease operations, sell off assets, seek protection from creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our shares, and debt financing, if available, may have onerous terms. including restrictive covenants. Any additional financing could have a negative effect on our shareholders.

We are in the early stages of development of our healthcare business and have limited operating history on which you can base an investment decision.

We were formed in 2006, but recently changed our business focus. We are now focused on growing our healthcare business. As a result, we may encounter many expenses, delays, problems, and difficulties that we have not anticipated and for which we have not planned. There can be no assurance that at this time we will successfully develop or acquire a significant customer base, operate profitably, or that we will have adequate working capital to fund our operations or meet our obligations as they become due.

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

A significant part of our business strategy is to pursue acquisitions and other initiatives to spot market opportunities and to expand our healthcare business. On October 14, 2019, we acquired Boqi Zhengji which operates a pharmacy chain business in the PRC. On March 18, 2020, we acquired Guanzan, a medical devices and pharmaceuticals distribution business based in Chongqing, the largest city in the Southwest region of the PRC. On February 2, 2020, we acquired Chongqing Guoyitang Hospital, a private hospital in Chongqing. On February 5, 2020, we acquired Chaohu Zhongshan Minimally Invasive Hospital Co., Ltd, a private hospital in the city of Chaohu, PRC.

Our acquisition of Boqi Zhengji was not successful and we divested this activity in 2020. No assurance can be given that our recent or future acquisitions will be successful and will not adversely affect our business, operating results, or financial condition. In the future, we may seek to acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in order to expand our business. Failure to manage and successfully integrate such acquisitions could materially harm our business and operating results. We do not have significant experience in assessing the outcome of our recent acquisitions. Even when an acquired business has previously operated successfully, there can be no assurance that our pre-acquisition due diligence will have identified all possible issues that might arise with respect to such businesses. If we acquire other businesses, we may face difficulties, including:

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

During late 2019, a virus now known as the novel coronavirus or “COVID-19” appeared in Wuhan, the Peoples Republic of China (“PRC” or “China”). By March 11, 2020, the World Health Organization (“WHO”) labeled COVID-19 as a pandemic and many countries around the world began closing borders and making efforts to either shelter-in-place or quarantine its population. During the first quarter of 2020, China placed a mandatory quarantine on certain areas, specifically in Wuhan located in Hubei Province, which lasted for more than two months.

Our company and all of its operations are located in China. Since the pandemic broke out, our operations have been materially impacted. At the beginning of February 2020, the PRC government issued a quarantine order, which lasted for more than two months in many parts of the country, where everyone had to stay at home. During February and March, all of our administrative functions had to be performed remotely. Not until the beginning of April did we start to have a small skeleton crew working in our office and were able to perform those functions that could not be handled remotely.

We have incurred additional costs to ensure we meet the needs of our customers, including providing additional cleaning materials for our stores and other facilities. COVID-19 has also caused supply chain disruption which has resulted in higher supply chain costs to replenish inventory in our stores and distribution centers. Furthermore, we have experienced restricted stock availability in a number of key categories which negatively impacted us. Certain popular and high profit margin products could not be sold due to governmental restrictive orders, which also resulted in the expiration of a large quantify of our medicines that are otherwise in high demand in the winter season. The customer traffic in our retail pharmacy stores in Dalian dropped greatly due to the pandemic. Because of the lockdown order that lasted for more than two months, we suffered reduced sales and an operating loss in the first three quarters in 2020. Although some of the businesses in China have resumed their daily activities while the pandemic is under control, there have been relapses in certain regions of the country which caused temporary lockdowns. If similar lockdown orders or sales restrictions are implemented by the government, they may have greater impact on our business.

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

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; the duration of the outbreak; governmental, business and other actions (which could include limitations on our operations or mandates to provide products or services); the promotion of social distancing and the adoption of shelter-in-place orders affecting foot traffic in stores; the impacts on our supply chain; the impact of the pandemic on economic activity; the extent and duration of the effect on consumer confidence and spending, customer demand and buying patterns including spend on discretionary categories; the health of and the effect on our workforce and our ability to meet staffing needs in our stores, hospitals, wholesale operations and other critical functions, particularly if members of our work force are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our team members and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

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

In order to fund our operations and recent acquisitions we have incurred a substantial amount of indebtedness. Our significant level of debt could have important consequences, including, but not limited to, the following:

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

Although we believe we will be able to continue to service and repay our debt, there is no assurance that we will be able to do so. If our plans for future operations do not generate sufficient cash flows and earnings, our ability to make required payments on our debt would be impaired. If we fail to pay our indebtedness when due, it could have a material adverse effect on us and may require us to curtail or cease operations, sell off assets, seek protection from creditors through bankruptcy proceedings, or otherwise.

We have had a history of losses and our ability to grow sales and achieve profitability are unpredictable.

As of December 31, 2020, we had an accumulated deficit of $12.9 million and incurred operating losses of approximately $3,812,281 and $985,974, in the years ended December 31, 2020 and 2019, respectively. Our ability to maintain and improve future levels of sales and profitability depends on many factors, which include:

●	successfully implementing our business strategy;

●	increasing revenues; and

●	controlling costs.

There can be no assurance that we will be able to successfully implement our business plan, meet our challenges and become profitable in the future.

Our business, results of operations, and cash flows could be adversely affected by legal proceedings.

We conduct our operations through a variety of businesses, including the distribution of pharmaceuticals, the dispensing of healthcare products and since February 2021, the operation of private hospitals. Each of our businesses may cause us to become involved in legal disputes or proceedings involving employment, malpractice, product liability, environmental and various other claims. Litigation is costly, time-consuming, and disruptive to ordinary business operations. The defense and resolution of such proceedings could have a material adverse effect on our results of operations and financial condition. Any settlement, judgment or fine could materially adversely affect our results of operations.

The markets in which we now operate are very competitive and further increases in competition could adversely affect us.

In the Chinese pharmaceutical wholesale sector, wholesalers without affiliated manufacturers have inherent risks which include lack of control over product availability. We are at a significant disadvantage in comparison to other wholesalers that are also manufacturers. Also, this sector is heavily regulated industry where government exercises strong controls. Any comparative advantages we may have could be lost because of changes in laws or government policies.

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

Some of our competitors have or may merge with or acquire pharmaceutical services companies, and health insurance companies, which may further increase competition. We may not be able to effectively compete against some of our competitors in the retail pharmacy sector because they have financial and other resources that are superior to ours. Further, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. We cannot assure you that we will be able to effectively compete in our markets or increase our sales volume in response to further increased competition, or that any of our competitors are not in a better position to absorb the impact of COVID-19.

Our newly acquired hospitals compete for larger and more established state-owned and private hospitals. We may not be able to effectively compete against these hospitals because they have financial and other resources that are superior to ours and may be able to more easily attract new patients.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

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

We expect to finance our cash needs for our working capital and the payment of the cash portion of our recent acquisitions. Although we have been able to obtain funding from outside sources in the last year, we cannot be certain that we will be able to continue to do so or to obtain additional financing on favorable terms. One possible impediment to raising capital is the tightening credit policies of the Chinese banks and the prospects of tightening in the global credit markets. If we cannot raise additional capital on acceptable terms, we may not be able to operate our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We cannot be sure that we will be able to secure all the financing we will require, or that it will be available on favorable terms. If we are unable to obtain necessary financing, we will be required to substantially curtail our approach to implementing our business objectives.

To the extent that we raise additional capital through the sale of equity or convertible debt, our shareholders’ ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect shareholder rights. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures.

Breaches of network or information technology security could have an adverse effect on our business.

Cyber security risks, such as a significant breach of customer, employee, or company data, could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines or lawsuits. Throughout our operations, we receive, retain and transmit certain personal information that our customers provide to purchase products or services, fill prescriptions, enroll in promotional programs, participate in our customer loyalty programs, register on our websites, or otherwise communicate and interact with us. In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks. Although we deploy a layered approach to address information security threats and vulnerabilities designed to protect confidential information against data security breaches, a compromise of our data security systems or of those of businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect our business operations, financial position and results of operations. In addition, a security breach could require that we expend substantial additional resources related to the security of information systems and disrupt our businesses. While no actual or attempted attacks have had a material impact on our operations or financial condition, we cannot provide any assurance that our operations will not be negatively materially affected by such attacks in the future.

We rely on computer software and hardware systems in managing our operations, the capacity of which may restrict our growth and the failure of which could adversely affect our business, financial condition and results of operations.

We are dependent upon our information management system to monitor daily operations of our retail, wholesale and hospital businesses, and to maintain accurate and up-to-date operating and financial data for the compilation of management information. If our computer software and hardware systems fail to meet the increasing needs of our expanding operations, our ability to grow may be constrained. Furthermore, any system failure which causes interruptions to the input, retrieval and transmission of data or causes lags in service time could disrupt our normal operations. Although we believe that our computer software and hardware systems are up to date and that our disaster recovery plan is adequate in handling potential failures, we cannot provide assurance that we can effectively carry out this disaster recovery plan and that we will be able to restore our operation within a sufficiently short time frame to avoid our business being disrupted. Furthermore, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If any of our computer software and/or hardware systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions. Due to the limited coverage of business interruption insurance policies offered in China, we do not carry business interruption insurance and, as a result, any business disruption or natural disaster could severely disrupt our business and operations and, in turn, significantly decrease our revenue and profitability.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management of public companies to develop and implement internal controls over financial reporting and evaluate the effectiveness thereof. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual interim financial statement will not be prevented or detected on a timely basis. Due to the Company’s limited resources, we currently do not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in our financial transactions in accordance with US GAAP.

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

Failure to timely identify or effectively respond to changing consumer preferences negatively affect our relationship with our customers and the demand for our products and services.

The success of our businesses depends in part on customer loyalty and superior customer service. Failure to timely identify or effectively respond to changing consumer preferences could negatively affect our relationship with our customers and the demand for our products and services.

Moreover, customer expectations and new technology advances from our competitors have required that our business evolve so that we are able to interface with our customers not only face-to-face but also online and via mobile and social media. If we fail to keep pace with dynamic customer expectations and new technology developments, our ability to compete and maintain customer loyalty could be adversely affected.

Our success depends on our ability to establish effective advertising, marketing and promotional programs.

Our success depends on our ability to establish effective advertising, marketing and promotional programs. Our pricing strategies and value propositions must be appropriate for our target customers. If we are not able to maintain and increase the awareness of our businesses and the services we provide, we may not be able to attract and retain customers and our reputation may also suffer. We expect to incur substantial expenses in our marketing and promotional efforts to both attract and retain customers. However, our marketing and promotional activities may be less successful than we anticipate, and may not be effective at building our brand awareness and customer base. In addition, the government may impose restrictions on how marketing and promotional activities can be conducted. Failure to successfully execute our advertising, marketing and promotional programs may result in material decreases in our revenue and profitability.

Increasing scrutiny and changing expectations from investors, lenders, customers and other market participants with respect to our Environmental, Social and Governance, or ESG, policies may impose additional costs on us or expose us to additional risks.

Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies. Investors, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG may hinder our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. If we do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition and price our company’s shares could be materially and adversely affected.

Our business is subject to the risks of earthquakes, fire, power outages, floods, health epidemics and other catastrophic events and to interruption by manmade problems such as terrorism.

Our operations, as well as our customers, are located in areas exposed to risks of natural disasters such as earthquakes and tsunamis. A significant natural disaster, such as an earthquake, tsunami, fire or a flood, or other catastrophic event, such as a new pandemic, could have a material adverse effect on our or their business, which could in turn materially affect our financial condition, results of operations and prospects.

Our business could be subject to environmental liabilities.

Our failure to comply with past, present and future environmental laws could result in fines, penalties, third-party claims, reduced sales of our products, substantial product inventory write-offs and reputational damage, any of which could harm our business, financial condition, results of operations and prospects. We also expect that our business will be affected by new environmental laws and regulations on an ongoing basis applicable to us, including our newly acquired hospitals. To date, our expenditures for environmental compliance have not been material. Although we cannot predict the future effect of such laws or regulations, they will likely result in additional costs or require us to change the way we operate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Relating to our Wholesale Operations

Failure to maintain relationships with our customers or to otherwise expand our distribution network would materially and adversely affect our business.

Our wholesale business sells products to drug stores, private clinics, pharmaceutical distributors and hospitals. For the year ended December 31, 2020, our top ten wholesale medical devices and wholesale pharmaceuticals customers accounted 46 % of our wholesale revenues and one customer accounted for 27.21% of sales. In line with industry practices in the PRC, we enter into written sales agreements with our wholesale customers. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to make purchases, unless it is a long term agreement. Only about 10% of our wholesale customers are subject to purchase arrangements of one-year or longer terms. Their purchases contributed more than 30% of our wholesale revenues in 2020. In the event distribution customers choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement. Our financial results could be adversely affected if we cannot replace these customers. We compete with large wholesalers, many of whom may have higher visibility, greater name recognition, financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing customers may be difficult and time-consuming.

Our dependence on a limited number of customers may expose us to the risk of substantial losses if a single large customer stops purchasing our products, purchases lower quantities of our products or goes out of business and we are unable to attract new customers to recover such lost revenues. If any of our significant customers reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected. Any disruption in our distribution network could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

Our wholesale business operates without the support of manufacturing capability and is at a significant disadvantage.

In the Chinese pharmaceutical wholesale sector, wholesalers without affiliated manufacturers have inherent risks which include lack of control over product availability and pricing disadvantages. We are at a significant disadvantage in comparison to other wholesalers that are also manufacturers.

Risks Relating to Our Pharmacy Business

We may be subject to fines and penalties if we fail to comply with the applicable PRC laws and regulations governing sales of medicines under China’s National Medical Insurance Program.

Eligible participants in China’s national medical insurance program, including urban and suburban residents in China, are entitled to buy medicines using their medical insurance cards from an authorized pharmacy, provided that the medicines they purchase have been included in the national or provincial medical insurance catalogs. The pharmacy, in turn, obtains reimbursement from the relevant government social security bureaus. Moreover, the applicable PRC laws, rules and regulations prohibit pharmacies from selling goods other than pre-approved medicines when purchases are made with medical insurance cards. We have established procedures to prohibit our drugstores from selling unauthorized goods to customers who make purchases with medical insurance cards. However, we cannot provide assurance that those procedures will be strictly followed by all of our employees in all of our stores.

Our ability to grow our business may be constrained by our inability to find suitable new store locations at acceptable prices or by the expiration of our current leases.

Our ability to grow our business may be constrained if suitable new store locations cannot be identified with lease terms or purchase prices that are acceptable to us. We compete with other retailers and businesses for suitable locations for our stores. Local land use regulations and other regulations applicable to the kinds of stores we seek to construct may impact our ability to find suitable locations and influence the cost of constructing our stores. The expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. Furthermore, changing local demographics at existing store locations could materially and adversely affect revenue and profitability levels at those stores, and overall our business, financial condition, results of operation, and prospects.

We may not be able to maintain proper inventory levels for our pharmacy stores.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for particular products. We may not be able to accurately forecast demand for supplies because of the difficulties of estimating the demand for our products. The volatile economic environment and fast-evolving demands and preferences of our customers have made accurate projection of inventory levels increasingly challenging.

Inventory levels in excess of customer demand may result in inventory obsolescence, a decline in inventory values, inventory write-downs or write-offs, or expiration of products, which would cause our gross margin to suffer and could impair the strength of our brand. High inventory levels may also require us to commit substantial capital resources, preventing us from using them for other important business purposes. Conversely, if we underestimate customer demand or if our suppliers fail to provide supplies to us in a timely manner, we may experience inventory shortages. Such inventory shortages might result in unfilled customer needs, damage to our reputation, and have a negative impact on customer relationships and reduce our sales. We cannot assure you that we will be able to maintain proper inventory levels for our operations and such failure may have an adverse effect on our business, financial condition, results of operations and profitability.

Certain risks are inherent in providing pharmacy services and we do not maintain professional liability and errors and omissions liability insurance.

Pharmacies are exposed to risks inherent in the distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. In addition, laws that require our pharmacists to offer counseling, without additional charge, to customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. We currently do not maintain professional liability and errors and omissions liability insurance. Consequently, we may be required to expend substantial funds to satisfy these types of claims, which could have an adverse effect on our business, financial condition, results of operations and profitability.

Risks Related to Our Newly Acquired Hospitals

Our newly acquired hospitals derive a significant portion of revenue by providing healthcare services to patients with public medical insurance coverage; any delayed payment under China’s public medical insurance programs could affect our results of operations.

Our newly acquired hospitals are China’s Medical Insurance Designated Medical Institutions. Patients who are covered by the public medical insurance programs may choose to rely on public medical insurance programs to pay for some of healthcare services. Any dispute or late or delinquent settlement under the public medical insurance programs may cause the trade receivables of our hospitals to increase or result in write-offs. Depending on the relevant public medical insurance programs’ practice, a Medical Insurance Designated Medical Institution may be subject to a government-approved annual quota for the medical fees that it is allowed to recover from the relevant public medical insurance bureau.

In addition, we cannot assure you that our newly acquired hospitals will be able to maintain their status as Medical Insurance Designated Medical Institutions, the loss of which will not only harm our reputation but may also result in reduced patient visits. Furthermore, the PRC government may alter its reimbursement policies in coverage plans in the future such that: (i) certain healthcare services provided by our hospitals will no longer be covered; or (ii) more stringent thresholds on existing coverage may be imposed. Any reduction in the rates paid or the scope of services covered may reduce patient accessibility to our hospitals and may lead to reduced patient flow and medical fees. Any of these events could lead to a decrease in our revenue generation and profitability which could have a material adverse effect on our business, results of operations and prospects.

Our hospitals could become the subject of patient complaints, claims and legal proceedings in the course of their operations, which could result in costs and materially and adversely affect our brand image, reputation and results of operations.

We rely on the physicians and other medical professionals of our hospitals to make proper clinical decisions regarding the diagnoses and treatment of their patients. However, we do not have direct control over the clinical activities of our hospitals or over the decisions and actions taken by the physicians and other medical professionals as their diagnoses and treatments of patients are subject to their professional judgment and in most cases, must be performed on a real time basis. Any incorrect decisions or actions on the part of the physicians and other medical professionals, or any failure by our hospitals to properly manage their clinical activities may result in undesirable or unexpected outcomes, including complications, injuries and even deaths in extreme cases. In addition, there are inherent risks associated with the clinical activities that may result in unavoidable and unfavorable medical outcomes.

In recent years, physicians, hospitals and other healthcare service providers in China have become subject to an increasing number of patient complaints, claims and legal proceedings alleging malpractice or other causes of action. Although rare, incidents have occurred in hospitals and medical institutions in China where dissatisfied patients carried out extreme actions or even violence during the course of the disputes. Any such incident, if occurs, would harm our reputation, impair the ability of our hospitals to recruit and retain medical professionals and staff, discouraging other patients from visiting our hospitals, and cause us to incur substantial costs.

Any negative publicity about us, our hospitals or the healthcare service industry could harm the brand image and reputation and trust in the services provided by our hospitals, which could result in a material and adverse impact on our business and prospects.

If we fail to properly manage the employment of the physicians and other medical professionals of our hospitals, we may be subject to penalties against these hospitals, which could materially and adversely affect our business and results of operations.

The activities of physicians and other medical professionals are strictly regulated under the PRC laws and regulations. Physicians, nurses and medical technicians who practice at medical institutions must hold licenses and may only practice within the scope of their licenses and at the specific medical institutions at which their licenses are registered. In practice, it takes some time for physicians, nurses and medical technicians to transfer their licenses from one medical institution to another or add another medical institution to their permitted practicing institutions. We cannot assure you that the physicians of our hospitals will complete the transfer of their licenses and related government procedures timely or at all. In addition, we cannot assure you that the medical professionals at our hospitals will always strictly follow the requirements and will not practice outside the permitted scope of their respective licenses. Any failure by our hospitals to properly manage the employment of their physicians and other medical professionals may subject us to administrative penalties against our hospitals, which could materially and adversely affect our business.

We have limited or no control over the quality of pharmaceuticals, medical consumables and other medical equipment used in the operations of our hospitals. If such quality does not meet the required standards, we could be exposed to liabilities and our reputation, business, results of operations, financial condition and prospects could be adversely affected.

The provision of healthcare services involves the frequent use of a variety of pharmaceuticals, medical equipment and medical consumables, substantially of which we procure from suppliers we do not have control over. We cannot assure you that all supplies are authentic, free of defects and meet the relevant quality standards. If these supplies are subsequently found to have been defective at the time of the supply, even though we did not know or could not have known about such defect, we may be subject to liability claims, negative publicity, reputational damage or administrative sanction, any of which may adversely affect our results of operations and reputation. We cannot assure you that significant claims of such nature will not be asserted against us in the future, and that adverse verdicts will not be reached or that we will be able to recover losses from our suppliers. In addition, we cannot assure you that we will be able to find suitable replacement suppliers, failing which our business, results of operations, financial condition and prospects will be adversely affected.

Our hospitals’ operations are susceptible to fluctuations in the costs of pharmaceuticals and medical consumables, which could adversely affect our profitability and results of operations.

The profitability of our hospitals is influenced by fluctuations in the costs of pharmaceuticals and medical consumables. The availability and prices of the pharmaceuticals and medical consumables can fluctuate from time to time and are subject to factors beyond our control, including supply, demand, general economic conditions and governmental regulations, each of which may affect the procurement costs or cause a disruption in the supply. Consistent with industry practice, we and our hospitals have not entered into any long-term supply agreements with our suppliers and we cannot assure you that our hospitals will be able to anticipate and react to changes in medical supply costs in the future by locating replacement suppliers or adjusting service offerings, or that our hospitals will be able to pass these cost increases onto the patients. Any of these factors may have a material and adverse effect on our profitability and results of operations.

Our performance depends on our ability to recruit and retain quality physicians.

The success of our hospitals depends in part on the number and quality of the physicians and the medical staffs of our hospitals, the admitting and utilization practices of those physicians, maintaining good relations with those physicians and controlling costs related to the employment of physicians. We may face increased challenges in this area as the physician population reaches retirement age, especially if there is a shortage of physicians willing and able to provide comparable services. If we are unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, admissions may decrease and our operating performance may decline.

As a provider of medical services, we are exposed to inherent risks relating to malpractice claims.

As a provider of medical services, any misdiagnosis or improper treatment may result in negative publicity regarding us or our services, which would harm our reputation. If we are found liable for malpractice, we may be required to pay substantial monetary damages. Furthermore, even if we successfully defend ourselves against a malpractice claim, we could be required to spend significant management, financial and other resources in the process, which could disrupt our business, and our reputation and brand name may also suffer. Since malpractice claims are not common in China, we do not carry malpractice insurance. As a result, any imposition of malpractice liability could materially harm our business, financial condition and results of operations.

Risks Related to Regulatory Matters

Our retail, wholesale operations, pharmacies and newly acquired hospitals require a number of permits and licenses in order to carry on their business.

We are required to obtain certain permits and licenses from various PRC governmental authorities to operate our businesses. We are subject to a number of regulations pertaining to the licensing of our wholesale business, retail pharmacies, and the licensing, conduct and number of medical professionals. We cannot provide any assurance that we can maintain all required licenses, permits and certifications to carry on our business at all times. Moreover, these licenses, permits and certifications are subject to periodic renewal and/or reassessment by the relevant PRC governmental authorities and the standards of such renewal or reassessment may change from time to time. We intend to apply for renewal of these licenses, permits and certifications when required by applicable laws and regulations. Any failure by us to obtain and maintain all licenses, permits and certifications necessary to carry on our business at any time could have a material adverse effect on our business, financial condition and results of operations. In addition, any inability to renew any of these licenses, permits and certifications could severely disrupt our business, and prevent us from continuing to carry on our business. Any changes in the standards used by governmental authorities in considering whether to renew or reassess our business licenses, permits and certifications, as well as any enactment of new regulations that may restrict the conduct of our business, may also decrease our revenue and/or increase our costs, materially reducing our profitability and prospects. Furthermore, if the interpretation or implementation of existing laws and regulations changes or if new regulations come into effect requiring us to obtain any additional licenses, permits or certifications that were previously not required to operate our existing businesses, we cannot provide assurance that we can successfully obtain such licenses, permits or certifications.

The operations of our hospitals are subject to various laws and regulations at the national and local levels. These laws and regulations mainly relate to the operations of medical institutions and licensing of medical professionals, the use and safety management of pharmaceuticals and medical equipment, the quality and pricing of healthcare services, occupational health and safety as well as environmental protection. In addition, our hospitals are subject to periodic license or permit renewal requirements and inspections by various government agencies and departments at the provincial and municipal level.

If we fail to maintain or renew any major license, permit, certificate or approval for all or any of our acquired hospitals, or if the medical professionals in above hospitals become unlicensed at any time during their practices, or if the hospitals are found to be non-compliant with any applicable laws or regulations, we may face penalties, suspension of operations or even revocation of operating licenses, depending on the nature of the findings, any of which could materially and adversely affect our business, financial condition and results of operations.

Regulatory pricing controls may affect the pricing of our hospitals.

The PRC government issues policies on the pricing of healthcare services, pharmaceuticals and medical consumables. As Medical Insurance Designated Medical Institutions, our hospitals are subject to the pricing guidelines set by the relevant local healthcare administrative authorities. We cannot predict if the PRC government will lower the price ceilings or change the pricing guidelines in the future or if additional healthcare services, pharmaceuticals or medical consumables may become subject to price control, or more stringent insurance reimbursement limits, which may put pressure on the pricing of our hospitals. As a result, our financial condition and results of operations could be materially and adversely affected.

If we do not maintain the privacy and security of sensitive patient, customer and business information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

The protection of patient, customer, employee, and company data is critical to our businesses. Our hospitals collect and maintain medical data and treatment records of our patients. PRC laws and regulations generally require medical institutions and their medical personnel to protect the privacy of their customers and prohibit unauthorized disclosure of personal information. Such medical institutions and their medical personnel will be liable for damage caused by divulging the customers’ private or medical records without consent. We have taken measures to maintain the confidentiality of our customers’ medical records, including encrypting such information in our information technology system so that it cannot be viewed without proper authorization and setting internal rules requiring our employees to maintain the confidentiality of our customers’ medical records. However, these measures may not always be effective in protecting our customers’ medical records. Our information technology systems could be breached through hacking. Personal information could be leaked due to any theft or misuse of personal information due to misconduct or negligence. Failure to protect customers’ medical records, or any restriction on or liability as a result of, our use of medical data, could have a material adverse effect on our business.

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

The impact of China’s regulatory reforms is unpredictable.

The regulatory system of Chinese medical service, especially the changes in the field of healthcare reform may have a material adverse effect on the operation and development of our business in the future. New laws and policies are expected to be promulgated. It is uncertain what impact these new regulations and policies would have on our competitiveness, operations and corporate structure. In recent years, the PRC government launched a new healthcare reform plan to ensure that every citizen has access to affordable basic healthcare services. In pursuit of these policy objectives, the PRC government has implemented extensive regulations and policies to address the affordability, accessibility and quality of healthcare services, medical insurance coverage, distribution of pharmaceutical products and reform of public hospitals. In addition, the PRC government has gradually reduced regulatory hurdles for establishing and investing in private hospitals, in particular by private capital, and encouraged development of hospital management groups.

Our business operations and future expansion are largely driven by the PRC government’s policies, which may change significantly and are beyond our control. There can be no assurance that the PRC government will not impose additional or stricter laws or regulations on healthcare services or foreign investments, or strengthen and tighten supervision and management of medical institutions including hospitals, in particular, private hospitals, or implement stricter or more comprehensive regulations on the distribution of pharmaceuticals, medical equipment and medical consumables.

Depending on the priorities of the PRC government, the political situation and the regulatory regime with respect to foreign investment control at any given time, and the development of the Chinese healthcare system, future regulatory changes may affect public hospital reform, limit private or foreign investments in healthcare service industry, change reimbursement rates for healthcare services provided to publicly insured patients, or implement additional price control on pharmaceuticals or healthcare services. Any of these events could have a material and adverse impact on our business, financial condition, results of operations, prospects and future growth.

Risks Related to Our Human Capital

We may be unable to attract, hire, and retain a highly qualified workforce, including key management.

The talents and efforts of our employees, particularly our key management, are vital to our success. Our management team has significant business experience and would be difficult to replace. In addition, institutional knowledge may be lost in any potential managerial transition. We may be unable to retain them or to attract other highly qualified employees, including our medical staff and workers, particularly if we do not offer employment terms that are competitive with the rest of the labor market. Failure to attract, hire, develop, motivate, and retain highly qualified employee talent, or failure to develop and implement an adequate succession plan for the management team, could disrupt our operations and adversely affect our business and our future success.

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

Our labor costs may be adversely affected by competition for staffing, the shortage of experienced nurses and labor union activity.

Our operations are dependent on the efforts, abilities and experience of our management and employees. We compete with other businesses and health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our businesses including our hospitals. In some markets, the availability of nurses and other medical support personnel has been a significant operating issue to health care providers. The COVID-19 pandemic has exacerbated workforce competition and shortages. We may be required to enhance wages and benefits to recruit and retain medical and medical support personnel or to hire more expensive temporary or contract personnel. As a result, our labor costs could increase. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If a significant portion of our employee base unionizes, it is possible our labor costs could increase. Our failure to recruit and retain qualified management, medical and support personnel, pharmacists and other personnel, or to control labor costs, could have a material, adverse effect on our results of operations.

Labor laws in the PRC may adversely affect our operations.

The Labor Contract Law of the PRC imposes liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce. The law requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, this law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

We are responsible for the indemnification of our officers and directors.

The Delaware General Corporation law and our bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We currently do not have any directors and officers liability insurance. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations. Any payment in respect of these indemnification rights could have an adverse effect on our business, financial condition, results of operations and profitability.

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

Our business and revenue growth primarily depend on the size of the healthcare market in China. As a result, our revenue and profitability may be negatively affected by changes in national, regional or local economic conditions and consumer confidence in China. External factors beyond our control that affect consumer confidence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions, and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. A decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our product sales and negatively impact our profitability. In addition, acts of war or terrorism may cause damage to our facilities, disrupt the supply of the products and services we offer in our stores, or adversely impact consumer demand. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We have limited business insurance coverage in China.

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

Our reporting currency is the US dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China changed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer officially pegged to the US dollar, and the exchange rate will have some flexibility. Despite fluctuations in the exchange rate in 2020, the floating exchange rate regime has remained stable. If the RMB depreciates relative to the US dollar, our revenues as expressed in our US dollar financial statements will decline in value and if the RMB appreciates relative to the US dollar, our revenues as expressed in our US dollar financial statements will increase in value. There are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US dollars.

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

These regulations may have a significant impact on our present and future structuring and investment. We have requested our shareholders who to our knowledge are PRC residents to make the necessary applications, filings and amendments as required under these regulations. We intend to take all necessary measures to ensure that all required applications and filings will be duly made and all other requirements will be met. We further intend to structure and execute our future offshore acquisitions in a manner consistent with these regulations and any other relevant legislation. However, because it is presently uncertain how the SAFE regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted and implemented by the relevant government authorities in connection with our future offshore financing or acquisitions, we cannot provide any assurances that we will be able to comply with, qualify under, or obtain any approvals required by the regulations or other legislation. Furthermore, we cannot assure you that any PRC shareholders of our company or any PRC company into which we invest will be able to comply with those requirements. The inability of our company or any PRC shareholder to secure required approvals or registrations in connection with our future offshore financings or acquisitions may subject us to legal sanctions, restrict our ability to pay dividends from our Chinese subsidiaries to our offshore holding company, and restrict our overseas or cross-border investment activities or affect our ownership structure.

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

Our operations in the PRC may be affected by the spread of public health problems including a renewed outbreak of SARS, Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”)

Flu, in China, where all of our operations are located and where all of our sales occur. Such an outbreak, will have a negative effect on our operations. Such an outbreak will have an impact on our operations as a result of:

●	quarantines or closures of our facilities, which will severely disrupt our operations,

●	the sickness or death of our key officers and employees, and

●	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems will adversely affect our operations.

The PRC may establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

PRC regulations and rules concerning mergers and acquisitions including the Rules on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, and other recently adopted regulations and rules with respect to mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, according to the Anti-Monopoly Law of PRC promulgated on August 30, 2007 and the Provisions of the State Council on the Threshold of Filings for Undertaking Concentrations, or the Prior Notification Rules issued by the State Council in August 2008 and amended on September 2018, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the MOFCOM when the threshold is crossed and such concentration shall not be implemented without the clearance of prior notification. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions. We believe that our business is not in an industry that raises “national defense and security” or “national security” concerns. However, the MOFCOM or other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in the PRC, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.

Risks Related to Our Company’s Common Stock

We will need to raise additional capital that will likely cause dilution to our shareholders.

We believe that we will need to raise additional capital to fund our ongoing operations, repay our debt and fund future acquisitions. To the extent that we raise additional capital through the sale of equity or convertible debt, our shareholders’ ownership interest will be diluted.

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

If our common stock were to be de-listed, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is de-listed, broker-dealers have certain regulatory requirements imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity thereof. These factors could result in lower prices for shares of our common stock and/or limit an investor’s ability to execute a transaction. In addition, delisting from NASDAQ could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could lead to significant dilution to our stockholders caused by our issuing equity in financing or other transactions at a price per share significantly below the then market price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at Room 3601, Building A, Harbour View Place, No. 4A Wuwu Road, Zhongshan District, Dalian, Liaoning Province, P. R. China (also known as: No. A4, Wuwu Road, 21-2,3, Zhongshan District, Dalian, Liaoning Province, P. R. China). In December 2020, we entered into a new lease that expires in December 2022 at an annual rental charge of approximately $31,617.

As of December 31, 2020, we operated 5 pharmacy stores averaging a little over 200 square meters each in size with one-year lease terms, having an annual aggregate rental charge of approximately $71,826 or RMB 0.5 million. At the conclusion of the current leases, we expect to have the ability to renew the leases. On a regular basis and as part of our normal business, we evaluate store performance and may reduce the size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. In such event, we may continue to have a leasing obligations until the end of the term of the lease.

Guanzan owns a building in Chongqing which is used as offices by Guanzan, Shude and Lijiantang. The building was purchased in November 2019 and consists of 944.68 square meters.

We rent a warehouse for use of Guanzan and Shude that consists of 1,150 square meters pursuant to a one-year lease expiring in December 2021, having an annual rental charge of approximately $51,391.

Our newly-acquired hospital Guoyitang rents a building that consists of 4,000 square meters pursuant to a ten-year lease expiring in June 9, 2029, having an annual rental charge of approximately $ 46,593.

Our newly-acquired hospital Zhongshan rents a building that consists of 12,000 square meters pursuant to two leases expiring on March 19, 2032 and May 19, 2027, having an annual aggregate rental charge of approximately $ 150,776.

ITEM 3. LEGAL PROCEEDINGS

On April 1, 2020, the Guizhou Province Xiuwen County People’s Court ordered the attachment of two of Shude’s bank accounts pursuant to a pre-litigation attachment application filed by one of Shude’s suppliers in connection with unpaid outstanding payables of approximately RMB 365,200 (approximately $51,437). The total amount of cash in the two accounts subject to the attachment was RMB 570,902 (approximately $80,409). This dispute has been resolved and the attachment has been removed.

Legal Proceedings related to Boqi Zhengji

Boqi Zhengji was subject to the following lawsuits and/or enforcement actions, which were disposed of when we sold Boqi Zhengji in December 2020. We are no longer responsible for any of these lawsuits or enforcement actions.

On May 17, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 482,771.87. On June 19, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 482,771.87 in total. The same supplier filed another lawsuit against Boqi Zhengji for unpaid outstanding payable of RMB 322,771 on March 17, 2020. The parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 322,771 in total.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our common stock trades under the symbol “BIMI” on the Nasdaq Capital Market. As of March 24, 2021 we had 1,567 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Overview

From 2007 until October 2019, we, through the NF Group, were engaged in the energy efficiency enhancement business. With the decline in the constructions of power generation plants and municipal water, gas, heat and energy pipelines in China due to a policy change by the PRC government, the demand for our products and services declined markedly. As a result, our energy efficiency enhancement business, incurred operating losses in each of the last seven years, especially in 2018, when the PRC government adopted a series of policies to favor more environmentally friendly projects and products. Our net loss from the operation of the energy efficiency enhancement business was $16.79 million in 2018 and $2.18 million in 2019. We explored many different alternatives in an effort to revive this business, including attempts to expand into international markets, before we determined this business was not sustainable for us. In late 2019, we committed to a plan to dispose of the NF Group and on March 31, 2020, we entered into an agreement for the sale of the NF Group. The sale closed on June 23, 2020 when the $10 million sales price was paid to us in full.

Our current operations are focused on the healthcare industry in the PRC. On October 14, 2019, we acquired Boqi Zhengji, an operator of a pharmacy chain business in the PRC. This was the first step of our shift of focus from the energy sector to the healthcare business. Boqi Zhengji, however, suffered significant setbacks during 2020. The COVID-19 pandemic caused the pharmacy stores to record almost no sales for several months due to the national shutdown order and other government orders specifically targeting OTC drugs. While we offered support to Boqi Zhengji with the implementation of the Boqi Guanzan Healthy Future Pharmacy Plan and other programs aimed to offer Guanzan’s and other company resources to the pharmacy chain, such efforts failed to help improve Boqi Zhengji’s poor performance. To avoid exposing our other business to further risks and potential joint liabilities, we decided to divest the pharmacy chain. On December 11, 2020 we entered into an agreement to sell Boqi Zhengji for $1,700,000 in cash. On December 18, 2020, we received the full consideration from the buyer and the control of the Boqi Zhengji business was transferred. Due to the Chinese government’s alternative working schedule and other delays caused by COVID-19, the government record reflecting the transfer of ownership was not updated until February 2, 2021.

The disposal of NF Group and Boqi Zhengji and the actions taken to fulfill the plans resulted in our classifying the businesses of NF Group and Boqi Zhengji as discontinued operations according to ASC 205-20 Presentation of Financial Statements – Discontinued Operation. As a result, all of the assets and liabilities of the NF Group and Boqi Zhengji were reclassified as assets and liabilities of a discontinued operation in the statement of position as of December 31, 2020 and 2019, and the results of the operation are presented under the line item net loss from discontinued operations for the years ended December 31, 2020 and 2019.

On March 18, 2020, we completed the Guanzan acquisition. The rationale for the acquisition was for us to further expand our healthcare operation by acquiring a medical devices and pharmaceuticals distribution business. We believed that Guanzan has strong sales capabilities and procurement resources in the local area of Chongqing, the largest city in Southwest region of the PRC. The acquisition was is in line with our expansion strategy, which focuses on deeper penetration of the healthcare market in the Southwest region of China and gaining a wider footprint in the PRC.

On February 2, 2021, we acquired Guoyitang, the owner and operator of a private general hospital in Chongqing with 50 hospital beds and 98 employees, including 14 doctors, 28 nurses, 43 other medical staff and 13 non-medical staff. The Guoyitang acquisition will enable us to serve more individuals with medical needs and is the first step in our efforts to building a hospital chain specializing in obstetrics and gynecology.

On February 8, 2021, we acquired Zhongshan, a private hospital in the southeast region of China with 160 hospital beds (of which 110 beds are currently in use) and 95 employees, including 20 doctors, 48 nurses, 10 other medical staff and 17 non-medical staff. Zhongshan is a general hospital known for its complex minimally invasive surgeries and equipped with high-end diagnostics equipment and surgical instruments for gynecology and obstetrics use. The Zhongshan acquisition marks the second step in our effort to establish a nationwide hospital chain specializing in obstetrics and gynecology.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2020 and 2019, we incurred net losses of $1.8 million and $4.5 million, respectively. In addition, we reported continuing cash out flow of $4.36 million and $1.07 million from our operating activities for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $ 12.91 million. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

The continuation of our company as a going concern through the next twelve months is dependent upon (1) the continued financial support from our stockholders or external financing. Management believes that our existing stockholders will provide the additional cash to meet our obligations as they become due, and (2) that it will be able to implement its business plan to expand our company’s operations and generate sufficient revenues to meet its obligations. While we believe in the viability of our strategy to increase sales volume and in our ability to raise additional funds, there can be no assurance to that effect, nor that the Company will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about our company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for our company to continue as a going concern.

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

Revenue Recognition

We adopted Accounting Standard Codification (“ASC”) Topic 606, Revenues from Contract with Customers (“ASC 606”) for all periods presented. Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods and services, net of value-added tax. We determine revenue recognition through the following steps:

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

Our revenues are net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, we specifically evaluate individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. We will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a weighted average method. Costs include material, labor and manufacturing overhead costs. We review historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand.

Equipment and Vehicles

Equipment and vehicles are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Items	Expected useful lives	Residual value
Building	20 years	5%
Electronic equipment	3 years	5%
Office equipment	3 years	5%
Furniture	5 years	5%
Vehicle	4 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Leases

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance, we did not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of obligations under capital leases, and obligations under capital leases, non-current on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date, adjusted by the deferred rent liabilities at the adoption date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Goodwill is tested for impairment at the reporting unit level on at least an annual basis or when an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. These events or circumstances include a significant change in stock prices, business environment, legal factors, financial performances, competition, or events affecting the reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The estimation of fair value of reporting unit using a discounted cash flow methodology also requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the reporting unit.

Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If we reorganize our reporting structure in a manner that changes the composition of one or more of our reporting units, goodwill will be reassigned based on the relative fair value of each of the affected reporting units.

Convertible Promissory Notes

We record debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

Derivative Instruments

We enter into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. We account for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determine the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

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

Foreign Currencies Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations. The reporting currency of our company is the United States Dollar (“US$”). Our subsidiaries in the PRC maintain their books and records in their local currency, the Renminbi Yuan (“RMB”), which is the functional currency as it is the primary currency of the economic environment in which these entities operate.

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

Recent Developments

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 spread globally in 2020. This outbreak resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty.

Since the outbreak of the pandemic, our operations have been materially impacted. At the beginning of February 2020, the Chinese government issued a quarantine order, which lasted for more than two months in many parts of the country, where everyone had to stay at home. During February and March, all of our administrative functions had to be performed remotely. In July 2020, there was a second wave of COVID-19 and a lockdown in Dalian, which lasted for several weeks. As a result, sales in our pharmacy stores in Dalian continued to be severely impacted.

Because of the pandemic, we also suffered a significant reduction in sales during the first quarter in 2020. As a result of the Chinese government’s lockdown order, our customer traffic plummeted. Certain of our popular and high profit margin products could not be sold due to the governmental restrictive orders, which also resulted in the expiration of a large quantity of our inventory of medicines that are otherwise in high demand in the winter season.

During the epidemic outbreak of 2020, our pharmacies experienced significant difficulty in obtaining products including prescription drugs, OTC drugs, TCM, nutritional supplements, sundry products and medical consumables from our suppliers for resale, pending the settlement of several large court judgements against Boqi Zhengji in favor of such suppliers. As a result, our retail pharmacy business had minimal sales. On December 11, 2020, we entered into a Termination and Release Agreement (the “Release Agreement”) with four individuals (the “Boqi Zhengji Sellers”) who sold Boqi Zhengji to the Company. The parties to the Release Agreement confirmed that Boqi Zhengji’s performance targets as stipulated in the Stock Purchase Agreement dated April 11, 2019 (as amended on February 6, 2020, the “Boqi SPA”) would not be met, and therefore the Boqi Zhengji Sellers would not be eligible to receive the Cash Consideration or any other additional payment under the Boqi SPA.

Since the acquisition of Guanzan Group, our wholesale distribution of medical devices and pharmaceuticals made a significant contribution to our company. We started to focus on deeper penetration of the healthcare market in the Southwest region of China and gain a wider footprint in the PRC. We decided to re-focus retail pharmacies to Chongqing due to our healthcare resource advantage in that region. By the end of 2020, we had opened five (5) retail pharmacies branded “Lijiantang”. We intend to open additional pharmacy stores to expand the geographic coverage of our pharmacy business and provide support to and benefit from Guanzan’s wholesale business. We believe that the pharmaceutical manufacturers and wholesalers from whom we source our products tend to provide deeper product discounts to companies with both wholesale and retail businesses.

Guoyitang and Zhongshan were acquired during February 2021 as part our plan to establish a more comprehensive healthcare platform, promote innovative internet healthcare services and to create a regional healthcare partnership. We plan to form partnerships with hospitals with regional reputation and emerging medical services facilities, with the goal of making quality medical care more accessible to the wider public, especially in less-developed areas, to provide health management and healthcare services for both urban and rural residents alike in a more inclusive and coherent manner. We believe that the hospital acquisitions will also accelerate our online-to-offline strategy. We believe that the online-to-offline platform, in combination with enhanced drug delivery and future telemedicine services, will help the hospitals expand the coverage of their services and offer better services to patients.

Segment Reporting

In 2020 we were engaged in three business segments, the wholesale pharmaceuticals segment, wholesale medical devices segment and retail pharmacy segment.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2020 and 2019

	2020	% of Revenues	2019	Amount increase (decrease)	Percentage increase (decrease)
Revenues	$12,844,902	100%	$-	$12,844,902	N/A
Cost of revenues	10,402,085	81%	-	10,402,085	N/A
Gross profit	2,442,817	19%	-	2,442,817	N/A
Operating expenses	6,255,098	49%	985,974	5,269,124	534%
Other income (expense)	460,552	4%	(550,057)	1,010,609	(184)%
Loss before income tax	(3,351,729)	(26)%	(1,536,031)	(1,815,698)	118%
Income tax expense	434,306	3%	-	434,306	-
Net loss from continuing operations	(3,786,035)	(29)%	(1,536,031)	(2,250,004)	146%
Income (loss) from operations of discontinued operations	1,908,110	15%	(2,916,248)	4,824,358	(165)%
Less: non-controlling interest	119,158	1%	(13,714)	132,872	(969)%
Net loss attributable to BOQI International Medical Inc.	$(1,997,083)	(16)%	$(4,438,565)	$2,441,482	(55)%

Revenues

Revenues for the years ended December 31, 2020 and 2019 were $12,844,902 and $0, respectively. The revenues for the year ended December 31, 2020 were attributable to the revenues of the Guanzan Group and to a limited degree, the revenues of the Pharmacy Group’s directly-owned stores. The increase of $12,844,902 is due to the acquisition of the Guanzan Group in 2020.

Wholesale sales of medical devices and pharmaceuticals generated revenues of $3,059,462 and $9,701,353, respectively, in the year ended December 31, 2020.

Revenues from the retail pharmacy segment for the year ended December 31, 2020 were $84,087 compared to no revenues in the year ended December 31, 2019. During the last quarter of 2020, we entered into the Release Agreement with the four individuals from whom we purchased Boqi Zhengji. In the agreement, we and the sellers confirmed that the performance targets relating to the cash consideration would not be met and as a consequence they would not be eligible to receive any further consideration with respect to the sale of Boqi Zhengji to us. Subsequently, on December 11, 2020, we entered into an agreement to sell Boqi Zhengji in consideration of $1.7 million, which was paid to us on December 18, 2020.

Cost of revenues

Cost of revenues consists of primarily of the cost of the medical devices, pharmaceuticals and other products sold to customers. Cost of revenues for the year ended December 31, 2020 was $10,402,085 compared with $0 for the year ended December 31, 2019. The increase reflected the costs associated with operations of the Guanzan Group.

Cost of revenue from the wholesale medical devices and the wholesale pharmaceuticals segments for the year ended December 31, 2020 were $2,481,616 and $7,850,315 respectively.

Cost of revenue from the retail pharmacy segment for the year ended December 31, 2020 was $70,154.

During 2020, the Company recorded an impairment loss of $9,294 with respect to inventories, which was included in cost of revenues. Due to COVID-19, a large portion of the inventory maintained by Boqi Zhengji’s retail stores were unsold and expired. We also closed several Boqi Zhengji stores in 2020 due to poor performance, which resulted in the expiration of some of our inventory.

Gross profit

For the year ended December 31, 2020 we had a gross profit margin of 19% compared with gross profit margin of 0% for the year ended December 31, 2019.

The gross profit margin of our wholesale medical devices and wholesale pharmaceuticals segments for the year ended December 31, 2020 were 18.9% and 19.1%, respectively. Our retail pharmacy segment’s gross profit margin for the year ended December 31, 2020 was 16.6%.

Operating expenses

Operating expenses consist mainly of amortization of convertible notes, convertible notes issuance-related costs, auditing and legal service fees, other professional service fees and promotional expenses.

Operating expenses were $6,255,098 for the year ended December 31, 2020 compared to $985,974 for the year ended December 31, 2019, an increase of $5,269,124, or 534%. The increase is mainly due to amortization of convertible notes, and issuance-related costs for the convertible notes.

Operating expenses for the year ended December 31, 2020 consist mainly of amortization of the convertible notes in the amount of $2,091,927, meeting and promotional expenses in the amount of $938,086, depreciation and amortization expense of $56,041, audit fee of $329,693, convertible notes issuance-related costs in the amount of $211,425, legal fees of $172,575 and other professional service fees in the amount of $880,505.

For the year ended December 31, 2020, operating expenses of $4,365,751 were allocated to the parent company, which include amortization of convertible notes of $2,091,927 and professional service fees of $903,573. Operating expenses of the wholesale medical devices segment for the year ended December 31, 2020 were $88,932. Operating expenses of the wholesale pharmaceuticals segment for the year ended December 31, 2020 were $842,421. Operating expenses of the retail pharmacy segment for the year ended December 31, 2020 were $376,415.

Other income (expenses)

For the year ended December 31, 2020, we reported other income of $460,552 compared to other expense of $550,057 for the year ended December 31, 2019. For the year ended December 31, 2020, other income mainly consisted of the exchange gains resulting from the appreciation of the RMB against the US dollar during 2020; and amortization of the discount applicable to the issuance of convertible promissory notes.

In 2020, the exchange rate of Chinese RMB to US dollars increased from $1 = ¥6.9762 to $1 = ¥ 6.5249. As substantially all of our assets and revenues are denominated in RMB, we reported exchange gains of $547,114 for the year ended December 31, 2020, as a result of such exchange rate change and exchange gains/losses related to non-currency assets and liabilities, compared to exchange gains of $Nil for the year ended December 31, 2019.

For the year ended December 31, 2019, other loss of $550,057 mainly consisted of: (i) the change in fair value of derivative liabilities related to the convertible promissory notes issued during 2019; and (ii) amortization of the discount applicable to the issuance of convertible promissory notes.

Net loss from continuing operation

Net loss from continuing operations was $3,786,035 for the year ended December 31, 2020 compared to a net loss of $1,536,031 for the year ended December 31, 2019, an increase of $2,250,004, which was primarily a result of the significantly increased operating expense of the parent company and the operating expenses of the Guanzan Group.

Income (Loss) from operations of discontinued operations

As a result of the plans to dispose of the NF Group and Boqi Zhengji and the actions taken to fulfill the plans, the businesses of the NF Group and Boqi Zhengji are recorded as discontinued operations in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operation and the results of the operations of the NF Group and Boqi Zhengji are presented under the line item net loss from discontinued operations for the years ended December 31, 2020 and 2019.

Income from the discontinued operation was $1,908,110 for the year ended December 31, 2020 compared to a loss of $2,916,248 for the year ended December 31, 2019, which was primarily due to the income recognized upon the disposal of the NF Group and Boqi Zhengji.

Net Loss

We reported a net loss of $1,877,925 for the year ended December 31, 2020 compared to a net loss of $4,452,279 for the year ended December 31, 2019, a decrease of $2,574,354.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2020, we had cash of $135,309 and working capital of $9,619,274 as compared to cash of $1,601 and working capital of $8,512,585 at December 31, 2019.

Beginning on September 27, 2019, we sold $1,534,250 of convertible notes to various investors that matured during the period beginning September 27, 2020 and ending on March 13, 2021. Each of these notes was issued for a term of 12 months, carrying 6% annual interest rate and convertible into the Company’s common stock. According to the applicable agreements, each holder of such notes had the right during the period beginning one hundred eighty (180) calendar days following the date of their issuance and ending on the maturity date, to convert all or any part of the outstanding and unpaid principal into shares of common stock. All of the above notes were converted into shares of our common stock during the year ended December 31, 2020.

On February 1, 2020, we entered into a stock purchase agreement to acquire Guanzan. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Guanzan and its subsidiary, Shude, for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 950,000 shares of our common stock and the cash payment of RMB 80,000,000 (approximately $11,428,571.) On March 18, 2020, we closed the Guanzan acquisition by delivering 950,000 shares of our common stock. In addition, we assumed bank indebtedness of $1,135,884 in connection with the acquisition.

On May 18, 2020, we entered into a securities purchase agreement (the “May SPA”) with two institutional investors (the “Institutional Investors”) to sell convertible notes having a face amount of $6,550,000 at an aggregate original issue discount of 19.85% (the “2020 Notes”) and ranking senior to all outstanding and future indebtedness of the Company. The Convertible Notes do not bear interest except upon the occurrence of an event of default.

Pursuant to the May SPA, two 2020 Notes each in the face amount of $2,225,000 were issued to the Institutional Investors in consideration of the payment of $1,750,000 in cash for each 2020 Note. The 2020 Notes mature on the eighteen-month anniversary of the issuance date, are payable in installments and are convertible at the election of the investors at the conversion price of $2.59 per share, subject to adjustment in the event of default. Each investor also received a warrant to purchase 650,000 shares of our company’s common stock at an initial exercise price of $2.845 per share. The placement agent for the private placement received a warrant to purchase up to 171,845 shares of our common stock at an initial exercise price of $2.845 per share, subject to increase based on the number of shares of common stock issued pursuant to the 2020 Notes. Pursuant to the May SPA, additional convertible notes in an aggregate original face amount not to exceed $2,100,000 (the “Additional Notes”) could also be issued to the Institutional Investors under certain circumstances.

On February 24, 2021, we entered into an amendment to the May SPA with the Institutional Investors to increase the amount of the Additional Notes by $3,300,000 to $5,400,000. On February 26, 2021, Additional Notes in an aggregate original principal amount of $5,400,000 were issued to the Institutional Investors, together with the issuance of warrants to acquire an aggregate of 760,000 shares of common stock at an initial exercise price of $2.845 per share. The placement agent for the private placement received a warrant to purchase up to 173,745 shares of our common stock at an initial exercise price of $2.845 per share, subject to increase based on the number of shares of common stock issued pursuant to the Additional Notes.

In connection with the May SPA, the Institutional Investors and the Chairman of the Board our company, Mr. Yongquan Bi, entered into a Shareholder Pledge Agreement, pursuant to which Mr. Bi agreed to pledge 1.5 million shares of common stock beneficially owned by him, in favor of the Institutional Investors to secure our performance of our obligations in the above two private placement transactions.

On June 23, 2020, we completed the disposition of the NF Group, at which time we received $10 million from the buyer.

On December 11, 2020, we entered into the Release Agreement extinguishing our obligation to pay any additional consideration in connection with the purchase of Boqi Zhenji. We subsequently sold all the issued and outstanding shares of the capital stock of Boqi Zhengji in consideration of $1,700,000 on December 11, 2020.

As a result of the receipt of the proceeds of the sales of the NF Group and of Boqi Zhenji and the proceeds from the issuance of the Additional Notes, management believes we have sufficient financial resources to fund our operations for at least the next twelve months.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2020 and 2019, respectively.

	For the years ended December 31,
	2020	2019
Net cash used in operating activities	$(3,517,733)	$(2,064,792)
Net cash provided (used in) by investing activities	(724,465)	166,717
Net cash provided by financing activities	3,989,066	1,836,103
Exchange rate effect on cash	386,840	63,573
Net cash inflow	$133,708	$1,601

Operating Activities

We used $3,517,733 in our operations during the year ended December 2020, which included cash provided in the discontinued operations of $843,382, as compared to $2,064,792 used in our operations in the year ended December 31, 2019, which included cash used in the discontinued operations of $995,631.

The increase in the amount of cash used in operating activities was primarily attributable to the change in accounts receivable, inventories and advances from customers. During the year ended December 31, 2020, adjustments for non-cash items primarily included the gains recorded on the amortization of convertible notes of $2.09 million.

Investing Activities

Cash used in investing activities was $724,465 for the year ended December 31, 2020 compared to $166,717 provided by investing activities for the year ended December 31, 2019. Cash used in investing activities for the year ended December 31, 2020 was due to the closing payments of $9,195,543 for the acquisitions of Guoyitang and Zhonshan and a deposit of $3,065,181 made in connection the pending acquisition of Cogmer that we did not complete. We expect to receive the return of the deposit of $3,065,181 in April 2021. During the year ended December 31, 2020, we received $ 11,700,000 from the disposal of the discontinued operations of NF Group and Boqi Zhengji.

Financing Activities

Cash provided by our financing activities was $3,989,066 for the year ended December 31, 2020 compared to $1,836,103 for the year ended December 31, 2019, which included $793,874 provided by our discontinued operations. During the year ended December 31, 2020, we raised $3.45 million through the issuance of convertible promissory notes and $0.60 million from loans.

Contingent Contractual Obligations

As of December 31, 2020, we had a $12,260,724 contractual obligation, which is the maximum amount of the cash consideration for the Guoyitang Acquisition, which is subject to post-closing adjustments pursuant to the Guoyitang SPA.

As of December 31, 2020, we had a $15,325,905 contractual obligation, which is the maximum amount of the cash consideration for the Zhongshan Acquisition, which is subject to post-closing adjustments pursuant to the Zhongshan SPA.

As a result of the Guanzan acquisition on February 2020, we incurred a $11.4 million contractual obligation, which is the maximum amount of cash consideration, which is subject to post-closing adjustments pursuant to the Guanzan SPA. Such amount was reduced to $9.58 million as the result of a $1,820,000 pre-payment of 1 million shares of our common stock valued at $1.82 per share. In addition, we assumed bank indebtedness of $1,135,884 in connection with the acquisition.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation or seasonality during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. At present we are able to increase our product sale prices to offset the rising prices charged by our suppliers.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with management authorization; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting is not effective.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2020:

●	Due to our limited resources, we do not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in our financial transactions in accordance with US GAAP.

Management’s Remediation Plan

While management believes that the financial statements we previously filed in our SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the control deficiencies identified above, management is currently seeking to engage an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide additional training to its accounting personnel in connection with the preparation and review of our financial statements. Management’s plans to remediate the control deficiencies were impaired due to the impact of COVID-19 on its operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Name	Age	Position
Yongquan Bi	44	Chairman of the Board
Tiewei Song	49	Director, Chief Executive Officer and President
Jun Jia	32	Chief Financial Officer
Xiaoping Wang	41	Chief Operating Officer
Mia Kuang Ching	55	Independent Director, Chair of Audit Committee
Ju Li	42	Independent Director, Chair of Nomination Committee
Fengsheng Tan	56	Independent Director, Chair of Compensation Committee

Biographical Information of Our Current Directors and Executive Officers

Yongquan Bi has been a director of our company since his election in May 2018 and has been our Chairman since February 2019. He served as our CEO from February 2019 to September 2019. Mr. Bi was the founder, and has served as the Chairman of the Board of the Boqi Xinhai Group since 2009. The Boqi Xinhai Group operates in multiple industries including automobile and grocery stores. He also serves as a director of BIQI International Holdings Corp., which is in the business of breeding, raising, and selling hogs for use in China’s pork production. In 2015, Mr. Bi participated in the senior class of investment and financing of Chinese enterprises in Tsinghua University. Mr. Bi has more than 15 years of industry experience in the financial sector.

Tiewei Song was elected to the Board of Directors on May 18, 2018. He was appointed as our CEO and President in October 2019. From December 2012 to October 2019, Mr. Song served as both the president and director of Shenyang Langzi Investment Management Co., Ltd., an asset management consulting firm. From July 2008 to July 2013, Mr. Song was the chief representative of German Varengold Bank in China. From October 1999 to May 2008, Mr. Song was the executive director and president of Liaoning Jiachang Group, a consulting firm. He also serves as a director of BIQI International Holdings Corp. Mr. Song graduated from Peking University with bachelor’s and master’s degrees in mathematics.

Jun Jia has been our Chief Financial Officer since September 2020. Prior thereto and since October 2018, Mr. Jia was our assistant Chief Financial Officer, supporting the Chief Financial Officer in managing the financial and audit activities of our company. From August 2015 to October 2018, Mr. Jia was the Director of Meihuo Pharmaceutical Co., Ltd., a Shanghai Stock Exchange listed company) responsible for the company’s audit work. From September 2010 to August 2015, Mr. Jia was the Deputy Director of Finance of Paisi Co., Ltd., a Shanghai Stock Exchange listed company, in charge of the company’s financial affairs. From September 2005 to August 2010, Mr. Jia worked at Yi Fang Group as the Deputy Chief Financial officer, responsible for the company’s financial analysis and management. Mr. Jia holds a masters’ degree in finance from the British Loughborough University and an MBA degree from the Leicester University in London.

Xiaoping Wang has been our Chief Operating Officer since February 2020. He is supervising our retail pharmacy, wholesale pharmaceuticals and wholesale medical device segments a. From July 2014 to January 2020, he served as the Supervisor of Chongqing Guanzan Technology Co., Ltd. and the General Manager of Chongqing Shude Pharmaceutical Co., Ltd. From October 2004 to June 2014, he was the President of Sales, and later the President of National Sales at Fujian Hongcheng Bio-Medical Co., Ltd.. Mr. Wang graduated from Chongqing Pharmaceutical High Level Specialty School and holds an MBA degree from Chongqing Normal University.

Ju Li has served as a Director since January 2019. He has extensive financial investment and enterprise management experience. From January 2017 to present, Mr. Li has served as the General Manager of Oxxas GmbH, a clothing retailer, responsible for the company’s daily operation, including creating the company’s business plans and promoting the company’s business. From April 2015 to February 2017, Mr. Li was the general manager of Asia Pacific at Sensus Asset Management Co., Ltd., an asset management firm. From March 2009 to February 2015, Mr. Li was the general manager of Asia Pacific at Varengold Bank. Mr. Li holds a B.A. degree from the Bremen University of Applied Sciences, Germany.

Mia Kuang Ching has served as an independent Director of the Company since August 2009 and is Chairman of the Audit Committee. Since October 2013, he has served as the Managing Director of Le Yu Corporate Advisory Pte Ltd., a human resources consulting firm. From January 2012 to October 2013, he worked as an M&A consultant. May 2001 until December 2, 2011 he was the managing partner of SBA Stone Forest Corporate Advisory (Shanghai) Co., Ltd. From 1997 to 2000, he was the Chief Accountant of Dalian Container Terminal, a joint venture formed by PSA Corporation of Singapore and the Port of Dalian Authority. From 1994 to 1997, he was the Group Financial Controller of Fullmark Pte. Ltd., responsible for operations in China, Hong Kong, Malaysia and Vietnam and was in-charge of its strategic investment, group financing and mergers and acquisitions. From 1992 to 1994 he was Regional Accountant (South Europe) of Singapore Airlines.

Fengsheng Tan was elected to our Board of Directors on May 18, 2018. He has been a lawyer with the Liaoing New Century law firm since February 2005. From January 1997 to January 2005 he was a lawyer with the Liaoing Asia-Pacific Law Firm and Mr. Tan graduated from the law faculty of Liaoning University and has more than 20 years’ experience as a lawyer.

Family Relationships

There are no family relationships between or among any of the current directors or executive officers.

Audit Committee

The current members of our audit committee are Mia Kuang Ching (Chair), Ju Li and Fengsheng Tan, each of whom we believe satisfies the independence requirements of the Securities and Exchange Commission and NASDAQ. We believe Mr. Ching is qualified as an audit committee financial expert under the regulations of the SEC by reason of his work experience. Our audit committee assists our Board of Directors in its oversight of:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, to the best of our knowledge, Jun Jia, Ju Li and Fengsheng Tan, Xiaoping Wang have not filed Forms 3 with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

We agreed to pay our Chief Executive Officer, Mr. Tiewei Song, a salary of $500,000 each year starting in October 2019. We paid Mr. Song $0 and $28,992 in 2020 and 2019, respectively. We paid our Chief Financial Officer. Jun Jia. a salary of RMB 240,000 (approximately $38,000) in 2020. We did not provide any compensation to Mr. Xiaoping Wang, our Chief Operating Officer for the year ended December 31, 2020,

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Agreement with Mr. Tiewei Song

The Company entered into an employment agreement (the “Song Agreement”) with Mr. Tiewei Song (“Mr. Song”) dated October 1, 2019, under which Mr. Song will serve as our Chief Executive Officer for a term of two years commencing October1, 2019 with base annual cash compensation of $500,000. During the term of employment, Mr. Song will perform the duties as are commensurate and consistent with his position and will devote his full working time, attention and efforts to the Company and to discharging the responsibilities of his position, and such other duties as may be assigned from time to time by the Company, which relate to the business of the Company and are reasonably consistent with his position. During the term of employment, Mr. Song will not engage in any business activity that, in the reasonable judgment of the board of directors of the Company, conflicts with his duties under the Song Agreement, whether or not such activity is pursued for gain, profit or other advantage.

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

Compensation of Directors

As at December 31, 2020, we had five non-employee directors, of whom only Mr. Mia Kuang Ching has received compensation, as set forth in the table below. Other non-employee directors received no compensation for their services as directors. Directors who are also employees of the Company and/or its subsidiaries received no additional compensation for their services as directors:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 24, 2021 for: (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors and director nominees; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group:

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1)	Percentage of Beneficial Ownership
Yongquan Bi, Chairman, Chief Executive Officer	1,500,000	11.32%
Yu Zhang	1,100,000	10.79%
Jun Jia, Chief Financial Officer	-	—
Xiaoping Wang, Chief Operating Officer	-	—
Gang Li	1,899,409	14.33%
Mia Kuang Ching, Director	-	—
Tiewei Song, Director	-	—
Fengsheng Tan, Director	-	—
Ju Li, Director	-
All officers and directors as a group (7 persons)	4,499,409	36.44%

(1)	Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

Amount due to related parties

As of December 31, 2020 and 2019, the total amounts payable to related parties was $226,514 and $382,037, respectively, which included:

1.	Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and current Chairman of the Board of Directors of our company, of $29,566 and $376,639, as of December 31,2020 and 2019, respectively, free of interest and due on demand. The amount represents the remaining balance that Mr. Bi advanced for third party services on behalf of our company during the ordinary course of business in 2020 and 2019, respectively.

2.	Amount payable to Mr. Yongjian Zhang, one of the directors of Nengfa Technology, of $0 and $4,681, as of December 31,2020 and 2019, respectively, free of interest and due on demand. The amount was advanced in several transactions for our daily operating expenditures during 2019.

3.	Amount payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $184,370 and $717, as of December 31,2020 and 2019, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang relates to reimbursable operating expenses that we owed to Mr. Fuqing Zhang during and before the acquisition of Boqi Zhengji.

4.	Amount payable to Mr. Youwei Xu, the financial manager of Xinrongxin of $12,578 and $0, as of December 31,2020 and 2019, respectively, free of interest and due on demand. The amount due to Mr. Youwei Xu, relates to reimbursable operating expenses that the we owed to Mr. Fuqing Zhang during and before the acquisition of Boqi Zhengji.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, considered whether any director has a material relationship with us that could interfere with his or her ability to exercise independent judgment in carrying out their responsibilities. As a result of this review, we determined that Mia Kuang Ching, Ju Li and Fengsheng Tan were “independent directors” as defined under the rules of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered by our independent auditors, Audit Alliance LLP and HHC, for their audit of our annual financial statements during the years ended December 31, 2020 and 2019 respectively:

	2020	2019
Audit Fees	$195,000	$150,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	134,693	-
Total Accounting Fees and Services	329,693	150,000

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The amounts shown for Audit Alliance LLP and HHC in 2020 and 2019, respectively, relate to the audits of our annual financial statements and the review of the financial statements included in our filings on Form 10-Q.

Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. There were no audit-related fees billed during the years ended December 31, 2020 and 2019.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2020 and 2019.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e. Audit Fees, Audit-Related Fees, Tax Fees and allowable working costs. All other fees incurred in 2020 mainly consist of costs relating to the assurance, due diligence and valuation services in connection with the acquisition of Guanzan Group and other target companies.

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

BOQI INTERNATIONAL MEDICAL INC.

By:	/S/ TEWEI SONG
Tewei Song
Chief Executive Officer

Dated: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yongquan Bi	Chairman of the Board	March 31, 2021
Yongquan Bi

/s/ Tiewei Song	Director and Chief Executive Officer	March 31, 2021
Tiewei Song	(Principal Executive Officer),

/s/Mia Kuang Ching	Director	March 31, 2021
Mia Kuang Ching

/s/ Ju Li	Director	March 31, 2021
Ju Li

/s/ Fengsheng Tan	Director	March 31, 2021
Fengsheng Tan

/s/Jun Jia	Chief Financial Officer	March 31, 2021
Jun Jia	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155).

3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155)

3.3	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009

3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, dated September 16, 2010

3.5	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 18, 2019

3.6	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)

4.1	Description of Securities Registered Under Section 12 of the Exchange Act	Incorporated by reference from the Company’s Annual Report on Form 10-K for year December 31, 2019

10.1	Securities Purchase Agreement by and between the Registrant and Yongquan Bi, dated March 12, 2018	Incorporated by reference from the Company’s Annual Report on Form 10-K for year December 31, 2019

10.2	Executive Employment Agreement (Song Tiewei) dated October 1, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 4, 2019

10.3	Form of Securities Purchase Agreement dated May 18, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.4	Form of Secured Convertible Promissory Note dated May 2020.	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.5	Form of Warrant dated May 2020.	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020.

10.6	Form of Shareholder Pledge Agreement dated May 2020.	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.7	Form of Voting Agreement dated May 2020.	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.8	Form of Registration Rights Agreement dated May 2020.	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.9	Prepayment and Amendment Agreement dated November 20, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 20, 2020

10.10	Form of Waiver Agreement dated November 23, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 23, 2020

10.11	Stock Purchase Agreement dated December 7, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 7, 2020

10.12	Stock Purchase Agreement dated December 11, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2020

10.13	Stock Purchase Agreement dated December 14, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2020

10.14	Form of Amendment dated February 24. 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 24, 2021

14.1	Code of Ethics of the Registrant	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 30, 2018

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

BOQI INTERNATIONAL MEDICAL, INC.

UEN: T12LL1223B GST Reg No : M90367663E
Tel: (65) 6227 5428
20 Maxwell Road, #11-09, Maxwell House, Singapore 069113
Website : www.allianceaudit.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BOQI International Medical, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BOQI International Medical, Inc. and Subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2020, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and the consolidated results of its operations and its cash flows for the years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

AUDIT ALLIANCE LLP®

Goodwill- Guanzan Group Unit - Refer to Note 4 and Note 14

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance amounting to RMB 6.91 million as of December 31, 2020, was allocated to the Guanzan Group Reporting Unit. The fair value of the Guanzan Group Reporting Unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill impairment for the Guanzan Group Reporting Unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Guanzan Group Reporting Unit and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures relating to the discount rate and forecasts of future revenue and operating margin used by management to estimate the fair value of the Guanzan Group Reporting Unit included the following, among others:

●	We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.

●	We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to historical revenues and operating margins.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

a)	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation;

b)	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Audit Alliance LLP

Singapore

March 31, 2021

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of BOQI International Medical, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BOQI International Medical, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2019, and related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ HHC

Forest Hills, New York

May 14, 2020

We have served as the Company's auditor since 2019.

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2020	2019
ASSETS
CURRENT ASSETS
Cash	$135,309	$1,601
Restricted cash	-	-
Accounts receivable, net	6,686,552	-
Advances to suppliers	2,693,325	-
Amount due from related parties	-	-
Inventories, net	735,351	-
Prepayments and other receivables	14,880,526	7,843
Operating lease-right of use assets	53,425	-
Assets from discontinued operations	-	30,052,334
Total current assets	25,184,488	30,061,778

NON-CURRENT ASSETS
Deferred tax assets	193,211	-
Property, plant and equipment, net	910,208	-

Goodwill	6,914,232	-
Total non-current assets	8,017,651	-

TOTAL ASSETS	$33,202,139	$30,061,778

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$904,228	$-
Long-term loans due within one year	34,201	-
Convertible promissory notes, net	3,328,447	107,383
Derivative liability	-	1,272,871
Accounts payable, trade	5,852,050	-
Advances from customers	194,086	-
Amount due to related parties	226,514	382,037
Taxes payable	773,649	-
Other payables and accrued liabilities	4,228,976	5,837,931
Lease liability-current	23,063	-
Liabilities from discontinued operations	-	13,948,971
Total current liabilities	15,565,214	21,549,193

Lease liability-non current	22,457	-
Long-term loans - non-current	720,997	-
Total non-current liabilities	743,454	-

TOTAL LIABILITIES	16,308,668	21,549,193

EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 13,254,587 and 9,073,289 shares issued and outstanding as of December 31, 2020 and 2019, respectively	13,254	9,073
Additional paid-in capital	26,344,920	15,643,825
Statutory reserves	2,263,857	2,227,634
Accumulated deficit	(12,914,973)	(10,881,667)
Accumulated other comprehensive income	1,003,392	1,683,770
Total BOQI International Medical Inc.’s equity	16,710,450	8,682,635

NON-CONTROLLING INTERESTS	183,021	(170,050)

Total equity	16,893,471	8,512,585

Total liabilities and equity	$33,202,139	$30,061,778

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN/LOSS

	For the Year Ended December 31
	2020	2019
REVENUES	12,844,902	-

COST OF REVENUES	10,402,085	-

GROSS PROFIT(LOSS)	2,442,817	-

OPERATING EXPENSES:
Sales and marketing	783,134	-
General and administrative	5,471,964	985,974
Total operating expenses	6,255,098	985,974

LOSS FROM OPERATIONS	(3,812,281)	(985,974)

OTHER INCOME (EXPENSE)
Interest income	304	-
Interest expense	(84,913)	(6,347)
Exchange gains	547,114	-
Other expense	(1,953)	(543,710)
Total other income (expense), net	460,552	(550,057)

LOSS BEFORE INCOME TAXES	(3,351,729)	(1,536,031)

PROVISION FOR INCOME TAXES	434,306	-

NET LOSS FROM CONTINUING OPERATIONS	(3,786,035)	(1,536,031)

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued operations	1,908,110	(2,916,248)

NET LOSS	(1,877,925)	(4,452,279)
Less: net income (loss) attributable to non-controlling interest	119,158	(13,714)
NET LOSS ATTRIBUTABLE TO BOQI INTERATIONAL MEDICAL INC.	$(1,997,083)	$(4,438,565)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(941,957)	(110,557)

TOTAL COMPREHENSIVE LOSS	(2,819,882)	(4,562,836)
Less: comprehensive loss attributable to non-controlling interests	(17,113)	(19,739)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BOQI INTERNATIONAL MEDICAL INC.	$(2,802,769)	$(4,543,097)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	10,672,814	8,169,179

INCOME (LOSS) PER SHARE
Continuing operation-Basic and diluted	$(0.36)	$(0.19)
Discontinued operation-Basic and diluted	$0.18	$(0.36)
Basic and diluted	$(0.18)	$(0.55)

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Statutory	Non Controlling	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)/ Income	Reserve	Interest	Earnings	Equity
Balance as of December 31, 2018	7,573,289	7,573	12,555,325	1,788,302	2,227,634	(150,311)	(6,443,102)	9,985,421

Issuance of common shares	1,500,000	1,500	3,088,500	-	-	-	-	3,090,000

Net income (loss)	-	-	-	-	-	(13,714)	(4,438,565)	(4,452,279)

Foreign currency translation adjustment	-	-	-	(104,532)	-	(6,025)	-	(110,557)

Balance as of December 31, 2019	9,073,289	9,073	15,643,825	1,683,770	2,227,634	(170,050)	(10,881,667)	8,512,585

Issuance of common shares	4,181,298	4,181	10,701,095	-	-	-	-	10,705,276

Net income (loss)	-	-	-	-	-	17,113	(1,997,083)	(1,979,970)

Disposal of discontinued operations and subsidiaries	-	-	-	-	-	170,050	-	170,050

Appropriated statutory surplus reserves	-	-	-	-	36,223	-	(36,223)	-

Foreign currency translation adjustment	-	-	-	(680,378)	-	165,908	-	(514,470)

Balance as of December 31, 2020	13,254,587	13,254	26,344,920	1,003,392	2,263,857	183,021	(12,914,973)	16,893,471

The accompanying notes are an integral part of the consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,786,035)	$(1,536,031)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	56,041	-
Inventories impairment reserve	9,294	-
Allowance for doubtful accounts	146,977	-
Amortization of discount of convertible promissory notes	2,091,927	104,975
Change in derivative liabilities	-	437,467

Change in operating assets and liabilities
Accounts receivable	(4,997,548)	-
Advances to suppliers	(1,470,339)	-
Inventories	205,580	-
Prepayments and other receivables	(1,021,703)	(7,931)
Operating lease-right of use assets	(53,425)	-
Accounts payable, trade	4,548,651	-
Advances from customers	(1,156,040)	-
operating lease liabilities	45,520	-
Taxes payable	429,006	-
Other payables and accrued liabilities	590,979	(67,641)
Net cash used in operating activities from continuing operations	(4,361,115)	(1,069,161)
Net cash provided by (used in) operating activities from discontinued operations	843,382	(995,631)
Net cash used in operating activities	(3,517,733)	(2,064,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of Guanzan Group	95,220	-
Payment for the acquisition of Guoyitang and Zhongshan	(9,195,543)	-
Deposit for the acquisition of Cogmer	(3,065,181)	-
Purchase of property, plant, and equipment	(258,961)	-
Net cash used in investing activities from continuing operations	(12,424,465)	-
Net cash provided by investing activities from discontinued operations	11,700,000	166,717
Net cash provided by (used in) investing activities	(724,465)	166,717

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	65,302	-
Proceeds from long-term loan	534,201	-
Net proceeds from issuance of convertible promissory notes	3,457,325	837,812
Repayment of short-term loans	(216,462)	-
Amount financed from (to) related parties	148,700	204,417
Net cash provided by financing activities from continuing operations	3,989,066	1,042,229
Net cash provided by financing activities from discontinued operations	-	793,874
Net cash provided by investing activities	3,989,066	1,836,103

EFFECT OF EXCHANGE RATE ON CASH	386,840	63,573

INCREASE IN CASH	133,708	1,601
CASH AND CASH EQUIVALENTS, beginning of period	1,601	-
CASH AND CASH EQUIVALENTS, end of period	$135,309	$1,601

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$45,178	$-
Cash paid for interest expense, net of capitalized interest	$101,417	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common shares for the equity acquisition of Boqi Zhengji Group	$-	$3,090,000
Issuance of common shares for the equity acquisition of Guanzan Group	$4,537,000	$-
Goodwill recognized from equity acquisition of Guanzan Group	6,914,212	-
Outstanding payment for the equity acquisition of Boqi Zhengji Group	$-	$5,655,709
Outstanding payment for equity acquisition of Guanzan Group	$3,065,181	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

1.	ORGANIZATION AND BUSINESS BACKGROUND

BOQI International Medical, Inc. (the “Company” or “BIMI”) was incorporated in the State of Delaware as Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to Global Broadcast Group, Inc. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, the Company changed its name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company changed its name to NF Energy Saving Corporation. On December 16, 2019, the Company changed its name to BOQI International Medical Inc., to reflect the Company’s refocus of its business from the energy saving industry to the health care industry. Since March 7, 2012, the common stock of the Company (the “Common Stock”) has been traded on the Nasdaq Capital Market.

Until October 14, 2019, the Company, through NF Energy Saving Investment Limited and its subsidiaries (the “NF Group”), operated in the energy saving enhancement technology industry in the People’s Republic of China (the “PRC”). The NF Group focused on providing services relating to energy saving technology, optimization design, energy saving reconstruction of pipeline networks and contractual energy management for the electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries in the PRC and the manufacture and sales of energy-saving flow control equipment. In late 2019, the Company committed to a plan to dispose of all its equity interests in the NF Group and on March 31, 2020, the Company entered into a stock purchase agreement (the “NF SPA”) to sell the NF Group. The sale of the NF Group closed on June 23, 2020. Please refer to NOTE 5 for more information relating to the sale of the NF Group.

On October 14, 2019, the Company acquired 100% of the equity interests in Lasting Wisdom Holdings Limited (“Lasting”), a limited company incorporated under the laws of the British Virgin Islands (“BVI”). Lasting has limited operating activities since incorporation except for holding the ownership interest in Pukung Limited (“Pukung”), a company organized under the laws of Hong Kong. Pukung owns 100% of the equity interest in Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”), a company organized under the laws of the PRC. Xinrongxin owns all the ownership interest of Dalian Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Zhengji”). Boqi Zhengji operated 16 retail pharmacy stores in China at the time of the acquisition (collectively, the “Boqi Pharmacy Group”). Lasting, Pukung, Xinrongxin and Boqi Zhengji are hereinafter collectively referred to as the “Boqi Zhengji Group”. Xinrongxin also owns 100% equity interests in Dalian Boyi Technology Co., Ltd. (“Dalian Boyi”), a subsidiary established in January 2020 and responsible for the Company’s R&D and other technology related functions. On June 24, 2020, the Company established a wholly owned subsidiary Boyi (Liaoning) Technology Co.,Ltd (“Liaoning Boyi”), in order to be qualified to participate in local healthcare projects. On December 22, 2020, the Company established another subsidiary Bimai Pharmaceutical (Chongqing) Co., Ltd. (“Chongqing Bimai”), replace Xinronxin as the holding company owing all the retail, wholesale and hospital operations in China.

On March 18, 2020, the Company, through its wholly owned subsidiary, Xinrongxin, acquired 100% of the equity interests in Chongqing Guanzan Technology Co., Ltd. (“Guanzan”). Guanzan holds an 80% equity interest in Chongqing Shude Pharmaceutical Co., Ltd. (“Shude”, collectively with Guanzan, the “Guanzan Group”). Guanzan also owns 100% equity interest in Chongqing Lijiantang Pharmaceutical Co. Ltd., a subsidiary established in May 2020. Lijiantang operates 5 retail pharmacy stores in China (collectively, the “Lijiantang Pharmacy Group”, together with the Boqi Pharmacy Group, the “Pharmacy Group”).

On December 11, 2020, the Company entered into a stock purchase agreement to sell Boqi Zhengji. The sale of the Boqi Zhengji was closed by the end of 2020, although the government record was not updated until February 2, 2021 due to the Chinese government’s alternative working schedule and other delays caused by COVID-19. Please refer to NOTE 6 for more information relating to the sale of Boqi Zhengji.

The Pharmacy Group engages in the retail sale of medicine and other healthcare products in the PRC. The Pharmacy Group sells its medicine and other healthcare products to customers through its directly-owned stores. The Pharmacy Group offers a wide range of products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicines, personal and family care products and medical devices, as well as miscellaneous items.

The Company’s wholesale segments are engaged in the distribution of medical devices and pharmaceuticals.

As of December 31,2020, the details of the Company’s major subsidiaries are as follows:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest held
Lasting Wisdom Holdings Limited (“Lasting”)	British Virgin Island, a limited liability company	Investment holding	100%

Pukung Limited (“Pukung”)	Hong Kong, a limited liability company	Investment holding	100%

Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”)	The PRC, a limited liability company	Investment holding	100%

Boyi (Liaoning) Technology Co., Ltd (“Liaoning Boyi”)	The PRC, a limited liability company	IT Technology service research and development	100%

Dalian Boyi Technology Co., Ltd(“Dalian Boyi”)	The PRC, a limited liability company	IT Technology service research and development	100%

Chongqing Guanzan Technology Co., Ltd. (“Guanzan”)	The PRC, a limited liability company	Wholesale distribution of medical devices in the PRC	100%

Chongqing Shude Pharmaceutical Co., Ltd.(“Shude”)	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	80%

Chongqing Lijiantang Pharmaceutical Co., Ltd.(“Lijiantang”)	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100%

Bimai Pharmaceutical (Chongqing) Co., Ltd. (“Chongqing Bimai”)	The PRC, a limited liability company	Investment holding	100%

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, the Company incurred operating losses of $3,812,281 and $985,974, and a cash outflow of $3,517,733 and $2,064,792 from operating activities for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had an accumulated deficit of $12.91 million. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The consolidated financial information as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The consolidated financial information should be read in conjunction with the consolidated financial statements and the notes.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $1,236,830 and $Nil, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $7,463 and $Nil, respectively.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of December 31, 2020 and 2019, the Company recorded allowance for obsolete inventories (the Pharmacy Group’s expired medicine) of $9,825 and $Nil, respectively.

●	Equipment and vehicles

Equipment and vehicles are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Items	Expected useful lives	Residual value
Building	20 years	5%
Office equipment	3 years	5%
Electronic equipment	3 years	5%
Furniture	5 years	5%
Vehicles	4 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Leases

On January 1, 2020 the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance, the Company did not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of obligations under operating leases, and obligations under operating leases, non-current on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of obligations under capital leases, and obligations under capital leases, non-current on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date, adjusted by the deferred rent liabilities at the adoption date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

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

●	Impairment of long-lived assets and intangible assets

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

The Company’s revenues are net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of products and services. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities

●	Cost of revenue

Cost of revenues consists primarily of cost of goods purchased from suppliers plus direct material costs for packaging and storage, direct labor, which are directly attributable to the acquisition and maintaining of products for sales. Cost of revenues also include impairment loss of our products which are obsolete or expired for sale, if any. Shipping and handling costs, associated with the distribution of finished products to customers, are borne by the customers.

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

For the years ended December 31, 2020 and 2019, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimate and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Common Stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Common Stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective year:

	December 31, 2020	December 31, 2019
Year-end RMB:US$1 exchange rate	6.5249	6.9762
Annual average RMB:US$1 exchange rate	6.8976	6.8985

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided. The Company accrued approximately nil and $20,000 retirement plan costs in 2020 and 2019 respectively.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended December 31, 2020, the Company operated in three reportable operating segments in the PRC.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding bank loans and convertible promissory notes): cash, accounts receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to related parties, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

4.	THE ACQUISITION OF THE GUANZAN GROUP

On February 1, 2020, the Company entered into a stock purchase agreement to purchase the Guanzan Group (the “Guanzan SPA”). Guanzan is a distributor of medical devices whose customers are primarily drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest of China (the “Guanzan Acquisition”). Guanzan holds business licenses in the PRC such as a Business Permit for Medical Devices and a Recordation Certificate for Business Activities Involving Class II Medical Devices, etc., which qualify Guanzan to engage in the distribution of medical devices in the PRC. Pursuant to the Guanzan SPA, we agreed to purchase all the issued and outstanding shares of the Guanzan Group (the “Guanzan Shares”) for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 950,000 shares of the Common Stock (the “Guanzan Stock Consideration”) and the payment of RMB 80,000,000 (approximately $11,428,571) in cash (the “Guanzan Cash Consideration”). The Guanzan Stock Consideration was payable at closing and the Guanzan Cash Consideration, which is subject to post-closing adjustments based on the performance of the Guanzan Group in the years ending December 31, 2020 and 2021, respectively, will be paid pursuant to a post-closing payment schedule. The transaction was closed on March 18, 2020. Upon the closing, 100% of the Guanzan Shares were transferred to the Company and the Guanzan Stock Consideration was issued to the seller.

On November 20, 2020, the parties to the Guanzan SPA entered into a Prepayment and Amendment Agreement (the “Prepayment Agreement”) for the prepayment of a portion of the Guanzan Cash consideration in the amount of RMB 20,000,000 (the “Prepayment”), in the form of shares of Common Stock valued at $3.00 per share, in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020. On November 30, 2020, 1,000,000 shares of Common Stock were issued to the seller as the Prepayment. The balance of the Guanzan Cash Consideration in the amount of RMB 60,000,000 has not been paid as of the date of this report.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Guanzan Acquisition as of March 18, 2020:

Items	Amount
Assets:
Cash	$95,220
Accounts receivable	1,835,981
Advances to suppliers	1,222,986
Amount due from related parties	410,943
Inventories	950,225
Prepayments and other receivables	90,256
Equipment and vehicles	707,289
Intangible assets	254,737

Liabilities:
Short-term bank borrowings	(838,926)
Long-term loans due within one year	(250,663)
Accounts payable, trade	(1,303,399)
Advances from customers	(1,350,129)
Amount due to related parties	(106,720)
Taxes payable	(406,169)
Other payables and accrued liabilities	(390,593)
Long-term loans – noncurrent portion	(186,796)
Non-controlling interests	(46,295)

Total-net assets	$687,947

The fair value of all assets acquired and liabilities assumed is the estimated book value of Guanzan Group. Goodwill represent the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Guanzan Group at the acquisition date. Upon the Guanzan Acquisition, the Company recognized its non-controlling interest in Shude in the amount of $46,295, representing the 20% non-controlling equity interest in Shude. Shude is a pharmaceuticals distributor. Shude’s customers include a wide range of clinics, private and public hospitals and pharmacies in the PRC. Shude holds Chinese business licenses such as Drug Wholesale Distribution License, which qualify Shude to engage in the distribution of pharmaceuticals in China.

5.	DISCONTINUED OPERATIONS

In late 2019, the Company committed to a plan to dispose of the NF Group. On March 31, 2020, the Company entered into the NF SPA with respect to the disposition of NF Group. Pursuant to the NF SPA, the aggregate sale price for the NF Group was $10,000,000. The sale closed on June 23, 2020.

On April 11, 2019, the Company entered into a securities purchase agreement (the “Boqi SPA”) with Lasting and several individual sellers (the “Sellers”) whereby the Company agreed to purchase 100% of the equity interests in Lasting (the “Boqi Acquisition”). On December 11. 2020, the Company entered into an agreement (“Boqi Zhengji SPA”) with respect to the disposal of Boqi Zhengji. Pursuant to the Boqi Zhengji SPA, the aggregate sale price for Boqi Zhengji was $1,700,000. The sale of Boqi Zhengji closed on December 18, 2020 at which time the Company received $1.7 million. Upon closing, the Company ceased operating pharmacies in Dalian.

The Company determined that the plan and the subsequent actions taken to dispose of the NF Group and Boqi Zhengji qualified as discontinued operations under the criteria set forth in the ASC 205-20 Presentation of Financial Statements – Discontinued Operation. Upon closing of the two sales, the Company is no longer involved in the energy efficiency enhancement business or the operation of Boqi Zhengji.

The carrying amount of the major classes of assets and liabilities of the discontinued operations as of December 31, 2019 consist of the following:

December 31, 2019
Assets from discontinued operations
Current assets:
Cash	$58,407
Restricted cash	183,338
Accounts and retention receivable, net	155,296
Advances to suppliers	82,392
Inventories	2,090,752
Due from related parties	1,350
Prepayments and other receivables	164,308
Total current assets	2,735,843

Non-current assets:
Property, plant and equipment, net	16,967,129
Intangible assets, net	10,349,362
Total non-current assets	27,316,491
Total assets	$30,052,334

Liabilities from discontinued operations
Liabilities
Current liabilities:
Short-term loans	$5,730,914
Short-term loans-related party	1,300,565
Accounts payable, trade	2,993,407
Advances from customers	459,439
Amount due to related parties	166,146
Taxes payable	1,177,582
Other payables and accrued liabilities	2,120,918
Total current liabilities	13,948,971
Total liabilities	$13,948,971

The summarized operating results of the discontinued operations included in the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019 consist of the following:

	For the year ended December 31,
	2020	2019
Revenues	$22,792	1,485,031
Cost of revenues	410,328	1,513,998
Gross loss	(387,536)	(28,967)
Operating expenses	670,629	2,275,488
Investment income from disposal of discontinued operations	3,296,352	-
Other expense	330,077	611,793
Income (loss) before income taxes	1,908,110	(2,916,248)
Income tax expense	-	-
Net income (loss) from discontinued operations	$1,908,110	$(2,916,248)

6.	THE SALE OF THE NF GROUP

In late 2019, the Company committed to a plan to dispose of the NF Group. On March 31, 2020, the Company entered into the NF SPA with respect to the sale of the NF Group. Pursuant to the NF SPA, the aggregate sale price for the NF Group was $10,000,000. The sale of the NF Group was closed on June 23, 2020, at which time the Company received $10 million in banker’s acceptance bills (Chinese bank instruments that are payable by a bank and transferrable by endorsement). Upon closing, the Company ceased to be involved in the energy efficiency enhancement business. The Company recognized investment income of $ 3,364,493 from the disposal of the NF Group.

The consolidated NF Group balance sheet on June 23, 2020 consisted of the following:

June 23, 2020
Current assets:
Cash	$21,825
Restricted cash	180,494
Accounts and retention receivable, net	44,087
Advances to suppliers	50,165
Inventories	1,360,746
Prepayments and other receivables	103,120
Total current assets	1,760,437

Non-current assets:
Property, plant and equipment, net	16,694,212
Intangible assets, net	2,343,299
Total non-current assets	19,037,511
Total assets	$20,797,948

Liabilities
Current liabilities:
Short-term loans	$5,651,602
Accounts payable, trade	2,318,939
Advances from customers	383,728
Amount due to related parties	5,665,983
Taxes payable	1,260,280
Other payables and accrued liabilities	2,461,780
Total current liabilities	17,742,312
Total liabilities	$17,742,312

The summarized operating results of the NF Group in the Company’s condensed consolidated statements of operations consist of the following:

For the year ended December 31, 2020
Revenues	$8,537
Cost of revenues	3,394
Gross profit	5,143

Operating expenses	498,212
Other expense	307,536
Loss before income taxes	(800,605)

Income taxes	-
Net loss	$(800,605)

7.	The Sale of Boqi Zhengji

On December 11. 2020, the Company entered into a stock purchase agreement (“Boqi Zhengji SPA”) with respect to the disposal of Boqi Zhengji. Pursuant to the Boqi Zhengji SPA, the aggregate sale price for Boqi Zhengji was $1,700,000. The sale of Boqi Zhengji closed on December 18, 2020 at which time the Company received $1.7 million. Upon closing, the Company ceased operating pharmacies in Dalian. The Company recognized an investment loss of $ 68,141 from the disposal of Boqi Zhengji.

The consolidated Boqi Zhengji balance sheet on December 18, 2020 consisted of the following:

December 18, 2020
Current assets:
Cash	$957
Accounts and retention receivable, net	2,350
Advances to suppliers	107,578
Inventories	280,803
Prepayments and other receivables	104,366
Total current assets	496,054

Non-current assets:
Property, plant and equipment, net	22,810
Intangible assets, net	1,573,592
Total non-current assets	1,596,402
Total assets	$2,092,456

Liabilities
Current liabilities:
Accounts payable, trade	732,830
Advances from customers	31,092
Taxes payable	(2,904)
Other payables and accrued liabilities	346,960
Total current liabilities	1,107,978
Total liabilities	$1,107,978

The summarized operating results of the Boqi Zhengji in the Company’s condensed consolidated statements of operations consist of the following:

For the year ended December 31, 2020
Revenues	$14,254
Cost of revenues	406,934
Gross loss	(392,680)

Operating expenses	172,416
Other expense	22,541
Loss before income taxes	(587,637)

Income taxes	-
Net loss	$(587,637)

8.	ACCOUNTS RECEIVABLE

The majority of the Company’s pharmacy retail revenues are derived from cash sales, except for sales to the government social security bureaus or commercial health insurance programs, which typically settle once a month. The Company offers several credit terms to our wholesale customers and to our authorized retailer stores. The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. As of December 31, 2020 and 2019, accounts receivable consisted of the following:

	December 31, 2020	December 31, 2019
Accounts receivable, cost	$7,923,382	$-
Less: allowance for doubtful accounts	(1,236,830)	-
Accounts receivable, net	$6,686,552	$-

9.	ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandise for sale in the ordinary course of business. As of December 31, 2020 and 2019, the Company reported advances to suppliers as follow:

	December 31, 2020	December 31, 2019
Advances to suppliers, cost	$2,700,788	$-
Less: allowance for doubtful accounts	(7,463)	-
Advances to suppliers, net	$2,693,325	$-

10.	INVENTORIES

The Company’s inventories consist of medical devices and pharmaceuticals and that were purchased from third parties for resale to third party pharmacies, clinics, hospitals, and in our retail pharmacy stores, etc. Inventories consisted of the following:

	December 31, 2020	December 31, 2019
Pharmaceuticals	$196,506	$-
Medical devices	548,670	-
Less: allowance for obsolete and expired inventory	(9,825)	-
	$735,351	$-

For the year ended December 31, 2020 and 2019, the Company accrued allowances of $9,294 and $0 respectively for obsolete and expired items.

11.	PREPAYMENT AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for both retail stores and office space premises, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of December 31, 2020 and 2019, respectively.

	December 31, 2020	December 31, 2019
Deposits for rental	$11,050	$-
Prepaid rental fees	37,687	3,922
Deposit for purchase of medical devices	28,113	-
Receivables from convertible bonds	1,500,000	-
Deferred offering cost	889,971	-
Prepayment for acquisition of Guoyitang and Zhongshan	9,195,543	-
Deposit for acquisition of Cogmer	3,065,181	-
Others	162,326	3,921
Less: allowance for doubtful accounts	(9,345)	-
Prepayments and other receivables, net	$14,880,526	7,843

Management valuates the recoverable value of these balances periodically according to the Company’s policy of credit and allowance for doubtful accounts. For the years ended December 31, 2020 and 2019, the Company recorded bad debt expenses of $17,656 and $nil, respectively.

12.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Building	$800,035	$-
Office equipment	38,769	-
Electronic equipment	49,507	-
Furniture	151	-
Vehicle	130,532	-
	1,018,994	-
Less: accumulated depreciation	(108,786)	-
Property, plant and equipment, net	$910,208	$-

Depreciation expenses for the years ended December 31, 2020 and 2019 were $56,041 and $0, respectively.

13.	LEASES

As of December 31, 2020, the Company has one office lease with an expiration date of December 2022. For the year ended December 31, 2020, the lease expenses was $71,826.

Balance sheet information related to the Company’s operating leases as of December 31, 2020 was as follows:

December 31, 2020
Operating Lease Assets
Operating lease	$53,425
Total operating lease assets	$53,425
Operating Lease Obligations

Current operating lease liabilities	$23,063
Non current operating lease liabilities	$22,457
Total Lease Liabilities	$45,520

Lease liability maturities as of December 31, 2020, are as follows:

Operating Lease
2021	24,510
2022	22,813
Total minimum lease payments	47,323
Less: Amount representing interest	(1,803)
Total	45,520

14.	GOODWILL

The goodwill associated with the Guanzan Acquisition of $6,914,232 was initially recognized at the acquisition closing date of March 18, 2020. Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed to the two-step goodwill impairment test. No impairment loss was recorded for the year ended December 31, 2020.

15.	LOANS

The following loans were assumed upon the acquisition of the Guanzan Group on March 18, 2020.

Short-term loans

December 31, 2020
In March 2020, Guanzan entered in a loan agreement with Chongqing Nan’an Zhongyin Fuden Village Bank Co. LTD to borrow RMB 1,000,000, at a fixed annual interest rate of 8.0 % and due on March 1, 2021. The loan was jointly guaranteed by Shude, Mr. Xiaoping Wang, Guanzan’s CEO and the Company’s COO, and Ms. Zhou, the former record owner of Guanzan. Mr. Wang and Ms. Zhou are husband and wife.	$153,259

In December 2019, Guanzan entered into a loan agreement with Postal Savings Bank of China to borrow RMB 4,900,000, at a fixed annual interest rate of 5.7% and due on January 20, 2021. The loan was guaranteed by Mr. Wang and Ms. Zhou. Guanzan also pledged its office building as collateral.	$750,969

Total	$904,228

For the year ended December 31, 2020, the interest expense on short-term loans amounted to $45,716.

Long-term loans

December 31, 2020
In November, 2019, Shude entered into a loan agreement with Standard Chartered Bank (“SCB”) for to borrow RMB 1,220,000 at a fixed monthly interest rate of 1.38% and due on December 3, 2022.	$129,772

In March 2018, 2020, Guanzan entered into a loan agreement with SCB to borrow RMB 1,660,000 at a fixed monthly interest rate of 1.25% and due on February 4, 2021.	34,201

In January 2020, Shude entered into a loan agreement with We Bank to borrow RMB 1,060,000 at a fixed monthly nominal interest rate of 1.02% and due on January 2, 2022.	121,841

In December 2020, Shude entered into a loan agreement with We Bank to borrow RMB 70,000 at a fixed monthly nominal interest rate of 0.72% and due on December 10, 2022.	10,728

In December 2020, Shude entered into a loan agreement with We Bank to borrow RMB 1,200,000 at a fixed monthly nominal interest rate of 0.90% and due on December 10, 2022.	183,911

In December 2020, Guanzan entered into a loan agreement with We Bank to borrow RMB 1,001,500 at a fixed monthly nominal interest rate of 0.60% and due on December 26, 2022.	153,489

In December 2020, Guanzan entered into a loan agreement with We Bank to borrow RMB 791,185 at a fixed monthly nominal interest rate of 1.14% and due on December 26, 2022.	121,256
Subtotal of long-term loans	755,198
Less: current portion	(34,201)
Long-term loans – non-current portion	$720,997

For the year ended December 31, 2020, the interest expense on long-term loans amounted to $44,673.

16.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

On and after September 27, 2019, the Company entered into 7 identical Security Purchase Agreements (the “Agreements”) with different lenders (the “Holders”), to sell convertible promissory notes (the “Notes”) of the Company to the Holders. Each of these Notes was issued with a term of 12 month, carrying 6% annual interest rate and convertible into the Common Stock. According to the Agreements, each Holder has the right during the period beginning on the date which is one hundred eighty (180) calendar days following the date of the Note and ending on the maturity date of the Note, to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock, in respect of the remaining outstanding principal amount of the Note. During the period that these Notes are outstanding, the Company will reserve from its authorized and unissued shares of the Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of the Common Stock upon the full conversion of the Notes issued pursuant to these Agreements.

On May 19, 2020, the Company entered into a Securities Purchase Agreement (the “May SPA”) with two institutional investors (each, an “Institutional Investor”, collectively, the “Institutional Investors”) to sell in a private placement a new series of senior secured convertible notes having an original issue amount of $6,550,000, with a discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company (the “Convertible Notes”). Each Institutional Investor paid $1,750,000 in cash for a note in the face amount of $2,225,000. Additional Convertible Note in an aggregate original principal amount not to exceed $2,100,000 may also be issued to the Institutional Investors under the May SPA at a later date under certain circumstances. The Convertible Notes mature on the eighteen-month anniversary of the issuance date, are payable by the Company in installments and are convertible at the election of the Institutional Investors at the convertible price of $2.59, which is subject to adjustment in the event of default. Each Institutional Investor also received a warrant to purchase 650,000 shares of the Common Stock at an initial exercise price of $2.845. The placement agent for the private placement received a warrant to purchase up to 171,845 shares of the Common Stock at an initial exercise price of $2.845 per share, subject to increase based on the number of shares of the Common Stock issued pursuant to the Convertible Notes.

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

An aggregate amount of $5,367,174 was reported as principal amount of the convertible notes at the issuance dates of the Notes and are being amortized over the life of the Notes. During the years ended December 31, 2020 and 2019, the Company reported $2,091,927 and $104,975 as its amortization of discount on the convertible notes. The balance of the Notes was represented as following:

	December 31,
	2020	2019
Convertible note – principal	$5,367,174	$900,500
Convertible note – discount	(2,038,727)	(793,117)
	$3,328,447	$107,383

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

	December 31, 2020	December 31, 2019
Dividend yield	$0%	$0%
Expected volatility	101%;166%	219.43% ~ 219.71%
Risk free interest rate	0.07%;0.22%	1.54% ~ 1.57%
Expected life (year)	0.88;3.38	0.74 ~ 0.96

The value of the conversion option liability underlying the Notes and Convertible Notes as of December 31, 2020 and 2019 was nil and $1,272,871, respectively. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of nil and $437,467 for the year ended December 31, 2020 and 2019, respectively.

17.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Amount due to related parties

As of December 31, 2020 and 2019, the total amounts payable to related parties was $226,514 and $382,037, respectively, which included:

1.	Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and current Chairman of the Board of Directors of our company, of $29,566 and $376,639, as of December 31, 2020 and 2019, respectively, free of interest and due on demand. The amount represents the remaining balance that Mr. Bi advanced for third party services on behalf of our company during the ordinary course of business in 2020 and 2019, respectively.

2.	Amount payable to Mr. Yongjian Zhang, one of the directors of Nengfa Technology, of $0 and $4,681, as of December 31, 2020 and 2019, respectively, free of interest and due on demand. The amount was advanced in several transactions for our daily operating expenditures during 2019.

3.	Amount payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $184,370 and $717, as of December 31, 2020 and 2019, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang relates to reimbursable operating expenses that we owed to Mr. Fuqing Zhang during and before the acquisition of Boqi Zhengji.

4.	Amount payable to Mr. Youwei Xu, the financial manager of Xinrongxin of $12,578 and $0, as of December 31, 2020 and 2019, respectively, free of interest and due on demand. The amount due to Mr. Youwei Xu, relates to reimbursable operating expenses that we owed to Mr. Fuqing Zhang during and before the acquisition of Boqi Zhengji.

18.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	December 31, 2020	December 31, 2019
Payroll payable	$753,979	$-
Payroll payable-related party	-	95,862
Accrued operating expenses	102,358	86,360
Social security payable	6,203	-
Acquisition payable (1)	3,065,181	5,655,709
Other payables	301,255	-
Other payables and accrued liabilities, net	$4,228,976	$5,837,931

(1)	Acquisition payable included:

In October 2019, the Company completed the acquisition of the Boqi Zhengji Group. In addition to the issuance of 1,500,000 shares of the Common Stock, the Company was obligated to pay approximately $5,655,709 (or RMB 40,000,000) in cash, which was subject to post-closing adjustments based on the performance of Boqi Zhengji. The fair value of the cash consideration payable of $5,655,709 has been reversed in conformance with FASB ASC 805-10 during the year ended December 31, 2020 because the performance of Boqi Zhengji didn’t meet expectations.

In March 2020, the Company completed the Guanzan Acquisition. In addition to the issuance of 950,000 shares of the Common Stock, the Company is obligated to pay approximately $4,414,119, which is subject to post-closing adjustments based on the performance of the Guanzan Group in 2020 and 2021. The fair value of the cash consideration payable has been calculated in conformance with FASB ASC 805-10. On November 20, 2020, the parties to the Guanzan acquisition agreement entered into a Prepayment and Amendment Agreement (the “Prepayment Agreement”) in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020, providing for the prepayment of RMB 20,000,000 in the form of shares of Common Stock valued at $3.00 per share. On November 30, 2020, the Company issued 1,000,000 shares of common stock as the prepayment.

19.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 shares of the Common Stock, $0.001 par value. As of December 31, 2020 and 2019, it had 13,254,587 shares and 9,073,289 shares outstanding, respectively. As of December 31, 2021, the Company reserved a total of 2,523,371 shares of the Common Stock pursuant to the requirements of the convertible promissory notes.

On April 20, 2019 and October 7, 2019, the Company issued an aggregate of 1,500,000 shares of Common Stock as a part of the consideration for the acquisition of Boqi Zhengji.

On March 12, 2020, the Company issued 950,000 shares of Common Stock as the Guanzan Stock Consideration.

From April 6, 2020 through October 20, 2020, Power Up Lending Group Ltd., CROWN BRIDGE PARTNERS, LLC, LABRYS FUND, LP, MORNINGVIEW FINANCIAL, LLC, CROWN BRIDGE PARTNERS, LLC, TFK Investments LLC, BHP Capital NY Inc., FIRSTFIRE GLOBAL OPPORTUNITIES FUND, LLC and Platinum Point Capital LLC converted $1,534,250 of Notes in the aggregate principal amount of $1,534,250 plus interests into an aggregate of 1,658,213 shares of the Common Stock.

On November 30, 2020, the Company issued 1,000,000 shares of Common Stock as the prepayment of RMB of the Guanzan Cash Consideration.

On December 2, 2020, the Institutional Investor, Hudson Bay Master Fund Ltd, converted $ 173,154 of a 2020 Note in the aggregate principal amount of $ 2,150,000 plus interests into an aggregate of 125,627 shares of Common Stock.

From December 2, 2020, the Institutional Investor, CVI Investments, Inc., converted $609,615 of a 2020 Note in the aggregate principal amount of $ 2,150,000 plus interests into an aggregate of 447,458 shares of Common Stock.

20.	TAXES

Income Taxes

United States of America

BIMI is registered in the State of Delaware and is subject to the tax laws of United States of America.

The Company has no tax position at December 31, 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2021. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

As of December 31, 2021, the operations in the United States of America incurred $11,795,613 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Pukung is incorporated in Hong Kong and had no operating profit or tax liabilities during the period. Pukung is subject to tax at 16.5% on the assessable profits arising in or derived from Hong Kong.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2020 and 2019 from our operations in the PRC is as follows:

	For the year ended December 31,
	2020	2019
Income (loss) before income taxes from operation in the PRC	$2,082,270	$(615,336)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	520,568	(153,837)
Tax effect of non-deductible items	22,838	-
Tax effect of non-profitable entities	(109,100)	-
Valuation allowance of deferred tax assets	-	153,837
Income tax expense	$434,306	$-

Value-Added Tax and Other Withholding and Other Levies

The Company’s products are sold in the PRC and are subject to VAT on the gross sales price. The VAT rates range up to 13%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company for raw materials and other materials included in the cost of producing or acquiring its finished products. The Company records a VAT payable net of payments if the VAT payable on the gross sales is larger than VAT paid by the Company on purchase of materials or finished goods: otherwise, the Company records a VAT deductible in the accompanying financial statements net of any VAT payable at the end of reporting periods. As of December 31, 2020 and 2019, the Company recorded VAT payable of $96,153 and $Nil, respectively.

The Company is also subject to other levies such as stamp tax, unban construction tax, additional education tax which are charged by local governments. The rates of such levies are small and vary among the different jurisdictions in which the Company does business. The Company also acts as the personal income tax withholding agent for the salaries paid its employees. As of December 31, 2020 and 2019, the Company recorded other levies and withholding $13,458 and $Nil, respectively.

21.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
	2020	2019
Net income (loss) from continuing operation attributable to common shareholders	$(3,786,035)	$(1,536,031)
Net income (loss) from discontinued operation attributable to common shareholders	1,908,110	(2,916,248)
Total net loss attributable to common shareholders	(1,877,925)	(4,452,279)
Weighted average number of common shares outstanding – Basic and diluted	10,672,814	8,169,179
Income (loss) per share – basic and diluted:
Continuing operations	$(0.36)	$(0.19)
Discontinued operations	0.18	(0.36)
Total	$(0.18)	$(0.55)

22.	STATUTORY RESERVES

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

23.	LITIGATION

On April 1, 2020, the Guizhou Province Xiuwen County People’s Court ordered the attachment of two of Shude’s bank accounts pursuant to a pre-litigation attachment application filed by one of Shude’s suppliers in connection with unpaid outstanding payables of approximately RMB 365,200 (approximately $51,437). The total amount of cash in the two accounts subject to the attachment was RMB 570,902 (approximately $80,409). No lawsuit was filed by the supplier and the dispute has been resolved and attachment removed.

Legal Proceedings related to Boqi Zhengji

Boqi Zhengji was subject to the following lawsuits and/or enforcement actions, which were disposed of when the Company sold Boqi Zhengji in December 2020. The Company is no longer responsible for any of these lawsuits or enforcement actions.

On May 17, 2019, one of Boqi Zhengji’s suppliers filed a lawsuit against Boqi Zhengji for unpaid outstanding payables of RMB 482,771.87. On June 19, 2019, the parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 482,771.87 in total. The same supplier filed another lawsuit against Boqi Zhengji for unpaid outstanding payable of RMB 322,771 on March 17, 2020. The parties entered into a court-supervised settlement where Boqi Zhengji agreed to pay the supplier RMB 322,771 in total.

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

24.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2020, we had a $12,260,724 contractual obligation, which is the maximum amount of the cash consideration payable for the Guoyitang Acquisition, which is subject to post-closing adjustments pursuant to the Guoyitang SPA.

As of December 31, 2020, we had a $15,325,905 contractual obligation, which is the maximum amount of the cash consideration payable for the Zhongshan Acquisition, which is subject to post-closing adjustments pursuant to the Zhongshan SPA.

As a result of the Guanzan acquisition on February 2020, we incurred a $11.4 million contractual obligation, which is the maximum amount of cash consideration, which is subject to post-closing adjustments pursuant to the Guanzan SPA. Such amount was reduced to $9.58 million as the result of a $1,820,000 pre-payment of 1 million shares of our common stock valued at $1.82 per share in 2021.

25.	SEGMENTS

General Information of Reportable Segments:

The Company operates in three reportable segments: retail pharmacy, wholesale pharmaceuticals and wholesale medical devices. The retail pharmacy segment sells prescription and OTC medicines, traditional Chinese medicines (“TCM”), healthcare supplies, and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug vendors. To date, there were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments. The wholesale medical devices segment distributes medical devices, including medical consumables to drug stores, private clinics, pharmaceutical dealers and hospitals.

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

For year ended December 31, 2020	Retail pharmacy	Medical device wholesale	Drugs wholesale	All other	Total
Revenues from external customers	$84,087	$3,059,462	$9,701,353	$-	$12,844,902
Cost of revenues	$70,154	$2,481,616	$7,850,315	$-	$10,402,085
Depreciation, depletion, and amortization expense	$7,905	$28,399	$1,917	$17,820	$56,041
Profit (loss)	$(362,501)	$388,439	$590,528	$(4,402,501)	$(3,786,035)
Total assets	$298,492	$2,255,999	$7,825,169	$22,822,479	$33,202,139

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of December 31, 2020 and for the year ended December 31, 2020.

Revenues	Year ended December 31, 2020
Total revenues from reportable segments	$12,917,960
Elimination of inter segments revenues	(73,058)
Total consolidated revenues	$12,844,902

Profit or loss
Total income (loss) from reportable segments	$622,172
Elimination of inter segments profit or loss	(5,707)
Unallocated amount:
Amortization of discount of Notes and Convertible Notes	(2,091,927)
Other corporation expense	(2,310,573)
Total net loss	$(3,786,035)

Assets
Total assets from reportable segments	$10,379,660
Unallocated amount:
Other unallocated assets – Dalian Boyi	21,492
Other unallocated assets – Liaoning Boyi	205,692
Other unallocated assets – Xinrongxin	12,265,444
Other unallocated assets – BIMI	10,329,851
Total consolidated assets	$33,202,139

26.	ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each types of products

For the year ended December 31, 2020 and 2019, respectively, the Company reported revenues for each type of product as follows:

	For the year ended December 31,
	2020	2019
Medical devices	$3,059,462	$-
Pharmaceuticals	9,701,353	-
Pharmacy retail	84,087	-
Total	$12,844,902	$-

(b)	Geographic areas information

For the year ended December 31, 2020 and 2019, respectively, all of the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of December 31, 2020 and 2019.

(c)	Major customers

The Company engages in retail pharmacy and wholesale sales of medical devices, pharmaceuticals and other healthcare products in the PRC. All revenues were generated from customers located in the PRC. The customers who accounted for 10% or more of total revenues for the years ended December 31, 2020 and its outstanding accounts receivable balances as at year-end dates, are presented as follows:

		For the year ended December 31, 2020		As of December 31, 2020
Vendors	Segment	Sales	Percentage of total sales	Account receivables
Customer A	pharmaceuticals segment	$3,495,289	27.21%	$4,175,298

For the year ended December 31, 2019, there were no customers who accounted for 10% or more of the Company’s sales.

(d)	Major vendors

For the year ended December 31, 2020 and 2019, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as at year-end dates, are presented as follows:

		For the year ended December 31, 2020		As of December 31, 2020
Vendors	Segment	Purchases	Percentage of total purchases	Account payable
Vendor A	pharmaceuticals segment	$2,541,997	30.43%	$-
Vendor B	devices segment	$1,849,616	22.14%	$4,406,027

(e)	Credit risk

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

(f)	Interest rate risk

The Company’s interest-rate risk arises from convertible promissory notes, short-term and long-term loans. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2020 and 2019, convertible promissory notes, short-term and long-term loans were at fixed rates.

(g)	Exchange rate risk

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

(h)	Economic and political risks

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

27.	SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the remaining $3,519,231 of outstanding Notes were converted into 2,523,371 shares of Common Stock.

On December 11, 2020, the Company entered into a Stock Purchase Agreement to sell all the issued and outstanding equity interests in Boqi Zhengji (the “Boqi Zhengji Sale”) in consideration of US$ 1,700,000, to be paid in cash at the closing. By December 18, 2020, the full consideration of the Boqi Zhengji Sale has been paid to the Company and the control of the Boqi Zhengji business has been handed over to the buyer. Due to the Chinese government’s alternative working schedule and other delays caused by COVID-19, however, the government record was not updated until February 2, 2021 to reflect the transfer of Boqi Zhengji’s ownership to the buyer.

On December 9, 2020, the Company entered into a Stock Purchase Agreement (the “Guoyitang SPA”) to acquire Chongqing Guoyitang Hospital (“Guoyitang”), the owner and operator of a private general hospital in Chongqing City, a southwest city of China, with 50 hospital beds and 98 employees, including 14 doctors, 28 nurses, 43 other medical staff and 13 non-medical staff. Pursuant to the Guoyitang SPA, the Company agreed to purchase all the issued and outstanding equity interests in Guoyitang (the “Guoyitang Shares”) for RMB 100,000,000 (approximately US$15,325,905), to be paid by the issuance of 2,000,000 shares of Common Stock and the payment of RMB 60,000,000 (approximately US$9,195,543) in cash. The transaction was closed on February 2, 2021. At closing, 2,000,000 shares of the Common Stock were delivered to the sellers when 100% of the Guoyitang Shares were transferred to the Company. The cash consideration of RMB 20,000,000 (approximately $3,048,780) was paid in December 2020. The balance of the purchase price in the amount of RMB 40,000,000 (approximately $6,097,560) is subject to post-closing adjustments based on the performance of Guoyitang in 2021 and 2022, respectively.

On December 15, 2020, the Company entered into a stock purchase agreement (the “Zhongshan SPA”) to acquire Chaohu Zhongshan Minimally Invasive Hospital (“Zhongshan”), a private hospital in the southeast region of China with 160 hospital beds and 95 employees, including 20 doctors, 48 nurses, 10 other medical staff and 17 non-medical staff. Pursuant to the Zhongshan SPA, the Company agreed to purchase all the issued and outstanding equity interests in Zhongshan (the “Zhongshan Shares”) for RMB 120,000,000 (approximately $18,348,623), to be paid by the issuance of 2,000,000 shares of the Common Stock and the payment of RMB 80,000,000 in cash. The transaction was closed on February 5, 2021 when 100% of the Zhongshan Shares were transferred to the Company. The cash consideration of RMB 40,000,000 (approximately US$6,116,207) was paid to the seller in December 2020. On February 12, 2021, 2,000,000 shares of the Common Stock valued at RMB 40,000,000 (approximately $6,116,207) were issued to the Zhongshan seller as part of the post-closing consideration. The balance of the purchase price in the amount of RMB 40,000,000 (approximately $6,116,207) will be paid subject to post-closing adjustments based on the performance of Zhongshan in 2021 and 2022, respectively.

On February 24, 2021, the Company entered into an amendment (the “Amendment”) to the May SPA with the Institutional Investors to sell a series of senior secured convertible notes having an aggregate face value of $5.4 million with an original issue discount of 16.67% and ranking senior to all outstanding and future indebtedness of the Company (the “Additional Convertible Notes”) in a private placement to the Institutional Investors (the “Private Placement”). The Additional Convertible Notes do not bear interest except upon the occurrence of an event of default. The Additional Convertible Notes mature on the eighteen-month anniversary of the issuance date, are payable by the Company in installments and are convertible at the election of the Institutional Investors. At the closing of the transaction on February 26, 2021, the Institutional Investors paid an aggregate amount of $4,500,000 in cash for the Additional Convertible Notes having an aggregate face amount of $5,400,000 and received warrants to purchase an aggregate of 720,000 shares of the Common Stock at an initial exercise price of $2.845 per share. The placement agent for the Private Placement received a warrant to purchase up to 173,745 shares of the Common Stock at an initial exercise price of $2.845 per share, subject to increase based on the number of shares of the Common Stock issued pursuant to the Additional Convertible Notes.

On December 14, 2020, the Company entered into a stock purchase agreement (the “Cogmer SPA”) to acquire Chongqing Cogmer Biology Technology Co., Ltd. (“Cogmer”), a distributor of medical devices including in vitro diagnostic devices, focused on sales to hospitals and sub-distributors in the southwest region of the PRC. Pursuant to the Cogmer SPA, the Company agreed to purchase all the issued and outstanding equity interests in Cogmer for RMB 116,000,000 (approximately $17,737,000), to be paid by the issuance of 2,000,000 shares of our common stock and the payment of RMB 76,000,000 in cash. On March 15, 2021, the Company terminated the Cogmer SPA upon mutual agreement with the seller without incurring any penalties as a result of the termination.