Form 10-Q
period 2021-03-31
BOQI International Medical, Inc.
filed 2021-05-24
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 20, 2021, the registrant had 24,631,488 shares of common stock, par value $.001 per share, issued and shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31	December 31
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$2,830,834	$135,309
Restricted cash	4,590	-
Accounts receivable, net	7,169,691	6,686,552
Advances to suppliers	3,093,935	2,693,325
Amount due from related parties	41,012	-
Inventories, net	3,569,135	735,351
Prepayments and other receivables	4,941,351	14,880,526
Operating lease-right of use assets	46,521	53,425
Total current assets	21,697,069	25,184,488

NON-CURRENT ASSETS
Deferred tax assets	181,451	193,211
Property, plant and equipment, net	1,769,927	910,208
Operating lease-right of use assets	1,572,515	-
Intangible assets-net	13,445	-
Goodwill	24,512,118	6,914,232
Total non-current assets	28,049,456	8,017,651

TOTAL ASSETS	$49,746,525	$33,202,139

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$1,054,510	$904,228
Long-term loans due within one year	496,974	34,201
Convertible promissory notes, net	5,132,530	3,328,447
Accounts payable, trade	10,183,541	5,852,050
Advances from customers	529,279	194,086
Amount due to related parties	791,581	226,514
Taxes payable	60,322	773,649
Other payables and accrued liabilities	4,849,557	4,228,976
Lease liability-current	354,705	23,063
Total current liabilities	23,452,999	15,565,214

Lease liability-non current	1,396,148	22,457
Long-term loans - non-current	425,592	720,997
Total non-current liabilities	1,821,740	743,454

TOTAL LIABILITIES	25,274,739	16,308,668

EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,131,488 and 13,254,587 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	20,131	13,254
Additional paid-in capital	37,362,809	26,344,920
Statutory reserves	2,263,857	2,263,857
Accumulated deficit	(16,248,215)	(12,914,973)
Accumulated other comprehensive income	853,795	1,003,392
Total BOQI International Medical Inc.’s equity	24,252,377	16,710,450

NON-CONTROLLING INTERESTS	219,409	183,021

Total equity	24,471,786	16,893,471

Total liabilities and equity	$49,746,525	$33,202,139

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN/LOSS
(UNAUDITED)

	For three months ended March 31
	2021	2020
REVENUES	2,168,004	414,584

COST OF REVENUES	1,575,743	332,299

GROSS PROFIT(LOSS)	592,261	82,285

OPERATING EXPENSES:
Sales and marketing	452,636	41,070
General and administrative	3,380,014	1,364,952
Total operating expenses	3,832,650	1,406,022

LOSS FROM OPERATIONS	(3,240,389)	(1,323,737)

OTHER INCOME (EXPENSE)
Interest expense	44,355	21,684
Other (income)/ expense	(12,865)	545
Total other income (expense), net	(31,490)	(22,229)

LOSS BEFORE INCOME TAXES	(3,271,879)	(1,345,966)

PROVISION FOR INCOME TAXES	18,748	1,268

NET LOSS FROM CONTINUING OPERATIONS	(3,290,627)	(1,347,234)

DISCONTINUED OPERATIONS
Income/(loss) from operations of discontinued operations	-	(854,957)

NET LOSS	(3,290,627)	(2,202,191)
Less: net income (loss) attributable to non-controlling interest	42,615	(7,316)
NET LOSS ATTRIBUTABLE TO BOQI INTERATIONAL MEDICAL INC.	$(3,333,242)	$(2,194,875)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(149,597)	(120,201)

TOTAL COMPREHENSIVE LOSS	(3,440,224)	(2,322,392)
Less: comprehensive loss attributable to non-controlling interests	(10,886)	(4,935)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BOQI INTERNATIONAL MEDICAL INC.	$(3,429,338)	$(2,317,457)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	16,693,038	9,271,641

INCOME (LOSS) PER SHARE
Continuing operation-Basic and diluted	$(0.20)	$(0.15)
Discontinued operation-Basic and diluted	$-	$(0.09)
Basic and diluted	$(0.20)	$(0.24)

The accompanying notes are an integral part of the condensed consolidated financial statements

BOQI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March,31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,290,627)	$(1,347,234)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	35,958	5,409
Inventories impairment reserve	14,507	-
Allowance for doubtful accounts	(43,799)	(7,854)
Stock compensation	585,000	-
Lease expense	20,719	-
Amortization of discount of convertible promissory notes	1,607,105	294,958
Change in derivative liabilities	-	399,022

Change in operating assets and liabilities
Accounts receivable	(334,056)	(127,747)
Advances to suppliers	(387,940)	196,821
Prepayments and other receivables	281,718	(1,870,209)
Inventories	(2,572,438)	(267,692)
Operating lease-right of use assets	64,231	-
Accounts payable, trade	2,803,460	1,956,384
Advances from customers	329,591	(240,114)
operating lease liabilities	(95,368)	-
Taxes payable	(701,687)	(51,117)
Other payables and accrued liabilities	(46,085)	189,621
Net cash used in operating activities from continuing operations	(1,729,711)	(869,752)
Net cash provided by operating activities from discontinued operations	-	70,973
Net cash used in operating activities	(1,729,711)	(798,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of Guanzan Group	-	95,220
Cash received from acquisition of Guoyitang Hospital	28,457	-
Cash received from acquisition of Zhongshan Hospital	46,748	-
Purchase of property, plant, and equipment	(36,100)	-
Net cash provided by investing activities	39,105	95,220

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	462,773	-
Repayment of long-term loan	(295,404)	-
Net proceeds from issuance of convertible promissory notes	4,065,000	593,224
Repayment of short-term loans	(4,419)	-
Amount financed from (to) related parties	164,067	297,599
Net cash provided by financing activities from continuing operations	4,392,017	890,823
Net cash used in financing activities from discontinued operations	-	(47,487)
Net cash provided by financing activities	4,392,017	843,336

EFFECT OF EXCHANGE RATE ON CASH	(1,295)	(280)

INCREASE IN CASH	2,700,116	139,497
CASH AND CASH EQUIVALENTS, beginning of period	135,308	36,674
CASH AND CASH EQUIVALENTS, end of period	$2,835,424	$176,171

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$86,153	$-
Cash paid for interest expense, net of capitalized interest	$47,696	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES

Issuance of common share for equity acquisition of Guoyitang Hospital	$2,000	$-
Issuance of common share for equity acquisition of Zhongshan Hospital	$2,000	$-
Issuance of common share for equity acquisition of Guanzan Group	$-	$2,717,000
Goodwill recognized from equity acquisition of Guanzan Group	$-	$6,443,170
Goodwill recognized from equity acquisition of Zhongshan Hospital	$10,433,494	$
Goodwill recognized from equity acquisition of Guoyitang Hospital	$7,154,392	$
Outstanding payment for the equity acquisition of Boqi Zhengji Group	$-	$5,655,709
Outstanding payment for equity acquisition of Guanzan Group	$3,065,181	$-
Outstanding payment for equity acquisition of Guoyitang Hospital	$6,100,723	$-
Outstanding payment for equity acquisition of Zhongshan Hospital	$6,100,723	$-
3

BOQI INTERNATIONAL MEDICAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

Until October 14, 2019, the Company, through NF Energy Saving Investment Limited and its subsidiaries (the “NF Group”), operated in the energy saving enhancement technology industry in the People’s Republic of China (the “PRC”). The NF Group focused on providing services relating to energy saving technology, optimization design, energy saving reconstruction of pipeline networks and contractual energy management for the electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries in the PRC and the manufacture and sales of energy-saving flow control equipment. In late 2019, the Company committed to a plan to dispose of all its equity interests in the NF Group and on March 31, 2020, the Company entered into a stock purchase agreement (the “NF SPA”) to sell the NF Group. The sale of the NF Group closed on June 23, 2020. Please refer to NOTE 7 for more information relating to the sale of the NF Group.

On October 14, 2019, the Company acquired 100% of the equity interests in Lasting Wisdom Holdings Limited (“Lasting”), a limited company incorporated under the laws of the British Virgin Islands (“BVI”). Lasting has limited operating activities since incorporation except for holding the ownership interest in Pukung Limited (“Pukung”), a company organized under the laws of Hong Kong. Pukung owns 100% of the equity interest in Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”), a company organized under the laws of the PRC. Xinrongxin owns all the ownership interest of Dalian Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Zhengji”). Boqi Zhengji operated 16 retail pharmacy stores in China at the time of the acquisition. Lasting, Pukung, Xinrongxin and Boqi Zhengji are hereinafter collectively referred to as the “Boqi Zhengji Group”. Xinrongxin also owns 100% equity interests in Dalian Boyi Technology Co., Ltd. (“Dalian Boyi”), a subsidiary established in January 2020 and responsible for the Company’s R&D and other technology related functions. On June 24, 2020, the Company established a wholly owned subsidiary Boyi (Liaoning) Technology Co.,Ltd (“Liaoning Boyi”), in order to be qualified to participate in local healthcare projects. On December 22, 2020, the Company established another subsidiary Bimai Pharmaceutical (Chongqing) Co., Ltd., replace Xinronxin as the holding company owing all the retail, wholesale and hospital operations in China.

On March 18, 2020, the Company, through its wholly owned subsidiary, Xinrongxin, acquired 100% of the equity interests in Chongqing Guanzan Technology Co., Ltd. (“Guanzan”). Guanzan holds an 80% equity interest in Chongqing Shude Pharmaceutical Co., Ltd. (“Shude”, collectively with Guanzan, the “Guanzan Group”). Guanzan also owns 100% equity interest in Chongqing Lijiantang Pharmaceutical Co. Ltd., a subsidiary established in May 2020. Lijiantang operates 5 retail pharmacy stores in China.

On December 11, 2020, the Company entered into a stock purchase agreement to sell Boqi Zhengji. The sale of the Boqi Zhengji was closed by the end of 2020, although the government record was not updated until February 2, 2021 due to the Chinese government’s alternative working schedule and other delays caused by COVID-19.

On December 9, 2020, the Company entered into an agreement to acquire 100% of the equity interests in Chongqing Guoyitang Hospital (“Guoyitang”), the owner and operator of a private general hospital in Chongqing City, a city in Southwest China. The transaction closed on February 2, 2021. On December 15, 2020, the Company entered into a stock purchase agreement to acquire Chaohu Zhongshan Minimally Invasive Hospital (“Zhongshan”), a private hospital in the Southeast region of China. The transaction closed on February 5, 2021.

BOQI INTERNATIONAL MEDICAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31,2021, the details of the Company’s major subsidiaries are as follows:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest held
Lasting Wisdom Holdings Limited (“Lasting”)	British Virgin Island, a limited liability company	Investment holding	100%

Pukung Limited (“Pukung”)	Hong Kong, a limited liability company	Investment holding	100%

Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”)	The PRC, a limited liability company	Investment holding	100%

Boyi (Liaoning) Technology Co., Ltd (“Liaoning Boyi”)	The PRC, a limited liability company	IT Technology service research and development	100%

Dalian Boyi Technology Co., Ltd (“Dalian Boyi”)	The PRC, a limited liability company	IT Technology service research and development	100%

Chongqing Guanzan Technology Co., Ltd. (“Guanzan”)	The PRC, a limited liability company	Wholesale distribution of medical devices in the PRC	100%

Chongqing Shude Pharmaceutical Co., Ltd.(“Shude”)	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	80%

Chongqing Lijiantang Pharmaceutical Co., Ltd.(“Lijiantang”)	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100%

Bimai Pharmaceutical (Chongqing) Co., Ltd. (“Chongqing Bimai”)	The PRC, a limited liability company	Investment holding	100%

Chongqing Guoyitang Hospital (“Guoyitang”)	The PRC, a hospital	Hospital in the PRC	100%

Chaohu Zhongshan Minimally Invasive Hospital (“Zhongshan”)	The PRC, a hospital	Hospital in the PRC	100%

2.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred significant net losses of $3,290,627 and $2,202,191 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had an accumulated deficit of $16.2 million and negative working capital of $0.18 million. In addition, the Company continues to generate operating losses and has limited cash flow from its continuing operations. Primarily as a result of its operating loss in the quarter, the Company’s cash position declined by $1.7 million in the three months ended March 31, 2021. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its stockholders or external financing, and (2) further implementation of management’s business plan to generate sufficient revenues and cash flow to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurance to that it will be successful in either respect.

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

The unaudited interim condensed consolidated financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2020 previously filed with the SEC on March 31, 2021.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 210 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2021 and 2020, and its unaudited condensed consolidated cash flows for the three months ended March 31, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $1,187,543 and $1,236,830, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $7,427 and $7,463, respectively.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of March 31, 2021 and December 31, 2020, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $31,660 and $9,825, respectively.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Building	20 years	5%
Office equipment	3 years	5%
Electronic equipment	3 years	5%
Furniture	5 years	5%
Medical equipment	10 years	5%
Vehicles	4 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Intangible assets

Intangible assets consist primarily of software of management systems. Intangible assets are stated at cost less accumulated amortization and impairment, if any. Intangible assets are amortized using the straight line method with the following estimated useful lives:

Expected useful lives
Software	10 years

●	Leases

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date, adjusted by the deferred rent liabilities at the adoption date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Management evaluates the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill will be reassigned based on the relative fair value of each of the affected reporting units.

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

For the three months ended March 31, 2021 and 2020, the Company did not incur any interest or penalties associated with tax positions. As of March 31, 2021, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2021	March 31, 2020
Period-end RMB:US$1 exchange rate	6.5566	7.0851
Three months end average RMB:US$1 exchange rate	6.4829	6.9790

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the three months ended March 31, 2021, the Company operated in four reportable segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and medical services in the PRC.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ( “ASU 2020-06”), which focuses on amending the legacy guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. Further, ASU 2020-06 enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance, i.e., aligning the diluted EPS calculation for convertible instruments by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or shares, adding information about events or conditions that occur during the reporting period that cause conversion contingencies to be met or conversion terms to be significantly changed. This update will be effective for the Company’s fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently in the process of evaluating the impact of adopting ASU 2020-06 on its consolidated financial statements and related disclosure.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	THE ACQUISITION OF THE GUANZAN GROUP

On February 1, 2020, the Company, Xinrongxin, Ms. Li Zhou (“Ms. Zhou”) and Guanzan entered into a stock purchase agreement (the “Guanzan SPA”). Pursuant to the Guanzan SPA, the Company agreed to purchase all the issued and outstanding shares of Guanzan (the “Guanzan Shares”) from Ms. Zhou for RMB 100,000,000 (approximately $14,285,714), to be paid by the issuance of 950,000 shares of the Company’s common stock (the “Guanzan Stock Consideration”) and the payment of RMB 80,000,000 in cash (the “Guanzan Cash Consideration”) (the “Guanzan Acquisition”). The Guanzan Stock Consideration was payable at closing and the Guanzan Cash Consideration, which is subject to post-closing adjustments based on the performance of Guanzan in the years ending December 31, 2020 and 2021, was to be paid pursuant to a post-closing payment schedule.

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

On November 20, 2020, we entered into a Prepayment and Amendment Agreement for the prepayment (the “Prepayment”) of a portion of the Guanzan Cash Consideration in the amount of RMB 20,000,000, in the form of shares of our company’s common stock valued at $3.00 per share, in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020. On November 30, 2020, 1,000,000 shares of our common stock were issued to the designated assignees of the seller Li Zhou as the Prepayment. The balance of the Guanzan Cash Consideration in the amount of RMB 60,000,000 has not been paid as of this date.

5.	THE ACQUISITION OF THE GYOYITANG HOSPITAL

On December 9, 2020 entered into a Stock Purchase Agreement to acquire Chongqing Guoyitang Hospital (“Guoyitang”), the owner and operator of a private general hospital in Chongqing City, a southwest city of China, with 100 hospital beds, 53 medical doctors, 40 medical technicians, 50 nurses and 57 administrative employees. Pursuant to the Agreement, the Company agreed to purchase all the issued and outstanding equity interests in Guoyitang. The aggregate purchase price for Guoyitang was$15,251,807 (RMB 100,000,000). Upon signing the Agreement, 2,000,000 shares of common stock of BIMI and approximately $3,096,119 (RMB 20,000,000) was to be paid as partial consideration for the purchase of Guoyitang. The balance of the purchase price in the amount of approximately $6,100,723 (RMB 40,000,000) is subject to post-closing adjustments based on the performance of Guoyitang in 2021 and 2022. The transaction closed on February 2, 2021.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Guoyitang Acquisition as of February 2, 2021:

Items	Amount
Assets
Cash	$28,457
Accounts receivable	11,797
Advances to suppliers	12,670
Amount due from related parties	41,598
Inventories	167,440
Prepayments and other receivables	61,102
Property, plant and equipment	528,814
Right-of-use asset	441,150
Goodwill	7,154,393
Liabilities
Accounts payable, trade	(599,391)
Amount due to related parties	(183,796)
Taxes payable	(121)
Other payables and accrued liabilities	(231,375)
Lease liability-current	(161,707)
Lease liability-non current	(354,912)
Total-net assets	$6,916,119

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Guoyitang. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Guoyitang at the acquisition date.

6.	THE ACQUISITION OF THE ZHONGSHAN HOSPITAL

On December 15, 2020, the Company entered into a Stock Purchase Agreement to acquire Chaohu Zhongshan Minimally Invasive Hospital (“Zhongshan Hospital”), a private hospital in the southeast region of China with 65 hospital beds, 25 medical doctors, 22 medical technicians and 45 nurses. Zhongshan Hospital is a general hospital known for its complex minimally invasive surgeries. Pursuant to the Agreement, the Company agreed to purchase all the issued and outstanding equity interests in Zhongshan Hospital in consideration of approximately $18,515,661(RMB 120,000,000). As partial consideration, approximately $6,100,723 (RMB 40,000,000) was paid in cash at the closing and 2,000,000 shares of common stock of the Company were delivered on February 2021. The balance of the purchase price in the amount of approximately $6,100,723 (RMB 40,000,000) is subject to post-closing adjustments based on the performance of Zhongshan Hospital in 2021 and 2022.The transaction closed on February 5, 2021.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Zhongshan Acquisition as of February 5, 2021:

Items	Amount
Assets
Cash	$46,748
Accounts receivable	92,900
Inventories	108,413
Prepayments and other receivables	432,231
Property, plant and equipment	344,208
Right-of-use asset	1,188,693
Goodwill	10,443,494
Liabilities
Short-term bank borrowings	(154,701)
Accounts payable, trade	(928,640)
Advances from customers	(5,603)
Amount due to related parties	(217,203)
Other payables and accrued liabilities	(435,290)
Lease liability-current	(160,774)
Lease liability-non current	(1,102,589)
Total-net assets	$9,651,887

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Zhongshan. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Zhongshan Hospital at the acquisition date.

7.	DISCONTINED OPERATION

In late 2019, the Company committed to a plan to dispose of all of the NF Group and on March 31, 2020 entered into the NF SPA with respect to its disposition. Pursuant to the NF SPA, the aggregate sales price for the NF Group was $10,000,000. The sale closed on June 23, 2020.

On December 11. 2020, the Company entered into an agreement (“Boqi Zhengji SPA”) to sell the equity interests in Boqi Zhengji. Pursuant to the Boqi Zhengji SPA, the aggregate sale price for Boqi Zhengji was $1,700,000. The sale of Boqi Zhengji closed on December 18, 2020 at which time the Company received $1.7 million. Upon closing, the Company ceased operating pharmacies in Dalian.

The Company determined that the plans and the subsequent actions taken to dispose of the NF Group and Boqi Zhengji qualified as discontinued operations under the criteria set forth in the ASC 205-20 Presentation of Financial Statements – Discontinued Operation. Upon closing of the two sales, the Company is no longer involved in the energy efficiency enhancement business or the operation of Boqi Zhengji.

The summarized operating results of the discontinued operation included in the Company’s unaudited interim condensed consolidated statements of operations consist of the following:

For the three months ended March 31, 2020
Revenues	$20,947
Cost of revenues	132,915
Gross loss	(111,968)

Operating expenses	564,833
Other expense	178,156
Loss before income taxes	(742,989)

Income taxes	-
Net loss from discontinued operations	$(854,957)

8.	ACCOUNTS RECEIVABLE

The majority of the Company’s pharmacy retail revenues are derived from cash sales, except for sales to the government social security bureaus or commercial health insurance programs, which typically settle once a month. The Company offers several credit terms to our wholesale customers and to our authorized retailer stores. The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. As of March 31, 2021 and December 31,2020, accounts receivable consisted of the following:

	March 31, 2021	December 31, 2020
Accounts receivable, cost	$8,357,234	$7,923,382
Less: allowance for doubtful accounts	(1,187,543)	(1,236,830)
Accounts receivable, net	$7,169,691	$6,686,552

The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. Due to subsequent collections, the Company reversed an allowance of $43,799 and $8,720 for the three months ended, March 31, 2021 and 2020, respectively.

9.	ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandises for sale in the ordinary course of business. As of March 31, 2021 and December 31,2020, the Company reported advances to suppliers as follow:

	March 31, 2021	December 31, 2020
Advances to suppliers, cost	$3,101,362	$2,700,788
Less: allowance for doubtful accounts	(7,427)	(7,463)
Advances to suppliers, net	$3,093,935	$2,693,325

No bad debt expenses were accrued for doubtful accounts relating to advances to suppliers for the three months ended March 31, 2021 and 2020, respectively.

10.	INVENTORIES

The Company’s inventories consist of medicine and medical devices that were purchased from third parties and sold in our retail pharmacy stores and wholesale to third party pharmacies, clinics, hospitals, etc. Inventories consisted of the following:

	March 31, 2021	December 31, 2020
Medicine	$3,306,953	$196,506
Medical devices	293,842	548,670
Less: allowance for obsolete and expired inventory	(31,660)	(9,825)
	$3,569,135	$735,351

For the three months ended March 31, 2021and 2020, respectively, the Company accrued an allowance of $14,507 and $119,342 for obsolete and expired items.

11.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for both retail stores and office space premises, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of March 31, 2021and December 31, 2020, respectively.

	March 31, 2021	December 31, 2020
Deposit for rental	$18,653	11,050
Prepaid rental fee	371,228	37,687
Deposit for purchase of medical devices	54,220	28,113
Receivables from convertible bonds	-	1,500,000
Deferred offering cost	1,232,185	889,971
Prepayment for acquisition of Guoyitang and Zhongshan	-	9,195,543
Deposit for acquisition of Cogmer	3,050,361	3,065,181
Receivables form third party	150,860	-
Others	73,144	162,326
Less: allowance for doubtful accounts	(9,300)	(9,345)
Prepayments and other receivables, net	$4,941,351	14,880,526

Management evaluates the recoverable value of these balances periodically in accordance with the Company’s policies. For the three months ended March 31, 2021 and 2020, the Company reversed an allowance for doubtful accounts of $Nil and $866, respectively.

12.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Building	$796,167	$800,035
Office equipment	242,308	38,769
Electronic equipment	28,158	49,507
Furniture	20,554	151
Medical equipment	1,434,216	-
Vehicles	175,656	130,532
	2,697,059	1,018,994
Less: accumulated depreciation	(927,132)	(108,786)
Property, plant and equipment, net	$1,769,927	$910,208

Depreciation expense for the three months ended March 31, 2021 and 2020 were $50,414 and $4,712, respectively.

13.	Intangible assets

	March 31, 2021	December 31, 2020
Software	$14,627	$-
	14,627	-
Less: accumulated amortization	(1,182)	-
Intangible assets, net	$13,445	$-

Amortization expense for the three months ended March 31, 2021 and 2020 were $1,182 and $Nil, respectively.

14.	LEASES

Balance sheet information related to the Company’s operating leases was as follows:

	March 31, 2021	December 31, 2020
Operating Lease Assets
Operating lease	$1,619,036	53,425
Total operating lease assets	$1,619,036	53,425
Operating Lease Obligations

Current operating lease liabilities	$354,705	23,063
Non current operating lease liabilities	$1,396,148	22,457
Total Lease Liabilities	$1,750,853	45,520

Lease liability maturities as of March 31, 2021, are as follows:

March 31, 2021
2021	358,118
2022	348,702
2023	323,350
2024	314,037
2025 and Thereafter	786,039
Total minimum lease payments	2,130,246
Less: Amount representing interest	379,393
Total	1,750,853

15.	GOODWILL

The goodwill associated with the Guanzan Acquisition of $6,443,170, Guoyitang Acquisition of $7,154,393 and Zhongshan Acquisition of $10,443,494, were initially recognized at the acquisition closing date.

Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of the reporting unit is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed to the two-step goodwill impairment test. At March 31, 2021and December 31, 2020, goodwill was $24,512,118 and $6,914,232, respectively. No impairment loss was recorded for the three months ended March 31, 2021 and 2020.

16.	LOANS

Short-term loans

	March 31, 2021	December 31, 2020
Construction Bank of China	$32,639	$-
Chongqing Nan’an Zhongyin Fuden Village Bank Co. LTD		153,259
China Minsheng Bank	122,014
Industrial and Commercial Bank of China	152,518
Postal Savings Bank of China	747,339	750,969

Total	$1,054,510	$904,228

For the three months ended March 31, 2021 and 2020, interest expense on short-term loans amounted to $12,015 and $1,612 respectively.

Long-term loans

	March 31, 2021	December 31, 2020
Standard Chartered Bank	$128,122	$163,973

Chongqing Nan’an Zhongyin Fuden Village Bank Co. LTD	148,755	-

We Bank	645,689	591,225
Subtotal of long-term loans	922,566	755,198
Less: current portion	(496,974)	(34,201)
Long-term loans – noncurrent portion	$425,592	$720,997

For the three months ended March 31, 2021 and 2020, interest expense on long-term loans amounted to $21,203 and $2,555 respectively.

17.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

On May 19, 2020, the Company entered into a Securities Purchase Agreement (the “May SPA”) with two institutional investors (each, an “Institutional Investor”, collectively, the “Institutional Investors”) to sell in a private placement a new series of senior secured convertible notes having an original issue amount of $6,550,000, with a discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company (the “Convertible Notes”). Each Institutional Investor paid $1,750,000 in cash for a note in the face amount of $2,225,000. Additional Convertible Note in an aggregate original principal amount not to exceed $2,100,000 may also be issued to the Institutional Investors under the May SPA at a later date under certain circumstances. The Convertible Notes mature on the eighteen-month anniversary of the issuance date, are payable by the Company in installments and are convertible at the election of the Institutional Investors at the convertible price of $2.59, which is subject to adjustment in the event of default. Each Institutional Investor also received a warrant to purchase 650,000 shares of the Common Stock at an initial exercise price of $2.845. The placement agent for the private placement received a warrant to purchase up to 171,845 shares of the Common Stock at an initial exercise price of $2.845 per share, subject to increase based on the number of shares of the Common Stock issued pursuant to the Convertible Notes. On February 24,2021, the Company and the Investors agreed to increase the amount of Convertible Notes that may be purchased under the Securities Purchase Agreement announced in May 2020 from $2,100,000 to $5,400,000 at an original issue discount of 16.67% ($4,500,000 net). The Convertible Notes are convertible at a base conversion price of $2.59 per share, subject to the previously agreed conversion floor price of $ $0.554 (or $0.372 with respect to the increased amount).  The Investors will also be entitled to receive warrants (the “Warrants”) to purchase 720,000 additional shares of the Company’s common stock at the exercise price of $2.845 per share.

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

	March 31, 2021	December 31, 2020
Convertible note – principal	$6,015,426	$5,367,174
Convertible note – discount	(882,896)	(2,038,727)
	$5,132,530	$3,328,447

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

	March 31, 2021	December 31, 2020
Dividend yield	$0%	$0%
Expected volatility	90% ~ 100%	101% ~ 166%
Risk free interest rate	0.82% ~ 1.13%	0.07% ~ 0.22%
Expected life (year)	3.14 ~3.86	3.38

18.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Salary payable	$818,091	$96,915
Salary payable – related party (1)	163,267	663,267
Loan payable	301,933	-
Accrued tax payable	305,859	-
Accrued operating expenses	139,709	102,358
Acquisition payable (2)	3,065,181	3,065,181
Other payables	55,517	301,255
	$4,849,557	$4,228,976

(1)	On October 1, 2019, the Company employed Mr. Tiewei Song as its Chief Executive Officer with an annual base salary of $500,000, the balance represented the unpaid salary of $163,267 on March 31, 2021.

(2)	In March 2020, the Company completed the Guanzan Acquisition. In addition to the issuance of 950,000 shares of its Common Stock, the Company is obligated to pay approximately $4,414,119, which is subject to post-closing adjustments based on the performance of the Guanzan Group in 2020 and 2021. The fair value of the cash consideration payable was calculated in conformance with FASB ASC 805-10. On November 20, 2020, the parties to the Guanzan Acquisition entered into a Prepayment and Amendment Agreement in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020, providing for the prepayment of RMB 20,000,000 in the form of shares of the Company’s Common Stock valued at $3.00 per share. On November 30, 2020, the Company issued 1,000,000 shares of Common Stock as the prepayment

19.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Amount due from related parties

As of March 31, 2021, $41,012 was due from Wenfa Zhuo, a former shareholder of Guoyitang. The amount due, which was outstanding prior to the Guoyitang Acquisition was free of interest and due on demand.

As of December 31, 2020, the total amounts due from related parties was Nil.

Amounts payable to related parties

As of March 31, 2021 and December 31, 2020, the total amounts payable to related parties was $791,581 and $226,514, respectively, which included:

1.	Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and current Chairman of the Board of directors of the Company, of $29,423 and $29,566, respectively, free of interest and due on demand. The amount represents the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018.

2.	Amount payable to Mr. Li Zhou, the legal representative of Guanzan, of $195,223 and $0 respectively was related party loan for daily operation with no interest.

3.	Amount payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $183,478 and $184,370, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang is reimbursable operating expenses that the Company owned to Mr. Fuqing Zhang during and before the acquisition of Boqi Zhengji.

4.	Amount payable to Mr. Youwei Xu, the financial manager of Xinrongxin of $12,518 and $12,578, respectively, free of interest and due on demand. The amount due to Mr. Youwei Xu, relates to reimbursable operating expenses that we owed to Mr. Fuqing Zhang during and before the acquisition of Boqi Zhengji.

5.	Amount payable to Shaohui Zhuo, the general manager of Guoyitang of $118,282 and $0, respectively, was a related party loan for daily operation with no interest.

6.	Amount payable to Nanfang Xiao, the Director of Guoyitang of $12,964 and $0, respectively, was a related party loan for daily operation with no interest.

7.	Amount payable to Jia Song, the manager of Guoyitang of $25,554 and $0, respectively, was a related party loan for daily operation with no interest.

8.	Amount payable to Yu Xiang, the legal representative and general manager of Zhongshan of $214,139 and $0, respectively, was a related party lean for daily operation with no interest.

20.	STOCK EQUITY

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of March 31, 2021 and December 31, 2020, it had 20,027,958 shares and 13,254,587 shares outstanding, respectively. As of March 31, 2021, the Company reserved a total of 4,696,137 shares of common stock for future issuance pursuant to the requirements of the Notes.

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

On November 30, 2020, the Company issued 1,000,000 shares of Common Stock as the prepayment of RMB of the Guanzan Cash Consideration.

On December 2, 2020, the Institutional Investor, Hudson Bay Master Fund Ltd (“Hudson Bay”), converted $ 173,154 of a 2020 Note in the aggregate principal amount of $ 2,150,000 plus interest into an aggregate of 125,627 shares of Common Stock.

On December 2, 2020, the Institutional Investor, CVI Investments, Inc. (“CVI”), converted $609,615 of a 2020 Note in the aggregate principal amount of $ 2,150,000 plus interest into an aggregate of 447,458 shares of Common Stock.

From January 4, 2021, to February 9, 2021, Hudson Bay converted the rest of a 2020 Note in the aggregate principal amount of $ 2,150,000 plus interests into an aggregate of 1,384,714 shares of Common Stock.

From January 4, 2021, to March 1, 2021, CVI converted the rest of a 2020 Note in the aggregate principal amount of $ 2,150,000 plus interest into an aggregate of 1,138,657 shares of Common Stock.

On February 2, 2021, the Company issued 2,000,000 shares of Common Stock as the Guoyitang Stock Consideration.

On February 11, 2021, the Company issued 250,000 shares of Common Stock to Real Miracle Investments Limited in consideration for consulting services.

On March 26, 2021, the Company issued 2,000,000 shares of Common Stock as the Zhongshan Stock Consideration.

21.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2021 and 2020:

	For the Three Months ended March 31,
	2021	2020
Net loss from continuing operation attributable to common shareholders	$(3,290,627)	$(1,347,234)
Net loss from discontinued operations attributable to common shareholders	-	(854,957)
Total net loss attributable to common shareholders	$(3,290,627)	$(2,202,191)

Weighted average common shares outstanding – Basic and diluted	16,693,038	9,271,641

Loss per shares – basic and diluted:
Continuing operations	$(0.20)	$(0.15)
Discontinued operations	-	(0.09)
Total	$(0.20)	$(0.24)

22.	LITIGATION

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

23.	SEGMENTS

General Information of Reportable Segments:

The Company operates in four reportable segments: retail pharmacy, wholesale medical devices, wholesale pharmaceuticals and medical services. The retail pharmacy segment sells prescription and OTC medicines, traditional Chinese medicines (“TCM”), healthcare supplies, and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug vendors. The medical services segment includes the hospitals acquired in February 2021.

To date, there were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments. The wholesale medical devices segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical devices dealers. Disclosure should relate to all segments

The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker, who is the CEO of the Company, evaluates performance of each of the segments based on profit or loss from continuing operations net of income tax.

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

For three months ended March 31, 2021	Retail pharmacy	Medical device wholesale	Drugs wholesale	Medical services	Others	Total
Revenues from external customers	$120,113	$64,439	$1,264,868	$704,487	$14,097	$2,168,004
Cost of revenues	$99,495	$30,462	$806,856	$638,807	$123	$1,575,743
Depreciation, depletion, and amortization expense	$5,138	$6,873	$680	$17,443	$5,824	$35,958
Profit (loss)	$(156,065)	$(102,831)	$213,077	$(272,333)	$(2,972,475)	$(3,290,627)
Total assets	$412,494	$5,516,800	$14,690,504	$21,079,758	$8,046,969	$49,746,525

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of March 31, 2021 and for the Three Months ended March 31, 2021.

>>Revenues
Total revenues from reportable segments	$2,153,907
Other revenues	14,097
Elimination of intersegments revenues	-
Total consolidated revenues	$2,168,004

>> Profit or loss
Total loss from reportable segments	$(325,367)
Elimination of intersegments profit or loss	-
Unallocated amount:
Amortization of discount of convertible notes	(1,386,586)
Other corporation expense	(1,578,674)
Total net loss	$(3,290,627)

>>Assets
Total assets from reportable segments	$44,115,292
Elimination of intersegments receivables	(2,415,736)
Unallocated amount:
Other unallocated assets -- Xinrongxin	3,055,027
Other unallocated assets – Liaoning Boyi	274,871
Other unallocated assets – Dalian Boyi	5,307
Other unallocated assets – Chongqing Bimai	2,344,579
Other unallocated assets -- BIMI	2,367,185
Total consolidated assets	$49,746,525

24.	ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each types of products

For the three months ended March 31, 2021 and 2020, respectively, the Company reported revenues for each type of products and services as follows:

	For the three months ended March 31,
	2021	2020
Medical devices	$64,439	$248,027
Medical services	704,487	-
Medicines*	1,399,078	166,557
Total	$2,168,004	$414,584

*	including pharmacy sales.

(b)	Geographic areas information

For the three months ended March 31, 2021 and 2020, respectively, all the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of March 31, 2021 and 2020.

(c)	Major customers

For the three months ended March 31, 2021, no customer accounted for more than 10% of the Company’s revenues:

(d)	Major vendors

For the three months ended March 31, 2021, four vendors accounted for more than 10% of the Company’s purchases and its outstanding balances as at balance sheet dates:

		For the three months ended		As of
		March 31, 2021		March 31, 2021
Vendors	Segment	Purchases	Percentage of total purchases	Accounts payable
Vendor A	Medical services	244,762	19.17%	244,762
Vendor B	Medical services	152,954	11.98%	152,954
Vendor C	Wholesale pharmaceuticals	179,928	14.09%	-
Vendor D	Wholesale pharmaceuticals	$176,912	13.86%	$-
		$754,556	59.10%	$397,716

Concentrations of Risk

The Company is exposed to the following concentrations of risk:

(a)	Credit risk

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

The Company’s interest-rate risk arises from convertible promissory notes, short-term and long-term loans. The Company manages interest rate risk by varying the issuance and maturity dates, fixing interest rate of debt, limiting the amount of debts, and continually monitoring the effects of market changes in interest rates. As of March 31, 2021 and December 31, 2020, respectively, the Notes, short-term and long-term loans were at fixed rates.

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

25.	SUBSEQUENT EVENTS

On April 9, 2021, the Company entered into a stock purchase agreement (the “Hospital SPA”) to acquire three private hospitals in the People’s Republic of China, Wuzhou Qiangsheng Hospital, Suzhou Eurasia Hospital and Yunan Yuxi Minkang Hospital (collectively, the “Hospitals”). Pursuant to the Hospital SPA, the Company agreed to purchase all the issued and outstanding equity interests in the Hospitals in consideration of RMB 162,000,000 (approximately $24,923,077). The closing consideration was RMB 20,000,000 (approximately $3,076,923) in cash and 4,000,000 shares of Common Stock of the Company, the value of which was agreed by the parties to be RMB 78,000,000 or $12,000,000. The balance of the purchase price in the amount of RMB 64,000,000 (approximately $9,846,153) is subject to post-closing adjustments based on the performance of the Hospitals in 2021 and 2022. The transaction closed effective May 6, 2021 when 100% of equity interests in the Hospitals were transferred to the Company and the closing consideration was paid.

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

The disposal of NF Group and Boqi Zhengji and the actions taken to fulfill the plans resulted in our classifying the businesses of NF Group and Boqi Zhengji as discontinued operations according to ASC 205-20 Presentation of Financial Statements – Discontinued Operation. As a result, all of the assets and liabilities of the NF Group were reclassified as assets and liabilities of a discontinued operation in the statement of position as of December 31, 2020 and 2019 and the results of the operation are presented under the line item net loss from discontinued operations for the years ended December 31, 2020 and 2019. All of the assets and liabilities of Boqi Zhengji were reclassified as assets and liabilities of a discontinued operation in the statement of position as of December 31, 2020 and the results of the operation are presented under the line item net loss from discontinued operations for the year ended December 31, 2020., .

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

On April 9, 2021, we acquired three private hospitals operating in China, Wuzhou Qiangsheng Hospital (“Qiangsheng”) in the southeast region of the PRC, Suzhou Eurasia Hospital (“Eurasia”) in the central region of the PRC and Yunan Yuxi Minkang Hospital (“Minkang”) in the southwest region of the PRC. Qiangsheng, Eurasia and Minkang are owned by the same owners. Qiangsheng has 20 hospital beds and 68 employees, including 10 doctors, 26 nurses, 14 other medical staff and 18 non-medical staff, and is a general hospital locally known for its OB/GYN and Chinese traditional medicine specialties. Eurasia has 30 hospital beds and 42 employees, including 11 doctors, 12 nurses, 4 other medical staff and 15 non-medical staff. Minkang has 120 hospital beds and 118 employees, including 28 doctors, 55 nurses, 12 other medical staff and 23 non-medical staff, and is a general hospital locally known for its OB/GYN and Chinese traditional medicine specialties.

BUSINESS SEGMENTS

The Company currently operates in four reportable segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and medical services. The retail pharmacy segment sells prescription and OTC medicines, TCM, healthcare supplies and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug wholesalers. There were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments. The wholesale medical device segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical device dealers. Medical services includes private comprehensive hospitals operating in China.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses of $3,290,627 and $2,202,191 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had an accumulated deficit of $16.2 million and negative working capital of $0.18 million. In addition, the Company continues to generate operating losses and has limited cash flow from its continuing operations. Primarily as a result of it operating loss in the quarter, the Company’s cash position declined by $1.7 million in the three months ended ended March 31, 2021. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its stockholders or external financing, and (2) further implement management’s business plan to extend its operations and generate sufficient revenues and cash flow to meet its obligations. On May 18, 2020, the Company entered into a securities purchase agreement (the “May SPA”) with two institutional investors (each an “Institutional Investor” and collectively the “Institutional Investors”) to sell a new series of senior secured convertible notes (the “Convertible Notes”) of the Company in a private placement (the “Private Placement”), in the aggregate principal amount of $6,550,000 having an aggregate original issue discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company. On June 2, 2020, two Convertible Notes in an aggregate original principal amount of $4,450,000 were issued to the Institutional Investors. On February 24, 2021 additional Convertible Notes in the aggregate original principal amount of $5,400,000 were issued to the same Institutional Investors. See “LIQUIDITY AND CAPITAL RESOURCES.” While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurance that the Company will succeed in either respect.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $1,187,543 and $1,236,830, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $7,427 and $7,463, respectively.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of March 31, 2021 and December 31, 2020, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $31,660 and $9,825, respectively.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Building	20 years	5%
Office equipment	3 years	5%
Electronic equipment	3 years	5%
Furniture	5 years	5%
Medical equipment	10 years	5%
Vehicles	4 years	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Intangible assets

Intangible assets consist primarily of management system software. Intangible assets are stated at cost less accumulated amortization and impairment, if any. Intangible assets are amortized using the straight line method with the following estimated useful lives:

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the three months ended March 31, 2021 the Company operated in four reportable segments: retail pharmacy, wholesale medical devices, wholesale pharmaceuticals and medical services in the PRC. For the three months ended March 31,2020, the Company operated in three reportable segments: retail pharmacy, wholesale medical devices and wholesale pharmaceuticals.

●	Recent accounting pronouncements

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ( “ASU 2020-06”), which focuses on amending the legacy guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. Further, ASU 2020-06 enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance, i.e., aligning the diluted EPS calculation for convertible instruments by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or shares, adding information about events or conditions that occur during the reporting period that cause conversion contingencies to be met or conversion terms to be significantly changed. This update will be effective for the Company’s fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently in the process of evaluating the impact of adopting ASU 2020-06 on its consolidated financial statements and related disclosure.

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

Since the acquisition of Guanzan Group, our wholesale distribution of medical devices and pharmaceuticals made a significant contribution to our company. We started to focus on deeper penetration of the healthcare market in the Southwest region of China and gained a wider footprint in the PRC. We decided to re-focus retail pharmacies to Chongqing. By the end of 2020, we had opened five (5) retail pharmacies branded “Lijiantang”. We intend to open additional pharmacy stores to expand the geographic coverage of our pharmacy business.

Guoyitang and Zhongshan were acquired during February 2021 as part our plan to establish a more comprehensive healthcare platform, promote innovative internet healthcare services and to create a regional healthcare partnership. During April 2021, we continued to acquire three private hospitals, Wuzhou Qiangsheng Hospital (“Qiangsheng”) in the southeast region of the PRC, Suzhou Eurasia Hospital (“Eurasia”) in the central region of the PRC and Yunan Yuxi Minkang Hospital (“Minkang”) in the southwest region of the PRC. We believe that the hospital acquisitions will also accelerate our online-to-offline strategy. We believe that the online-to-offline platform, in combination with enhanced drug delivery and future telemedicine services, will help the hospitals expand the coverage of their services and offer better services to patients.

We plan to form partnerships with hospitals with regional reputation and emerging medical services facilities, with the goal of making quality medical care more accessible to the wider public, especially in less-developed areas, to provide health management and healthcare services for both urban and rural residents alike in a more inclusive and coherent manner.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2021 and 2020 of consolidated results of operations:

	For the Three Months Ended March 31,			Comparison
	2021	% of Revenues	2020	Amount increase (decrease)	Percentage increase (decrease)

Revenues	$2,168,004	100%	$414,584	$1,753,420	423%
Cost of revenues	1,575,743	73%	332,299	1,243,444	374%
Gross profit	592,261	27%	82,285	509,976	620%
Operating expenses	3,832,650	177%	1,406,022	2,426,628	173%
Other expenses, net	(31,490)	(1)%	(22,229)	(9,261)	42%
Loss before income tax	(3,271,879)	(151)%	(1,345,966)	(1,925,913)	143%
Income tax expense	18,748	1%	1,268	17,480	1379%
Net loss from continuing operations	(3,290,627)	(152)%	(1,347,234)	(1,943,393)	144%
Loss from operations of discontinued operations	-	0%	(854,957)	854,957	(100)%
Less: non-controlling interest	42,615	2%	(7,316)	49,931	(682)%
Net Loss attributable to BOQI International Medical Inc.	$(3,333,242)	(154)%	$(2,194,875)	$(1,138,367)	52%

Revenues

Revenues for the three months ended March 31, 2021 and 2020 were $2,168,004 and $414,584, respectively. The revenues for the three months ended March 31, 2021 were primarily attributable to the revenues from the wholesale sales of generic drugs and medical devices and from medical services provided by hospitals purchased during the first quarter in 2021. Compared with the same period in 2020, revenue increased $1,741,106, mainly due to the increase in sales of wholesale pharmaceuticals of $1,098,311 and medical services of $704,487.

Revenues from retail pharmacy segment for the three months ended March 31, 2021 was $120,133, generated from 5 retail pharmacy stores in Chongqing.

Revenues from wholesale medical devices segment for the three months ended March 31, 2021 and 2020 was $64,439 and $248,027 respectively. The decrease is mainly due to low demand for medical devices during the first quarter which is typical because of the long break during the Chinese New Year.

Revenues from the wholesale pharmaceuticals segment for the three months ended March 31, 2021and 2020 were $1,264,868 and $166,557 respectively. The wholesale pharmaceuticals segment was acquired in March 2020 and therefore the revenues for the three months ended March 31, 2020 were minimal.

Revenues from medical services segment for the three months ended March 31,2021 was $704,487. These revenues reflect the revenues generated by Guoyitang hospital and Zhongshan hospital, which were acquired in February 2021.

Cost of revenues

Cost of revenues for the three months ended March 31, 2021 and 2020 were $1,575,743 and $332,299, respectively. The Company recorded an obsolescence loss of $31,660 with respect to inventories, which was included in the cost of revenues for the three months ended March 31, 2021 compared with an obsolescence loss of $297,011 for the same period in 2020. The decrease of inventory provision is due to the obsolescence of inventory held for sale by the Boqi pharmacies in Dalian, whose stores suffered from the lockdown policy in effect due to the COVID-19 pandemic..

Cost of revenues of our retail pharmacy segment consists primarily of the cost of the pharmaceuticals, medical devices and other products that we sell to customers. For the three months ended March 31, 2021cost of revenues of our retail pharmacy segment were $99,495.

Cost of revenues of our wholesale medical devices segment consists primarily of cost of medical devices, medical consumables and costs related directly to contracts with customers. For the three months ended March 31, 2021 and 2020, the cost of revenues of our wholesale medical devices segment was $30,462 and $199,036. The decrease is mainly due to the decrease in sales.

Cost of revenues of our wholesale pharmaceuticals segment consists primarily of the cost of medicines, medical consumables and costs related directly to contracts with customers. For the three months ended March 31, 2021 and 2020, the cost of revenues of our wholesale pharmaceuticals segment were $806,856 and $133,263, respectively.

Gross profit loss

For the three months ended March 31, 2021 and 2020, we had a gross margin of 27% and19.8%, respectively. For the three months ended March 31, 2021 and 2020, the gross profit margin of our: (i) retail pharmacy segment were 17.17% in 2021; (ii) wholesale medical devices segment were 52.73% and 19.73%, respectively; (iii) wholesale pharmaceuticals segments were 36.21% and 19.99%, respectively; and (iv) medical services segment was 9.32% for the three months ended March 31, 2021.

Operating expenses

Operating expenses consist mainly of auditing and legal service fees, other professional service fees, directors’ and officers’ compensation expenses, meeting and promotional expenses, changes in fair value of derivative liabilities, depreciation and amortization of items not associated with production, office rental fee and utilities.

Operating expenses from continuing operations were $3,832,650 for the three months ended March 31, 2021 as compared to $1,406,022 for the same period in 2020, an increase of $2,426,628 or 173%. The increase is primarily attributable to the inclusion of the operating expenses of the medical services segment of appropriately $319,169 and the Guanzan Group of appropriately $509,433, the amortization of the discount relating to the convertible notes issued in 2021 of $1,607,105, and general operating expenses which primarily include legal expenses of $275,000 and audit fee $148,600 and other compliance expense.

Operating expenses of the retail pharmacy segment for the three months ended March 31, 2021 were $177,966.

Operating expenses of the wholesale medical devices segment for the three months ended March 31, 2021and 2020 were $120,583 and $12,750, respectively.

Operating expenses of the wholesale pharmaceuticals segment for the three months ended March 31, 2021 and 2020 were $210,894 and $34,761, respectively.

Operating expenses of medical services segment for the three months ended March 31,2021 was $319,169.

For the three months ended March 31, 2020 operating expenses of $1,358,511 were allocated to the parent company, which primarily included general operating expenses of $1,008,600 incurred by the parent company and Xinrongxin, as holding companies

Other expenses

For the three months ended March 31, 2021 and 2020, we reported other loss of $31,490 and $22,229. Other expenses mainly consisted of interest expense relating to the bank loans of the Guanzan Group, Guoyitang and Zhongshan.

Net loss from continuing operation

Net loss from continuing operations were $3,290,627 and $1,347,234 for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to the increase in operating expenses and the other expenses described above.

Loss from operations of discontinued operations

The operations of the NF Group and Boqi Group are classified as discontinued operations. Loss from the NF Group’s operation was $374,486 and from Boqi Group was $480,481 for the three months ended March 31, 2020.

Net loss

As a result of the foregoing our net loss increased by $1,088,436 to $3,290,627 three months ended March 31, 2021 from$2,202,191 for the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2021, we had cash of $2,835,424 and negative working capital of $0.18 million as compared to cash of $135,309 and working capital of $9,619,274 at December 31, 2020.

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

On June 23, 2020, we completed the disposition of the NF Group, at which time we received $10 million from the buyer,

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2021 and 2020, respectively.

	For the three months ended March 31,
	2021	2020
Net cash used in operating activities	$(1,729,711)	$(798,779)
Net cash provided by investing activities	39,105	95,220
Net cash provided by financing activities	4,392,017	843,336
Exchange rate effect on cash	(1,295)	(280)
Net cash inflow	$2,700,116	$139,497

Operating Activities

We used $1,729,711 in our continuing operations during the three months ended March 31, 2021, as compared to $869,752 used in continuing operating activities for the three months ended March 31, 2020.

Net loss from our operation (before non-cash adjustments) was $3.56 million for the three months ended March 31, 2021, an increase of $1.74 million, compared to the net loss of $1.83 million incurred in the same period in 2020. The increase of net loss is attributable to: (1) the increase in fees paid for our external professional services as a result of increased auditing and legal services of approximately $0.585 million; and (2) increase of amortization of discount on the convertible notes of $1.31 million;

We used $70,973 in our discontinuing operations during the three months ended March 31,2020.

Investing Activities

Cash provided by investing activities was $39,105 for the three months ended March 31, 2021, as compared to $95,220 for the same period ended March 31, 2020. Cash provided by investing activities for the three months ended March 31, 2021 was from the acquisition of the Guoyitang and Zhongshan offset the purchase of $72,505 of fixed assets. Cash provided by investing activities for the three months ended March 31, 2020 was from the acquisition of the Guanzan Group.

Financing Activities

Cash provided by our financing activities was $4,392,017 for the three months ended March 31, 2021, as compared to $843,336 provided by financing activities for the three months ended March 31, 2020, including $47,487 cash outflow from our discontinued operation. For the three months ended March 31, 2021, we received $4,065,500 by the issuance of convertible promissory notes, $162,950 from bank loans and $164,067 from related party loans. During the three months ended March 31, 2020, we received $593,224 from convertible promissory notes and $164,067 from related party loans.

Contractual Obligations

As of March 31, 2021, we had a $6,100,723 contractual obligation, which is the maximum amount of the cash consideration for the Guoyitang Acquisition, which is subject to post-closing adjustments pursuant to the Guoyitang SPA.

As of March 31, 2021, we had a $6,100,723 contractual obligation, which is the maximum amount of the cash consideration for the Zhongshan Acquisition, which is subject to post-closing adjustments pursuant to the Zhongshan SPA.

As of March 31, 2021, we had a $3,065,181 contractual obligation, which is the maximum amount of the cash consideration for the Guanzan Group, which is subject to post-closing adjustments pursuant to the Guanzan SPA.

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

Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP. .

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2020. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, including the risks arising from the spread of COVID-19 and the risks associated with our acquisition of five hospitals, may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 2, 2021, we issued 2,000,000 shares of Common Stock as the Guoyitang Stock Consideration.

On February 2, 2021, we entered into a Consulting Agreement (the “Consulting Agreement”) with Real Miracle Investments Limited (the “Consultant”) for consulting services. On February 5, 2021, the Company issued 250,000 shares of the Company’s common stock to the Consultant in consideration for the Consultant’s services.

On March 26, 2021, we issued 2,000,000 shares of Common Stock as the Zhongshan Stock Consideration.

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

BOQI International Medical Inc.
(Registrant)

Date: May 24, 2021	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: May 24, 2021	By:	/s/ Baiqun Zhong
Baiqun Zhong
Interim CFO
(Principal Financial and Accounting Officer)

