Form 10-Q
period 2021-06-30
BIMI International Medical Inc.
filed 2021-08-16
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 000-50155

BIMI International Medical Inc.

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9th Floor, Building 2, Chongqing Corporation Avenue, Yuzhong District, Chongqing, P. R. China,	400010
(Address of Principal Executive Offices)	(Zip Code)

(+86) 023-6310 7239

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

The aggregate market value of the voting common stock of the issuer held by non-affiliates computed by reference to the closing price of the registrant as of June 30, 2021 was approximately $ 28,668,735.9.

As of August 13, 2021, the registrant had 24,793,988 shares of common stock, par value $.001 per share, issued and shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash	$626,554	$135,309
Restricted Cash	4,660	-
Accounts receivable, net	9,281,572	6,686,552
Advances to suppliers	4,501,686	2,693,325
Amount due from related parties	41,642	-
Inventories	5,116,715	735,351
Prepayments and other receivables	6,013,025	14,880,526
Operating lease-right of use assets-current	40,489	53,425

Total current assets	25,626,343	25,184,487

NON-CURRENT ASSETS
Deferred tax assets	184,243	193,211
Property, plant and equipment, net	2,677,733	910,208
Intangible assets, net	15,035	-
Operating lease-right of use assets	3,666,334	-
Goodwill	30,442,737	6,914,232
	-
Total non-current assets	36,986,082	8,017,651

TOTAL ASSETS	$62,612,425	$33,202,139

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$915,876	$904,228
Long-term loans due within one year	-	34,201
Convertible promissory notes, net	5,132,530	3,328,447
Accounts payable, trade	10,859,165	5,852,050
Advances from customers	3,417,049	194,086
Amount due to related parties	792,398	226,514
Taxes payable	720,914	773,649
Other payables and accrued liabilities	5,060,442	4,228,976
lease liabilities-current	758,568	23,063

Total current liabilities	27,656,942	15,565,214

Long-term loans - noncurrent portion	924,071	720,997
Lease liabilities-non current	3,392,857	22,457
TOTAL LIABILITIES	$31,973,870	16,308,668

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,793,988 and 13,254,587 shares issued and outstanding as of June 30, 2021 and 2020, respectively	24,794	13,254
Additional paid-in capital	43,618,216	26,344,920
Statutory reserves	2,263,857	2,263,857
Accumulated deficits	(16,524,199)	(12,914,973)
Accumulated other comprehensive income	1,004,504	1,003,392

Total BIMI International Medical Inc.'s equity	30,387,172	16,710,450

NONCONTROLLING INTERESTS	251,383	183,021

Total equity	30,638,555	16,893,471

Total liabilities and equity	$62,612,425	33,202,139

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the three months ended		For the six months ended
	2021	2020	2021	2020

REVENUES	$9,256,987	$3,803,257	11,424,991	$4,217,841

COST OF REVENUES	7,292,152	3,071,476	8,867,894	3,403,775

GROSS PROFIT	1,964,835	731,781	2,557,097	814,066

OPERATING EXPENSES:
Sales and marketing	774,378	609,600	1,227,014	650,670
General and administrative	1,340,901	2,379,889	4,720,915	3,744,841
Total operating expenses	2,115,279	2,989,489	5,947,929	4,395,511

LOSS FROM OPERATIONS	(150,444)	(2,257,708)	(3,390,832)	(3,581,445)

OTHER INCOME (EXPENSE)
Interest expense	(93,882)	(48,236)	(138,237)	(69,920)
Other income (expense)	(18,158)	6,968,717	(5,293)	6,968,172
Total other income (expense), net	(112,040)	6,920,481	(143,530)	6,898,252

INCOME (LOSS) BEFORE INCOME TAXES	(262,484)	4,662,773	(3,534,362)	3,316,807

PROVISION FOR INCOME TAXES	13,255	43,271	32,003	44,539

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(275,739)	4,619,502	(3,566,365)	3,272,268

DISCONTINUED OPERATIONS
Income (loss) from operating activities of discontinued operations	-	54,352	-	(800,605)

NET INCOME (LOSS)	(275,739)	4,673,854	(3,566,365)	2,471,663
Less: net income attributable to noncontrolling interest	246	33,590	42,861	26,274
NET INCOME (LOSS) ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICIAL INC.	$(275,985)	$4,640,264	$(3,609,226)	$2,445,389

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(149,597)	263,239	1,112	143,038
TOTAL COMPREHENSIVE INCOME (LOSS)	(425,336)	4,937,093	(3,565,253)	2,614,701
Less: comprehensive income (loss) attributable to noncontrolling interest	(10,886)	2,334	56	(2,601)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICIAL INC.	(414,450)	4,934,759	(3,565,309)	$2,617,302

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	23,707,037	10,203,861	20,859,159	9,728,861

EARNINGS (LOSS) PER SHARE
Net income (loss) - basic and diluted-continuing operations	$(0.01)	$0.46	$(0.17)	$0.25
Net income (loss) - basic and diluted-discontinuing operations	$-	$0.01	$-	$(0.08)

The accompanying notes are an integral part of the consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(3,566,365)	$2,471,663
Net loss from discontinued operations	-	(800,605)
Net income(loss) from continuing operations	(3,566,365)	3,272,268
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	118,802	245,300
(Profit) on disposal of NF Group	-	(6,944,469)
Stock compensation	585,000
Non-cash lease expense	130,419
Allowance for inventory provision	23,620	187,942
Allowance for doubtful accounts	4,739	170,889
Amortization of discount of convertible promissory notes	1,607,105	1,075,171
Change in derivative liabilities	-	107,340
Change in operating assets and liabilities
Accounts receivable	(2,453,148)	(1,473,915)
Advances to suppliers	(1,786,217)	(997,562)
Inventories	(3,972,555)	(1,035,361)
Prepayments and other receivables	(35,075)	922,180
Operating lease-right of use assets	145,153	-
Other current assets
Accounts payable, trade	3,123,104	1,792,644
Advances from customers	3,180,564	(594,680)
Taxes payable	(389,759)	(164,376)
Operating lease liabilities	(158,463)	-
Other payables and accrued liabilities	(146,374)	(199,558)
Net cash used in operating activities from continuing operations	(3,589,450)	(3,636,187)
Net cash provided by operating activities from discontinued operations		206,674
Net cash used in operating activities	(3,589,450)	(3,429,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of Guoyitang Hospital and Zhongshan Hospital	75,192	-
Cash received from acquisition of Guanzan Group	-	95,220
Cash received from acquisition of Minkang, Qiangsheng and Eurasia Hospitals	12,341	-

Purchase of PPE	(375,235)	-
Net cash provided by (used in) investing activities from continuing operations	(287,702)	95,220
Net cash used in investing activities from discontinued operations	-	-
Net cash provided by (used in) investing activities	(287,702)	95,220

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of short-term loans	(177,253)	45,112
Repayment of long-term loans	(350,416)	(21,497)
Net proceeds from issuance of convertible promissory notes	4,065,000	3,457,325

Proceeds from long-term loan	553,490	-
Amount financed from related parties	164,841	678,317

Net cash provided by financing activities from continuing operations	4,255,662	4,159,357
Net cash used in financing activities from discontinued operations	-	(158,826)
Net cash provided by financing activities	4,255,662	4,000,531

EFFECT OF EXCHANGE RATE ON CASH	117,396	(593,510)

INCREASE IN CASH	495,906	72,728

CASH AND CASH EQUIVALENTS, beginning of period	135,308	36,674

CASH AND CASH EQUIVALENTS, end of period	631,214	$109,402

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$32,003	$54,396
Cash paid for interest expense, net of capitalized interest	$138,237	$34,902

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of common share for equity acquisition of Zhongshan Chaohu Hospital	$2,000	$-
Issuance of common share for equity acquisition of Guoyitang Hospital	$2,000	$-
Issuance of common share for equity acquisition of Minkang, Qiangsheng and Eurasia Hospitals	$4,000	$-
Issuance of common share upon conversion of convertible notes	$104	$1,008,067
Issuance of common share for payment of improvements to offices	$696,896	-
Issuance of common shares upon cashless exercises of warrants	$163	-
Intangible assets recognized from equity acquisition of Boqi Zhengji Group	$-	$6,443,170
Outstanding receivable for disposal of NF Group	$-	$10,000,000
Issuance of common share for equity acquisition of Guanzan Group	$-	$2,717,000
Goodwill recognized from equity acquisition of Zhongshan Chaohu Hospital	$10,443,494	$-
Goodwill recognized from equity acquisition of Guoyitang Hospital	$7,154,392	$-
Goodwill recognized from equity acquisition of Minkang, Qiangsheng and Eurasia Hospital	$25,354,174	$-
Outstanding payment for equity acquisition of Guanzan Group	$3,065,181	$4,414,119
Outstanding payment for equity acquisition of Zhongshan Chaohu Hospital	$6,100,723	$-
Outstanding payment for equity acquisition of Guoyitang Hospital	$6,100,723	$-
Outstanding payment for equity acquisition of Minkang, Qiangsheng and Eurasia Hospitals	$13,023,556	$-

The accompanying notes are an integral part of the consolidated financial statements

BIMI INTERNATIONAL MEDICAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

BIMI International Medical, Inc. (the “Company” or “BIMI”) was incorporated in the State of Delaware as Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to Global Broadcast Group, Inc. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, the Company changed its name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company changed its name to NF Energy Saving Corporation. On December 16, 2019, the Company changed its name to BOQI International Medical Inc., to reflect the Company’s refocus of its business from the energy saving industry to the health care industry and on June 21,2021, the Company changed its name to BIMI International Medical Inc.

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

On October 14, 2019, the Company acquired 100% of the equity interests in Lasting Wisdom Holdings Limited (“Lasting”), a holding company incorporated under the laws of the British Virgin Islands (“BVI”), which through its subsidiaries held all the ownership interest of Dalian Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Zhengji”). Boqi Zhengji operated 16 retail pharmacy stores in China at the time of the acquisition. Lasting and Boqi Zhengji are hereinafter collectively referred to as the “Boqi Zhengji Group”. On December 11, 2020, the Company entered into a stock purchase agreement to sell Boqi Zhengji. While the sale of Boqi Zhengji closed by the end of 2020, the governmental record was not updated until February 2, 2021 due to the Chinese government’s alternative working schedule and other delays caused by COVID-19.

Lasting also indirectly owns 100% equity interests in Dalian Boyi Technology Co., Ltd. (“Dalian Boyi”), a subsidiary established in January 2020 and responsible for the Company’s R&D and other technology related functions.

On June 24, 2020, the Company established a wholly owned subsidiary Boyi (Liaoning) Technology Co., Ltd (“Liaoning Boyi”), in order to be qualified to participate in local healthcare projects. On December 22, 2020, the Company established another subsidiary Bimai Pharmaceutical (Chongqing) Co., Ltd., as the holding company for all of the Company’s retail, wholesale and hospital operations in China.

On March 18, 2020, the Company, through its wholly owned subsidiary, Xinrongxin, acquired 100% of the equity interests in Chongqing Guanzan Technology Co., Ltd. (“Guanzan”). Guanzan holds an 95% equity interest in Chongqing Shude Pharmaceutical Co., Ltd. (“Shude”, collectively with Guanzan, the “Guanzan Group”). Guanzan also owns 100% equity interest in Chongqing Lijiantang Pharmaceutical Co. Ltd., a subsidiary established in May 2020 that operates 5 retail pharmacy stores in China.

On December 9, 2020, the Company entered into an agreement to acquire 100% of the equity interests in Chongqing Guoyitang Hospital (“Guoyitang”), the owner and operator of a private general hospital in Chongqing City, a city in Southwest China. The transaction closed on February 2, 2021. On December 15, 2020, the Company entered into a stock purchase agreement to acquire Chaohu Zhongshan Minimally Invasive Hospital (“Zhongshan”), a private hospital in the east region of China. The transaction was closed on February 5, 2021.

On April 9, 2021, the Company entered into a stock purchase agreement to acquire three private hospitals in the PRC, Wuzhou Qiangsheng Hospital (“Qiangsheng”), Suzhou Eurasia Hospital(“Eurasia”) and Yunnan Yuxi MinKang hospital(“Minkang”). The transaction was closed on May 6, 2021.

On April 21, 2021, Bimai Hospital Management (Chongqing) Co. Ltd.(‘Chongqing HM”) was incorporated in the PRC by the Company to manage the operation of the Company’s medical devices segment.

On April 21, 2021, Pusheng Pharmaceutical Co., Ltd. (“Pusheng”) was incorporated in the PRC by the Company to manage its wholesale distribution of generic drugs.

As of June 30,2021, the details of the Company’s major subsidiaries are as follows:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest held
Lasting Wisdom Holdings Limited (“Lasting”)	British Virgin Island, a limited liability company	Investment holding	100%

Pukung Limited (“Pukung”)	Hong Kong, a limited liability company	Investment holding	100%

Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”)	The PRC, a limited liability company	Investment holding	100%

Boyi (Liaoning) Technology Co., Ltd (“Liaoning Boyi”)	The PRC, a limited liability company	IT Technology service research and development	100%

Dalian Boyi Technology Co., Ltd (“Dalian Boyi”)	The PRC, a limited liability company	IT Technology service research and development	100%

Chongqing Guanzan Technology Co., Ltd. (“Guanzan”)	The PRC, a limited liability company	Wholesale distribution of medical devices in the PRC	100%

Chongqing Shude Pharmaceutical Co., Ltd.(“Shude”)	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	95%

Chongqing Lijiantang Pharmaceutical Co., Ltd.(“Lijiantang”)	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100%

Bimai Pharmaceutical (Chongqing) Co., Ltd. (“Chongqing Bimai”)	The PRC, a limited liability company	Investment holding	100%

Chongqing Guoyitang Hospital Co., Ltd. (“Guoyitang”)	The PRC, a limited liability company	Hospital in the PRC	100%

Chaohu Zhongshan Minimally Invasive Hospital Co. ,Ltd. (“Zhongshan”)	The PRC, a limited liability company	Hospital in the PRC	100%

Yuannan Yuxi Minkang Hospital Co., Ltd. (“Minkang”)	The PRC, a limited liability company	Hospital in the PRC	100%

Wuzhou Qiangsheng Hospital Co., Ltd. (“Qiangsheng”)	The PRC, a limited liability company	Hospital in the PRC	100%

Suzhou Eurasia Hospital Co., Ltd. (“Eurasia”)	The PRC, a limited liability company	Hospital in the PRC	100%

Bimai Hospital Management (Chongqing) Co. Ltd (“Chongqing HM”)	The PRC, a limited liability company	Hospital management in the PRC	100%

Pusheng Pharmaceutical Co., Ltd (“Pusheng”)	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100%

2.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $3,566,365 for the six months ended June 30, 2021and as of June 30, 2021, the Company had an accumulated deficit of $16.5 million and a working capital deficit of $2.03 million. In addition, the Company continues to generate operating losses and has negative cash flow from its continuing operations. Primarily as a result of its operating loss in the first half of 2021, the Company’s cash position from operating activities declined by $3.5 million in the six months ended June 30, 2021. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon: (1) the continued financial support from its stockholders or external financing, and (2) further implementation of management’s business plan to generate sufficient revenues and cash flow to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurance to that it will be successful in either respect.

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

The unaudited interim condensed consolidated financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 31, 2021.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2021 and its unaudited condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020, and its unaudited condensed consolidated cash flows for the six months ended June 30, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

●	Use of estimates

The preparation of these condensed consolidated financial statements in conformity with the US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions made by management include, among others, useful lives and impairment of long-lived assets, collectability of accounts receivable, advances to suppliers, allowance for doubtful accounts, reserve of inventory, fair value of goodwill and valuation of derivative liabilities. While the Company believes that the estimates and assumptions used in the preparation of these condensed consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

●	Reclassification

Certain prior year balances were reclassified to conform to the current period presentation, which mainly reflect the presentation of the discontinued operation of the NF Group and Boqi Zhengji. Except for the assets and liabilities of the NF Group and Boqi Zhengji which were reclassified as discontinued assets or liabilities and presented as current assets or liabilities in the consolidated balance sheets, there was no other impacts on reported financial position or cash flows for any of the periods presented.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $1,205,824 and $1,236,830, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $7,541 and $7,463, respectively.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of June 30, 2021 and December 31, 2020, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $62,675 and $9,825, respectively.

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

Intangible assets consist primarily of software of management systems. Intangible assets are stated at cost less accumulated amortization and impairment, if any. Intangible assets are amortized using the straight-line method with the following estimated useful lives:

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

Goodwill is tested for impairment at the reporting unit level on at least an annual basis or when an event occurs, or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. These events or circumstances include a significant change in stock prices, business environment, legal factors, financial performances, competition, or events affecting the reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The estimation of fair value of reporting unit using a discounted cash flow methodology also requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, estimation of the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the reporting unit.

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

For the six months ended June 30, 2021 and 2020, the Company did not incur any interest or penalties associated with tax positions. As of June 30, 2021, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts all of its business in the PRC and is subject to tax in this jurisdiction. As a result of its corporate structure the Company files tax returns that are subject to examination by a foreign tax authority.

●	Value added tax

Sales revenue represents the invoiced value of goods sold, net of VAT. All of the Company’s products that are sold in the PRC are subject to a VAT on the gross sales price. The VAT rates range up to 13% depending on the type of products sold. The VAT may be offset by VAT paid by the Company on its purchase activities of merchandises, raw materials, utilities, and other materials which cost was included in the cost of producing or acquiring its products for sales. The Company records a VAT payable net of payments if the VAT payable on the gross sales is larger than VAT paid by the Company on purchase of finished goods; on the other hand, the Company records a VAT deductible in the accompanying financial statements net of any VAT payable at the end of reporting period.

●	Convertible promissory notes

The Company records debt net of a discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2021	June 30, 2020
Period-end RMB:US$1 exchange rate	6.4572	7.0741
Six months end average RMB:US$1 exchange rate	6.4711	7.0574

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the six months ended June 30, 2021, the Company operated in four reportable segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and medical services in the PRC.

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

The carrying amount of cash, accounts receivable, other receivable, bank credit, accounts payable and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

●	Recent accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company will adopt this guidance effective October 1, 2021. The Company is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements but does not expect this guidance will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-05, Targeted Transition Relief. For public entities, ASU 2016-13 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an emerging growth company, the Company plans to adopt this guidance effective October 1, 2023. The Company is currently evaluating the impact of its pending adoption of ASU 2016-13 on its consolidated financial statements but does not expect this guidance will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	THE ACQUISITION OF THE GUANZAN GROUP

On February 1, 2020, the Company entered into an agreement to purchase all the issued and outstanding shares of Guanzan (the “Guanzan Shares”) for RMB 100,000,000 (approximately $14,285,714), to be paid by the issuance of 950,000 shares of the Company’s common stock (the “Guanzan Stock Consideration”) and the payment of RMB 80,000,000 in cash (the “Guanzan Cash Consideration”). The Guanzan Stock Consideration was payable at closing and the Guanzan Cash Consideration, which is subject to post-closing adjustments based on the performance of Guanzan in the years ending December 31, 2020 and 2021, was to be paid pursuant to a post-closing payment schedule. The transaction closed on March 18, 2020. The Guanzan Cash Consideration has not been paid as of the date of this report.

Guanzan is a distributor of medical devices whose customers are primarily drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest of China. Guanzan also holds an 80% ownership interest in Shude. Guanzan holds business licenses in the PRC such as a Business Permit for Medical Devices and a Recordation Certificate for Business Activities Involving Class II Medical Devices, etc., which qualify Guanzan to engage in the distribution of medical devices in the PRC.

Shude is a pharmaceutical distributor that markets generic drugs. Shude’s customers include a wide range of clinics, private and public hospitals and pharmacies in the PRC. Shude holds PRC business licenses such as a Business Permit for Medical Devices and a Drug Wholesale Distribution License, which qualify Shude to engage in the distribution of medicines and medical devices in the PRC.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Guanzan Acquisition as of March 18, 2020:

Items	Amount
Assets
Cash	$95,220
Accounts receivable	1,835,981
Advances to suppliers	1,222,986
Amount due from related parties	410,943
Inventories	950,225
Prepayments and other receivables	90,256
Property, plant and equipment	707,289
Intangible assets	254,737
Goodwill	6,443,170
Liabilities
Short-term bank borrowings	(838,926)
Long-term loans due within one year	(250,663)
Accounts payable, trade	(1,303,399)
Advances from customers	(1,350,126)
Amount due to related parties	(106,720)
Taxes payable	(406,169)
Other payables and accrued liabilities	(390,594)
Long-term loans – non-current portion	(186,796)
Non-controlling interests	(46,295)
Total net assets	$7,131,119

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Guanzan Group. Goodwill represent the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Guanzan Group at the acquisition date. Upon the Guanzan Acquisition, the Company recognized non-controlling interest in Shude in the amount of $46,295, representing the 20% non-controlling equity interest in Shude at the acquisition date. On April 9, 2021, the Company increased its equity interest in Shude from 80% to 95.2% through making a capital investment in Shude directly.

On November 20, 2020, we entered into an agreement for the prepayment (the “Prepayment”) of a portion of the Guanzan Cash Consideration in the amount of RMB 20,000,000, in the form of shares of our Company’s common stock valued at $3.00 per share, in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020. On November 30, 2020, 1,000,000 shares of our common stock were issued to the designated assignees of the seller as the Prepayment. The balance of the Guanzan Cash Consideration in the amount of RMB 60,000,000 has not been paid as of this date.

5.	THE ACQUISITION OF THE GUOYITANG HOSPITAL

On December 9, 2020, the Company entered into an agreement to acquire Chongqing Guoyitang Hospital Co., Ltd (“Guoyitang”), the owner and operator of a private general hospital in Chongqing City, a southwest city of China, with 100 hospital beds, 53 medical doctors, 40 medical technicians, 50 nurses and 57 administrative employees. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Guoyitang. The aggregate purchase price for Guoyitang was $15,251,807 (RMB 100,000,000).Upon signing the agreement, 2,000,000 shares of common stock of BIMI and approximately $3,096,119 (RMB 20,000,000) was paid as partial consideration for the purchase of Guoyitang. The transaction closed on February 2, 2021. The balance of the purchase price in the amount of approximately $6,100,723 (RMB 40,000,000) is subject to post-closing adjustments based on the performance of Guoyitang in 2021 and 2022.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Guoyitang Acquisition as of February 2, 2021:

Items	Amount
Assets
Cash	$28,457
Accounts receivable	11,797
Advances to suppliers	12,670
Amount due from related parties	41,598
Inventories	167,440
Prepayments and other receivables	61,102
Property, plant and equipment	528,814
Right of use asset	441,150
Goodwill	7,154,393
Liabilities
Accounts payable, trade	(599,391)
Amount due to related parties	(183,796)
Taxes payable	(121)
Other payables and accrued liabilities	(231,375)
Lease liability-current	(161,707)
Lease liability-non-current	(354,912)
Total net assets	$6,916,119

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Guoyitang. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Guoyitang at the acquisition date.

6.	THE ACQUISITION OF THE ZHONGSHAN HOSPITAL

On December 15, 2020, the Company entered into an agreement to acquire Chaohu Zhongshan Minimally Invasive Hospital Co., Ltd (“Zhongshan Hospital”), a private hospital in the east region of China with 65 hospital beds, 25 medical doctors, 22 medical technicians and 45 nurses. Zhongshan Hospital is a general hospital known for its complex minimally invasive surgeries. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Zhongshan Hospital in consideration of approximately $18,515,661 (RMB 120,000,000). As partial consideration, approximately $6,100,723 (RMB 40,000,000) was paid in cash at the closing and 2,000,000 shares of common stock of the Company were issued on February 2021. The balance of the purchase price of approximately $6,100,723 (RMB 40,000,000) is subject to post-closing adjustments based on the performance of Zhongshan Hospital in 2021 and 2022. The transaction closed on February 5, 2021.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Zhongshan Acquisition as of February 5, 2021:

Items	Amount
Assets
Cash	$46,748
Accounts receivable	92,900
Inventories	108,413
Prepayments and other receivables	432,231
Property, plant and equipment	344,208
Right of use asset	1,188,693
Goodwill	10,443,494
Liabilities
Short-term bank borrowings	(154,701)
Accounts payable, trade	(928,640)
Advances from customers	(5,603)
Amount due to related parties	(217,203)
Other payables and accrued liabilities	(435,290)
Lease liability-current	(160,774)
Lease liability-non-current	(1,102,589)
Total net assets	$9,651,887

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Zhongshan. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Zhongshan Hospital at the acquisition date.

7.	THE ACQUISITION OF THE QIANGSHENG, EURASIA AND MINKANG HOSPITALS

On April 9, 2021, the Company and Chongqi Bimai entered into a stock purchase agreement to acquire three private hospitals in the PRC, Wuzhou Qiangsheng Hospital Co.,Ltd (“Qiangsheng”), Suzhou Eurasia Hospital Co., Ltd (“Eurasia”) and Yunnan Yuxi MinKang hospital Co., Ltd (“Minkang”). Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Qiangsheng, Eurasia and Minkang in consideration of approximately $25,023,555 (RMB162,000,000) to paid by the issuance of 4,000,000 shares of common stock of the Company (the “Stock Consideration”), the value of which was agreed to be RMB 78 million or $12 million and the payment of RMB 84,000,000 (approximately US$13,008,734) in cash (the “Cash Consideration”). The first payment of the Cash Consideration was RMB 20,000,000 (approximately $3,097,317). The second and third payments of the Cash Consideration of RMB 64,000,000 (approximately $9,911,416) are subject to post-closing adjustments based on the performance of Qiangsheng, Eurasia and Minkang in 2021 and 2022. The sellers can choose to receive the second and third payments in the form of the shares of common stock of the Company valued at $3.00 per share or in cash. The transaction closed on May 6, 2021, at which time the Stock Consideration was issued.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Qiangsheng, Eurasia and Minkang acquisition as of May 6, 2021:

Items	Amount
Assets
Cash	$12,341
Accounts receivable	41,836
Inventories	156,576
Advances and other receivables	40,620
Property, plant and equipment	653,104
Right of use assets	2,168,709
Goodwill	5,930,619
Liabilities
Accounts payable	(355,980)
Advances from customers	(36,798)
Tax payable	(345,870)
Other payables and accrued liabilities	(311,174)
Lease liability-current	(365,788)
Lease liability-non-current	(1,988,195)
Total net assets	$5,600,000

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Qiangsheng, Eurasia and Minkang hospitals. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Qiangsheng, Eurasia and Minkang Hospitals at the acquisition date.

8.	DISCONTINED OPERATIONS

In late 2019, the Company committed to a plan to dispose of the NF Group and on March 31, 2020 entered into an agreement to sell the NF Group for $10,000,000. The sale closed on June 23, 2020.

On December 11. 2020, the Company entered into an agreement to sell the equity interests in Boqi Zhengji for $1,700,000. The sale of Boqi Zhengji closed on December 18, 2020. Upon closing, the Company ceased operating pharmacies in Dalian.

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

The summarized operating results of the discontinued operation included in the Company’s unaudited interim condensed consolidated statements of operations consist of the following:

For the six months ended June 30, 2020
Revenues	$8,537
Cost of revenues	3,394
Gross loss	5,143

Operating expenses	498,212
Other expense	307,536
Loss before income taxes	(800,605)
Income taxes	-
Net loss from discontinued operations	$(800,605)

9.	ACCOUNTS RECEIVABLE

The majority of the Company’s pharmacy retail revenues are derived from cash sales, except for sales to the government social security bureaus or commercial health insurance programs, which typically settle once a month. The Company offers several credit terms to our wholesale customers and to our authorized retailer stores. The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. As of June 30, 2021 and December 31,2020, accounts receivable consisted of the following:

	June 30, 2021	December 31, 2020
Accounts receivable, cost	$10,487,396	$7,923,382
Less: allowance for doubtful accounts	(1,205,824)	(1,236,830)
Accounts receivable, net	$9,281,572	$6,686,552

The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. Due to subsequent collections, the Company reversed an allowance of $31,006 for the six months ended June 30, 2021. The Company accrued an allowance of $944,045 for the six months ended June 30, 2020. The Company accrued an allowance of $12,793 and $952,765 for the three months ended June 30, 2021 and 2020, respectively.

10.	ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandises for sale in the ordinary course of business. As of June 30, 2021 and December 31, 2020, the Company reported advances to suppliers as follow:

	June 30, 2021	December 31, 2020
Advances to suppliers, cost	$4,509,227	$2,700,788
Less: allowance for doubtful accounts	(7,541)	(7,463)
Advances to suppliers, net	$4,501,686	$2,693,325

Excluding the effect of the foreign exchange rate, no bad debt expenses were accrued for doubtful accounts relating to advances to suppliers for the three and six months ended June 30, 2021 and 2020, respectively.

11.	INVENTORIES

The Company’s inventories consist of medicine and medical devices that were purchased from third parties and sold in our retail pharmacy stores and wholesale to third party pharmacies, clinics, hospitals, etc. Inventories consisted of the following:

	June 30 , 2021	December 31, 2020
Medicine	$4,841,423	$196,506
Medical devices	337,967	548,670
Less: allowance for obsolete and expired inventory	(62,675)	(9,825)
	$5,116,715	$735,351

For the three months ended June 30, 2021 and 2020, the Company accrued an allowance of $38,343 and $68,600 for obsolete and expired items, respectively. For the six months ended June 30, 2021 and 2020, the Company accrued an allowance of $52,850 and $187,942 for obsolete and expired items, respectively.

12.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for retail store, hospitals and office facilities, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of June 30, 2021and December 31, 2020, respectively.

	June 30, 2021	December 31, 2020
Deposit for rental	$45,298	11,050
Prepaid rental fee and improvements of offices	978,902	37,687
Deposit for purchase of medical devices	16,914	28,113
Receivables from convertible bonds	-	1,500,000
Deferred offering cost	1,232,186	889,971
Prepayment for acquisition of Guoyitang	-	9,195,543
Deposit for acquisition of Cogmer	3,097,317	3,065,181
Prepayment for professional services	62,198	-
Receivables from third party	237,495	-
Others	352,158	162,326
Less: allowance for doubtful accounts	(9,443)	(9,345)
Prepayments and other receivables, net	$6,013,025	14,880,526

In 2020, we made a deposit of $3,065,181 in connection with the pending acquisition of Chongqing Cogmer Biology Technology Co., Ltd. The transaction was subsequently canceled and we expect to receive the refund of the deposit in the second half of 2021.

Management evaluates the recoverable value of these balances periodically in accordance with the Company’s policies. For the three months ended June 30, 2021 and 2020, the Company accrued an allowance for doubtful accounts of $0 and $21,224, respectively. For the six months ended June 30, 2021 and 2020, the Company accrued allowances for doubtful accounts of $0 and $22,110, respectively.

13.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Building	$808,423	$800,035
Office equipment	449,556	38,769
Electronic equipment	1,464,920	49,507
Furniture	20,870	151
Medical equipment	2,398,479	-
Vehicles	239,659	130,532
	5,381,907	1,018,994
Less: accumulated depreciation	(2,704,174)	(108,786)
Property, plant and equipment, net	$2,677,733	$910,208

Depreciation expense for the three months ended June 30, 2021 and 2020 were $65,567 and $2,707, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 were $115,711 and $2,707, respectively.

14.	Intangible assets

	June 30, 2021	December 31, 2020
Software	$18,127	$-
	18,127	-
Less: accumulated amortization	(3,092)	-
Intangible assets, net	$15,035	$-

Amortization expense for the three months ended June 30, 2021 and 2020 were $1,910 and $Nil, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 were $3,092 and $Nil, respectively.

15.	LEASES

Balance sheet information related to the Company’s operating leases was as follows:

	June 30, 2021	December 31, 2020
Operating Lease Assets
Operating lease	$3,706,823	53,425
Total operating lease assets	$3,706,823	53,425
Operating Lease Obligations

Current operating lease liabilities	$758,568	23,063
Non-current operating lease liabilities	$3,392,857	22,457
Total Lease Liabilities	$4,151,425	45,520

Lease liability maturities as of June 30, 2021, are as follows:

June 30, 2021
2021	716,520
2022	771,272
2023	723,763
2024	564,400
2025 and thereafter	2,185,943
Total minimum lease payments	4,961,898
Less: Amount representing interest	810,473
Total	$4,151,425

16.	GOODWILL

The goodwill associated with the acquisition of: (i) Guanzan of $6,914,232; (ii) Guoyitang of $7,154,393; (iii) Zhongshan of $10,443,494; and (iv) Minkang, Qiangsheng and Eurasia of $5,390,619, were initially recognized at the acquisition closing date.

Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of each of the reporting units is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed to the two-step goodwill impairment test. At June 30, 2021 and December 31, 2020, goodwill was $30,442,737 and $6,914,232, respectively. No impairment losses were recorded for the three and six months ended June 30, 2021 and 2020.

17.	LOANS

Short-term loans

	June 30, 2021	December 31, 2020
Construction Bank of China	$33,140	$-
Chongqing Nan’an Zhongyin Fuden Village Bank Co. LTD	-	153,259
China Minsheng Bank	123,893	-
Postal Savings Bank of China	758,843	750,969

Total	$915,876	$904,228

For the three months ended June 30, 2021 and 2020, interest expense on short-term loans amounted to $4,523 and $11,086 respectively. For the six months ended June 30, 2021 and 2020, interest expense on short-term loans amounted to $16,538 and $12,698 respectively.

Long-term loans

	June 30, 2021	December 31, 2020
Standard Chartered Bank	$100,788	$163,973
Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd.	139,433	-
We Bank	683,850	591,225
Subtotal of long-term loans	924,071	755,198
Less: current portion	-	(34,201)
Long-term loans – noncurrent portion	$924,071	$720,997

For the three months ended June 30, 2021 and 2020, interest expense on long-term loans amounted to $9,473 and $25,106 respectively. For the six months ended June 30, 2021 and 2020, interest expense on long-term loans amounted to $30,676 and $27,661 respectively.

18.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

On May 19, 2020, the Company entered into a Securities Purchase Agreement (the “May SPA”) with two institutional investors (each, an “Institutional Investor”, and collectively, the “Institutional Investors”) to sell in a private placement a new series of senior secured convertible notes having an original issue amount of $6,550,000, with a discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company (the “Convertible Notes”). Each Institutional Investor paid $1,750,000 in cash for a Convertible Note in the face amount of $2,225,000. The May SPA also provided for the issuance of additional Convertible Notes in an aggregate original principal amount not to exceed $2,100,000 under certain circumstances. The Convertible Notes mature on the eighteen-month anniversary of the issuance date, are payable by the Company in installments and are convertible at the election of the Institutional Investors at the conversion price of $2.59, which is subject to adjustment in the event of default. Each Institutional Investor also received a warrant to purchase 650,000 shares of the Company’s common stock at an initial exercise price of $2.845 per share. The placement agent for the private placement received a warrant to purchase up to 171,845 shares of the Company’s common stock at an initial exercise price of $2.845 per share, subject to increase based on the number of shares of the Company’s common stock issued pursuant to the Convertible Notes. On February 24, 2021, the Company and the Investors agreed to increase the amount of Convertible Notes that may be purchased under the May SPA from $2,100,000 to $5,400,000 at an original issue discount of 16.67% ($4,500,000, net). The Convertible Notes issued in 2021 are convertible at a base conversion price of $2.59 per share, subject to the previously agreed conversion floor price of $0.554 (or $0.372 with respect to the increased amount).  The Investors also received additional warrants to purchase 720,000 additional shares of the Company’s common stock at an exercise price of $2.845 per share.

Upon evaluation, the Company determined that the two agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

	June 30, 2021	December 31, 2020
Convertible note – principal	$6,015,426	$5,367,174
Convertible note – discount	(882,896)	(2,038,727)
	$5,132,530	$3,328,447

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

	June 30, 2021	December 31, 2020
Dividend yield	$0%	$0%
Expected volatility	90% ~ 100%	101% ~ 166%
Risk free interest rate	0.82% ~ 1.13%	0.07% ~ 0.22%
Expected life (year)	3.05 ~3.65	3.38

19.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Salary payable	$608,151	$96,915
Salary payable – related party (1)	163,267	663,267
Loan payable	774,329	-
Accrued operating expenses	-	102,358
Acquisition payable (2)	3,065,181	3,065,181
Other payables	449,514	301,255
	$5,060,442	$4,228,976

(1)	On October 1, 2019, the Company employed Mr. Tiewei Song as its Chief Executive Officer at an annual base salary of $500,000, the balance represented the unpaid salary of $163,267 as of June 30, 2021.

(2)

In March 2020, the Company completed the acquisition of Guanzan. In addition to the issuance of 950,000 shares of the Company’s common stock, the Company was obligated to pay approximately $4,414,119, subject to post-closing adjustments based on the performance of the Guanzan Group in 2020 and 2021. The fair value of the cash consideration payable was calculated in conformance with FASB ASC 805-10. On November 20, 2020, the parties to the Guanzan agreement entered into a Prepayment and Amendment Agreement in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020, providing for the prepayment of RMB 20,000,000 in the form of shares of the Company’s common stock valued at $3.00 per share. On November 30, 2020, the Company issued 1,000,000 shares of its common stock as the prepayment.

20.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Amount due from related parties

As of June 30, 2021, $41,642 was due from Wenfa Zhuo, a former shareholder of Guoyitang. The amount due, which was outstanding prior to the Guoyitang Acquisition, was free of interest and due on demand.

As of December 31, 2020, the total amounts due from related parties was Nil.

Amounts payable to related parties

As of June 30, 2021 and December 31, 2020, the total amounts payable to related parties was $792,398 and $226,514, respectively, which included:

1.	Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and current Chairman of the Board of directors of the Company, of $29,876 and $29,566, respectively, free of interest and due on demand. The amount represents the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018.

2.	Amount payable to Mr. Li Zhou, the legal representative (general manager) of Guanzan, of $523,542 and $0 respectively was related party loan for daily operation and third party profession fees with no interest.

3.	Amounts payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $186,303 and $184,370, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang is for reimbursable operating expenses that the Company owed to Mr. Zhang prior to the acquisition of Boqi Zhengji.

4.	Amounts payable to Mr. Youwei Xu, the financial manager of Xinrongxin of $12,710 and $12,578, respectively, free of interest and due on demand. The amount due to Mr. Xu, relates to reimbursable operating expenses that was owed to Mr. Xu prior to the acquisition of Boqi Zhengji.

5.	Amounts payable to Shaohui Zhuo, the general manager of Guoyitang of $855 and $0, respectively, was a related party loan for daily operation with no interest.

6.	Amounts payable to Nanfang Xiao, a director of Guoyitang of $13,164 and $0, respectively, was a related party loan for daily operation with no interest.

7.	Amounts payable to Jia Song, the manager of Guoyitang of $25,948 and $0, respectively, was a related party loan for daily operation with no interest.

21.	STOCK EQUITY

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of June 30, 2021 and December 31, 2020, it had 24,793,988 shares and 13,254,587 shares outstanding, respectively. As of June 30, 2021, the Company reserved a total of 4,696,137 shares of common stock for future issuance pursuant to the requirements of the Convertible Notes.

On April 20, 2019 and October 7, 2019, respectively, the Company issued an aggregate of 1,500,000 shares of its common stock as a part of the consideration for the acquisition of Boqi Zhengji.

On March 12, 2020, the Company issued 950,000 shares of its common stock as the Guanzan Stock Consideration.

From April 6, 2020 through October 20, 2020, holders of convertible notes issued during the period from September 27, 2019 to February 13, 2020, in the aggregate principal amount of $1,534,250 plus interest into an aggregate of 1,658,213 shares of the Company’s common stock.

On November 30, 2020, the Company issued 1,000,000 shares of its common stock as the prepayment of the Guanzan Cash Consideration.

On December 2, 2020, the Institutional Investor, Hudson Bay Master Fund Ltd (“Hudson Bay”), converted a Convertible  Note in the aggregate principal amount of $173,154 plus interest into an aggregate of 125,627 shares of the Company’s common stock .

On December 2, 2020, the Institutional Investor, CVI Investments, Inc. (“CVI”), converted a Convertible Note in the aggregate principal amount of $609,615 plus interest into an aggregate of 447,458 shares of the Company’s common stock.

From January 4, 2021 to February 9, 2021, Hudson Bay converted Convertible Notes in the aggregate principal amount of $ 2,150,000 plus interest into an aggregate of 1,384,714 shares of the Company’s common stock.

From January 4, 2021 to March 1, 2021, CVI converted Convertible Notes in the aggregate principal amount of $ 2,150,000 plus interest into an aggregate of 1,138,657 shares of the Company’s common stock.

On February 2, 2021, the Company issued 2,000,000 shares of the Company’s common stock as the Guoyitang Stock Consideration.

On February 3, 2021, a holder of a convertible note issued on December 16, 2019 converted a part of the note in the aggregate principal amount of $ 74,473 plus interest into an aggregate of 103,530 shares of the Company’s common stock.

On February 11, 2021, the Company issued 250,000 shares of the Company’s common stock to Real Miracle Investments Limited in consideration for consulting services.

On March 26, 2021, the Company issued 2,000,000 shares of the Company’s common stock as the Zhongshan Stock Consideration.

On April 20, 2021, the Company issued 4,000,000 shares of the Company’s common stock as partial consideration for the acquisition of the Minkang, Qiangsheng and Eurasia hospitals.

On April 29, 2021, the Company issued 500,000 shares of the Company’s common stock as payment for improvements to offices located in Chongqing.

On June 18, 2021, 162,500 shares of the Company’s common stock were issued to CVI with respect to its cashless exercise 650,000 warrants that were issued in 2020.

22.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income (loss) per share. Due to the Company’s net income (loss) from its continuing operations, all potential common share issuance had anti-dilutive effect on net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share for the six months ended June 30, 2021 and 2020:

	For the six months ended June 30,
	2021	2020
Net income (loss) from continuing operation attributable to common shareholders	$(3,566,365)	$3,272,268
Net loss from discontinued operations attributable to common shareholders	-	(800,605)
Total net income (loss) attributable to common shareholders	$(3,566,365)	$2,471,663

Weighted average common shares outstanding – Basic and diluted	20,859,159	9,728,861

Income (loss) per share – basic and diluted:
Continuing operations	$(0.17)	$0.25
Discontinued operations	-	(0.08)
Total	$(0.17)	$0.17

23.	LITIGATION

On April 1, 2020, the Guizhou Province Xiuwen County People’s Court ordered the attachment of two of Shude’s bank accounts pursuant to a pre-litigation attachment application filed by one of Shude’s suppliers in connection with unpaid outstanding payables. No lawsuit was filed by the supplier and the dispute has been resolved and attachment removed. The total amount of cash in the two accounts subject to the attachment was RMB 570,902 (approximately $80,409).

24.	SEGMENTS

General Information About Reportable Segments:

The Company operates in four reportable segments: retail pharmacy, wholesale medical devices, wholesale pharmaceuticals and medical services. The retail pharmacy segment sells prescription and OTC medicines, traditional Chinese medicines (“TCM”), healthcare supplies, and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug vendors. The medical services segment includes the hospitals acquired in February and April 2021.

To date, there were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments. The wholesale medical devices segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical devices dealers. Disclosure should relate to all segments.

The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker, who is the CEO of the Company, evaluates performance of each of the segments based on profit or loss from continuing operations net of income tax.

The Company’s reportable business segments are strategic business units that offer different products. Each segment is managed independently because they require different operations and each markets to distinct classes of customers.

Information about Reported Segment Profit or Loss and Segment Assets

BIMI, as the holding company, incurred a significant amount of general operating expenses, such as financing costs, that the Company’s chief operating decision maker did not allocate to segments to evaluate the segments performance and allocate recourse of the Company. In addition, except for depreciation and amortization of long-lived assets, the Company does not allocate the change in fair value of derivative liabilities and the amortization of discount of convertible notes to reporting segments in its reported profit or loss. The following amounts were used by the chief operating decision maker.

For the six months ended June 30, 2021	Retail pharmacy	Medical device wholesale	Drugs wholesale	Medical services	Others	Total
Revenues from external customers	$241,230	$916,193	$6,495,931	$3,732,974	$38,663	$11,424,991
Cost of revenues	$195,582	$697,321	$5,763,072	$2,093,533	$118,386	$8,867,894
Depreciation, depletion, and amortization expense	$10,390	$20,224	$1,365	$72,466	$11,266	$115,711
Profit (loss)	$(338,962)	$(45,013)	$176,675	$196,180	$(3,555,245)	$(3,566,365)
Total assets	$347,753	$6,967,640	$17,775,713	$7,455,277	$30,066,043	$62,612,425

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of June 30, 2021 and for the six months ended June 30, 2021.

>>Revenues
Total revenues from reportable segments	$14,121,913
Other revenues	38,663
Elimination of intersegments revenues	2,735,585
Total consolidated revenues	$11,424,991

>> Profit or loss
Total profit from reportable segments	$13,445
Elimination of intersegments profit or loss	2,325
Unallocated amount:
Amortization of discount of convertible notes	(1,386,586)
Other corporate expense	(2,190,899)
Total net loss	$(3,566,365)

>>Assets
Total assets from reportable segments	$32,546,382
Elimination of intersegments receivables	(8,999,782)
Unallocated amount:
Other unallocated assets – Xinrongxin	3,102,087
Other unallocated assets – Liaoning Boyi	185,382
Other unallocated assets – Dalian Boyi	20,173
Other unallocated assets – Chongqing Bimai	2,932,238
Other unallocated assets – BIMI	32,825,945
Total consolidated assets	$62,612,245

25.	ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each types of products

For the six months ended June 30, 2021 and 2020, respectively, the Company reported revenues for each type of products and services as follows:

	For the six months ended June 30,
	2021	2020
Medical devices	$916,193	$1,896,732
Medical services	3,732,974	2,331,221
Medicines (including pharmacy sales)	6,737,161	13,797
Total	$11,386,328	$4,241,750

(b)	Geographic areas information

For the six months ended June 30, 2021 and 2020, respectively, all the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of June 30, 2021 and 2020.

(c)	Major customers

For the six months ended June 30, 2021, no customer accounted for more than 10% of the Company’s total revenues. As of June 30, 2021, one customer account for 42.42% of the balance of accounts receivable.

(d)	Major vendors

For the six months ended June 30, 2021, no vendor accounted for more than 10% of the Company’s total purchases. As of June 30, 2021, no vendor account for more than 10% of the Company’s balance of accounts payable.

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

The Company’s interest-rate risk arises from convertible promissory notes, short-term and long-term loans. The Company manages interest rate risk by varying the issuance and maturity dates, fixing interest rate of debt, limiting the amount of debts, and continually monitoring the effects of market changes in interest rates. As of June 30, 2021 and December 31, 2020, respectively, the Convertible Notes and other outstanding notes, short-term and long-term loans were at fixed rates.

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

As used herein the terms “we”, “us”, “our,” “BIMI” and the “Company” mean, BIMI International Medical, Inc., a Delaware corporation and its subsidiaries.

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

The disposal of NF Group and Boqi Zhengji and the actions taken to fulfill the plans resulted in our classifying the businesses of NF Group and Boqi Zhengji as discontinued operations according to ASC 205-20 Presentation of Financial Statements – Discontinued Operation. The disposals of the NF Group and Boqi Zhengji were closed on June 23, 2020 and December 18, 2020, respectively. As a result, all of the assets and liabilities of the NF Group and Boqi Zhengji were reclassified as assets and liabilities of a discontinued operation in the Company’s consolidated balance sheets as of December 31, 2019 and the results of the operation of the NF Group are presented under the line item net loss from discontinued operations for the three and six months ended June 30, 2020.

On March 18, 2020, we completed the acquisition of Guanzan. The rationale for the acquisition was to further expand our healthcare operation by acquiring a medical devices and pharmaceuticals distribution business. The acquisition was is in line with our expansion strategy, which focuses on deeper penetration of the healthcare market in the Southwest region of China and gaining a wider footprint in the PRC.

On February 2, 2021, we acquired Guoyitang, the owner and operator of a private general hospital in Chongqing with 50 hospital beds and 98 employees, including 14 doctors, 28 nurses, 43 other medical staff and 13 non-medical staff. The Guoyitang acquisition enabled us to serve more individuals with medical needs and was the first step in our efforts to build a hospital chain specializing in obstetrics and gynecology.

On February 5, 2021, we acquired Zhongshan, a private hospital in the southeast region of China with 160 hospital beds (of which 110 beds are currently in use) and 95 employees, including 20 doctors, 48 nurses, 10 other medical staff and 17 non-medical staff. Zhongshan is a general hospital known for its complex minimally invasive surgeries and equipped with high-end diagnostics equipment and surgical instruments for gynecology and obstetrics use. The Zhongshan acquisition marked the second step in our effort to establish a nationwide hospital chain specializing in obstetrics and gynecology.

On May 6, 2021, we acquired three private hospitals operating in China, Wuzhou Qiangsheng Hospital Co.,Ltd.(“Qiangsheng”) in the southeast region of the PRC, Suzhou Eurasia Hospital Co.,Ltd. (“Eurasia”) in the central region of the PRC and Yunan Yuxi Minkang Hospital Co.,Ltd.(“Minkang”) in the southwest region of the PRC. Qiangsheng, Eurasia and Minkang were owned by the same owners. Qiangsheng has 20 hospital beds and 68 employees, including 10 doctors, 26 nurses, 14 other medical staff and 18 non-medical staff, and is a general hospital locally known for its OB/GYN and Chinese traditional medicine specialties. Eurasia has 30 hospital beds and 42 employees, including 11 doctors, 12 nurses, 4 other medical staff and 15 non-medical staff. Minkang has 120 hospital beds and 118 employees, including 28 doctors, 55 nurses, 12 other medical staff and 23 non-medical staff, and is a general hospital locally known for its OB/GYN and Chinese traditional medicine specialties.

BUSINESS SEGMENTS

The Company currently operates in four reportable segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and medical services. The retail pharmacy segment sells prescription and OTC medicines, TCM, healthcare supplies and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug wholesalers. There were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments. The wholesale medical device segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical device dealers. Medical services include private comprehensive hospitals operating in China.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $3,566,365 for the six months ended June 30, 2021 and as of June 30, 2021, the Company had an accumulated deficit of $16.5 million and a working capital deficit of $2.03 million. In addition, the Company continues to generate operating losses and has negative cash flow from its continuing operations. Primarily as a result of its operating loss in the first half year, the Company’s cash position from operating activities declined by $3.5 million in the six months ended June 30, 2021. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its stockholders or external financing, and (2) further implement management’s business plan to extend its operations and generate sufficient revenues and cash flow to meet its obligations.

In order to provide necessary financing, the Company entered into a securities purchase agreement on May 18, 2020 (the “May SPA”) with two institutional investors (each an “Institutional Investor” and collectively the “Institutional Investors”) to sell a new series of senior secured convertible notes (the “Convertible Notes”) of the Company in a private placement, in the aggregate principal amount of $6,550,000 having an aggregate original issue discount of 19.85%, and ranking senior to all outstanding and future indebtedness of the Company. On June 2, 2020, two Convertible Notes in an aggregate original principal amount of $4,450,000 were issued to the Institutional Investors. On February 24, 2021 additional Convertible Notes in the aggregate original principal amount of $5,400,000 were issued to the same Institutional Investors. See “LIQUIDITY AND CAPITAL RESOURCES.”

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provide the opportunity for the Company to continue as a going concern.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $1,205,824 and $1,236,830, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $7,541 and $7,463, respectively.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of June 30, 2021 and December 31, 2020, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $62,675 and $9,825, respectively.

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

Intangible assets consist primarily of management system software. Intangible assets are stated at cost less accumulated amortization and impairment, if any. Intangible assets are amortized using the straight-line method with the following estimated useful lives:

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

Goodwill is tested for impairment at the reporting unit level on at least an annual basis or when an event occurs, or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. These events or circumstances include a significant change in stock prices, business environment, legal factors, financial performances, competition, or events affecting the reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The estimation of fair value of a reporting unit using a discounted cash flow methodology also requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, estimation of the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the reporting unit.

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

We enter into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. We account for these arrangements in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determine the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimate and assumption changes. Under the terms of the new accounting standard, increases in the trading price of our common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of our common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the three and six months ended June 30, 2021 the Company operated in four reportable segments: retail pharmacy, wholesale medical devices, wholesale pharmaceuticals and medical services in the PRC. For the three and six months ended June 30, 2020, the Company operated in three reportable segments: retail pharmacy, wholesale medical devices and wholesale pharmaceuticals.

●	Recent accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company will adopt this guidance effective October 1, 2021. The Company is currently evaluating the impact of its pending adoption of this guidance on its consolidated financial statements but does not expect this guidance will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-05, Targeted Transition Relief. For public entities, ASU 2016-13 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an emerging growth company, the Company plans to adopt this guidance effective October 1, 2023. The Company is currently evaluating the impact of its pending adoption of ASU 2016-13 on its consolidated financial statements but does not expect this guidance will have a material impact on its consolidated financial statements.

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

During the epidemic outbreak of 2020, our pharmacies experienced significant difficulty in obtaining products including prescription drugs, OTC drugs, TCM, nutritional supplements, sundry products and medical consumables from our suppliers for resale, pending the settlement of several large court judgements against Boqi Zhengji in favor of such suppliers. As a result, our retail pharmacy business had minimal sales. On December 11, 2020, we entered into a Termination and Release Agreement (the with the four individuals who sold Boqi Zhengji to the Company. The four individuals confirmed that Boqi Zhengji’s performance targets as stipulated in the Stock Purchase Agreement would not be met, and therefore they would not be eligible to receive the Cash Consideration or any other additional payments.

Our operations have not been materially impacted by the pandemic in 2021.

Since the acquisition of Guanzan Group, our wholesale distribution of medical devices and pharmaceuticals made a significant contribution to our company. We started to focus on deeper penetration of the healthcare market in the Southwest region of China and gained a wider footprint in the PRC. We decided to re-focus our retail pharmacy business to Chongqing. By the end of 2020, we had opened five (5) retail pharmacies branded “Lijiantang”. We intend to open additional pharmacy stores to expand the geographic coverage of our pharmacy business.

Guoyitang and Zhongshan were acquired during February 2021 as part our plan to establish a more comprehensive healthcare platform, promote innovative internet healthcare services and to create a regional healthcare partnership. On May 6, we acquired three private hospitals, Qiangsheng, Eurasia and Minkang.We believe that the hospital acquisitions will also accelerate our online-to-offline strategy. We believe that the online-to-offline platform, in combination with enhanced drug delivery and future telemedicine services, will help the hospitals expand the coverage of their services and offer better services to patients.

We plan to form partnerships with hospitals with regional reputation and emerging medical services facilities, with the goal of making quality medical care more accessible to the wider public, especially in less-developed areas, to provide health management and healthcare services for both urban and rural residents alike in a more inclusive and coherent manner.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities markets and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Since this document is relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on companies like us.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2021 and 2020 of consolidated results of operations:

	For the three months ended June 30,			Comparison
	2021	% of Revenues	2020	Amount increase (decrease)	Percentage increase (decrease)
Revenues	$9,256,987	100%	$3,803,257	$5,453,730	143%
Cost of revenues	7,292,152	79%	3,071,476	4,220,676	137%
Gross profit	1,964,835	21%	731,781	1,233,054	169%
Operating expenses	2,115,279	23%	2,989,489	(874,210)	(29)%
Other income (expenses), net	(112,040)	(1)%	6,920,481	(7,032,521)	(102)%
Income (loss) before income tax	(262,484)	(3)%	4,662,773	(4,925,257)	(106)%
Income tax expense	13,255	0.1%	43,271	(30,016)	(69)%
Net income (loss) from continuing operations	(275,739)	(3)%	4,619,502	(4,895,241)	(106)%
Income from operations of discontinued operations	-	0%	54,352	(54,352)	(100)%
Less: non-controlling interest	246	0%	33,590	(33,344)	(99)%
Net income (loss) attributable to BIMI International Medical Inc.	$(275,985)	(3)%	$4,640,264	$(4,916,249)	(106)%

Comparison of the six months ended June 30, 2021 and 2020 of consolidated results of operations:

	For the six months ended June 30,			Comparison
	2021	% of Revenues	2020	Amount increase (decrease)	Percentage increase (decrease)
Revenues	$11,424,991	100%	$4,217,841	$7,207,150	171%
Cost of revenues	8,867,894	78%	3,403,775	5,464,119	161%
Gross profit	2,557,097	22%	814,066	1,743,031	214%
Operating expenses	5,947,929	52%	4,395,511	1,552,418	35%
Other income (expenses), net	(143,530)	(1)%	6,898,252	(7,041,782)	(102)%
Income (loss) before income tax	(3,534,362)	(31)%	3,316,807	(6,815,169)	(207)%
Income tax expense	32,003	0.3%	44,539	(12,536)	(28)%
Net loss from continuing operations	(3,566,365)	(32)%	3,272,268	(6,838,633)	(209)%
Loss from operations of discontinued operations	-	0%	(800,605)	800,605	(100)%
Less: non-controlling interest	42,861	0.4%	26,274	16,587	63%
Net income (loss) attributable to BIMI International Medical Inc.	$(3,609,226)	(32)%	$2,445,389	$(6,054,615)	(248)%

Revenues

Revenues for the three months ended June 30, 2021 and 2020 were $9,256,987 and $3,803,257, respectively. Compared with the three months ended June 30, 2020, revenue increased by $5,453,730, mainly due to the increase in sales of wholesale pharmaceuticals of $3,090,309 and medical services of $3,028,487. Revenues for the six months ended June 30, 2021 and 2020 were $11,424,991 and $4,217,841, respectively. Compared with the same period in 2020, revenue increased by $7,027,150, mainly due to the increase in sales of wholesale pharmaceuticals of $4,188,620 and medical services of $3,732,974.

The significant increase in revenues for the three and six months ended June 30, 2021 were primarily attributable to (1) the focus on gaining wholesale pharmaceutical companies as our major customers and the termination of some customers with a history of poor payment; (2) the operations of our newly-acquired five hospitals.

Revenues from retail pharmacy segment for the three and six months ended June 30, 2021 were $121,117 and $241,230 which were generated from 5 retail pharmacy stores in Chongqing. Our first pharmacy in Chongqing was opened in May 2020.

Revenues from retail pharmacy segment for the three and six months ended June 30, 2020 were $1,483 and $13,797 which were generated from Boqi Zhengji, a discontinued operation. Due to Covid-19, the local lockdown policy had an adverse effect on our Boqi Zhengji retail pharmacy business in which our retail pharmacy stores generated $12,314 of revenue during the first quarter of 2020. During the second quarter of 2020, we experienced significant difficulty in obtaining products from our suppliers for resale, pending the settlement of several large court judgements against Boqi Zhengji in favor of such suppliers. As a result, our retail pharmacy business had minimal sales in the six months ended June 30, 2020.

Revenues from wholesale medical devices segment for the three months ended June 30, 2021 and 2020 was $851,754 and $1,648,746 respectively. Revenues from wholesale medical devices segment for the six months ended June 30, 2021 and 2020 was $916,193 and 1,896,773, respectively. Compared to the same periods in 2020, the decreases in revenues from wholesale medical devices segment in both the three and six months ended June 30, 2021 were due to the unusually longer ordering and shipping process for large-scale medical devices in these periods in 2021. We don’t recognize revenues from the sale of medical devices until the customers have received the medical devices, and longer processing time for large-scale medical devices resulted in a longer revenue recognition cycle.

Revenues from the wholesale pharmaceuticals segment for the three months ended June 30, 2021 and 2020 were $5,231,063 and $2,140,754 respectively. Revenues from the wholesale pharmaceuticals segment for the six months ended June 30, 2021 and 2020 were $6,495,931 and $2,307,311, respectively. Compared with the same periods in 2020, the main reason for the increases were the changes in our customers as we started to develop business relationships with larger wholesale pharmaceutical companies and terminated our business with some customers who had a poor payment history. Moreover, the wholesale pharmaceuticals segment was acquired in March 2020 and the revenues for the three months ended March 31, 2020 were minimal.

Revenues from medical services segment for the three months ended June 30,2021 were $3,028,487. Revenue from medical services segment for the six months ended June 30, 2021 were $3,732,974. These revenues reflect the revenues generated by the Guoyitang and Zhongshan hospitals acquired in February 2021 and the Minkang, Eurasia and Qiangsheng hospitals acquired in May 2021.

Cost of revenues

Cost of revenues for the three months ended June 30, 2021 and 2020 were $7,292,151 and $3,071,476 respectively. Cost of revenues for the six months ended June 30, 2021 and 2020 were $8,867,894 and $3,403,775, respectively.

Cost of revenues of our retail pharmacy segment consists primarily of the cost of the pharmaceuticals, medical devices and other products that we sell to customers. For the three and six months ended June 30, 2021, cost of revenues of our retail pharmacy segment were $96,087 and $195,582, respectively. For the six and three months ended June 30, 2020, cost of revenues of our discontinued retail pharmacy operations in Dalian were $198,410 and $68,927, respectively, including an inventory impairment of $68,600 that resulted from the expiration of a large portion of our products because of the local lockdown.

Cost of revenues of our wholesale medical devices segment consists primarily of cost of medical devices, medical consumables and costs related directly to contracts with customers. For the three months ended June 30, 2021 and 2020, the cost of revenues of our wholesale medical devices segment was $666,860 and $1,265,588, respectively. For the six months ended June 30, 2021 and 2020, the cost of revenues of the wholesale medical devices segment was $697,321 and $1,464,624, respectively. The decreases in the three and six months periods in 2021 are mainly due to the decrease in revenue from wholesale medical devices segment in 2021.

Cost of revenues of our wholesale pharmaceuticals segment consists primarily of the cost of medicines, medical consumables and costs related directly to contracts with customers. For the three months ended June 30, 2021 and 2020, the cost of revenues of our wholesale pharmaceuticals segment were $4,956,216 and $1,593,497, respectively. For the six months ended June 30, 2021 and 2020, the cost of revenues of our wholesale pharmaceuticals segment were $5,763,072 and $1,726,760, respectively. The increase in both the three and six month periods in 2021 is mainly due to the increase in revenue from the wholesale pharmaceuticals segment in 2021.

Cost of revenues of our medical services consists primarily of the cost of medicine, doctor and nurses’ salaries and rental expense. For the three and six months ended June 30, 2021, the cost of revenues of the medical services segment were $1,454,726 and $2,093,533, respectively.

Gross margin

For the three months ended June 30, 2021 and 2020, we had gross margins of 21.2% and 19.2%, respectively. For the three months ended June 30, 2021 and 2020, the gross profit margin of our: (i) retail pharmacy segment was 20.7% (in 2021; (ii) wholesale medical devices segment were 21.7% and 23.2%, respectively; (iii) wholesale pharmaceuticals segments were 5.3% and 25.6%, respectively; and (iv) medical services segment was 52.0% in 2021.

For the six months ended June 30, 2021 and 2020, we had gross margins of 22.4% and 19.3%, respectively. For the six months ended June 30, 2021 and 2020, the gross profit margin of our: (i) retail pharmacy segment was 18.9% in 2021; (ii) wholesale medical devices segment were 23.9% and 22.8%, respectively; (iii) wholesale pharmaceuticals segments were 11.3% and 25.2%, respectively; and (iv) medical services segment was 43.9% in 2021.

Operating expenses

Operating expenses consist mainly of auditing and legal service fees, other professional service fees, directors’ and officers’ compensation expenses, meeting and promotional expenses, depreciation and amortization of items not associated with production, office rental fee and utilities.

Operating expenses were $2,115,279 for the three months ended June 30, 2021 as compared to $2,989,489 for the same period in 2020, a decrease of $874,210 or 29.2%. The decrease is primarily attributable to the amortization in 2020 of the discounts relating to the Convertible Notes issued in the second quarter of 2020.

Operating expenses were $5,947,929 for the six months ended June 30, 2021 as compared to $4,395,511 for the same period in 2020, an increase of $1,552,418 or 35.3%. The increase in operating expenses is primarily attributable to the acquisition of Guanzan Group in March 2020 and the acquisition of the hospitals operated by the medical services segment.

Operating expenses of the retail pharmacy segment for the three and six months ended June 30, 2021 were $209,205 and $387,171. Operating expenses of the retail pharmacy segment for the three months ended June 30, 2020 were $306,097, which included $256,511 of amortization of the intangible assets recognized in the acquisition of Boqi Zhengji. Operating expenses of the retail pharmacy segment for the six months ended June 30, 2020 were $651,528, which included $513,022 of amortization of the intangible assets recognized in the acquisition of Boqi Zhengji.

Operating expenses of the wholesale medical devices segment for the three and six months ended June 30, 2021 were $105,944 and $226,527, respectively. Operating expenses of the wholesale medical devices segment for the three months ended June 30, 2020 were $2,108, which amount reflects the recovery of funds previously written off as bad debts. Operating expenses of the wholesale medical devices segment for the six months ended June 30, 2020 were $14,858.

Operating expenses of the wholesale pharmaceuticals segment for the three months ended June 30, 2021 and 2020 were $269,704 and $495,761, respectively. Operating expenses of the wholesale pharmaceuticals segment for the six months ended June 30, 2021 and 2020 were $480,598 and $530,522, respectively. Compared to the same period in 2020, the decrease in operating expenses is primarily attributable to better budgeting and expenses management.

Operating expenses of medical services segment for the three and six months ended June 30, 2021 were $922,511 and $1,241,680, respectively.

For the three months ended June 30, 2021, operating expenses of $41,100 were allocated to the parent company, which primarily related to audit fees paid during the second quarter of 2021. For the six months ended June 30, 2021, operating expenses of $2,814,940 were allocated to the parent company, which primarily related to the general operating expenses of $1,207,835 incurred by the parent company and Xinrongxin, as holding companies and the amortization of the discount relating to the convertible notes issued in 2021 in the amount of $1,607,105.

Other income (expenses)

For three months ended June 30, 2021, we had $112,040 of other expenses, net that included $18,158 of other expenses and $93,882 of interest expenses from short-term bank loans and long-term bank loans of the Guanzan Group and the Guoyitang and Zhongshan hospitals. For six months ended June 30, 2021, we had $143,530 of other expenses, net that included $5,293 of other expenses and $138,237 of interest expenses from the short-term bank loans and long-term bank loans of the Guanzan Group and the Guoyitang and Zhongshan hospitals.

For the three months ended June 30, 2020, we reported other income of $6,986,717 and other interest expense of $48,236. For the six months ended June 30, 2020, we reported other income of $6,968,172 and other interest expense of $69,920. Other income in both periods includes the gain generated from the disposal of the NF Group.

Net income (loss) from continuing operation

Net loss from continuing operations were $275,739 and $3,566,365 for the three and six months ended June 30, 2021, respectively. Net income from continuing operations were $4,619,502 and $3,272,268 for the three and six months ended June 30, 2020, respectively.

Loss from operations of discontinued operations

The operations of the NF Group are classified as discontinued operations. Loss from the NF Group’s operation was $800,605 for the six months ended June 30, 2020.

Net income (loss)

As a result of the foregoing, our net losses were $275,239 and $3,566,365 for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020 we had net income of $4,673,854 and $2,471,663, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2021, we had cash of $631,214 and a working capital deficit of $2.03 million as compared to cash of $135,309 and working capital of $9,619,274 at December 31, 2020.

During the period between September 27, 2019 and February 13, 2020, we sold $1,534,250 of convertible notes to various investors that matured during the period beginning September 27, 2020 and ending on February 13, 2021. Each of these notes was issued for a term of 12 months, carrying 6% annual interest rate and convertible into the Company’s common stock. According to the applicable agreements, each holder of such notes had the right during the period beginning one hundred eighty (180) calendar days following the date of their issuance and ending on the maturity date, to convert all or any part of the outstanding and unpaid principal into shares of common stock. All of the above notes, other than a note in the amount $74,473, were converted into shares of our common stock during the year ended December 31, 2020. The remaining note of $74,473 was converted into shares of the Company’s common stock on February 3, 2021.

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

On May 18, 2020, we entered into the May SPA with the Institutional Investors to sell $6,550,000 of our Convertible Notes at an aggregate original issue discount of 19.85% and ranking senior to all outstanding and future indebtedness of the Company. The Convertible Notes do not bear interest except upon the occurrence of an event of default.

Pursuant to the May SPA, two 2020 Convertible Notes, each in the face amount of $2,225,000, were issued to the Institutional Investors in consideration of the payment of $1,750,000 in cash for each Convertible Note. The Convertible Notes mature on the eighteen-month anniversary of the issuance date, are payable in installments and are convertible at the election of the investors at the conversion price of $2.59 per share, subject to adjustment in the event of default. Each investor also received a warrant to purchase 650,000 shares of our company’s common stock at an initial exercise price of $2.845 per share. The placement agent for the private placement received a warrant to purchase up to 171,845 shares of our common stock at an initial exercise price of $2.845 per share, subject to increase based on the number of shares of common stock issued pursuant to the 2020 Notes. Pursuant to the May SPA, additional convertible notes in an aggregate original face amount not to exceed $2,100,000 (the “Additional Notes”) could also be issued to the Institutional Investors under certain circumstances. On February 24, 2021, we entered into an amendment to the May SPA with the Institutional Investors to increase the amount of the Additional Notes by $3,300,000 to $5,400,000. On February 26, 2021, Additional Notes in an aggregate original principal amount of $5,400,000 were issued to the Institutional Investors, together with the issuance of warrants to acquire an aggregate of 760,000 shares of common stock at an initial exercise price of $2.845 per share. The placement agent for the private placement received a warrant to purchase up to 173,745 shares of our common stock at an initial exercise price of $2.845 per share, subject to increase based on the number of shares of common stock issued pursuant to the Additional Notes.

In connection with the May SPA, the Institutional Investors and the Chairman of the Board our company, Mr. Yongquan Bi, entered into a Shareholder Pledge Agreement, pursuant to which Mr. Bi agreed to pledge 1.5 million shares of common stock beneficially owned by him, in favor of the Institutional Investors to secure the performance of our obligations in the above two private placement transactions.

On June 23, 2020, we completed the disposition of the NF Group, at which time we received $10 million from the buyer,

On December 11, 2020, we entered into the Release Agreement extinguishing our obligation to pay any additional consideration in connection with the purchase of Boqi Zhengji. We subsequently sold all the issued and outstanding shares of the capital stock of Boqi Zhengji in consideration of $1,700,000 on December 11, 2020.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2021 and 2020, respectively.

	For the six months ended June 30,
	2021	2020
Net cash used in operating activities	$(3,589,450)	$(3,429,513)
Net cash provided by(used in) investing activities	(287,702)	95,220
Net cash provided by financing activities	4,255,662	4,000,531
Exchange rate effect on cash	117,396	(593,510)
Net cash inflow	$495,906	$72,728

Operating Activities

We used $3,589,450 in our continuing operations during the six months ended June 30, 2021, as compared to $3,636,187 used in continuing operating activities and $206,674 provided by discontinued operating activities during the six months ended June 30, 2020.

Net loss from our operation (before non-cash adjustments) was $3.56 million for the six months ended June 30, 2021 compared to net income of $3.27 million incurred in the same period in 2020. The decrease is attributable to: (1) the increase in fees paid for external professional services as a result of increased auditing and legal services of approximately $0.59 million; (2) increase of amortization of discount on the Additional Notes of $0.67 million; and (3) significant changes in account receivables, inventories, accounts payable and advances from customers.

During the six months ended June 30, 2020, adjustments for non-cash items primarily included the gain recorded on the disposal of the NF Group in the amount of $6.94 million, amortization of convertible notes of $1.075 million and depreciation and amortization expenses of $245,300.

Investing Activities

Cash used in investing activities was $287,702 for the six months ended June 30, 2021 compared to $95,220 of cash provided by investing activities for the same period in 2020. Cash used in investing activities for the six months ended June 30, 2021 included $75,192 and $12,341 of cash received from the acquisition of the Guoyitang and Zhongshan and the acquisition of Minkang, Eurasia and Qiangsheng Hospitals, and $375,235 paid for the purchase of property, plant and equipment.

Cash provided by investing activities for the six months ended June 30, 2020 was $95,220 received in the acquisition of the Guanzan Group.

Financing Activities

Cash provided by our financing activities was $4,255,662 for the six months ended June 30, 2021, as compared to $4,159,357 provided by financing activities from continuing operations and $158,826 used in discontinued financing activities for the six months ended June 30, 2020.

For the six months ended June 30, 2021, cash provided by our financing activities included $4,065,500 of net proceeds from the issuance of the Additional Notes, $553,490 from bank loans, $164,841 from related party loans, offset by the repayment of $350,416 of long-term loans and the $177,253 repayment of short-term loans.

During the six months ended June 30, 2020, we raised $3.46 million through the issuance of the Convertible Notes and $0.68 million from related party loans. The proceeds from the sale of the NF Group were not included in cash flows during the period.

Management believes that the continued implementation of its strategic plan will provide the Company with the resources to fund its operations for the next twelve months. In addition, the Company believes it will recover the $3,065,118 prepayment it made in connection with its plan to acquire Chongqing Cogmer Biology Technology Co., Ltd. The continuation of the Company as a going concern through the next twelve months is dependent upon: (1) the continued financial support from its stockholders or external financing, and (2) further implementation of management’s business plan to generate sufficient revenues and cash flow to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurance to that it will be successful in either respect.

Contractual Obligations

As of June 30, 2021 we had contractual obligations of $25,178,043, consisting of: (i) a $6,100,723 contractual obligation, which is the maximum amount of the cash consideration for the Guoyitang acquisition, which is subject to post-closing adjustments; (ii) a $6,100,723 contractual obligation, which is the maximum amount of the cash consideration for the Zhongshan acquisition, which is subject to post-closing adjustments; (iii) a $3,065,181 contractual obligation, which is the maximum amount of the cash consideration for the acquisition of the Guanzan Group, which is subject to post-closing adjustments; and (iv) a $9,911,416 contractual obligation, which is the maximum amount of the cash consideration for the acquisition of the Minkang, Eurasia and Qiangsheng hospitals, which is subject to post-closing adjustments.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of June 30, 2021, and during the period prior were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the six months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities markets and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Since this document is relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on companies like us.

If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 2, 2021, we issued 2,000,000 shares of our common stock as the Guoyitang Stock Consideration.

On February 2, 2021, we entered into a consulting agreement with Real Miracle Investments Limited for consulting services. On February 5, 2021, we issued 250,000 shares of the Company’s common stock to the consultant in consideration for services rendered.

On March 26, 2021, we issued 2,000,000 shares of our common stock as the Zhongshan Stock Consideration.

On April 20, 2021, the Company issued 4,000,000 shares of our common stock as stock consideration for the Acquisition of Minkang, Qiangsheng and Eurasia hospitals.

On April 29, 2021, we issued 500,000 shares of our common stock as payment for improvements to our offices in Chongqing.

All of such issuances were made in reliance on Regulation S.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The list of Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q are set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

Exhibit Number	Description	Incorporated by Reference to
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BIMI International Medical Inc.
(Registrant)

Date: August 16, 2021	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: August 16, 2021	By:	/s/ Yanhong Xue
Yanhong Xue
Chief Financial Officer