Form 10-Q
period 2021-09-30
BIMI International Medical Inc.
filed 2021-11-15
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The aggregate market value of the voting common stock of the issuer held by non-affiliates computed by reference to the closing price of the registrant as of September 30, 2021 was approximately $ 23,312,389.

As of November 15, 2021, the registrant had 36,566,651 shares of common stock, par value $.001 per share, issued and shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS	Unaudited
CURRENT ASSETS
Cash	$209,803	$135,309
Restricted Cash	4,641	-
Accounts receivable, net	11,621,052	6,686,552
Advances to suppliers	4,387,191	2,693,325
Amount due from related parties	441,301	-
Inventories	2,117,486	735,351
Prepayments and other receivables	7,521,587	14,880,526
Operating lease-right of use assets-current	-	53,425
Total current assets	26,303,061	25,184,488
NON-CURRENT ASSETS
Deferred tax assets	204,181	193,211
Property, plant and equipment, net	2,517,863	910,208
Intangible assets, net	17,734	-
Operating lease-right of use assets	3,593,297	-
Goodwill	30,442,738	6,914,232

Total non-current assets	36,775,813	8,017,651

TOTAL ASSETS	$63,078,874	$33,202,139

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$1,143,183	$904,228
Long-term loans due within one year	-	34,201
Convertible promissory notes, net	4,831,736	3,328,447
Accounts payable, trade	13,469,931	5,852,050
Advances from customers	392,485	194,086
Amount due to related parties	839,473	226,514
Taxes payable	665,405	773,649
Other payables and accrued liabilities	2,142,202	4,228,976
lease liabilities-current	702,789	23,063

Total current liabilities	24,187,204	15,565,214

Long-term loans – non-current portion	794,538	720,997
Lease liabilities -non-current	3,308,881	22,457
TOTAL LIABILITIES	$28,290,623	16,308,668

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized; 32,423,350 and 13,254,587 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	32,423	13,254
Additional paid-in capital	49,580,126	26,344,920
Statutory reserves	2,263,857	2,263,857
Accumulated deficits	(18,227,631)	(12,914,973)
Accumulated other comprehensive income	880,807	1,003,392

Total BIMI International Medical Inc.’s equity	34,529,582	16,710,450

NONCONTROLLING INTERESTS	258,669	183,021

Total equity	34,788,251	16,893,471

Total liabilities and equity	$63,078,874	33,202,139

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the three months ended September 30		For the nine months ended September 30
	2021	2020	2021	2020

REVENUES	$13,777,494	$3,091,071	25,202,485	$7,317,449

COST OF REVENUES	11,748,385	2,833,793	20,616,279	6,240,962

GROSS PROFIT	2,029,109	257,278	4,586,206	1,076,487

OPERATING EXPENSES:
Sales and marketing	1,202,387	377,977	2,429,401	1,028,746
General and administrative	2,372,056	1,311,985	7,092,971	5,554,939
Total operating expenses	3,574,443	1,689,962	9,522,372	6,583,685

LOSS FROM OPERATIONS	(1,545,334)	(1,432,684)	(4,936,166)	(5,507,198)

OTHER INCOME (EXPENSE)
Interest expense	(84,310)	(339,780)	(222,547)	(717,226)
Other income (expense)	(74,302)	5,247	(79,595)	6,973,409
Total other income (expense), net	(158,612)	(334,533)	(302,142)	6,256,183

INCOME (LOSS) BEFORE INCOME TAXES	(1,703,946)	(1,767,217)	(5,238,308)	748,985

PROVISION FOR INCOME TAXES	5,930	93,356	37,933	137,895

NET INCOME (LOSS)	(1,709,876)	(1,860,573)	(5,276,241)	611,090
Less: net income (loss) attributable to non-controlling interest	(6,444)	49,374	36,417	75,648
NET INCOME (LOSS) ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICIAL INC.	$(1,703,432)	$(1,909,947)	$(5,312,658)	$535,442

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(128,005)	(108,236)	(126,893)	34,802
TOTAL COMPREHENSIVE INCOME (LOSS)	(1,837,881)	(1,968,809)	(5,403,134)	645,892
Less: comprehensive income (loss) attributable to noncontrolling interest	(6,400)	1,193	(6,345)	(1,408)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICIAL INC.	(1,831,481)	(1,970,002)	(5,396,789)	$647,300

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	27,084,325	10,505,821	22,864,269	9,987,848

EARNINGS (LOSS) PER SHARE
Net income (loss) - basic and diluted	$(0.06)	$(0.19)	$(0.23)	$0.05

The accompanying notes are an integral part of the consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,276,241)	$611,090
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	179,147	810,264
Profit on disposal of NF Group	-	(6,944,469)
Stock compensation	585,000	-
Allowance for doubtful accounts	94,037	(263,260)
Amortization of discount of convertible promissory notes	1,473,306	1,950,901
Change in derivative liabilities	-	43,224
Allowance for inventory provision	35,013	390,923
Impairment loss of intangible assets	-	903,573
Change in operating assets and liabilities
Accounts receivable	(5,028,537)	(1,284,400)
Advances to suppliers	(1,693,866)	418,847
Inventories	(1,417,149)	(2,928,419)
Prepayments and other receivables	2,464,793	(1,245,981)
Operating lease-right of use assets	(3,539,872)	-
Accounts payable, trade	7,617,880	4,844,674
Advances from customers	198,399	(707,586)
Taxes payable	(119,214)	(9,368)
Operating lease liabilities	3,966,150	-
Other payables and accrued liabilities	(2,086,772)	594,793
Net cash used in operating activities	(2,547,926)	(2,815,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of Guanzan Group	-	95,220
Cash received from sale of NF Group	-	10,375,444
Purchase of property, plant and equipment	(1,804,536)	(121,176)
Net cash provided by (used in) investing activities	(1,804,536)	10,349,488

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of short-term loans	(34,201)	(65,516)
Repayment of long-term loans	-	(48,164)
Net proceeds from issuance of convertible promissory notes	4,065,000	3,457,325
Proceeds from long-term loan	73,541	-
Proceeds from short-term loans	238,955	27,371
Amount financed from related parties	171,657	173,547

Net cash provided by financing activities	4,514,952	3,544,563

EFFECT OF EXCHANGE RATE ON CASH	(83,355)	471,155

INCREASE IN CASH	79,135	11,550,012

CASH AND CASH EQUIVALENTS, beginning of period	135,309	36,674

CASH AND CASH EQUIVALENTS, end of period	214,444	$11,586,686

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$49,037	$42,130
Cash paid for interest expense, net of capitalized interest	$128,973	$62,636

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of shares of common stock for the equity acquisition of Chongqing Guanzan Technology Co., Ltd.	$3,818,000	$2,717,000
Issuance of shares of common stock for equity acquisition of Zhongshan Chaohu Hospital	$3,480,000	$-
Issuance of shares of common stock for equity acquisition of Guoyitang Hospital	$3,820,000	$-
Issuance of shares of common stock for equity acquisition of Minkang,Qiangsheng and Eurasia hospitals	$5,930,619	$-
Issuance of shares of common stock for prepayment of equity acquisition of Zhuoda	1,452,000	-
Issuance of shares of common stock for payment of improvements to offices	$696,896	-
Goodwill recognized from equity acquisition of Zhongshan Chaohu Hospital	$10,443,494	$-
Goodwill recognized from equity acquisition of Guoyitang Hospital	$7,154,392	$-
Goodwill recognized from equity acquisition of Minkang, Qiangsheng and Eurasia hospitals	$5,930,619	$-
Intangible assets recognized from equity acquisition of Boqi Group	$-	$6,443,170
Outstanding payment for the equity acquisition of Chongqing Guanzan Technology Co., Ltd.	$-	$4,414,119
Outstanding payment for equity acquisition of Zhongshan Chaohu Hospital	$6,100,723	$-
Outstanding payment for equity acquisition of Guoyitang Hospital	$6,100,723	$-
Outstanding payment for equity acquisition of Minkang, Qiangsheng and Eurasia hospitals	$9,911,416	$-
Common stock to be issued upon conversion of convertible promissory notes	$738,223	$5,160,473

The accompanying notes are an integral part of the consolidated financial statements

BIMI INTERNATIONAL MEDICAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

BIMI International Medical, Inc. (the “Company” or “BIMI”), a healthcare products and services provider in China, was incorporated in the State of Delaware as Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to Global Broadcast Group, Inc. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, the Company changed its name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company changed its name to NF Energy Saving Corporation. On December 16, 2019, the Company changed its name to BOQI International Medical Inc., to reflect the Company’s refocus of its business from the energy saving industry to the health care industry and on June 21,2021, the Company changed its name to BIMI International Medical Inc.

Until October 14, 2019, the Company, through NF Energy Saving Investment Limited and its subsidiaries (the “NF Group”), operated in the energy saving enhancement technology industry in the People’s Republic of China (the “PRC”). The NF Group focused on providing services relating to energy saving technology, optimization design, energy saving reconstruction of pipeline networks and contractual energy management for the electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries in the PRC and the manufacture and sales of energy-saving flow control equipment. In late 2019, the Company committed to a plan to dispose of all its equity interests in the NF Group and on March 31, 2020, the Company entered into a stock purchase agreement to sell the NF Group. The sale of the NF Group closed on June 23, 2020. Please refer to NOTE 7 for additional information relating to the sale of the NF Group.

On October 14, 2019, the Company acquired 100% of the equity interests in Lasting Wisdom Holdings Limited (“Lasting”), a holding company incorporated under the laws of the British Virgin Islands (“BVI”), which through its subsidiaries owned Dalian Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Zhengji”). Boqi Zhengji operated 16 retail pharmacy stores in China at the time of the acquisition. Lasting also indirectly owns 100% equity interests in Dalian Boyi Technology Co., Ltd. (“Dalian Boyi”), a subsidiary established in January 2020 and responsible for the Company’s R&D and other technology related functions.

On December 11, 2020, the Company entered into a stock purchase agreement to sell Boqi Zhengji (not including Lasting). While the sale of Boqi Zhengji closed by the end of 2020, the governmental record was not updated until February 2, 2021 due to the Chinese government’s alternative working schedule and other delays caused by COVID-19.

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

On March 18, 2020, the Company, through its wholly owned subsidiary, Xinrongxin, acquired 100% of the equity interests in Chongqing Guanzan Technology Co., Ltd. (“Guanzan”). Guanzan holds an 95% equity interest in Chongqing Shude Pharmaceutical Co., Ltd. (“Shude”, collectively with Guanzan, the “Guanzan Group”). Guanzan also owns 100% equity interest in Chongqing Lijiantang Pharmaceutical Co. Ltd., a subsidiary established in May 2020 that operates five (5) retail pharmacy stores in China.

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

On April 9, 2021, the Company entered into a stock purchase agreement to acquire three private hospitals in the PRC, Wuzhou Qiangsheng Hospital (“Qiangsheng”), Suzhou Eurasia Hospital(“Eurasia”) and Yunnan Yuxi MinKang hospital (“Minkang”). The transaction closed on May 6, 2021.

On April 21, 2021, Bimai Hospital Management (Chongqing) Co. Ltd. was incorporated in the PRC by the Company to manage the operations of the Company’s medical devices segment.

On April 21, 2021, Pusheng Pharmaceutical Co., Ltd. was incorporated in the PRC by the Company to manage its wholesale distribution of generic drugs.

On September 10, 2021, the Company entered into a stock purchase agreement to acquire 100% of the equity interests in Chongqing Zhuoda Pharmaceutical Co., LTD (“Zhuoda”). The transaction closed on October 8, 2021.

As of September 30, 2021, the details of the Company’s major subsidiaries are as follows:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest held(%)
Lasting Wisdom Holdings Limited	British Virgin Island, a limited liability company	Investment holding	100

Pukung Limited	Hong Kong, a limited liability company	Investment holding	100

Beijing Xinrongxin Industrial Development Co., Ltd.	The PRC, a limited liability company	Investment holding	100

Boyi (Liaoning) Technology Co., Ltd	The PRC, a limited liability company	IT Technology service research and development	100

Dalian Boyi Technology Co., Ltd	The PRC, a limited liability company	IT Technology service research and development	100

Chongqing Guanzan Technology Co., Ltd.	The PRC, a limited liability company	Wholesale distribution of medical devices in the PRC	100

Chongqing Shude Pharmaceutical Co., Ltd.	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	95

Chongqing Lijiantang Pharmaceutical Co., Ltd.	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100

Bimai Pharmaceutical (Chongqing) Co., Ltd.	The PRC, a limited liability company	Investment holding	100

Chongqing Guoyitang Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100

Chongqing Huzhongtang Healthy Technology Co., Ltd.	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100

Chaohu Zhongshan Minimally Invasive Hospital Co. ,Ltd.	The PRC, a limited liability company	Hospital in the PRC	100

Yuannan Yuxi Minkang Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100

Wuzhou Qiangsheng Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100

Suzhou Eurasia Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100

Bimai Hospital Management (Chongqing) Co. Ltd	The PRC, a limited liability company	Hospital management in the PRC	100

Pusheng Pharmaceutical Co., Ltd	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100

2.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $5,276,241 for the nine months ended September 30, 2021 and as of September 30, 2021, the Company had an accumulated deficit of $18.2 million. In addition, the Company continues to generate operating losses and has negative cash flow from its continuing operations. Primarily as a result of its operating loss, the Company’s cash position from operating activities declined by $2.55 million in the nine months ended September 30, 2021. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

The unaudited condensed consolidated financial information as of September 30, 2021 and for the nine months ended September 30, 2021 and 2020 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2021 and its unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, and its unaudited condensed consolidated cash flows for the nine months ended September 30, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $1,283,537 and $1,236,830, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and suppliers of pharmaceuticals and medical devices.. The Company typically prepays for the purchase of merchandise, especially for scarce, personalized pharmaceuticals or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitors delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $7,508 and $7,463, respectively.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each warehouse and store location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of September 30, 2021 and December 31, 2020, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $44,308 and $9,825, respectively.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Building	20 years	5
Office equipment	3 years	5
Electronic equipment	3 years	5
Furniture	5 years	5
Medical equipment	10 years	5
Vehicles	4 years	5

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

The Company’s revenue is net of value added tax (“VAT”) collected on behalf of PRC tax authorities in respect to the sales of products. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

●	Cost of revenue

Cost of revenue consists primarily of cost of goods purchased from suppliers plus direct material costs for packaging and storage, rental expense, direct labor, which are directly attributable to the acquisition and maintenance of products for sale and providing medical services. Cost of revenues also include impairment losses for products which are obsolete or have expired, if any. Shipping and handling costs, associated with the distribution of finished products to customers, are borne by the customers.

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

For the nine months ended September 30, 2021 and 2020, the Company did not incur any interest or penalties associated with tax positions. As of September 30, 2021, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts all of its business in the PRC and is subject to tax in this jurisdiction. As a result of its corporate structure the Company files tax returns that are subject to examination by a foreign tax authority.

●	Value added tax

Sales revenue represents the invoiced value of goods sold , net of VAT.

All of the Company’s products that are sold in the PRC are subject to a VAT on the gross sales price. The VAT rates range up to 13% depending on the type of products sold. The VAT may be offset by VAT paid by the Company on its purchase activities of merchandises, raw materials, utilities, and other materials which cost was included in the cost of producing or acquiring its products for sales. The Company records a VAT payable net of payments if the VAT payable on the gross sales is larger than the VAT paid by the Company on purchase of finished goods; on the other hand, the Company records a VAT deductible in the accompanying financial statements net of any VAT payable at the end of reporting period.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	September 30, 2021	September 30, 2020
Period-end RMB:US$1 exchange rate	6.4854	6.8106
Nine months end average RMB:US$1 exchange rate	6.4714	6.9946

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the nine months ended September 30, 2021, the Company operated in four reportable segments: wholesale pharmaceuticals, wholesale medical devices, medical services and retail pharmacy in the PRC.

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

On February 1, 2020, the Company entered into an agreement to purchase all the issued and outstanding shares of Guanzan. Guanzan is a distributor of medical devices whose customers are primarily drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest of China. Guanzan also holds an 80% ownership interest in Shude. Guanzan holds business licenses in the PRC such as a Business Permit for Medical Devices and a Recordation Certificate for Business Activities Involving Class II Medical Devices, etc., which qualify Guanzan to engage in the distribution of medical devices in the PRC.

Shude is a pharmaceutical distributor that markets generic drugs. Shude’s customers include a wide range of clinics, private and public hospitals and pharmacies in the PRC. Shude holds PRC business licenses such as a Business Permit for Medical Devices and a Drug Wholesale Distribution License, which qualify Shude to engage in the distribution of medicines and medical devices in the PRC.

The acquisition agreement provided for the payment of RMB 100,000,000 (approximately $14,285,714), to be paid by the issuance of 950,000 shares of the Company’s common stock (the “Guanzan Stock Consideration”) and the payment of RMB 80,000,000 in cash (the “Guanzan Cash Consideration”). The Guanzan Stock Consideration was payable at closing and the Guanzan Cash Consideration, which was subject to post-closing adjustments based on the performance of Guanzan in the years ending December 31, 2020 and 2021The transaction closed on March 18, 2020.

On November 20, 2020, we entered into an agreement for the prepayment of a portion of the Guanzan Cash Consideration in the amount of RMB 20,000,000, in the form of shares of our Company’s common stock valued at $3.00 per share, in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020. On November 30, 2020, 1,000,000 shares of our common stock were issued to the designated assignees of the seller as the prepayment. Upon the approval of the Company’s shareholders, on August 27, 2021, the Company issued 4,600,000 shares of its common stock as payment in full for the balance of the post-closing consideration for the acquisition of Guanzan.

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

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Guanzan Group. Goodwill represent the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Guanzan Group at the acquisition date. Upon the Guanzan Acquisition, the Company recognized non-controlling interest in Shude in the amount of $46,295, representing the 20% non-controlling equity interest in Shude at the acquisition date. On April 9, 2021, the Company increased its equity interest in Shude from 80% to 95.2% by making a direct capital investment in Shude.

5.	THE ACQUISITION OF THE GUOYITANG HOSPITAL

On December 9, 2020, the Company entered into an agreement to acquire all of the outstanding equity of Guoyitang, the owner and operator of a private general hospital in Chongqing City, a southwest city of China, with 100 hospital beds. The aggregate purchase price for Guoyitang was $15,251,807 (RMB 100,000,000). Upon signing the agreement, 2,000,000 shares of common stock of BIMI and approximately $3,096,119 (RMB 20,000,000) was paid as partial consideration for the purchase of Guoyitang. The transaction closed on February 2, 2021. The balance of the purchase price in the amount of approximately $6,100,723 (RMB 40,000,000) is subject to post-closing adjustments based on the performance of Guoyitang in 2021 and 2022.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the acquisition of Guoyitang as of February 2, 2021:

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

On December 15, 2020, the Company entered into an agreement to acquire Zhongshan Hospital, a private hospital in the east region of China with 65 hospital beds. Zhongshan Hospital is a general hospital known for its complex minimally invasive surgeries. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Zhongshan Hospital in consideration of approximately $18,515,661 (RMB 120,000,000). As partial consideration, approximately $6,100,723 (RMB 40,000,000) was paid in cash at the closing and 2,000,000 shares of common stock of the Company were issued on February 2021. The balance of the purchase price of approximately $6,100,723 (RMB 40,000,000) is subject to post-closing adjustments based on the performance of Zhongshan Hospital in 2021 and 2022. The transaction closed on February 5, 2021.

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

On April 9, 2021, the Company and Chongqi Bimai entered into a stock purchase agreement to acquire three private hospitals in the PRC, Qiangsheng, Eurasia and Minkang. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Qiangsheng, Eurasia and Minkang in consideration of approximately $25,023,555 (RMB162,000,000) to paid by the issuance of 4,000,000 shares of common stock of the Company (the “April Stock Consideration”), the value of which was agreed to be RMB 78 million or $12 million and the payment of RMB 84,000,000 (approximately US$13,008,734) in cash (the “Cash Consideration”). The first payment of the Cash Consideration was RMB 20,000,000 (approximately $3,097,317). The second and third payments of the Cash Consideration of RMB 64,000,000 (approximately $9,911,416) are subject to post-closing adjustments based on the performance of Qiangsheng, Eurasia and Minkang in 2021 and 2022. The sellers can choose to receive the second and third payments in the form of the shares of common stock of the Company valued at $3.00 per share or in cash. The transaction closed on May 6, 2021, at which time the April Stock Consideration was issued.

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

On December 11, 2020, the Company entered into an agreement to sell Boqi Zhengji for $1,700,000. The sale of Boqi Zhengji closed on December 18, 2020. Upon closing, the Company ceased operating pharmacies in Dalian.

The Company determined that the plans and the subsequent actions taken to dispose of the NF Group and Boqi Zhengji qualified as discontinued operations under the criteria set forth in the ASC 205-20 Presentation of Financial Statements – Discontinued Operation. Upon closing of the two transaction, the Company ceased to be involved in the energy efficiency enhancement business and the operation of pharmacies in Dalian.

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

Accounts receivable mainly represent amounts due from customers and are recorded net of allowance for doubtful accounts. The Company offers several credit terms to the wholesale and medical device customers and the authorized retailer stores. The majority of the Company’s pharmacy retail and medical service revenues are derived from cash sales, except for sales to the government social security bureaus or commercial health insurance programs, which typically settle once a month.

The Company mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of historical bad debts, creditworthiness and financial conditions of the clients, current economic trends and changes in client payment patterns. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted and the potential for recovery is considered remote. As of September 30, 2021 and December 31, 2020, accounts receivable consisted of the following:

	September 30, 2021	December 31, 2020
Accounts receivable, cost	$12,904,589	$7,923,382
Less: allowance for doubtful accounts	(1,283,537)	(1,236,830)
Accounts receivable, net	$11,621,052	$6,686,552

The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. The Company accrued an allowance of $ $72,478 during the nine months ended September 30, 2021.

10.	ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandises for sale in the ordinary course of business. As of September 30, 2021 and December 31, 2020, the Company reported advances to suppliers as follow:

	September 30, 2021	December 31, 2020
Advances to suppliers, cost	$4,394,699	$2,700,788
Less: allowance for doubtful accounts	(7,508)	(7,463)
Advances to suppliers, net	$4,387,191	$2,693,325

Excluding the effect of the foreign exchange rate, no bad debt expenses were accrued for doubtful accounts relating to advances to suppliers for the nine months ended September 30, 2021.

11.	INVENTORIES

The Company’s inventories consist of pharmaceuticals and medical devices that were purchased from third parties and sold in our retail pharmacy stores and maintained by our hospitals for the provision of medical service and wholesale to third party pharmacies, clinics, hospitals, etc. Inventories consisted of the following:

	September 30, 2020	December 31, 2020
Medicine	$1,826,038	$196,506
Medical devices	335,756	548,670
Less: allowance for obsolete and expired inventory	(44,308)	(9,825)
	$2,117,486	$735,351

For the nine months ended September 30, 2021 and 2020, the Company accrued an allowance of $35,013 and $390,923 for obsolete and expired items, respectively.

12.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for retail stores, hospitals and office facilities, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021	December 31, 2020
Deposit for rental	$107,703	11,050
Prepaid rental fee and improvements of offices	3,303	37,687
Deposit for purchase of medical devices	-	28,113
Receivables from convertible bonds	-	1,500,000
Deferred offering cost	363,680	889,971
Prepayment for acquisition of Guoyitang	-	9,195,543
Deposit for acquisition of Cogmer	3,083,850	3,065,181
Prepayment for acquisition of Guanzan	1,449,715	-
Prepayment for acquisition of Zhuoda	1,452,000	-
VAT deductibles	172,090	-
Advances to employees for business development	116,445
Receivables from third parties	581,066	-
Others	201,137	162,326
Less: allowance for doubtful accounts	(9,402)	(9,345)
Prepayments and other receivables, net	$7,521,587	14,880,526

In 2020, we made a deposit of $3,083,850 in connection with the pending acquisition of Chongqing Cogmer Biology Technology Co., Ltd. The transaction was subsequently canceled and we expect to receive the refund of the deposit in December of 2021.

On September 10, 2021, the Company entered into a stock purchase agreement to acquire 100% of the equity interests in Zhuoda, a distributor of pharmaceuticals and biologicals in the People’s Republic of China. The aggregate purchase price for the equity interests was US$11,617,500 (RMB 75,000,000), to be paid in shares of BIMI’s common stock. The closing consideration was 2,200,000 shares of common stock of BIMI valued by the parties at RMB 43,560,000, or $3.00 per share (approximately US$6,600,000). For accounting purposes the payment was valued at $1,452,000. The transaction closed effective October 8, 2021 when the transaction was recorded by governmental authorities. The balance of the purchase price in the amount of US$4,800,000 (RMB 31,680,000) is subject to post-closing adjustments based on the performance of Zhuoda in 2022 and 2023.

Management evaluates the recoverable value of these balances periodically in accordance with the Company’s policies. For the nine months ended September 30, 2021 and 2020, the Company accrued allowances for doubtful accounts of $0 and $16,797, respectively.

13.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Building	$804,907	$800,035
Office equipment	462,429	38,769
Electronic equipment	1,440,074	49,507
Furniture	30,889	151
Medical equipment	2,389,345	-
Vehicles	192,889	130,532
	5,320,533	1,018,994
Less: accumulated depreciation	(2,802,670)	(108,786)
Property, plant and equipment, net	$2,517,863	$910,208

Depreciation expense for the nine months ended September 30, 2021 and 2020 were $175,749 and $38,446, respectively.

14.	Intangible assets

	September 30, 2021	December 31, 2020
Software	$21,132	$-
	21,132	-
Less: accumulated amortization	(3,398)	-
Intangible assets, net	$17,734	$-

Amortization expense for the nine months ended September 30, 2021 and 2020 were $3,398 and $Nil, respectively.

15.	LEASES

Balance sheet information related to the Company’s operating leases was as follows:

	September 30, 2021	December 31, 2020
Operating Lease Assets
Operating lease	$3,593,297	53,425
Total operating lease assets	$3,593,297	53,425
Operating Lease Obligations

Current operating lease liabilities	$702,789	23,063
Non-current operating lease liabilities	$3,308,881	22,457
Total Lease Liabilities	$4,011,670	45,520

Lease liability maturities as of September 30, 2021, are as follows:

September 30,
2022	805,705
2023	775,075
2024	748,300
2025	559,333
2026 and thereafter	2,164,085
Total minimum lease payments	5,052,498
Less: Amount representing interest	1,040,828
Total	$4,011,670

16.	GOODWILL

The goodwill associated with the acquisition of: (i) Guanzan of $6,914,232; (ii) Guoyitang of $7,154,393; (iii) Zhongshan of $10,443,494 and (iv) Minkang, Qiangsheng and Eurasia of $5,930,619, were initially recognized at the acquisition closing date.

Based on an assessment of the qualitative factors, management determined that it is more-likely-than-not that the fair value of each of the reporting units is in excess of its carrying amount. Therefore, management concluded that it was not necessary to proceed to the two-step goodwill impairment test. At September 30, 2021 and December 31, 2020, goodwill was $30,442,738 and $6,914,232, respectively. No impairment losses were recorded for the nine months ended September 30, 2021 and 2020.

17.	LOANS

Short-term loans

	September 30, 2021	December 31, 2020
Construction Bank of China	$32,997	$-
Wuhu Yangzi Rural Commercial Bank	231,289	-
China Mingsheng bank	123,354
Chongqing Nan’an Zhongyin Fuden Village Bank Co. LTD	-	153,259
Postal Savings Bank of China	755,543	750,969

Total	$1,143,183	$904,228

For the nine months ended September 30, 2021 and 2020, interest expense on short-term loans amounted to $65,300 and $26,128 respectively.

Long-term loans

	September 30, 2021	December 31, 2020
Standard Chartered Bank	$84,292	$163,973
Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd.	127,030	-
We Bank	583,216	591,225
Subtotal of long-term loans	794,538	755,198
Less: current portion	-	(34,201)
Long-term loans – noncurrent portion	$794,538	$720,997

For the nine months ended September 30, 2021 and 2020, interest expense on long-term loans amounted to $60,953 and $33,205 respectively.

18.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

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

	September 30, 2021	December 31, 2020
Convertible note – principal	$5,277,203	$5,367,174
Convertible note – discount	(445,467)	(2,038,727)
	$4,831,736	$3,328,447

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

	September 30, 2021	December 31, 2020
Dividend yield	$0	$0
Expected volatility	90% ~ 100%	101% ~ 166%
Risk free interest rate	0.82% ~ 1.13%	0.07% ~ 0.22%
Expected life (year)	2.65 ~3.25	3.38

19.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Salary payable	$722,423	$96,915
Salary payable – related party (1)	-	663,267
Accrued operating expenses	192,126	102,358
Acquisition payable (2)	-	3,065,181
Other payables	1,227,653	301,255
	$2,142,202	$4,228,976

(1)	On October 1, 2019, the Company employed Mr. Tiewei Song as its Chief Executive Officer at an annual base salary of $500,000.

(2)	In March 2020, the Company completed the acquisition of Guanzan. In addition to the issuance of 950,000 shares of the Company’s common stock, the Company was obligated to pay approximately $4,414,119, subject to post-closing adjustments based on the performance of the Guanzan Group in 2020 and 2021. The fair value of the cash consideration payable was calculated in conformance with FASB ASC 805-10. On November 20, 2020, the parties to the Guanzan agreement entered into a Prepayment and Amendment Agreement in light of Guanzan Group’s performance during the period from March 18, 2020 to September 30, 2020, providing for the prepayment of RMB 20,000,000 in the form of shares of the Company’s common stock valued at $3.00 per share. On November 30, 2020, the Company issued 1,000,000 shares of its common stock as the prepayment. Upon the approval of the Company’s shareholders, on August 27, 2021, the Company issued 4,600,000 shares of its common stock as the payment of the balance of the post-closing consideration for the acquisition of Guanzan Group

20.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Amount due from related parties

As of September 30, 2021 and December 31, 2020, the total amounts due from related parties was $441,301 and $Nil, respectively, which included:

1.	As of September 30, 2021, Amount due from Mr.Jiangjin Shen, the Chief Executive Officer of Minkang, of $253,216 was a related party loan with no interest.

2.	As of September 30, 2021, Amount due from Mr.Zhiwei Shen, the Chief Executive Officer of Qiangsheng, of $188,085 was a related party loan with no interest.

Amounts payable to related parties

As of September 30, 2021 and December 31, 2020, the total amounts payable to related parties was $839,473 and $226,514, respectively, which included:

1.	Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and current Chairman of the Board of directors of the Company, of $29,746 and $29,566, respectively, free of interest and due on demand. These amounts represents the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018.

2.	Amount payable to Mr. Li Zhou, the legal representative (general manager) of Guanzan, of $590,596 and $0 respectively is s related party loan for daily operation and third party profession fees with no interest.

3.	Amounts payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $185,493 and $184,370, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang is for reimbursable operating expenses that the Company owed to Mr. Zhang prior to the acquisition of Boqi Zhengji.

4.	Amounts payable to Mr. Youwei Xu, the financial manager of Xinrongxin of $12,655 and $12,578, respectively, free of interest and due on demand. The amount due to Mr. Xu, relates to reimbursable operating expenses that was owed to Mr. Xu prior to the acquisition of Boqi Zhengji.

5.	Amounts payable to Shaohui Zhuo, the general manager of Guoyitang of $5,016 and $0, respectively, was a related party loan for daily operation with no interest.

6.	Amounts payable to Nanfang Xiao, a director of Guoyitang of $11,256 and $0, respectively, was a related party loan for daily operation with no interest.

7.	Amounts payable to Jia Song, the manager of Guoyitang of $4,711 and $0, respectively, was a related party loan for daily operation with no interest.

21.	STOCK EQUITY

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of September 30, 2021 and December 31, 2020, it had 32,423,350 shares and 13,254,587 shares outstanding, respectively. As of September 30, 2021, the Company reserved a total of 4,696,137 shares of common stock for future issuance pursuant to the requirements of the Convertible Notes.

On April 20, 2019 and October 7, 2019, respectively, the Company issued an aggregate of 1,500,000 shares of its common stock as a part of the consideration for the acquisition of Boqi Zhengji.

On March 12, 2020, the Company issued 950,000 shares of its common stock as the Guanzan Stock Consideration.

From April 6, 2020 through October 20, 2020, holders of convertible notes issued during the period from September 27, 2019 to February 13, 2020, converted the aggregate principal amount of $1,534,250 plus interest into 1,658,213 shares of the Company’s common stock.

On November 30, 2020, the Company issued 1,000,000 shares of its common stock as the prepayment of the Guanzan Cash Consideration.

On December 2, 2020, Hudson Bay Master Fund Ltd (“Hudson Bay”), converted a Convertible  Note in the aggregate principal amount of $173,154 plus interest into 125,627 shares of the Company’s common stock .

On December 2, 2020, CVI Investments, Inc. (“CVI”), converted a Convertible Note in the aggregate principal amount of $609,615 plus interest into 447,458 shares of the Company’s common stock.

From January 4, 2021 to February 9, 2021, Hudson Bay converted Convertible Notes in the aggregate principal amount of $ 2,150,000 plus interest into 1,384,714 shares of the Company’s common stock.

From January 4, 2021 to March 1, 2021, CVI converted Convertible Notes in the aggregate principal amount of $ 2,150,000 plus interest into 1,138,657 shares of the Company’s common stock.

On February 2, 2021, the Company issued 2,000,000 shares of the Company’s common stock as the Guoyitang Stock Consideration.

On February 3, 2021, a holder of a convertible note issued on December 16, 2019 converted a part of the note in the aggregate principal amount of $ 74,473 plus interest into 103,530 shares of the Company’s common stock.

On February 11, 2021, the Company issued 250,000 shares of its common stock to Real Miracle Investments Limited in consideration for consulting services.

On March 26, 2021, the Company issued 2,000,000 shares of its common stock as the Zhongshan Stock Consideration.

On April 20, 2021, the Company issued 4,000,000 shares of its common stock as partial consideration for the acquisition of the Minkang, Qiangsheng and Eurasia hospitals.

On April 29, 2021, the Company issued 500,000 shares of its common stock as payment for improvements to offices located in Chongqing.

On June 18, 2021, 162,500 shares of the Company’s common stock were issued to CVI with respect to its cashless exercise of 650,000 warrants that were issued in 2020.

On July 23, 2021, the Company issued 150,000 shares of its common stock as payment for salary to three employees.

On August 26, 2021, Hudson Bay, converted a Convertible Note in the aggregate principal amount of $ 327,136 plus interest into 301,052 shares of the Company’s common stock.

On August 26, 2021, CVI, converted a Convertible Note in the aggregate principal amount of $ 411,088 plus interest into 378,310 shares of the Company’s common stock.

On August 27, 2021, the Company issued 4,600,000 shares of its common stock in full payment of the balance of the post-closing consideration for the acquisition of Guanzan.

On September 22, 2021, the Company issued 2,200,000 shares of its common stock as the initial consideration for the acquisition of Zhuoda.

22.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income (loss) per share. Due to the Company’s net income (loss) from its continuing operations, all potential common share issuance had anti-dilutive effect on net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share for the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30,
	2021	2020
Net income (loss) from continuing operation attributable to common shareholders	$(5,312,658)	$535,442

Weighted average common shares outstanding – Basic and diluted	22,864,269	9,987,848

Income (loss) per share – basic and diluted:	(0.23)	0.05

23.	LITIGATION

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

General Information About Reportable Segments:

The Company operates in four reportable segments: wholesale pharmaceuticals, wholesale medical devices, medical services and retail pharmacy. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug vendors. The wholesale medical device segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical device dealers. The medical services segment includes the hospitals acquired in February and April 2021. The retail pharmacy segment sells prescription and OTC medicines, traditional Chinese medicines (“TCM”), healthcare supplies, and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores.

To date, there were no inter-segment revenues between our retail pharmacy, hospitals and wholesale pharmaceuticals segments. The wholesale medical devices segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical devices dealers. Disclosure should relate to all segments.

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

For the nine months ended September 30, 2021	Retail pharmacy	Medical device wholesale	Drugs wholesale	Medical services	Others	Total
Revenues from external customers	$375,045	$2,524,777	$14,978,955	$6,694,510	$629,198	$25,202,485
Cost of revenues	$295,059	$1,831,089	$14,598,512	$3,334,306	$557,313	$20,616,279
Depreciation, depletion, and amortization expense	$15,521	$23,683	$1,638	$205,317	$176	$246,335
Profit (loss)	$(463,211)	$158,908	$152,044	$787,515	$(5,911,497)	$(5,276,241)
Total assets	$287,074	$6,075,980	$18,774,282	$8,651,014	$30,497,860	$64,286,210

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of September 30, 2021 and for the nine months ended September 30, 2021.

> Revenues
Total revenues from reportable segments	$27,424,812
Other revenues	629,198
Elimination of intersegments revenues	(2,851,525)
Total consolidated revenues	$25,202,485

> Profit or loss
Total profit from reportable segments	$(1,303,167)
Elimination of intersegments profit or loss	(667,910)
Unallocated amount:
Amortization of discount of convertible notes	(2,639,374)
Other corporate expense	(665,790)
Total net loss	$(5,276,241)

> Assets
Total assets from reportable segments	$49,176,982
Elimination of intersegments receivables	(14,180,718)
Unallocated amount:
Other unallocated assets – Xinrongxin	12,386,406
Other unallocated assets – Liaoning Boyi	177,335
Other unallocated assets – Dalian Boyi	21,841
Other unallocated assets – Chongqing Bimai	12,058,313
Other unallocated assets – BIMI	4,646,051
Total consolidated assets	$64,286,210

25.	ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each types of products

For the nine months ended September 30, 2021 and 2020, respectively, the Company reported revenues for each type of products and services as follows:

	For the nine months ended September 30,
	2021	2020
Medical devices	$2,524,777	$2,567,029
Medicines	21,673,465	4,698,985
Pharmacy retail	375,045	42,898
Other	629,198	8,537
Total	$25,202,485	$7,317,449

(b)	Geographic areas information

For the nine months ended September 30, 2021 and 2020, respectively, all the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of September 30, 2021 and 2020.

(c)	Major customers

For the nine months ended September 30, 2021, no customer accounted for more than 10% of the Company’s total revenues. As of September 30, 2021, two customers accounted for more than 10% of the balance of accounts receivable which were 33.73% and 26.7%, respectively.

(d)	Major vendors

For the nine months ended September 30, 2021, no vendor accounted for more than 10% of the Company’s total purchases. As of September 30, 2021, one vendor accounted for 50.25% of the Company’s purchases.

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

The Company’s interest-rate risk arises from convertible promissory notes, short-term and long-term loans. The Company manages interest rate risk by varying the issuance and maturity dates, fixing interest rate of debt, limiting the amount of debts, and continually monitoring the effects of market changes in interest rates. As of September 30, 2021 and December 31, 2020, respectively, the Convertible Notes and other outstanding notes, short-term and long-term loans were at fixed rates.

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

OVERVIEW

From 2007 until October 2019, we, through the NF Group, were engaged in the energy efficiency enhancement business. With the decline in the constructions of power generation plants and municipal water, gas, heat and energy pipelines in China due to a policy change by the PRC government, the demand for our products and services declined markedly. As a result, our energy efficiency enhancement business, incurred operating losses in each of the t seven years ended 2019, especially in 2018, when the PRC government adopted a series of policies to favor more environmentally friendly projects and products. Our net loss from the operation of the energy efficiency enhancement business was $16.79 million in 2018 and $2.18 million in 2019. We explored many different alternatives in an effort to revive this business, including attempts to expand into international markets, before we determined this business was not sustainable for us. In late 2019, we committed to a plan to dispose of the NF Group and on March 31, 2020, we entered into an agreement for the sale of the NF Group. The sale closed on June 23, 2020 when the $10 million sales price was paid to us in full.

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

The disposal of NF Group and Boqi Zhengji and the actions taken to fulfill the plans resulted in our classifying the businesses of NF Group and Boqi Zhengji as discontinued operations according to ASC 205-20 Presentation of Financial Statements – Discontinued Operation. The disposals of the NF Group and Boqi Zhengji closed on June 23, 2020 and December 18, 2020, respectively. As a result, all of the assets and liabilities of the NF Group and Boqi Zhengji were reclassified as assets and liabilities of a discontinued operation in the Company’s consolidated balance sheets as of December 31, 2019 and the results of the operation of the NF Group are presented under the line item net loss from discontinued operations for the three and nine months ended September 30, 2020.

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

Guoyitang and Zhongshan were acquired during February 2021 as part our plan to establish a more comprehensive healthcare platform, promote innovative internet healthcare services and to create a regional healthcare partnership. On May 6, we acquired three private hospitals, Qiangsheng, Eurasia and Minkang.

On September 10, 2021, we entered into an agreement to acquire Zhuoda in order to further develop our distribution of pharmaceuticals and medical devices in Southwest China. The transaction closed on October 8, 2021.

We plan to form partnerships with hospitals with regional reputation and emerging medical services facilities, with the goal of making quality medical care more accessible to the wider public, especially in less-developed areas, to provide health management and healthcare services for both urban and rural residents alike in a more inclusive and coherent manner.

BUSINESS SEGMENTS

The Company currently operates in four reportable segments: wholesale pharmaceuticals, wholesale medical devices, medical services and retail pharmacy. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug wholesalers. The wholesale medical device segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical device dealers. The medical services include private comprehensive hospitals operating in China. The retail pharmacy segment sells prescription and OTC medicines, TCM, healthcare supplies and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. There were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $5,276,241 for the nine months ended September 30, 2021 and as of September 30, 2021, the Company had an accumulated deficit of $18.3 million. In addition, the Company continues to generate operating losses and has negative cash flow from its continuing operations. Primarily as a result of its operating loss, the Company’s cash position from operating activities declined by $2.55 million in the nine months ended September 30, 2021. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $1,283,537 and $1,236,830, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $7,508 and $7,463, respectively.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of September 30, 2021 and December 31, 2020, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $44,308 and $9,825, respectively.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Building	20 years	5
Office equipment	3 years	5
Electronic equipment	3 years	5
Furniture	5 years	5
Medical equipment	10 years	5
Vehicles	4 years	5

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the nine months ended September 30, 2021 the Company operated in four reportable segments: wholesale pharmaceuticals, wholesale medical devices, medical services and retail pharmacy in the PRC. For the nine months ended September 30, 2020, the Company operated in three reportable segments: retail pharmacy, wholesale medical devices and wholesale pharmaceuticals.

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

COVID-19

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 spread globally in 2 020. This outbreak resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty.

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

During the epidemic outbreak of 2020, our pharmacies experienced significant difficulty in obtaining products including prescription drugs, OTC drugs, TCM, nutritional supplements, sundry products and medical consumables from our suppliers for resale, pending the settlement of several large court judgements against Boqi Zhengji in favor of such suppliers. As a result, our retail pharmacy business had minimal sales. On December 11, 2020, we entered into a Termination and Release Agreement the with the four individuals who sold Boqi Zhengji to the Company. The four individuals confirmed that Boqi Zhengji’s performance targets as stipulated in the Stock Purchase Agreement would not be met, and therefore they would not be eligible to receive the Cash Consideration or any other additional payments.

Our operations have not been materially impacted by the pandemic in 2021.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2021 and 2020 of consolidated results of operations:

	For the three months ended September 30,			Comparison
	2021	of Revenues	2020	Amount increase (decrease)	Percentage increase (decrease)
Revenues	$13,777,494	100%	$3,091,071	$10,686,423	346%
Cost of revenues	11,748,385	85%	2,833,793	8,914,592	315%
Gross profit	2,029,109	15%	257,278	1,771,831	689%
Operating expenses	3,574,443	26%	1,689,962	1,884,481	112%
Other income (expenses), net	(158,612)	(1%)	(334,533)	175,921	(53%)
Income (loss) before income tax	(1,703,946)	(12%)	(1,767,217)	63,271	(4%)
Income tax expense	5,930	0%	93,356	(87,426)	(94%)
Net Loss attributable to BIMI International Medical Inc.	(1,709,876)	(12%)	(1,860,573)	150,697	(8%)

Comparison of the nine months ended September 30, 2021 and 2020 of consolidated results of operations:

	For the nine months ended September 30,			Comparison
	2021	of Revenues	2020	Amount increase (decrease)	Percentage increase (decrease)
Revenues	$25,202,485	100%	$7,317,449	$17,885,036	244%
Cost of revenues	20,616,279	82%	6,240,962	14,375,317	230%
Gross profit	4,586,206	18%	1,076,487	3,509,719	326%
Operating expenses	9,522,372	38%	6,583,685	2,938,687	45%
Other income (expenses), net	(302,142)	(1%)	6,256,183	(6,558,325)	(105%)
Income (loss) before income tax	(5,238,308)	(21%)	748,985	(5,987,293)	(799%)
Income tax expense	37,933	0%	137,895	(99,962)	72%
Net Income/(Loss) attributable to BIMI International Medical Inc.	(5,276,241)	(21%)	611,090	(5,887,331)	(963%)

Revenues

Revenues for the three months ended September 30, 2021 and 2020 were $13,777,494 and $3,091,071, respectively. Compared with the three months ended September 30, 2020, revenue increased by $10,686,423 in 2021, mainly due to the increase in sales of wholesale pharmaceuticals of $8,587,738 and medical services of $593,772. Revenues for the nine months ended September 30, 2021 and 2020 were $25,202,485 and $7,317,449, respectively. Compared with the same period in 2020, revenue increased by $17,885,036 in 2021, mainly due to the increase in sales of wholesale pharmaceuticals of $15,311,102 and medical services of $1,995,525.

The significant increase in revenues for the three and nine months ended September 30, 2021 were primarily attributable to our focus on gaining wholesale pharmaceutical companies as our major suppliers and the termination of some customers with a history of poor payment and the inclusion of the operations of our newly-acquired five hospitals.

Revenues from the wholesale pharmaceuticals segment for the three months ended September 30, 2021 and 2020 were $8,483,024 and $2,368,785 respectively. Revenues from the wholesale pharmaceuticals segment for the nine months ended September 30, 2021 and 2020 were $14,978,955 and $4,698,985, respectively. The main reason for the increases in 2021 were the changes in our suppliers as we started to develop business relationships with larger wholesale pharmaceutical companies and terminated our business with some customers who had a poor payment history. Moreover, the wholesale pharmaceuticals segment was acquired in March 2020 and the revenues for the three months ended March 31, 2020 were minimal.

Revenues from wholesale medical devices segment for the three months ended September 30, 2021 and 2020 was $1,608,584 and $669,276 respectively. Revenues from wholesale medical devices segment for the nine months ended September 30, 2021 and 2020 was $2,524,777 and 2,567,029, respectively. The decreases in revenues from wholesale medical devices segment in both the three and nine months ended September 30, 2021 were due to the unusually longer ordering and shipping process for large-scale medical devices in these periods. We don’t recognize revenues from the sale of medical devices until the customers have received the medical devices, and longer processing time for large-scale medical devices resulted in a longer revenue recognition cycle.

Revenues from medical services segment for the three months ended September 30,2021 were $2,961,536. Revenue from medical services segment for the nine months ended September 30, 2021 were $6,694,510. These revenues reflect the revenues generated by the Guoyitang and Zhongshan hospitals acquired in February 2021 and the Minkang, Eurasia and Qiangsheng hospitals acquired in May 2021.

Revenues from retail pharmacy segment for the three and nine months ended September 30, 2021 were $133,815 and $375,045 which were generated from 5 retail pharmacy stores in Chongqing. Our first pharmacy in Chongqing was opened in May 2020. During the three months ended September 30, 2021 revenues from retail pharmacy segment increased slowly as we focused our efforts in expanding our wholesale pharmaceuticals and medical devices and medical services segments.

Revenues from retail pharmacy segment for the three and nine months ended September 30, 2020 were $1,483 and $13,797 which were generated from Boqi Zhengji, a discontinued operation. Due to Covid-19, the local lockdown policy had an adverse effect on our Boqi Zhengji retail pharmacy business in which our retail pharmacy stores generated $12,314 of revenue during the first quarter of 2020. During the second quarter of 2020, we experienced significant difficulty in obtaining products from our suppliers for resale, pending the settlement of several large court judgements against Boqi Zhengji in favor of such suppliers. As a result, our retail pharmacy business had minimal sales in the nine months ended September 30, 2020.

Cost of revenues

Cost of revenues for the three months ended September 30, 2021 and 2020 were $11,748,385 and $2,833,793 respectively. Cost of revenues for the nine months ended September 30, 2021 and 2020 were $20,616,279 and $6,240,962, respectively.

Cost of revenues of our wholesale pharmaceuticals segment consists primarily of the cost of medicines, medical consumables and costs related directly to contracts with customers. For the three months ended September 30, 2021 and 2020, the cost of revenues of our wholesale pharmaceuticals segment were $8,835,440 and $2,010,319, respectively. For the nine months ended September 30, 2021 and 2020, the cost of revenues of our wholesale pharmaceuticals segment were $14,598,512 and $3,759,707, respectively. The increase in both the three and nine month periods in 2021 is mainly due to the increase in revenue from the wholesale pharmaceuticals segment in 2021.

Cost of revenues of our wholesale medical devices segment consists primarily of cost of medical devices, medical consumables and costs related directly to contracts with customers. For the three months ended September 30, 2021 and 2020, the cost of revenues of our wholesale medical devices segment was $1,133,768 and $572,886 , respectively. For the nine months ended September 30, 2021 and 2020, the cost of revenues of the wholesale medical devices segment was $1,831,089 and $2,051,563, respectively. The decreases in the three and nine months periods in 2021 are mainly due to the decrease in revenue from wholesale medical devices segment in 2021.

Cost of revenues of our medical services consists primarily of the cost of medicine, doctor and nurses’ salaries and rental expense. For the three and nine months ended September 30, 2021, the cost of revenues of the medical services segment were $ 1,240,773 and $3,334,306 , respectively.

Cost of revenues of our retail pharmacy segment consists primarily of the cost of the pharmaceuticals, medical devices and other products that we sell to customers. For the three and nine months ended September 30, 2021, cost of revenues of our retail pharmacy segment were $99,477 and $295,059 , respectively. For the three and nine months ended September 30, 2020, cost of revenues of our retail pharmacy operations in Dalian were $227,883 and $426,293 , respectively, including an inventory impairment of $68,600 that resulted from the expiration of a large portion of our products because of the local lockdown.

Gross margin

For the three months ended September 30, 2021 and 2020, we had gross margins of 14.7% and 8.3%, respectively. For the three months ended September 30, 2021 and 2020, the gross profit margin of our: (i) wholesale pharmaceuticals segment were (4.2%) and 15.1%, respectively; (ii) wholesale medical devices segment were 29.5% and 14.4%, respectively; (iii) medical services segment was 58.1% in 2021; and (iv) retail pharmacy segment was 25.7% in 2021.

For the nine months ended September 30, 2021 and 2020, we had gross margins of 18.0% and 14.7%, respectively. For the nine months ended September 30, 2021 and 2020, the gross profit margin of our: (i) wholesale pharmaceuticals segments were 2.5% and 20.0%, respectively; (ii) wholesale medical devices segment were 27.5% and 20.1%, respectively; (iii) medical services segment was 50.2% in 2021; and (iv) retail pharmacy segment was 21.3% in 2021.

Operating expenses

Operating expenses consist mainly of auditing and legal service fees, other professional service fees, directors’ and officers’ compensation expenses, meeting and promotional expenses, depreciation and amortization of items not associated with production, office rental fee and utilities.

Operating expenses were $3,574,443 for the three months ended September 30, 2021 as compared to $1,689,962 for the same period in 2020, an increase of $1,884,481 or 111.5%. The increase is primarily attributable to the acquisitions completed in 2021.

Operating expenses were $ 9,522,372 for the nine months ended September 30, 2021 as compared to $6,583,685 for the same period in 2020, an increase of $2,938,687 or 44.6%. The increase in operating expenses is primarily attributable to the acquisition of Guanzan Group in March 2020 and the acquisition of the five hospitals operated by the medical services segment.

Operating expenses of the wholesale pharmaceuticals segment for the three months ended September 30, 2021 and 2020 were $269,425 and $33,419, respectively. Operating expenses of the wholesale pharmaceuticals segment for the nine months ended September 30, 2021 and 2020 were $750,023 and $497,103, respectively. Compared to the same period in 2020, the decrease in operating expenses is primarily attributable to better budgeting and expenses management.

Operating expenses of the wholesale medical devices segment for the three and nine months ended September 30, 2021 were $243,117 and $469,644, respectively. Operating expenses of the wholesale medical devices segment for the three months and nine months ended September 30, 2020 were $435 and $15,293, respectively.

Operating expenses of medical services segment for the three and nine months ended September 30, 2021 were $1,136,316 and $2,377,996, respectively.

Operating expenses of the retail pharmacy segment for the three and nine months ended September 30, 2021 were $159,988 and $547,159. Operating expenses of the retail pharmacy segment for the nine months and three months ended September 30, 2020 were $2,043,438 and $1,391,910 which included $256,511 of amortization of the intangible assets recognized in the acquisition of Boqi Zheng and $903,573 of impairment loss of intangible assets.

For the nine months ended September 30, 2021, operating expenses of $2,752,509 were allocated to the other companies except for reportable segments, which primarily related to the general and administrative expenses of $1,333,985 incurred by the parent company.

Other income (expenses)

For three months ended September 30, 2021, we had $158,612 of other expenses, net that included $74,302 of other expenses and $84,310 of interest expenses from short-term bank loans and long-term bank loans of the Guanzan Group and the Guoyitang and Zhongshan hospitals. For the nine months ended September 30, 2021, we had $302,142 of other expenses, net that included $79,595 of other expenses and $222,547 of interest expenses from the short-term bank loans and long-term bank loans of the Guanzan Group and the Guoyitang and Zhongshan hospitals.

For the three months ended September 30, 2020, we reported other income of $5,247 and other interest expense of $339,780. For the nine months ended September 30, 2020, we reported other income of $6,973,409 and other interest expense of $717,226. Other income in both periods includes the gain generated from the disposal of the NF Group.

Net income (loss)

As a result of the foregoing, our net loss was $1,709,876 and $ 5,276,241 for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020,we had a net loss of $1,860,573 and net income of $ 611,090, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2021, we had cash of $209,803 and working capital of $2.12 million as compared to cash of $135,309 and working capital of $9,619,274 at December 31, 2020.

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

In connection with the May SPA, the Chairman of the Board our Company, Mr. Yongquan Bi, entered into a Shareholder Pledge Agreement, pursuant to which Mr. Bi agreed to pledge 1.5 million shares of common stock beneficially owned by him, in favor of the Institutional Investors to secure the performance of our obligations in the above two private placement transactions.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2021 and 2020, respectively.

	For the nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(2,547,926)	$(2,815,194)
Net cash provided by(used in) investing activities	(1,804,536)	10,349,488
Net cash provided by financing activities	4,514,952	3,544,563
Exchange rate effect on cash	(83,355)	471,155
Net cash inflow	$79,135	$11,550,012

Operating Activities

We used $2,547,926 in our operations during the nine months ended September 30, 2021, as compared to $2,815,194 used in operating activities during the nine months ended September 30, 2020.

Net loss from our operation (before non-cash adjustments) was $5.28 million for the nine months ended September 30, 2021 compared to net income of $611 thousand incurred in the same period in 2020. The decrease is attributable to: (1) the increase in fees paid for external professional services as a result of increased auditing and legal services of approximately $0.59 million; (2) significant changes in account receivables, inventories, accounts payable and advances from customers.

During the nine months ended September 30, 2020, adjustments for non-cash items primarily included the gain recorded on the disposal of the NF Group in the amount of $6.94 million, amortization of convertible notes of $1.95 million and depreciation and amortization expenses of $810 thousand.

Investing Activities

Cash used in investing activities was $1,804,536 for the nine months ended September 30, 2021 compared to $10,349,488 of cash provided by investing activities for the same period in 2020. Cash used in investing activities for the nine months ended September 30, 2021 included $$1,804,536 paid for the purchase of property, plant and equipment.

Cash provided by investing activities for the nine months ended September 30, 2020 was $95,220 received in the acquisition of the Guanzan Group.

Financing Activities

Cash provided by our financing activities was $4,514,952 for the nine months ended September 30, 2021, as compared to $3,544,563 provided by financing activities from operations for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, cash provided by our financing activities included $4,065,500 of net proceeds from the issuance of the Additional Notes, $73,541 from bank loans, $171,657 from related party loans, offset by the repayment of $34,201 of short -term loans.

During the nine months ended September 30, 2020, we raised $3.46 million through the issuance of the Convertible Notes and $173 thousand from related party loans. The proceeds from the sale of the NF Group were not included in cash flows during the period.

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

Contractual Obligations

As of September 30, 2021 we had contractual obligations of $22,112,862, consisting of: (i) a $6,100,723 contractual obligation, which is the maximum amount of the cash consideration payable for the Guoyitang acquisition, which is subject to post-closing adjustments; (ii) a $6,100,723 contractual obligation, which is the maximum amount of the cash consideration payable for the Zhongshan acquisition, which is subject to post-closing adjustments; and (iii) a $9,911,416 contractual obligation, which is the maximum amount of the cash consideration payable for the acquisition of the Minkang, Eurasia and Qiangsheng hospitals, which is subject to post-closing adjustments.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ---- OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

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

As of the date of this filing, there have been no additional material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 2, 2021, the Company issued 2,000,000 shares of its common stock as the Guoyitang Stock Consideration.

On February 2, 2021, we entered into a consulting agreement with Real Miracle Investments Limited for consulting services. On February 5, 2021, we issued 250,000 shares of the Company’s common stock to the consultant in consideration for services rendered.

On March 26, 2021, we issued 2,000,000 shares of our common stock as the Zhongshan Stock Consideration.

On April 20, 2021, the Company issued 4,000,000 shares of its common stock as stock consideration for the Acquisition of Minkang, Qiangsheng and Eurasia hospitals.

On April 29, 2021, we issued 500,000 shares of our common stock as payment for improvements to our offices in Chongqing.

On June 18, 2021, the Company issued 162,500 shares of its common stock to CVI with respect to its cashless exercise 650,000 warrants that were issued in 2020.

On July 23, 2021, the Company issued 150,000 shares of its common stock as payment for salary to three employees.

On August 26, 2021, Hudson Bay, converted a Convertible Note in the aggregate principal amount of $ 327,136 plus interest into 301,052 shares of the Company’s common stock.

On August 26, 2021, CVI, converted a Convertible Note in the aggregate principal amount of $ 411,088 plus interest into 378,310 shares of the Company’s common stock.

On August 27, 2021, the Company issued 4,600,000 shares of its common stock as the payment of the balance of the post-closing consideration for the acquisition of Guanzan.

On September 22, 2021, the Company issued 2,200,000 shares of its common stock as the initial consideration for the acquisition of Zhuoda.

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

BIMI International Medical Inc.
(Registrant)

Date: November 15, 2021	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: November 15, 2021	By:	/s/ Baiqun Zhong
Baiqun Zhong
Chief Financial Officer