Form 10-K
period 2021-12-31
BIMI International Medical Inc.
filed 2022-04-15
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 000-50155

BIMI International Medical Inc

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0563302
(State of Incorporation)	(I.R.S. Employer ID Number)

9th Floor, Building 2, Chongqing Corporation Avenue, Yuzhong District, Chongqing, P. R. China	400010
(Address of Principal Executive Offices)	(Zip Code)

(+86) 023-6310 7239

(Registrant’s telephone number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	BIMI	The NASDAQ Capital Market

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

As of June 30, 2021, the aggregate market value of the common equity held by non-affiliates of the registrant was $31,213,943.9 based on the closing price of $1.34 per share reported on the NASDAQ Capital Market.

As of April 14, 2022, there were 10,359,264 shares of the registrant’s Common Stock outstanding.

BIMI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION” AND “BOQI INTERNATIONAL MEDICAL INC.”)

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

ii

PART I

ITEM 1. BUSINESS

The Company

As used herein the terms “we”, “us”, “our,” “BIMI” and the “Company” means BIMI International Medical Inc., a Delaware corporation, and its subsidiaries, Lasting Wisdom Holdings Limited (“Lasting”), a corporation organized and existing under the laws of BVI, Pukung Limited (“Pukung”), a company organized and existing under the laws of Hong Kong, Beijing Xinrongxin Industrial Development Co., Ltd., (“Xinrongxin”), a company organized and existing under the laws of the PRC, Dalian Boyi Technology Co., Ltd. (“Dalian Boyi”), a company organized and existing under the laws of the PRC, Chongqing Guanzan Technology Co., Ltd. (“Guanzan”), a company organized and existing under the laws of the PRC, Chongqing Lijiantang Pharmaceutical Co. Ltd.(“Lijiantang”), a company organized and existing under the laws of the PRC, Chongqing Shude Pharmaceutical Co., Ltd (“Shude”), a company organized and existing under the laws of the PRC. Boyi (Liaoning) Technology Co., Ltd. (“Liaoning Boyi”), a company organized and existing under the laws of the PRC, Bimai Pharmaceutical (Chongqing) Co., Ltd (“Chongqing Bimai”), a company organized and existing under the laws of the PRC. Chongqing Guoyitang Hospital (“Guoyitang”), a company organized and existing under the laws of the PRC. Chongqing Huzhongtang Healthy Technology Co., Ltd (“Huzhongtang”),a company organized and existing under the laws of the PRC. Chaohu Zhongshan Minimally Invasive Hospital (“Zhongshan”), a company organized and existing under the laws of the PRC. Wuzhou Qiangsheng Hospital (“Qiangsheng”), a company organized and existing under the laws of the PRC. Suzhou Eurasia Hospital(“Eurasia”), a company organized and existing under the laws of the PRC. Yunnan Yuxi MinKang hospital (“Minkang”). a company organized and existing under the laws of the PRC. Chongqing Zhuoda Pharmaceutical Co., Ltd (“Zhuoda”), a company organized and existing under the laws of the PRC. Chongqing Qianmei Medical Devices Co., Ltd (“Qianmei”), a company organized and existing under the laws of the PRC. Pusheng Pharmaceutical Co., Ltd(“Pusheng”) and Bimai Hospital Management (Chongqing) Co. Ltd (“Bimai Hospital”), a company organized and existing under the laws of the PRC.

We were incorporated under the laws of the State of Delaware as Galli Process, Inc. on October 31, 2000. On December 31, 2001, Galli Process, Inc, changed its name to Global Broadcast Group, Inc. On November 12, 2004, Global Broadcast Group, Inc. changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, we changed our name to NF Energy Saving Corporation. On December 16, 2019, we changed our name to BOQI International Medical Inc. to reflect our new focus on the health care industry and on June 21, 2021, the Company changed its name to BIMI International Medical Inc. Our internet website address is http://www.usbimi.com/index.html. The information on our website is not incorporated by reference into this annual report.

All share and per share information included in this Annual Report has been adjusted to reflect a five share for one share reverse split effective as of February 3, 2022.

Recent History

In January 2019, Mr. Yongquan Bi, a director and a substantial stockholder of the Company, together with a group of investors whose combined holdings constituted a majority of the voting rights in our company, delivered a written consent to the Company’s registered office. The written consent modified the composition of the Board of Directors and Mr. Yongquan Bi was subsequently appointed as the Company’s Chairman of the Board, Chief Executive Officer and President. In October 2019, Mr. Yongquan Bi resigned from the office of the Chief Executive Officer and President and Mr. Tiewei Song succeeded him as Chief Executive Officer and President. On December 14, 2021, Mr. Yongquan Bi resigned as a director and Chairman of the Board of Directors of the Company.

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

The Boqi Zhengji Acquisition and Subsequent Disposition

On October 14, 2019, as the initial step in our shift of focus from the energy sector to the healthcare business, we acquired Boqi Zhengji, the operator of a pharmacy chain business in the PRC, by purchasing 100% of the equity interests of Lasting, Boqi Zhengji’ s parent company. Lasting, through its wholly owned subsidiaries Pukung, and Xinrongxin, owned all the ownership interests in Boqi Zhengji. Lasting, Pukung, Xinrongxin and Boqi Zhengji are hereinafter referenced as the “Boqi Zhengji Group”. The purchase price for the Boqi Zhengji consisted of RMB 40 million (approximately $5,655,709) and 300,000 shares of Common Stock. The 300,000 shares of Common Stock were issued to the sellers in October 2019. The cash consideration, which was subject to post-closing adjustments based on the performance of Boqi Zhengji, measured by its pharmacy club member headcount and gross profit in 2020, was not payable until 2021.

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

The Guanzan Acquisition

On February 1, 2020, we entered into a stock purchase agreement to acquire Guanzan, a company engaged in the distribution of medical devices and pharmaceuticals, based in Chongqing, the largest city in Southwest region of the PRC. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Guanzan and its subsidiary, Shude, (together the “Guanzan Group”), for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 190,000 shares of Common Stock and the cash payment of RMB 80,000,000 (approximately $11,428,571). On March 18, 2020, we closed the Guanzan acquisition by delivering 190,000 shares of Common Stock. The cash consideration, was subject to post-closing adjustments based on the performance of Guanzan in 2020 and 2021.

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

On November 20, 2020, the parties to the Guanzan acquisition agreement entered into a Prepayment and Amendment Agreement (the “Prepayment Agreement”) in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020, providing for the prepayment of RMB 20,000,000 of the contingent cash consideration in the form of shares of Common Stock. On November 30, 2020, we issued 200,000 shares of Common Stock valued at $3 million as the prepayment. On August 27, 2021, we issued 920,000 shares of Common Stock in full payment of the balance of the post-closing consideration for the acquisition of Guanzan.

The Guoyitang Acquisition

On December 9, 2020, we entered into an agreement to acquire Chongqing Guoyitang Hospital (“Guoyitang”), the owner and operator of a private general hospital in Chongqing City, a city in Southwest China, with 50 hospital beds and 98 employees, including 14 doctors, 28 nurses, 43 other medical staff and 13 non-medical staff. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Guoyitang for RMB 100,000,000 (approximately $15,325,905) to be paid by the issuance of 400,000 shares of Common Stock and the payment of RMB 60,000,000 (approximately $9,195,543) in cash. The acquisition closed on February 2, 2021, at which time 4000,000 shares of Common Stock were delivered to the sellers. The cash consideration of RMB 60,000,000 (approximately $9,195,543) was paid in December 2020. The balance of the purchase price of RMB 40,000,000 (approximately $6,097,560) was subject to post-closing adjustments based on the performance of Guoyitang in 2021 and 2022. For the year ended December 31, 2021,there was a performance failure of Guoyitang, accordingly the sellers are not eligible to receive any contingent payments.

The Zhongshan Acquisition

On December 15, 2020, we entered into a stock purchase agreement to acquire Chaohu Zhongshan Minimally Invasive Hospital (“Zhongshan”), a private hospital in the Southeast region of China with 160 hospital beds and 95 employees, including 20 doctors, 48 nurses, 10 other medical staff and 17 non-medical staff. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Zhongshan for RMB 120,000,000 (approximately $18,348,623), to be paid by the issuance of 400,000 shares of Common Stock and the payment of RMB 80,000,000 in cash. The transaction closed on February 5, 2021 when 100% ownership of Zhongshan was transferred to our company. The cash consideration of RMB 40,000,000 (approximately $6,116,207) was paid to the seller in December 2020. On February 12, 2021, we issued 400,000 shares of Common Stock then valued at RMB 40,000,000 (approximately $6,116,207) to the seller as part of the consideration. The balance of the purchase price in the amount of RMB 40,000,000 (approximately $6,116,207) was subject to post-closing adjustments based on the performance of Zhongshan in 2021 and 2022.

On February 1, 2022, we entered into an amendment to the agreement providing for the reduction of the purchase price, including a retroactive 50% decrease in the closing cash payment, a 50% retroactive decrease in the deferred closing stock payment and a 50% reduction of the 2021 and 2022 performance targets. As a result of such amendment, the Seller agreed to return RMB 40,000,000 in cash to us and 200,000 shares of Common Stock, which were previously delivered to the seller as part of the closing consideration for Zhongshan.

The Qiangsheng, Eurasia And Minkang Hospitals Acquisition

On April 9, 2021, we entered into a stock purchase agreement to acquire Wuzhou Qiangsheng Hospital (“Qiangsheng”),Suzhou Eurasia Hospital(“Eurasia”) and Yunnan Yuxi MinKang hospital (“Minkang”). Qiangsheng, Eurasia and Minkang are private hospitals in the Southern, Northern and Southwest region of China, respectively. Qiangsheng has 20 hospital beds and 63 employees, including 18 doctors, 17 nurses, 8 other medical staff and 20 non-medical staff. Eurasia has 12 hospital beds and 52 employees, including 12 doctors, 15 nurses, 7 other medical staff and 18 non-medical staff. Minkang has 126 hospital beds and 116 employees, including 24 doctors, 58 nurses, 12 other medical staff and 22 non-medical staff. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Qiangsheng, Eurasia and Minkang Hospitals for RMB 162,000,000 (approximately $24,827,927), to be paid by the issuance of 800,000 shares of Common Stock and the payment of RMB 84,000,000 in cash. The first payment of the cash consideration was RMB 20,000,000 (approximately $3,097,317). The second and third payments of the Cash Consideration of RMB 64,000,000 (approximately $9,911,416) are subject to post-closing adjustments based on the performance of Qiangsheng, Eurasia and Minkang in 2021 and 2022. The sellers can choose to receive the second and third payments in the form of shares of Common Stock valued at $15.00 per share or in cash. The transaction closed on May 6, 2021, at which time the 800,000 shares of Common Stock were issued. Cash consideration of RMB 20,000,000 was paid on December 1, 2021.

The Zhuoda Acquisition

On September 10, 2021, we entered into a stock purchase agreement to acquire Chongqing Zhuoda Pharmaceutical Co., Ltd. (“Zhuoda”), a company engaged in the distribution of medical devices and pharmaceuticals, based in Chongqing, the largest city in Southwest region of the PRC. Pursuant to the agreement, we agreed to purchase all of the issued and outstanding equity interests in Zhuoda in consideration of $11,617,500 (RMB 75,000,000). Pursuant to the acquisition agreement the entire purchase consideration is payable in shares of Common Stock. At the closing, 440,000 shares of Common Stock valued by the parties at RMB 43,560,000, or $15.00 per share (approximately $6,600,000) were issued as partial consideration for the purchase and the remainder of the purchase price of approximately $5,017,500 (RMB 31,440,000), is subject to post-closing adjustments based on the performance of Zhuoda in 2022 and 2023.

We may pay the outstanding consideration for the Zhuoda acquisitions to the extent payable: (i) in cash from funds to be raised from the sale of equity (to the extent possible) or (ii) through the issuance of shares of Common Stock. If we elect to issue shares of Common Stock in consideration for the balance of the purchase for Zhuoda, we may be required to seek stockholder approval of such issuances prior to issuing such shares.

The Mali Hospital Acquisition

On December 20, 2021, we entered into a stock purchase agreement to acquire Bengbu Mali OB-GYN Hospital Co., Ltd. (“Mali Hospital”), a private OB-GYN specialty hospital with 199 beds located in Bengbu city in the southeast region of the People’s Republic of China. We agreed to purchase all the issued and outstanding equity interests in Mali Hospital in consideration of $16,750,000. At the closing, $2,800,000 in cash and 600,000 shares of Common Stock valued at $ 9,000,000, or $15.00 per share will be delivered as partial consideration for the purchase of Mali Hospital. The remainder of the purchase price of 330,000 shares of Common Stock valued at $4,950,000, or $15.00 per share, is subject to post-closing adjustments based on the performance of Mali Hospital in 2022 and 2023, which under certain circumstances may be paid on an earlier date if the 2022 net profit target is met or exceeded In the event an accelerated payment is made, the sellers will not be eligible to receive any additional payments.

The closing of the Mali Hospital acquisition is expected to take place in April 2022, subject to necessary regulatory approvals.

Segments

In 2021 we were engaged in four business segments, wholesale pharmaceuticals, wholesale medical devices, medical services and retail pharmacies. In 2020, we were engaged in three business segments, wholesale pharmaceuticals, wholesale medical devices and retail pharmacies.

Holding Foreign Company Accountable Act

In December 2020, the Holding Foreign Companies Accountable Act, or the HFCAA, was signed into law. The HFCAA amended the Sarbanes Oxley Act to prohibit trading on U.S. exchanges of public reporting companies audited by audit firms located in foreign jurisdictions that the PCAOB has been unable to inspect for three sequential years. Trading in our securities may be prohibited under the HFCAA, if the Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or investigate completely our auditor.

Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (i) the PRC because of a position taken by one or more authorities in the PRC and (ii) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations.

The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken the PRC that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

Our auditor, Audit Alliance LLP, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. On December 16, 2021, the PCAOB issued its determination that the PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions, and the PCAOB included in the report of its determination a list of the accounting firms that are headquartered in the PRC or Hong Kong. Audit Alliance LLP is based in Singapore and this list does not include our auditor. Should the PCAOB be unable to fully conduct inspections of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities.

Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, our securities will likely be delisted.

Corporate Organization

The structure of our corporate organization is as follows:

BIMI International Medical Inc
100%
Boyi (Liaoning) Technology Co., Ltd
100%
Bimai Pharmaceutical (Chongqing) Co., Ltd
100%
LASTING WISDOM HOLDINGS LIMITED
100%
Chongqing Guanzan Technology Co., Ltd
100%
Dalian Boyi Technology Co., Ltd
100%
Bimai Hospital Management (Chongqing) Co. Ltd
100%
PUKUNG Limited
95%
Chongqing Shude Pharmaceutical Co., Ltd
100%
Chongqing Lijiantang Pharmaceutical Co., Ltd
100%
Chongqing Zhuoda Pharmaceutical Co., Ltd
100%
Pusheng Pharmaceutical Co., Ltd
100%
Yuannan Yuxi Minkang Hospital Co., Ltd
100%
Suzhou Eurasia Hospital Co., Ltd
100%
Wuzhou Qiangsheng Hospital Co., Ltd
100%
Chongqing Guoyitang Hospital Co., Ltd
100%
Chaohu Zhongshan Minimally Invasive Hospital Co. ,Ltd
100%
Beijing Xinrongxin Industrial Development Co., Ltd
100%
Chongqing Qianmei Medical Devices Co., Ltd
100%
Chongqing Huzhongtang Healthy Technology Co., Ltd

Wholesale Sales of Medical Devices

We acquired Guanzan on March 18, 2020 in an effort to further expand our healthcare operations by acquiring a medical devices and pharmaceuticals distribution business. The acquisition was in line with our expansion strategy, which focuses on deeper penetration of the healthcare market in the Southwest region of the PRC and gaining a wider footprint in the region. On September 22, 2021, we completed the acquisition of Zhuoda. The acquisition was in line with our expansion strategy, which focuses on deeper penetration of the healthcare market in the Southwest region of China and gaining a wider footprint in the PRC.

Our wholesale medical devices and pharmaceuticals business are operated by the Guanzan Group and Zhuoda in Chongqing, the largest city in Southwestern PRC. to drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest region of China.

Guanzan distribute both domestic and imported advanced medical devices, such as Stryker spinal products, Olympus endoscopes, imported imaging products and diagnostic imaging equipment. Guanzan and to a lesser degree Zhuoda distribute medical devices to drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest region of the PRC. The majority of our medical device customers are private enterprises in China. Revenues from medical devices for the years ended December 31, 2021 and 2020 was $3,445,107 and $3,059,462 respectively. For the year ended December 31, 2021, our top ten wholesale medical device customers accounted for 72.68% of our wholesale medical devices revenues and two customers accounted for more than 10% of our wholesale medical devices revenues.

We use third party logistics services to transport our medical device products.

Wholesale Sales of Pharmaceuticals

Shude primarily distributes pharmaceuticals. Shude currently distributes approximately 300 varieties of products, including raw ingredients for pharmaceutical products, antibiotics, cardiovascular drugs and anti-obesity medicines. The majority of Shude’s customers are private pharmaceutical manufacturers and pharmaceutical wholesale companies in the PRC.

Zhuoda primarily distributes pharmaceuticals. Zhuoda currently distributes approximately 100 products, including antibiotics and their preparations, proprietary Chinese herbal medicine, biochemical drugs and Chinese medicine, etc. The majority of its customers are private pharmaceutical manufacturers and pharmaceutical wholesale companies in the PRC.

On April 21, 2021, we incorporated Pusheng Pharmaceutical Co., Ltd. (“Pusheng”) in the PRC to manage our wholesale distribution of generic drugs.

For the year ended December 31, 2021, our top ten wholesale pharmaceutical customers accounted for 80.82 % of our wholesale pharmaceutical revenues and three customers accounted for more than 10% of our wholesale pharmaceutical revenues.

We use third party logistics services to transport our wholesale pharmaceutical products.

Medical Services

Beginning in 2021, we began to acquire hospitals in an effort to establish a nationwide chain of hospitals specializing in obstetrics and gynecology.

In February 2021, we acquired Guoyitang, the owner and operator of a private general hospital in Chongqing City, a city in Southwest China, with 50 hospital beds and 98 employees, including 14 doctors, 28 nurses, 43 other medical staff and 13 non-medical staff.

In February 2021, we also acquired Zhongshan; a private hospital in the Southeast region of China with 160 hospital beds and 95 employees, including 20 doctors, 48 nurses, 10 other medical staff and 17 non-medical staff.

In May 2021, we acquired the Qiangsheng, Eurasia and Minkang private hospitals in the Southern, Northern and Southwest regions of China, respectively. Qiangsheng has 20 hospital beds and 63 employees, including 18 doctors, 17 nurses, 8 other medical staff and 20 non-medical staff. Eurasia has 12 hospital beds and 52 employees, including 12 doctors, 15 nurses, 7 other medical staff and 18 non-medical staff. Minkang has 126 hospital beds and 116 employees, including 24 doctors, 58 nurses, 12 other medical staff and 22 non-medical staff.

On December 20, 2021, we entered into a stock purchase agreement to acquire Mali Hospital, a private OB-GYN specialty hospital with 199 beds located in Bengbu City in the southeast region of China. Mali Hospital has 148 employees, including 26 doctors, 52 nurses, 11 other medical staff members and 59 non-medical staff members. The closing of the Mali Hospital acquisition is expected to take place in April 2022, subject to necessary regulatory approvals.

Retail Pharmacies

We started to operate in the pharmacy market upon completion of the acquisition of Boqi Zhengji in October 2019. According to the PRC National Bureau of Statistics, in 2020, the per capita consumption expenditure for pharmaceuticals was RMB 1,843 (approximately $283). After deducting the inflation factor, the actual increase in consumption expenditure doubled the growth rate since 2013. In terms of population structure, the aging population continues to grow. The proportion of people aged 65 and over has increased by 6.45 percentage points since 2019. Affected by factors such as expansion and population migration, the urbanization rate in China is over 60%. We believe such urban population expansion means increased demand for healthcare products. We believe that the increasing demand for pharmaceutical products, the aging of the population, the effect of the new “three-child” policy which should promote an increased demand for pediatric medications, and the steady urbanization, will cause the demand for pharmaceutical products to be stable, providing a solid foundation for growth.

Our retail pharmacy business sells pharmaceuticals and other healthcare products to customers through directly-owned retail stores. The retail stores offer a wide range of products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicines, personal and family care products and medical devices, as well as miscellaneous items. In 2020, we sold the Boqi Pharmacy Group and established a chain of retail pharmacies under the brand name “Lijiantang Pharmacy” in the city of Chongqing, PRC. In September 2021,we closed a pharmacy because of poor performance due to road renovations around the pharmacy. By year-end 2021, we had four pharmacies in Chongqing. Each of our pharmacies employs at least one pharmacist, a store manager and several salespersons. Revenues from retail pharmacy for the years ended December 31, 2021 and 2020 was $316,647 and $84,087 respectively.

The pharmaceutical manufacturers and wholesalers from whom we source our products tend to provide deeper product discounts to companies with both wholesale and retail businesses.

We favor retail locations in well-established residential communities with relatively concentrated consumer purchasing power or are located in close proximity to local hospitals, and evaluate potential store sites to assess consumer traffic, visibility and convenience. Each drugstore has at least one pharmacist on staff, all of whom are properly licensed. The average area of our pharmacy stores is 200 square meters. We only accept prescriptions from licensed health care providers, and verify the validity, accuracy, and completeness of all prescriptions. Most pharmacies also maintain a TCM counter staffed by licensed herbalists. After opening, a location may take up to one year to achieve our projected revenue goals for that particular location Various factors influence individual store revenue including, but not limited to, location, nearby competition, local population demographics, square footage, and government insurance coverage. The first store achieved the expected revenue goal.

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

Marketing and Promotion

Our current marketing and promotion efforts are focused on our wholesale medical devices, wholesale pharmaceuticals and retail pharmacy operations, and our strategy is to build brand recognition, build strong customer loyalty, and develop incremental revenue opportunities.

For our wholesale business, we promote our products and brand through participation in trade shows and academic seminars and engaging third party professionals in advertisement efforts. We actively pursue direct sales to hospitals, clinics and pharmacies as well government centralized procurement and bidding projects.

In our retail stores, the store managers and staff are encouraged to propose their own advertising and promotional plans, including holiday promotions, posters and billboards. In addition, we periodically offer special discounts and gift promotions for selected merchandise in conjunction with our suppliers’ marketing programs. We intend to invest in advertising in 2022.We also provide ancillary services such as providing free blood pressure readings in our stores.

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

In the year ended December 31, 2021, two vendor accounted for more than 10% of our wholesale medical devices purchases and four vendors accounted for more than 10% of our wholesale pharmaceutical purchases.

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

Competition

Guanzan, Shude, Zhuoda and Pusheng, our medical devices and pharmaceuticals distributors, have established distribution channels in the city of Chongqing, China. The wholesale medical devices and pharmaceutical distribution industries in China are competitive and highly fragmented. We compete with regional distributors as well as national operators. These competitors have substantially greater logistics capacities and more financial resources, as well as more industry relevant experience, than us.

The pharmacy industry in China is likewise intensely competitive, rapidly evolving and highly fragmented. We compete on the basis of store location, merchandise selection, prices and brand recognition. Many of our competitors include large, national drugstore chains that may have more financial resources, stronger brand strength, and management expertise than us. Other competitors include local and independent drugstores and government operated pharmacies, as well as discount stores, convenience stores, and supermarkets with respect to sundry and other non-medicinal products that we carry.

We plan to focus on on-line initiated sales in the future based on the use of apps and expect to compete against established state-owned pharmacies and internet giants. No assurance can be given that we will succeed in this initiative.

The medical services market in China is highly competitive and fragmented with numerous market participants. Our competitors include major privately-owned multi-site operators in China. We believe the principal competitive factors in this market are price and quality of service, variety of services rendered, convenience and proximity of treatment center location to place of business or residence, brand recognition and reputation, targeted marketing and customized services. We also face intense competition in our general healthcare service business. We compete primarily with other treatment centers in our areas of operation. Key competitive factors include healthcare service quality, reputation, convenience and price. We expect new competitors in the general healthcare service industry will continue to emerge given the state of China healthcare reform and the central and local governments’ supportive policies towards public healthcare reform and private capital investment in the healthcare services industry.

Research and Development

Currently our research and development efforts by our 10-person research and development group are focused on developing mobile APPs (computer programs or software applications designed to run on a mobile device such as a phone, tablet or watch) for our healthcare service platform. We plan to expand the functionality of the current mobile APP used by our customers. In the future, we plan to devote more resources to research and development and plan to acquire businesses with research and development capabilities.

Regulatory Compliance

General Regulations

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

Pharmaceutical and Ancillary Regulation

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

All of our pharmacies have obtained Pharmaceutical Business Licenses and Pharmaceutical Management Quality Management Certificates In addition, all of our pharmacies have obtained Internet Drug Information Service Qualification Certificates and Medical Device Network Sales Records These business qualifications, which are necessary for operating pharmacies in China, are subject to annual renewal.

A distributor of pharmaceutical products must obtain a distribution permit from the relevant provincial or designated municipal or county level Food and Drug Administration. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The distribution permit is valid for five (5) years, and the holder must apply for renewal of the permit within six (6) months prior to its expiration. In addition, a pharmaceutical product distributor needs to obtain a business license from the relevant administration for industry and commerce prior to commencing its business. All of our retail pharmacies s have obtained necessary pharmaceutical distribution permits, and we do not expect to face any difficulties in renewing these permits and/or certifications.

In addition, under the Supervision and Administration Rules on Pharmaceutical Product Distribution, promulgated by the SFDA, a pharmaceutical product distributor is responsible for its procurement and sales activities and is liable for the actions of its employees or agents in connection with their conduct of distribution on behalf of the distributor. A retail distributor of pharmaceutical products is not allowed to sell prescription pharmaceutical products or Tier A OTC pharmaceutical products listed in the national or provincial medical insurance catalogs without a valid prescription or the presence of a certified in-store pharmacist. See “Reimbursement under the National Medical Insurance Program.”

A distributor of nutritional supplements and other food products must obtain a food circulation permit from its local Administration of Industry and Commerce. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The food circulation permit is valid for three (3) years, and the holder must apply for renewal of the certificate within thirty (30) days prior to its expiration. The Guanzan Group has received this permit for its operation.

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

Under the Rules on Administration of Prescriptions promulgated by the SFDA, doctors are required to include the chemical ingredients of the medicine they prescribe in their prescription and are not allowed to include brand names in their prescription. This regulation is designed to provide consumers with choices among different pharmaceutical products that contain the same chemical ingredients.

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

Medications included in the national and provincial medical insurance catalogs are divided into two (2) tiers. Purchases of Tier A pharmaceutical products are generally fully reimbursable. Purchasers of Tier B pharmaceutical products, which are generally more expensive than those in Tier A, are required to make a certain percentage of co-payments, with the remaining amount being reimbursable. The percentage of reimbursement for Tier B OTC products varies in different regions in the PRC. Factors that affect the inclusion of medicine in the medical insurance catalogs include whether the medicine is consumed in large volumes and commonly prescribed for clinical use in China and whether it is considered to be important in meeting the basic healthcare needs of the general public.

China’s Ministry of Labor and Social Security, together with other government authorities, have the power to determine which medicines are included in the national medical insurance catalog every two (2) years, under which of the two (2) tiers the included medicine falls, and whether an included medicine should be removed from the catalog.

Under the Advertising Law of the PRC, the contents of an advertisement must be true, lawful, without falsehood, and must neither deceive nor mislead consumers. Accordingly, advertisements must be examined by the competent authority prior to its publication or broadcast through any form of media. In addition, advertisements of pharmaceutical products may only be based on a drug’s approved indication of use statement, and may not contain any assurance of a product’s efficiency, treatment efficiency, curative rate, or any other information prohibited by law. Advertisement for certain drugs should include an admonishment to seek a doctor’s advice before purchasing and application. Advertising is prohibited for certain drugs such as anesthetics and psychotropic drugs.

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

Regulation of Medical Institutions

We started to operate in and have been subject to regulations relating to the management of medical institutions upon completion of the acquisition of Guoyitang in January 2021.

The Administrative Measures on Medical Institutions, as amended, provides that the establishment of a medical institution by any entity or individual must be reviewed and approved by health administrative departments at or above the county level and obtain a Medical Institution Practicing Certificate.

The Administrative Measures for Verification of Medical Institutions (For Trial Implementation) provides that the Medical Institution Practicing Certificate is subject to periodic examinations and verifications by registration authorities. The verification period is 3 years for general hospitals, hospitals of traditional Chinese medicine, hospitals of western medicine, hospitals of ethnic minority medicine and specialized hospitals, as well as sanitariums, rehabilitation hospitals, maternity and children’s health care centers, emergency centers, clinical laboratories and specialized disease prevention institutions equipped with more than 100 beds, while the verification period is 1 year for other medical institutions. In the event that a medical institution fails to apply for verification as required and post re-verification procedures or unsuccessful in its re-verification application, the registration authorities may cancel its Medical Institution Practicing Certificate.

According to the Interim Provisions of Management of Physical Examination, the registration authority is required to examine and assess the medical institutions.

According to the Regulations on the Control of Narcotic Drugs and Psychotropic Drugs, as amended, any medical institution that uses narcotic drugs and certain psychotropic drugs is subject to the approval of the relevant authority, and must obtain authority to purchase such drugs.

According to the Administrative Regulations on Sanitation of Public Places and its implementing rules hospitals equipped with waiting rooms must apply to the sanitary administrative authorities for a sanitary license in a timely manner.

According to the Drug Administration Law of PRC, as amended, the Regulations for the Implementation of the Drug Administration Law and the Measures for Supervision and Administration of Drugs of Medical Institutions (For Trial Implementation), medical institutions must purchase drugs from enterprises qualified to produce and deal in drugs. Drugs used by medical institutions must be purchased uniformly by special departments in accordance with the provisions, and other departments and medical staff members of medical institutions are forbidden to purchase drugs on their own.

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

As of December 31, 2021, we had a total of 524 full-time employees working in the PRC, including 216 employees working in hospitals, of which 62 are engaged in information technology, 16 employees working in retail pharmacies and 50 employees are engaged in distribution of medical devices and pharmaceuticals. As of December 31, 2021 the number of employees employed in the retail pharmacy, wholesale medical devices wholesale pharmaceuticals. medical service and other were 30, 49, 72, 360 and 13, respectively. We believe we have a good relationship with our employees.

ITEM 1A. RISK FACTORS

Investing in our shares of Common Stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below before investing. Our business, prospects, financial condition and results of operations could be adversely affected due to any of the following risks. In that case, the value of our ordinary shares could decline, and you could lose all or part of your investment. These risk factors include, but are not limited to:

●	There are doubts about our company’s ability to continue as a going concern.

●	We have had a history of losses and our ability to grow sales and achieve profitability are unpredictable.

●	We have a substantial amount of existing debt, which may restrict our financing and operating flexibility and have other adverse consequences; defaults could have a material adverse effect on our business, financial condition, results of operations and cash flows.

●	We failed to realize any financial benefits from our recent acquisition and may be unable to realize any benefits from any other future transactions.

●	The impairment of intangible assets and goodwill arising from our acquisitions could continue to negatively impact affect our net income and shareholders’ equity.

●	Raising additional capital will be difficult and may cause dilution to our shareholders and restrict our operations.

●	The recent COVID-19 pandemic had a material adverse effect on our business operations, results of operations, cash flows and financial position during 2021.

●	The markets in which we now operate are very competitive and further increases in competition could adversely affect us.

●	Breaches of network or information technology security could have an adverse effect on our business.

●	If we fail to implement effective internal controls required by the Sarbanes-Oxley Act of 2002, or remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our Common Stock.

●	Violations of anti-bribery, anti-corruption and/or international trade laws to which we are subject could have a material adverse effect on our business operations, financial position, and results of operations.

●	Increasing scrutiny and changing expectations from investors, lenders, customers and other market participants with respect to our Environmental, Social and Governance, or ESG, policies may impose additional costs on us or expose us to additional risks.

●	We may be subject to fines and penalties if we fail to comply with the applicable PRC laws and regulations governing sales of medicines under China’s National Medical Insurance Program.

●	Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.

●	Our newly acquired hospitals derive a significant portion of revenue by providing healthcare services to patients with public medical insurance coverage; any delayed payment under China’s public medical insurance programs could affect our results of operations.

●	Our hospitals could become the subject of patient complaints, claims and legal proceedings in the course of their operations, which could result in costs and materially and adversely affect our brand image, reputation and results of operations.

●	If we fail to properly manage the employment of the physicians and other medical professionals of our hospitals, we may be subject to penalties against these hospitals, which could materially and adversely affect our business and results of operations.

●	We have limited or no control over the quality of pharmaceuticals, medical consumables and other medical equipment used in the operations of our hospitals. If such quality does not meet the required standards, we could be exposed to liabilities and our reputation, business, results of operations, financial condition and prospects could be adversely affected.

●	As a provider of medical services, we are exposed to inherent risks relating to malpractice claims.

●	Our retail, wholesale operations and newly acquired hospitals require a number of permits and licenses in order to carry on their business.

●	If we do not maintain the privacy and security of sensitive customer and business information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

●	The impact of China’s regulatory reforms is unpredictable.

●	We may be unable to attract, hire, and retain a highly qualified workforce, including key management.

●	We substantially depend on a few key personnel who, if not retained, could cause declines in productivity and operational results and loss of our strategic guidance, all of which would diminish our business prospects and value to investors.

●	We are responsible for the indemnification of our officers and directors.

●	Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

●	Substantial uncertainties exist with respect to the interpretation and implementation of new PRC laws, rules and regulations relating to foreign investment and how they may impact the viability of our current corporate structure, corporate governance and business operations.

●	Our shares may be delisted under the Holding Foreign Companies Accountable Act (“HFCCA”) if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021. If the bill passed by the U.S. Senate on June 22, 2021 is passed by the U.S. House of Representatives and signed into law, this would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. The delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

●	We have limited business insurance coverage in China.

●	Because our funds are held in banks in the PRC that do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

●	We may suffer currency exchange losses if the RMB depreciates relative to the US Dollar.

●	The Chinese government has strengthened the regulation of investments made by Chinese residents in offshore companies and reinvestments in China made by these offshore companies. Our business may be adversely affected by these restrictions.

●	The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

●	It may be difficult to enforce any civil judgments against us or our board of directors or officers, because all of our operating and/or fixed assets are located outside of the United States.

●	Because our assets are located overseas, shareholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

●	A recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, or COVID-19 in the PRC could adversely affect our operations.

●	The PRC may establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

●	We will need to raise additional capital that will likely cause dilution to our shareholders.

●	The trading volume of our Common Stock has fluctuated from time to time, which may make it difficult for investors to sell their shares at times and prices that investors feel are appropriate.

●	The Nasdaq Capital Market imposes listing standards on our Common Stock that we may not be able to fulfill, thereby leading to a possible delisting of our Common Stock.

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

As of December 31, 2021, we had an accumulated deficit of $47.90 million and incurred net losses of $34,921,745 and $1,877,925, in the years ended December 31, 2021 and 2020, respectively. Our ability to maintain and improve future levels of sales and profitability depends on many factors, which include:

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

We failed to realize any financial benefits from our recent acquisition and may be unable to realize any benefits from any other future transactions.

Mergers and acquisitions of companies are inherently risky and subject to many factors outside of our control and no assurance can be given that acquisition of companies in the future will be successful and will not adversely affect our business, operating results, or financial condition. In 2021 we recorded impairment losses totaling approximately $26.13 million with respect to the goodwill relating to our acquisitions of the Guanzan Group, Guoyitang, Zhongshan, Minkang, Qiangsheng, Eurasia and Zhuoda.

If we acquire other businesses, we may face difficulties, including:

●	Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired businesses or enterprises;

●	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

●	Integrating financial forecasting and controls, procedures and reporting cycles;

●	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

●	The uncertainties in the operations of the target acquisitions caused by the COVID-19 that may prevent such companies from achieving their performance projections.

●	Insufficient revenue to offset increased expenses associated with acquisitions; and

●	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.

The impairment of intangible assets and goodwill arising from our acquisitions could continue to negatively impact affect our net income and shareholders’ equity

When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. The current accounting standards require that goodwill and intangible assets should be deemed to have indefinite lives, which should be tested for impairment at least annually (or more frequently if impairment indicators arise). Other intangible assets are amortized over their useful lives. For the year ended December 31, 2021, we recorded impairment losses on goodwill of $26.13 million.

Future declines in the results of our acquisitions and other factors could cause us to record an impairment of all or a portion of the relevant goodwill in the future. We may not be able to achieve our business targets for businesses we previously acquired or will acquire in the future, which could result in our incurring additional goodwill and other intangible assets impairment charges. Further declines in our market capitalization increase the risk that we may be required to perform another goodwill impairment analysis, which could result in an impairment of up to the entire balance of our goodwill based on the quantitative assessment performed.

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

The recent COVID-19 pandemic had a material adverse effect on our business operations, results of operations, cash flows and financial position during 2021.

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

Our recently acquired hospitals compete for larger and more established state-owned and private hospitals. We may not be able to effectively compete against these hospitals because they have financial and other resources that are superior to ours and may be able to attract new patients more easily.

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

Our wholesale business sells products to drug stores, private clinics, pharmaceutical distributors and hospitals. For the year ended December 31, 2021, our top ten wholesale medical devices and wholesale pharmaceuticals customers accounted 79.28% of our wholesale revenues and three customers accounted for 17.34%,17.11% and 16.37% of sales. In line with industry practices in the PRC, we enter into written sales agreements with our wholesale customers. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to make purchases unless it is a long term agreement. Only about 10% of our wholesale customers are subject to purchase arrangements of one-year or longer terms. Their purchases contributed more than 30% of our wholesale revenues in 2021. In the event distribution customers choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement. Our financial results could be adversely affected if we cannot replace these customers. We compete with large wholesalers, many of whom may have higher visibility, greater name recognition, financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing customers may be difficult and time-consuming.

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

Our wholesale pharmaceutical business operates without the support of manufacturing capability and is at a significant disadvantage.

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

Our ability to grow our pharmacy business may be constrained by our inability to find suitable new store locations at acceptable prices or by the expiration of our current leases.

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

Our performance depends on our ability to recruit and retain skilled physicians.

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

Our business involves collecting and retaining certain internal and external data and information including that of our patients, customers and suppliers. The integrity and protection of such information and data are crucial to us and our business. Owners of such data and information expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained in performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017. Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, the Ministry of Industry and Information Technology, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection.

The PRC regulatory requirements regarding cybersecurity are evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the State Administration for Market Regulation, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

On December 28, 2021, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on February 15, 2022. According to the Cybersecurity Review Measures, the procurement of any network product or service by an operator of critical information infrastructure or the conducting of data processing activities by a network platform operator, that affects or may affect national security, will be subject to a cybersecurity review under the Measures. A network platform operator that possess personal information of more than one million users must apply to the Cybersecurity Review Office set up under the CAC for a cybersecurity review when it seeks to list overseas.

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we could be subject to cybersecurity review, and if so, we may not be able to pass such review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have material adverse effect on our business, financial condition or results of operations. As of the date of this prospectus supplement, we have not been involved in any investigations on cybersecurity review initiated by the Cyber Administration of China or related governmental regulatory authorities, and we have not received any inquiry, notice, warning, or sanction in such respect. We believe that we are in compliance with the aforementioned regulations and policies that have been issued by the Cyber Administration of China.

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the PRC Data Security Law, which will take effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

We do not expect that the current PRC laws on cybersecurity or data security will have a material adverse impact on our business operations. However, as uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we will comply with such regulations in all respects and we may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We may also become subject to fines and/or other sanctions which may have material adverse effect on our business, operations and financial condition.

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

Substantial uncertainties exist with respect to the interpretation and implementation of new PRC laws, rules and regulations relating to foreign investment and how they may impact the viability of our current corporate structure, corporate governance and business operations.

On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law, which came into effect on January 1, 2020 and replaced the three existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The existing foreign-invested enterprises, or FIEs, established prior to the effectiveness of the Foreign Investment Law may keep their corporate forms within five years. The Foreign Investment Law stipulates that China implements the management system of pre-establishment national treatment plus a negative list to foreign investment, and the government generally will not expropriate foreign investment, except under certain special circumstances, in which case it will provide fair and reasonable compensation to foreign investors. Foreign investors are barred from investing in prohibited industries on the negative list and must comply with the specified requirements when investing in restricted industries on such list. On December 26, 2019, the State Council promulgated the Implementing Regulations of the Foreign Investment Law, which came into effect on January 1, 2020 and further requires that FIEs and domestic enterprises be treated equally with respect to policy making and implementation.

Pursuant to the Foreign Investment Law, “foreign investment” means any foreign investor’s direct or indirect investment in the PRC, including: (i) establishing FIEs in the PRC either individually or jointly with other investors; (ii) obtaining stock shares, stock equity, property shares, other similar interests in Chinese domestic enterprises; (iii) investing in new project in the PRC either individually or jointly with other investors; and (iv) making investment through other means provided by laws, administrative regulations or State Council provisions. Although the Foreign Investment Law does not explicitly classify the contractual arrangements, as a form of foreign investment, it contains a catch-all provision under the definition of “foreign investment,” which includes investments made by foreign investors in China through other means stipulated by laws or administrative regulations or other methods prescribed by the State Council without elaboration on the meaning of “other means.” However, the Implementing Regulations of the Foreign Investment Law still does not specify whether foreign investment includes contractual arrangements.

It is possible that future laws, administrative regulations or provisions prescribed by the State Council may regard contractual arrangements as a form of foreign investment, at which time it will be uncertain whether the contractual arrangements will be deemed to be in violation of the foreign investment access requirements and how the above-mentioned contractual arrangements will be handled. Therefore, there is no guarantee that the contractual arrangements and the business of our affiliated entities will not be materially and adversely affected in the future due to changes in the PRC laws and regulations. Furthermore, if future laws, administrative regulations or provisions prescribed by the State Council mandate further actions to be completed by companies with existing contractual arrangements, we may face substantial uncertainties as to the timely completion of such actions. In the extreme case scenario, we may be required to unwind the contractual arrangements and/or dispose of our VIE and affiliated, which could have a material and adverse effect on our business, financial conditions and results of operations.

Our shares may be delisted under the Holding Foreign Companies Accountable Act t (“HFCCA”) if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021. If the bill passed by the U.S. Senate on June 22, 2021 is passed by the U.S. House of Representatives and signed into law, this would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. The delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The HFCAA, was enacted on December 18, 2020. The HFCAA states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such shares from being traded on a national securities exchange or in the over the counter trading market in the U.S.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC began to assess how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. On December 16, 2021, the PCAOB issued a report on its determinations that the Board is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by PRC authorities in those jurisdictions. The Board made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfils its responsibilities under the HFCAA.

The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (“Commission-Identified Issuers”). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. Further, the release provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of certain Commission-Identified Issuers, as required by the HFCAA. The SEC has begun to identify Commission-Identified Issuers, who will be required to comply with the submission and disclosure requirements in the annual report for each year in which they were identified.

Our auditor, Audit Alliance LLP, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. On December 16, 2021, the PCAOB issued its determination that the PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions, and the PCAOB included in the report of its determination a list of the accounting firms that are headquartered in the PRC or Hong Kong. Audit Alliance LLP is based in Singapore and is not included this list.

However, given the recent developments, we cannot assure you whether NASDAQ or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. Such uncertainty could cause the market price of our shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on the national securities exchange earlier than would be required by the HFCAA. If our shares of Common Stock are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our shares when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our shares.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company’s auditor was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC had announced that the SEC staff was preparing a consolidated proposal for the rules regarding the implementation of the HFCA Act and to address the recommendations in the PWG report. The implications of possible additional regulation in addition to the requirements of the HFCA Act and what was recently adopted on December 2, 2021 are uncertain. Such uncertainty could cause the market price of our shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on the national securities exchange earlier than would be required by the HFCAA. If our shares are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our shares when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our shares.

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

It may be difficult to enforce any civil judgments against us or our board of directors or officers because all of our operating and/or fixed assets are located outside of the United States.

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

Our operations in the PRC may be affected by the spread of public health problems including a renewed outbreak of SARS, Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu or COVID-19, in China, where all of our operations are located and where all of our sales occur. Such an outbreak, will have a negative effect on our operations. Such an outbreak will have an impact on our operations as a result of:

●	quarantines or closures of our facilities, which will severely disrupt our operations,

●	the sickness or death of our key officers and employees, and

●	a general slowdown in the Chinese economy.

In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus (COVID-19), we have taken precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. As the COVID-19 epidemic has continued to impact the cities in which we do business, we are still making alternative working arrangements, including requiring all of our non medical services employees to work remotely, and we have suspended all non-essential travel for our employees and are limiting in-person work-related meetings. For the medical services segment, if and when there is a lockdown due to the COVID-19 epidemic, our private hospitals have to close temporarily, suspending the operations.

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

The trading volume of our Common Stock has fluctuated from time to time, which may make it difficult for investors to sell their shares at times and prices that investors feel are appropriate.

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

As a listed Nasdaq Capital Market company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our Board of Directors and committees thereof, minimum bid price of our Common Stock and minimum stockholders equity. In order to comply with the minimum bid price rule, we recently adopted a one share for five share reverse split. The failure to meet the Nasdaq Capital Market requirements may result in the de-listing of our Common Stock from the Nasdaq Capital Market, which could adversely affect the liquidity and market price thereof.

If our Common Stock were to be de-listed, selling shares of our Common Stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our Common Stock is de-listed, broker-dealers have certain regulatory requirements imposed upon them, which may discourage broker-dealers from effecting transactions in our Common Stock, further limiting the liquidity thereof. These factors could result in lower prices for shares of our Common Stock and/or limit an investor’s ability to execute a transaction. In addition, delisting from NASDAQ could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could lead to significant dilution to our stockholders caused by our issuing equity in financing or other transactions at a price per share significantly below the then market price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at, Building 2, Chongqing Corporation Avenue, Yuzhong District, Chongqing, P. R. China. In August 2021, we entered into a lease agreement for 3,213 square meters pursuant to a five-year lease with an annual rental charge of approximately $436,226..

As of December 31, 2021, we operated 4 pharmacy stores averaging a little over 200 square meters each in size with one-year lease terms, having an annual aggregate rental charge of approximately $137,828. At the conclusion of the current leases, we expect to have the ability to renew the leases. On a regular basis and as part of our normal business, we evaluate store performance and may reduce the size, close or relocate a store if the store is redundant, under performing or otherwise deemed unsuitable. In such event, we may continue to have a leasing obligations until the end of the term of the lease. In September 2021,we closed a pharmacy because of poor performance due to road renovations around the pharmacy.

Guanzan owns a building in Chongqing which is used as offices by Guanzan and Lijiantang. The building was purchased in November 2019 and consists of 944.68 square meters. We rent a warehouse for use of Guanzan and Shude that consists of 1,150 square meters pursuant to a one-year lease expiring in December 2021, having an annual rental charge of approximately $51,391.

Zhuoda rents a building that consists of 202 square meters pursuant to a five-year lease expiring in August, 2024, having an annual rental charge of approximately $5,135.

Pusheng rents a warehouse that consists of 1,636 square meters pursuant to a one-year lease expiring in June 2022, having an annual rental charge of approximately $30,434.

Guoyitang hospital rents a building that consists of 4,000 square meters pursuant to a ten-year lease expiring in June, 2029, having an annual rental charge of approximately $293,759.

Zhongshan hospital rents a building that consists of 12,000 square meters pursuant to two lease contracts expiring in March, 2032 and May, 2027 with 10 and 15 years respectively, having an annual rental charge of approximately $161,203.

Minkang hospital rents a building that consists of 12,000 square meters pursuant to a twenty-year lease expiring in September, 2024, having an annual rental charge of approximately $104,880.

Qiangsheng hospital rents a building that consists of 3,100 square meters pursuant to a twenty-year lease expiring in October, 2035, having an annual rental charge of approximately $159,570.

Eurasia hospital rents a building that consists of 5,700 square meters pursuant to a ten-year lease expiring in December, 2024, having an annual rental charge of approximately $74,401.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our Common Stock trades under the symbol “BIMI” on the Nasdaq Capital Market. As of December 31, 2021 we had 1,466 stockholders of record of our Common Stock. This number excludes stockholders whose shares are held in nominee or street name by brokers.

No dividends have been declared or paid on our Common Stock. We do not currently anticipate that we will pay any cash dividends in the foreseeable future.

ITEM 6. RESERVED

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

The disposal of NF Group and Boqi Zhengji and the actions taken to fulfill the plans resulted in our classifying the businesses of NF Group and Boqi Zhengji as discontinued operations according to ASC 205-20 Presentation of Financial Statements – Discontinued Operation. As a result, all of the assets and liabilities of the NF Group and Boqi Zhengji were reclassified as assets and liabilities of a discontinued operation in the statement of position as of December 31, 2020, and the results of the operation are presented under the line item net loss from discontinued operations for the years ended December 31, 2020.

On March 18, 2020, we completed the Guanzan acquisition. The rationale for the acquisition was for us to further expand our healthcare operation by acquiring a medical devices and pharmaceuticals distribution business. We believed that Guanzan had strong sales capabilities and procurement resources in the local area of Chongqing, the largest city in Southwest region of the PRC. The acquisition was in line with our expansion strategy, which focuses on deeper penetration of the healthcare market in the Southwest region of China and gaining a wider footprint in the PRC.

On February 2, 2021, we acquired Guoyitang, the owner and operator of a private general hospital in Chongqing with 50 hospital beds and 98 employees, including 14 doctors, 28 nurses, 43 other medical staff and 13 non-medical staff. The Guoyitang acquisition was the first step in our efforts to build a hospital chain specializing in obstetrics and gynecology.

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

On April 9, 2021, we acquired Qiangsheng, Eurasia and Minkang hospitals, three private hospitals in the south, northern and southwest region of China, respectively. Qiangsheng has 20 hospital beds and 63 employees, including 18 doctors, 17 nurses, 8 other medical staff and 20 non-medical staff. Eurasia has 12 hospital beds and 52 employees, including 12 doctors, 15 nurses, 7 other medical staff and 18 non-medical staff. Minkang has 126 hospital beds and 116 employees, including 24 doctors, 58 nurses, 12 other medical staff and 22 non-medical staff. The three hospitals acquisition marks the third step in our effort to establish a nationwide hospital chain specializing in obstetrics and gynecology.

On September 10,2021, we acquired Zhuoda, a company engaged in the distribution of medical devices and pharmaceuticals, based in Chongqing, the largest city in Southwest region of the PRC. The Zhuoda acquisition marked the second step in our effort to further penetrate the healthcare market in southwest China.

On December 20, 2021, we entered into a stock purchase agreement to acquire Mali Hospital, a private OB-GYN specialty hospital with 199 beds located in Bengbu city in the southeast region of the PRC. The closing of the Mali Hospital acquisition is expected to take place in April 2022, subject to necessary regulatory approvals.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2021 and 2020, we incurred net losses of approximately $34.92 million and $1.88 million, respectively. In addition, we reported continuing cash out flow of $1.28 million and $4.36 million from our operating activities for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $47.90 million. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months.

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

Property, Plant and Equipment

Property, Plant and Equipment are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Items	Expected useful lives	Residual value
Building	20 years	5%
Electronic equipment	3 years	5%
Office equipment	3 years	5%
Furniture	5 years	5%
Medical equipment	10 years	5%
Vehicle	4 years	5%
Leasehold Improvement	Shorter of lease term or useful life	5%

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Leases

On January 1, 2020,we adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance, we did not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases.

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

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed.

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. The Company has the opinion to assess qualitative factors to determine whether it is necessary to perform the two-step in accordance with ASC 350-20. If the Company believes, as a result of the qualitative carrying amount, the two-step quantities impairment test described below is required.

The first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required.

If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business acquisition with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. The fair value of discounted cash flow was determined using management’s estimates and assumptions.

Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill will be reassigned based on the relative fair value of each of the affected reporting units. As of December 31, 2021 and 2020, the Company recorded impairments for goodwill of $26,128,171 and $Nil, respectively.

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

Beneficial Conversion Feature

We evaluate the conversion feature of the convertible debt that we issue to determine whether it was beneficial as described in ASC 470-20. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible notes payable and may not be settled in cash upon conversion, is treated as a discount to the convertible notes payable. This discount is amortized over the period from the date of issuance to the date the notes is due using the effective interest method. If the notes payable are retired prior to the end of their contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

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

Foreign Currencies Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations. The reporting currency of our company is the United States Dollar (“$”). Our subsidiaries in the PRC maintain their books and records in their local currency, the Renminbi Yuan (“RMB”), which is the functional currency as it is the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the $ are translated into $, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Recent Developments

On January 7, 2022, we issued 600,000 shares of Common Stock as the initial consideration for the acquisition of Mali.

On January 24, 2022, we issued 1,000,000 shares of Common Stock as the salary for Mr. Tiewei Song.

On January 27, 2022, we entered into an employment agreement with Mr. Xiaping Wang for a term of one (1) year, effective January 1, 2022. Under the agreement, Mr. Wang’s compensation will consist of an annual salary of $500,000 in cash and stock compensation of 500,000 shares of our Common Stock. We issued 500,000 shares of our Common Stock to Mr. Wang on February 1, 2022.

On February 1, 2022, we issued 50,000 shares of our Common Stock to a consultant as payment for legal consulting Services.

On February 1, 2022, we entered into an Amendment and Settlement Agreement to amend the Stock Purchase Agreement relating to the acquisition of the Zhongshan hospital. The amendment reduced post-closing performance targets and payments and settled certain payments as a result of such amendment. Pursuant to the amendment, the purchase price was retroactively reduced by 50% from RMB 120,000,000 (currently approximately $18,864,957) to RMB 60,000,000 (currently approximately $9,432,479), the closing cash payment was retroactively reduced from RMB 40,000,000 to nil and the deferred closing stock payment was retroactively reduced from 400,000 shares of our Common Stock to 200,000 shares of Common Stock. The 2021 revenue target was also reduced by 50% from RMB 30,000,000 to RMB 15,000,000, the 2021 profit target was reduced from RMB 5,000,000 to RMB 2,500,000, the 2022 revenue target was reduced from RMB 33,000,000 to RMB 16,500,000 and the 2022 profit target was reduced from RMB 5,500,000 to RMB 2,750,000. The parties agreed that immediately after the signing of the amendment, the seller of Zhongshan hospital will execute and deliver all documents as requested by us in order to cause the return of 200,000 shares of our Common Stock on a post reverse split basis and that prior to December 31, 2022, the seller will return RMB 40,000,000 to us in cash, which amount was previously paid by us.

On February 2, 2022, we announced a 1-for-5 reverse split of our Common Stock, which began to trade on Nasdaq Capital Market on February 3, 2022 on a split adjusted basis.

Segment Reporting

In 2021, we were engaged in four business segments, wholesale pharmaceuticals, wholesale medical devices, medical services and retail pharmacies. In 2020, we were engaged in three business segments, wholesale pharmaceuticals, wholesale medical devices and retail pharmacies.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2021 and 2020

	2021	% of Revenues	2020	Amount increase (decrease)	Percentage increase (decrease)
Revenues	$27,079,795	100%	$12,844,902	$14,234,893	111%
Cost of revenues	22,483,404	83%	10,402,085	12,081,319	116%
Gross profit	4,596,391	17%	2,442,817	2,153,574	88%
Operating expenses	12,703,345	47%	6,255,098	6,448,247	103%
Other income (expense)	(26,795,423)	(99)%	460,552	(27,255,975)	(5918)%
Loss before income tax	(34,902,377)	(129)%	(3,351,729)	(31,550,648)	941%
Income tax expense	19,368	0%	434,306	(414,938)	(96)%
Net loss from continuing operations	(34,921,745)	(129)%	(3,786,035)	(31,135,710)	822%
Income from operations of discontinued operations	-	0%	1,908,110	(1,908,110)	(100)%
Less: non-controlling interest	64,211	0%	119,158	(54,947)	(46)%
Net loss attributable to BIMI International Medical Inc.	$(34,985,956)	(129)%	$(1,997,083)	$(32,988,873)	1652%

Revenues

Revenues for the years ended December 31, 2021 and 2020 were $27,079,795 and $12,844,902, respectively. The increase of $14,234,893 is mainly due to the full year of revenues of the Guanzan Group, which was acquired in March 2020 and acquisitions of the Guoyitang, Qiangsheng, Eurasia and Minkang hospitals in 2021.

For the year ended December 31, 2021,the revenues of the retail pharmacies, wholesale medical devices, wholesale pharmaceuticals and medical services were $316,647, $3,445,107, $16,905,498 and $6,398,379, respectively. For the year ended December 31, 2020,the revenues of the retail pharmacies, wholesale medical devices and wholesale pharmaceuticals were $84,087, $3,059,462 and $ 9,701,353, respectively.

Cost of revenues

Cost of revenues consists of primarily of the cost of the medical devices, pharmaceuticals and other products sold to customers. Cost of revenues for the year ended December 31, 2021 was $22,483,404 compared with $10,402,085 for the year ended December 31, 2020. The increase reflected the costs associated with operations of the Guanzan Group, Guoyitang, Qiangsheng, Eurasia and Minkang hospitals.

Cost of revenue of the retail pharmacies, wholesale medical devices, wholesale pharmaceuticals and medical services for the year ended December 31, 2021 were $200,162, $3,033,702, $16,450,014 and $2,733,792, respectively.

Cost of revenue from the wholesale medical devices, wholesale pharmaceuticals and retail pharmacies for the year ended December 31, 2020 were $2,481,616, $7,850,315 and $70,154, respectively.

Gross profit

For the year ended December 31, 2021 we had a gross profit margin of 17% compared with gross profit margin of 19% for the year ended December 31, 2020. The decrease in the gross profit margin in 2021 was mainly due to the decrease in the wholesale pharmaceuticals segment from 19.1% in 2020 to 2.7% in 2021 caused by a change in the product mix to products with a lower gross profit margin.

The gross profit margin of our retail pharmacies, wholesale medical devices, wholesale pharmaceuticals and medical services segments for the year ended December 31, 2021 were 36.8%, 12.0%, 2.7% and 57.3%, respectively.

The gross profit margin of our retail pharmacies, wholesale medical devices and wholesale pharmaceuticals segments for the year ended December 31, 2020 were 16.6%,18.9% and 19.1%, respectively.

Operating expenses

Operating expenses consist mainly of the amortization of convertible notes, auditing and legal service fees, other professional service fees and promotional expenses.

Operating expenses were $12,703,345 for the year ended December 31, 2021 compared to $6,255,098 for the year ended December 31, 2020, an increase of $6,207,182, or 99%. Operating expenses for the year ended December 31, 2021 consisted mainly of salary and employee benefits in the amount of $2,273,313, amortization of the convertible notes in the amount of $1,977,401, selling expenses in the amount of $3,180,252, depreciation and amortization expense of $244,116, audit fees of $543,299, and other professional service fees in the amount of $906,852

For the year ended December 31, 2021, operating expenses of $4,425,022 were allocated to the parent company, which include amortization of convertible notes of $1,977,401 and professional service fees of $2,787,874. For the year ended December 31, 2020, operating expenses of $4,365,751 were allocated to the parent company, which include amortization of convertible notes of $2,091,927 and professional service fees of $903,573.

Operating expenses of the wholesale medical devices segment for the years ended December 31, 2021 and 2020 were $633,241 and $88,932,respectively,with the increase in 2021 attributable to the expansion of this business. Operating expenses of the wholesale pharmaceuticals segment for the years ended December 31, 2021 and 2020 were $3,387,536 and $842,421, respectively. Operating expenses of the retail pharmacies segment for the years ended December 31, 2021 and 2020 were $ 681,140 and $376,415, respectively.

Other income (expense)

For the year ended December 31, 2021, we reported other expense of $26,795,423 relating to the impairment of goodwill compared to other income of $460,552 for the year ended December 31, 2020.

For the year ended December 31, 2021, the Guanzan Group incurred an impairment charge of $ 1,923,071. Such impairment charge was recorded after the completion of an earn-out period. Guoyitang incurred an impairment charge of $7,154,393, primarily because the 2021 performance targets set forth in Guoyitang’s acquisition agreement were not met as a result of the pandemic and lockdowns. Zhongshan hospital incurred an impairment charge of $9,134,277, primarily because its 2021 performance targets were not met as a result of the pandemic and lockdowns. The Qiangsheng, Eurasia and Minkang hospitals incurred an impairment charge of $7,916,431, primarily because their 2021 performance targets were not met as a result of the pandemic and lockdowns.

In 2021, the exchange rate of Chinese RMB to US dollars increased from $1 = ¥6.4515 to $1 = ¥ 6.3757. Since substantially all of our assets and revenues are denominated in RMB, we reported exchange gains of $24,967 for the year ended December 31, 2021, taking into consideration of such exchange rate change and exchange gains/losses related to non-currency assets and liabilities, compared to exchange gains of $547,114 for the year ended December 31, 2020.

Net loss from continuing operation

Net loss from continuing operations was $34,921,745 for the year ended December 31, 2021 compared to a net loss of $3,786,035 for the year ended December 31, 2020, an increase $31,135,710, which was primarily due to the impairment of goodwill and a result of the significant increase in operating expenses of our consolidated company.

Income/(Loss) from operations of discontinued operations

As a result of the plans to dispose of the NF Group and Boqi Zhengji and the actions taken to fulfill the plans, the businesses of the NF Group and Boqi Zhengji are recorded as discontinued operations in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operation and the results of the operations of the NF Group and Boqi Zhengji are presented under the line item net loss from discontinued operations for the years ended December 31, 2020.

Income from the discontinued operation was $Nil for the year ended December 31, 2021 compared to income of $1,908,110 for the year ended December 31, 2020, which was primarily due to the investment income recognized from the disposal of NF Group and Boqi Zhengji for the year ended December 31, 2020.

Net Loss

We reported a net loss of $34,921,745 for the year ended December 31, 2021 compared to a net loss of $1,877,925 for the year ended December 31, 2020, an increase of $33,043,820.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of December 31, 2021, we had cash of $4,797,849 and negative working capital of $932,493 as compared to cash of $135,309 and working capital of $9,619,274 on December 31, 2020.

Beginning on September 27, 2019, we sold $1,534,250 of convertible notes to various investors that matured during the period beginning September 27, 2020 and ending on March 13, 2021. Each of these notes was issued for a term of 12 months, carrying 6% annual interest rate and convertible into Common Stock. According to the applicable agreements, each holder of such notes had the right during the period beginning one hundred eighty (180) calendar days following the date of their issuance and ending on the maturity date, to convert all or any part of the outstanding and unpaid principal into shares of Common Stock. All of the above notes were converted into shares of Common Stock during the year ended December 31, 2020.

On February 1, 2020, we entered into a stock purchase agreement to acquire Guanzan. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Guanzan and its subsidiary, Shude, for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 190,000 shares of Common Stock and the cash payment of RMB 80,000,000 (approximately $11,428,571.) On March 18, 2020, we closed the Guanzan acquisition by delivering 190,000 shares of Common Stock. In addition, we assumed bank indebtedness of $1,135,884 in connection with the acquisition.

On June 23, 2020, we completed the disposition of the NF Group, at which time we received $10 million from the buyer.

On December 11, 2020, we entered into a release agreement extinguishing our obligation to pay any additional consideration in connection with the purchase of Boqi Zhengji. We subsequently sold all the issued and outstanding shares of the capital stock of Boqi Zhengji in consideration of $1,700,000 on December 11, 2020.

On December 14, 2020, we entered into a stock purchase agreement (the “Cogmer SPA”) to acquire Chongqing Cogmer Biology Technology Co., Ltd. (“Cogmer”), a distributor of medical devices including in vitro diagnostic devices, focused on sales to hospitals and sub-distributors in the southwest region of the PRC. Pursuant to the Cogmer SPA, the Company agreed to purchase all the issued and outstanding equity interests in Cogmer for RMB 116,000,000 (approximately $17,737,000), to be paid by the issuance of 400,000 shares of our common stock and the payment of RMB 76,000,000 in cash. In December, 2020, we paid a deposit of $3,065,181 to the shareholders of Cogmer. On March 15, 2021, we terminated the Cogmer SPA upon mutual agreement with the Cogmer shareholders without incurring any penalties as a result of the termination. We recovered the deposit of $3,065,181 from the shareholders of Cogmer on November 29, 2021.

On May 18, 2020, we entered into a securities purchase agreement (the “May SPA”) with two institutional investors (the “Institutional Investors”) to sell convertible notes having a face amount of $6,550,000 at an aggregate original issue discount of 19.85% (the “2020 Notes”) and ranking senior to all outstanding and future indebtedness of the Company. The 2020 Notes do not bear interest except upon the occurrence of an event of default. Each Institutional Investor also received a warrant (the “Institutional Investor 2020 Warrant”) to purchase 325,000 shares of Common Stock at an initial exercise price of $14.225 per share (post-Split price (as defined below) and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant (the “Placement Agent 2020 Warrant”, together with the Institutional Investor 2020 Warrant, the “2020 Warrants”) to purchase up to 10% of the aggregate number of shares of Common Stock at an initial exercise price of $14.225 per share (post-Split price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares Common Stock issued pursuant to the 2020 Notes.

Pursuant to the May SPA, two 2020 Notes each in the face amount of $2,225,000 were issued to the Institutional Investors in consideration of the payment of $1,750,000 in cash for each 2020 Note.

The May SPA, the 2020 Notes and the warrants provide that each and every reference to share prices, shares of Common Stock and any other numbers therein that relate to the Common Stock will be automatically adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions that occur with respect to the Common Stock (each, a “Stock Combination Event”, and such date thereof, the “Stock Combination Event Date”) thereafter. The May SPA, the 2020 Notes and the 2020 Warrants further provide if after a Stock Combination Event, the Event Market Price is less than the conversion price (in the case of the Convertible Notes) or the exercise price (in the case of the warrants) then in effect (after giving effect to the above adjustments), then on the sixteenth (16th) trading day immediately following such Stock Combination Event Date, the conversion price or exercise then in effect on such sixteenth (16th) trading day (after giving effect to the above adjustments) will be reduced (but in no event increased) to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event Date, the quotient determined by dividing (x) the sum of the dollar volume-weighted average price of the Common Stock for each of the five (5) trading days with the lowest dollar volume-weighted average price of the Common Stock during the fifteen (15) consecutive trading day period ending and including the trading day immediately preceding the sixteenth (16th) trading day after such Stock Combination Event Date, divided by (y) five (5). The price adjustment described in this paragraph is hereinafter referred to as the “Event Market Price Adjustment.”

The 2020 Notes, which matured on the eighteen-month anniversary of the issuance date, are payable in installments and are convertible at the election of the investors at the conversion price of $12.95 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to adjustment in the event of default. Each investor also received a warrant to purchase 130,000 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 34,369 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the 2020 Notes. Pursuant to the May SPA, additional convertible notes in an aggregate original face amount not to exceed $2,100,000 (the “Additional Notes”) could also be issued to the Institutional Investors under certain circumstances.

On February 24, 2021, we entered into an amendment to the May SPA with the Institutional Investors to increase the amount of the Additional Notes by $3,300,000 to $5,400,000. On February 26, 2021, Additional Notes in an aggregate original principal amount of $5,400,000 were issued to the Institutional Investors, together with the issuance of warrants to acquire an aggregate of 152,000 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 34,749 shares of our Common Stock at an initial exercise price of $14.23 per share post-Split Price and (subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the Additional Notes.

On November 18, 2021, we entered into a securities purchase agreement (the “November SPA”) with the same two Institutional Investors to sell them a series of senior convertible notes (the “2021 Notes”) with an original issue discount of 20% and ranking senior to all outstanding and future indebtedness of the Company in a private placement. Each Institutional Investor paid $3,250,000 in cash for a 2021 Note in the face amount of $3,900,000. The November SPA also provided for the issuance of additional 2021 Notes in an aggregate original principal amount not to exceed $3,900,000 under certain circumstances. The November SPA also contains provisions about the Market Event Price. The 2021 Notes, which were issued on November 22, 2021, mature on the eighteen-month anniversary of the issuance date, are payable by the Company in installments and are convertible at the election of the Institutional Investors at the conversion price of $3.25 (post-Split Price and subject to the Event Market Price Adjustment), which is subject to adjustment in the event of default. Each Institutional Investor also received a warrant (the “Institutional Investor 2021 Warrant”) to purchase 180,000 shares of Common Stock at an initial exercise price of $3.55 per share (subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant (the “Placement Agent 2021 Warrant”, together with the Institutional Investor 2021 Warrant, the “2021 Warrants”) to purchase up to 8% of the aggregate number of shares of Common Stock at an initial exercise price of $3.55 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares Common Stock issued pursuant to the 2021 Notes.

The Company implemented a reverse stock split (the “Split”) on February 2, 2022 at the ratio of 5 to 1. The 2020 Notes were fully converted before the Split, and therefore no price adjustment was actually implemented at the conversion, although the price information provided above about the 2020 Notes was post-split price. The conversion price of the 2021 Notes and the exercise price of the 2020 Warrants and the 2021 Warrants will be adjusted pursuant to the Event Market Price formula upon conversion or exercise. There has been no conversion of the 2021 Notes or exercise of the 2020 Warrants or the 2021 Warrants as of the date of this report.

On February 1, 2022, the Company entered into an Amendment and Settlement Agreement to amend the Stock Purchase Agreement relating to the acquisition of the Zhongshan hospital. The amendment reduced post-closing performance targets and payments and settled certain payments as a result of such amendment. Pursuant to the amendment, the purchase price was retroactively reduced by 50% from RMB 120,000,000 (currently approximately $18,864,957) to RMB 60,000,000 (currently approximately $9,432,479), the closing cash payment was retroactively reduced from RMB 40,000,000 to nil and the deferred closing stock payment was retroactively reduced from 400,000 shares of our Common Stock to 200,000 shares of Common Stock. The 2021 revenue target was also reduced by 50% from RMB 30,000,000 to RMB 15,000,000, the 2021 profit target was reduced from RMB 5,000,000 to RMB 2,500,000, the 2022 revenue target was reduced from RMB 33,000,000 to RMB 16,500,000 and the 2022 profit target was reduced from RMB 5,500,000 to RMB 2,750,000.As a result of the amendments, the parties agreed that immediately after the signing of the amendment, the seller of Zhongshan hospital will execute and deliver all documents as requested by us in order to cause the return of 200,000 shares of our Common Stock and that prior to December 31, 2022, the seller will return RMB 40,000,000 to us in cash.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2021 and 2020, respectively.

	For the years ended December 31,
	2021	2020
Net cash used in operating activities	$(1,275,725)	$(3,517,733)
Net cash used in by investing activities	(696,517)	(724,465)
Net cash provided by financing activities	6,140,539	3,989,066
Exchange rate effect on cash	494,243	386,840
Net cash inflow	$4,662,540	$133,708

Operating Activities

We used $1,275,725 in our operations during the year ended December 2021, as compared to $3,517,733 used in our operations in the year ended December 31, 2020, which included cash used in the discontinued operations of $843,382.

The decrease in the amount of cash used in operating activities was primarily attributable to the change in prepayments and other receivables and operating lease-right of use assets. During the year ended December 31, 2021, adjustments for non-cash items primarily included the gains recorded on the amortization of convertible notes of $554 thousand.

Investing Activities

Cash used in investing activities was $696,517 for the year ended December 31, 2021 compared to $724,465 used in investing activities for the year ended December 31, 2020. Cash used in investing activities for the year ended December 31, 2021 was due to the payment for the acquisition of Qiangsheng, Eurasia and Mingkang Hospitals, purchase of property, plant and equipment and the return of the funds paid in the year of 2020 as a deposit for the purchase of Cogmer, which acquisition was not completed and was cancelled in 2021.

Financing Activities

Cash provided by our financing activities was $6,140,539 for the year ended December 31, 2021 compared to $3,989,066 for the year ended December 31, 2020. During the year ended December 31, 2021, we raised $6.5 million through the issuance of convertible promissory notes and $1.05 million from loans.

Contingent Contractual Obligations

As of December 31, 2021, we had a $4.8 million of contractual obligation, which is the maximum amount of cash payable for the Zhuoda acquisition, which is subject to post-closing adjustments based on their operation in 2022 and 2023.

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

Our chief executive officer and interim chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, based on the material weaknesses described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting is not effective.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2021:

●	Due to our limited resources, we do not have enough accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in our financial transactions in accordance with US GAAP.

●	The Company has insufficient written policies and procedures for accounting and financial reporting, which led to inadequate financial statement closing process.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weaknesses as of December 31, 2021, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

Management’s Remediation Plan

We expect to implement the following measures in 2022 to continue to remediate the material weaknesses identified:

●	To establish additional written policies and procedures for accounting and financial reporting to improve the Company’s financial statement closing process.

●	To continue providing applicable training for our financial and accounting staff to enhance their understanding of U.S. GAAP and internal control over financial reporting.

●	To continue providing applicable training for our accounting manager to improve our internal review process.

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

No change in our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

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

Name	Age	Position
Tiewei Song	50	Director, Chief Executive Officer and President
Baiqun Zhong	58	Interim Chief Financial Officer
Xiaoping Wang	42	Chief Operating Officer, Director
Mia Kuang Ching	56	Independent Director, Chair of Audit Committee
Ju Li	43	Independent Director
Jianxi Wang	69	Independent Director

Biographical Information of Our Current Directors and Executive Officers

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

Baiqun Zhong served as our Interim CFO from May 21, 2021 until July 14, 2021 and assumed such role once again on September 27, 2021. Prior thereto, Mr. Zhong was the CFO of the Company’s wholly-owned subsidiary Bimai Pharmaceutical (Chongqing) Co., Ltd. From October 2019 to October 2020, she was the CFO of the Company’s wholly-owned subsidiary, Chongqing Guanzan Technology Co., Ltd. From January 2009 to September 2019, Ms. Zhong was the Chief Accountant of Chongqing Yichen Trade Company, in charge of the company’s financial affairs. From January 2006 to December 2008, she was the Supply and Distribution Manager of Chongqing Cafu Automobile Co., Ltd., an automobile retailer. From January 2001 to December 2005, she was the Chief Accountant of Guangzhou Baiyun Lantian Medical Co., Ltd. Ms. Zhong holds a bachelor’s degree in accounting from Chongqing Technology and Business University and a Chinese CPA license.

Xiaoping Wang has been our Chief Operating Officer since February 2020 and was elected as a director on June 15, 2021. He is supervising our retail pharmacy, wholesale pharmaceuticals and wholesale medical device segments. From July 2014 to January 2020, he served as the Supervisor of Chongqing Guanzan Technology Co., Ltd. and the General Manager of Chongqing Shude Pharmaceutical Co., Ltd. From October 2004 to June 2014, he was the President of Sales, and later the President of National Sales at Fujian Hongcheng Bio-Medical Co., Ltd.. Mr. Wang graduated from Chongqing Pharmaceutical High Level Specialty School and holds an MBA degree from Chongqing Normal University.

Ju Li has served as an independent director since January 2019. He has extensive financial investment and enterprise management experience. From January 2017 to present, Mr. Li has served as the General Manager of Oxxas GmbH, a clothing retailer, responsible for the company’s daily operation, including creating the company’s business plans and promoting the company’s business. From April 2015 to February 2017, Mr. Li was the general manager of Asia Pacific at Sensus Asset Management Co., Ltd., an asset management firm. From March 2009 to February 2015, Mr. Li was the general manager of Asia Pacific at Varengold Bank. Mr. Li holds a B.A. degree from the Bremen University of Applied Sciences, Germany.

Mia Kuang Ching has served as an independent director of our company since August 2009 and is Chairman of the Audit Committee. Since October 2013, he has served as the Managing Director of Le Yu Corporate Advisory Pte Ltd., a human resources consulting firm. From January 2012 to October 2013, he worked as an M&A consultant. May 2001 until December 2, 2011 he was the managing partner of SBA Stone Forest Corporate Advisory (Shanghai) Co., Ltd. From 1997 to 2000, he was the Chief Accountant of Dalian Container Terminal, a joint venture formed by PSA Corporation of Singapore and the Port of Dalian Authority. From 1994 to 1997, he was the Group Financial Controller of Fullmark Pte. Ltd., responsible for operations in China, Hong Kong, Malaysia and Vietnam and was in-charge of its strategic investment, group financing and mergers and acquisitions. From 1992 to 1994 he was Regional Accountant (South Europe) of Singapore Airlines.

Jianxin Wang has served as an independent director of our company since June 15, 2021. He previously served as an independent director of the Company from September 2009 through January 2019. Since January 2017, Mr. Wang has been the President of Sparkles International Development Corp, a Virginia based consulting firm that he founded in June 1993. He was the General Manager of China Thermal Energy Investment Corp., an Chinese urban energy supplier, from December 2013 to December, 2015, and the Vice President and director of the International Fund at China’s Environment, a Washington D.C. based non-profit organization from January 2013 to December 2016. He served as the General Manager of Gaoping Ronggao PV Solar Development Co., Ltd, a Chinese manufacturer of PV solar energy cells, from September 2011 to December 2013. He was a Senior Advisor to China Development Bank from August 2010 to August 2012. Mr. Wang received a M.S. degree in Science from Florida State University in 1988 and a B.A degree in English from Beijing Foreign Studies University in 1983.

On March 6, 2022, Mr. Fengsheng Tan resigned as a director effective immediately for personal reasons. Mr. Tan’s decision did not result from any disagreement relating to our company’s operations, policies or practice.

On December 14, 2021, Mr. Yongquan Bi resigned as a director and Chairman of the Board of Directors of our company effective immediately for personal reasons. Mr. Bi’s decision did not result from any disagreement with the Company relating to our company’s operations, policies or practice.

Family Relationships

There are no family relationships between or among any of the current directors or executive officers.

Audit Committee

The current members of our audit committee are Mia Kuang Ching (Chair), Ju Li and Jianxi Wang, each of whom we believe satisfies the independence requirements of the Securities and Exchange Commission and NASDAQ. We believe Mr. Ching is qualified as an audit committee financial expert under the regulations of the SEC by reason of his work experience. Our audit committee assists our Board of Directors in its oversight of:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, to the best of our knowledge, Jun Jia Ju Li, Xiaoping Wang and Jianxin Wang have not filed Forms 3 with the SEC.

Nomination and Governance Committee

Mia Kuang Ching, Ju Li and Jianxi Wang are the members of our Nominating and Governance Committee where Ju Li serves as the chairman. All members of our Nominating and Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. Our Board adopted and approved a charter for the Nominating and Governance Committee. According to the Nominating and Governance Committee’s Charter, the Nominating and Governance Committee is responsible for identifying and proposing new potential director nominees to the board of directors for consideration and the review of our corporate governance policies.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation during the last two fiscal years for our named executive officers whose total salary in fiscal 2021 totaled $100,000 or more:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Tiewei Song	2021	625,000	-	235,000	-	-	860,000
(CEO, Director)	2020	500,000	-	-	-	-	500,000

Baiqun Zhong	2021	145,833	-	-	-	-	145,833
(CFO)

On January 24, 2022, the Company issued 1,000,000 shares of Common Stock as the salary for Mr. Tiewei Song. We accrued $235,000, as part of the stock compensation of his annual salary in 2021 based on the terms in the Renewed Song Agreement.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Agreement with Mr. Tiewei Song

We entered into an employment agreement (the “Song Agreement”) with Mr. Song dated October 1, 2019, under which Mr. Song agreed to serve as our Chief Executive Officer for a term of two years commencing October1, 2019 with base annual cash compensation of $500,000 has not been paid as yet. The Song Agreement was renewed on October 28, 2021 for one (1) year (the “Renewed Song Agreement”). Under the Renewed Song Agreement, we agreed to pay him an annual base salary of $1,000,000 in cash and an annual stock compensation of 1,000,000 shares of our Common Stock. During the term of employment, Mr. Song will perform the duties as are commensurate and consistent with his position and will devote his full working time, attention and efforts to the Company and to discharging the responsibilities of his position, and such other duties as may be assigned from time to time by the Company, which relate to the business of the Company and are reasonably consistent with his position. During the term of employment, Mr. Song will not engage in any business activity that, in the reasonable judgment of the board of directors of the Company, conflicts with his duties under the Song Agreement, whether or not such activity is pursued for gain, profit or other advantage.

The Song Agreement and employment thereunder may be terminated (1) automatically upon the death or total disability of Mr. Song, (2) without Cause by the Company or for Good Reason (both as defined in the Song Agreement) by Mr. Song, in which case Mr. Song will be entitled to receive termination payments and benefits, including without limitation, an amount equal to six (6) months’ salary, unpaid salary earned through the date of termination and unused vacation that has accrued and would be payable under the Company’s standard and COBRA and other benefits, or (3) in connection with a Change of Control, in which case Mr. Song will be entitled to receive a severance payment in the amount equal to $10,000,000, and other benefits.

On January 27, 2022, we entered into an employment agreement with Baiqun Zhong, our interim Chief Financial Officer, for a term of one (1) year, effective May 21, 2021, taking into consideration that she served as the Interim CFO from May 21, 2021 until July 14, 2021 and assumed such role once again on September 27, 2021. Under the agreement, Ms. Zhong’s compensation consists of an annual salary of $250,000 in cash.

On January 27, 2022, we entered into an employment agreement with Mr. Xiaping Wang for a term of one (1) year, effective January 1, 2022. Under the agreement, Mr. Wang’s compensation will consist of an annual salary of $500,000 in cash and stock compensation of 500,000 shares of the Company’s common stock. We issued 500,000 shares of our common stock to Mr. Wang in January, 2022 We did not provide any compensation to Mr. Wang for the year ended December 31, 2021.

Compensation of Directors

As at December 31, 2021, we had four non-employee directors, of whom only Mr. Mia Kuang Ching has received compensation, as set forth in the table below. As of December 6, 2021, the Company entered into Board of Directors Agreements (the “BOD Agreements”) with each of Messrs. Fengsheng Tan, Ju Li, Jianxin Wang and Ching Mia Kuang, independent directors of the Company. Pursuant to the BOD Agreements, each of Messrs. Fengsheng Tan, Ju Li, Jianxin Wang and Ching Mia Kuang are entitled to a monthly cash payment of $2,000. The BOD Agreements also contain customary provisions addressing obligations for agreements of this type such as confidentiality, dispute resolution, termination, the Company’s duty to reimburse reasonable expenses, etc. On March 6, 2022, Mr. Fengsheng Tan resigned as a director, when the Company paid him a lump sum payment of 8,000 for his services as a director of the Company since 2018 during which he did not receive any compensation until 2022. Directors who are also employees of the Company and/or its subsidiaries received no additional compensation for their services as directors.

Name	Compensation	Other Fees	Total
Ching Mia Kung	$24,000	-	$24,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Common Stock as of April 14, 2022 for: (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock; (ii) each of our directors and director nominees; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group:

Name and Address(1) of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (2)	Percentage of Beneficial Ownership
Tiewei Song, Director, Chief Executive Officer and President	1,000,000	9.38%
Baiqun Zhong, Interim Chief Financial Officer	-	-
Xiaoping Wang, Director, Chief Operating Officer	500,000	4.69%
Mia Kuang Ching, Director	-	-
Ju Li, Director	-	-
Jianxin Wang, Director	-
All officers and directors as a group (6 persons)	1,500,000	14.07%

(1)	Unless indicated otherwise, the beneficial owner’s address is 9th Floor, Building 2, Chongqing Corporation Avenue, Yuzhong District, Chongqing, P. R. China.

(2)	Applicable percentage of ownership is based on 10,359,264 shares of Common Stock outstanding as of April 14, 2022. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of April 14, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. There are no options, warrants, rights, conversion privileges or similar rights to acquire the common stock of the Company and the Common Stock is the only outstanding class of equity securities of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transaction s with middle management personnel

Amount due from related parties and middle management personnel

As of December 31, 2021 and December 31, 2020, the total amounts due from certain mid-management officers was $622,554 and $Nil, respectively, which included:

●	As of December 31, 2021, Mr. Jiangjin Shen, the Chief Executive Officer of Minkang owed $544,600 which bears no interest. The Company received full repayment on this advance on April 13, 2022.

●	As of December 31, 2021, Mr. Zhiwei Shen, the Chief Executive Officer of Qiangsheng owed $77,954, which bears no interest. The Company received full repayment on this advance on April 13, 2022.

Amount due from related parties and middle management personnel

As of December 31, 2021 and December 31, 2020, the total amounts due from certain mid-management officers was $622,554 and $Nil, respectively, which included:

●	Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and Chairman of the Board of directors of the Company, of $30,258 and $29,566, respectively, free of interest and due on demand. These amounts represents the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018.

●	Amount payable to Mr. Li Zhou, the legal representative (general manager) of Guanzan, of $477,128 and $0 respectively is for daily operation and third party profession fees with no interest.

●	Amounts payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $188,684 and $184,370, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang is for reimbursable operating expenses that the Company owed to Mr. Zhang prior to the acquisition of Boqi Zhengji.

●	Amounts payable to Mr. Youwei Xu, the financial manager of Xinrongxin of $12,872 and $12,578, respectively, free of interest and due on demand. The amount due to Mr. Xu, relates to reimbursable operating expenses that was owed to Mr. Xu prior to the acquisition of Boqi Zhengji.

●	Amounts payable to Shaohui Zhuo, the general manager of Guoyitang of $5,102 and $0, respectively, for daily operation with no interest.

●	Amounts payable to Nanfang Xiao, a director of Guoyitang of $11,450 and $0, respectively, was for daily operation with no interest.

●	Amounts payable to Jia Song, the manager of Guoyitang of $4,791 and $0, respectively, was for daily operation with no interest.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, considered whether any director has a material relationship with us that could interfere with his or her ability to exercise independent judgment in carrying out their responsibilities. As a result of this review, we determined that Mia Kuang Ching, Ju Li and Jianxi Wang were “independent directors” as defined under the rules of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered by our independent auditors, Audit Alliance LLP, for their audit of our annual financial statements during the years ended December 31, 2021 and 2020 respectively:

	2021	2020
Audit Fees	$250,000	$195,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	134,693
Total Accounting Fees and Services	250,000	329,693

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The amounts shown for Audit Alliance LLP in 2021 and 2020, respectively, relate to the audits of our annual financial statements and the review of the financial statements included in our filings on Form 10-Q.

Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. There were no audit-related fees billed during the years ended December 31, 2021 and 2020.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2021 and 2020.

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

Item 16. FORM 10-K SUMMARY

We have elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BIMI INTERNATIONAL MEDICAL INC.

By:	/s/ TIEWEI SONG
Tiewei Song
Chief Executive Officer

Dated: April 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Tiewei Song	Director and Chief Executive Officer	April 15, 2022
Tiewei Song	(Principal Executive Officer),

/s/Mia Kuang Ching	Director	April 15, 2022
Mia Kuang Ching

/s/ Ju Li	Director	April 15, 2022
Ju Li

/s/ XiaopingWang	Director	April 15, 2022
Xiaoping Wang

/s/ Jianxin Wang	Director	April 15, 2022
Jianxin Wang

/s/Baiqun Zhong	Interim Chief Financial Officer	April 15, 2022
Baiqun Zhong	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155).

3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155)

3.3	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009

3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, dated September 16, 2010

3.5	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 18, 2019

3.6	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)

4.1	Description of Securities Registered Under Section 12 of the Exchange Act	Incorporated by reference from the Company’s Annual Report on Form 10-K for year December 31, 2019

10.1	Executive Employment Agreement (Song, Tiewei) dated October 1, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 4, 2019

10.2	Form of Securities Purchase Agreement dated May 18, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.3	Form of Secured Convertible Promissory Note dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.4	Form of Warrant dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020.

10.5	Form of Shareholder Pledge Agreement dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.6	Form of Voting Agreement dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.7	Form of Registration Rights Agreement dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.8	Prepayment and Amendment Agreement dated November 20, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 24, 2020

10.9	Form of Waiver with respect to Registration Rights under the Securities Purchase Agreement of May 18, 2020, dated November 23, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 25, 2020

10.10	Stock Purchase Agreement dated December 7, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 9, 2020

10.11	Stock Purchase Agreement dated December 11, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2020

10.12	Stock Purchase Agreement dated December 14, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2020

10.13	Stock Purchase Agreement dated December 15, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 16, 2020

10.14	Amendment to Stock Purchase Agreement dated February 24, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 24, 2021

10.15	Stock Purchase Agreement dated April 9, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 13, 2021

10.16	Stock Purchase Agreement dated April 16, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 22, 2021

10.17	Stock Purchase Agreement dated September 10, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 14, 2021

10.18	Executive Employment Agreement (Song, Tiewei) dated October 28, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 1, 2021

10.19	Form of Secured Convertible Promissory Note dated November 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 18, 2021

10.20	Form of Warrant dated November 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 18, 2021

10.21	Form of Registration Rights Agreement dated November 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 18, 2021

	Amendments to three Stock Purchase Agreements dated December 17, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 17, 2021

10.22	Stock Purchase Agreement dated December 20, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 22, 2021

	Employment Agreement (Wang, Xiaoping) dated January 27, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 31, 2022

10.23	Employment Agreement (Zhong, Baiqun) dated January 27, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 31, 2022

10.24	Amendment No. 3 to the Stock Purchase Agreement and Settlement Agreement dated February 1, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 3, 2022

14.1	Code of Ethics of the Registrant	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 30, 2018

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

BIMI INTERNATIONAL MEDICAL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BIMI International Medical, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BIMI International Medical, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2021 and 2020, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020 and the consolidated results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill- – Refer to Note 4,5,6,7,8 and Note 19

Critical Audit Matter Description

As described in Notes 4,5,6,7,8 and 19 to the consolidated financial statements, the Company acquired the Guanzan Group in 2020 and acquired the Guoyitang Hospital, the Zhongshan Hospital, the Qiangsheng, Eurasia and Minkang Hospitals and Zhuoda in 2021. The goodwill associated with the acquisition of: (i) Guanzan of $6,914,232; (ii) Guoyitang of $7,154,393; (iii) Zhongshan of $10,443,494, (iv) Minkang, Qiangsheng and Eurasia of $9,067,529 and (v) Zhuoda of $924,740, were initially recognized at the acquisition closing date.

Management assessed goodwill for potential impairment as of December 31, 2021 and 2020 by comparing the carrying amount of the cash-generating unit to which goodwill has been allocated with the recoverable amount determined by assessing the value-in-use (“VIU”) by preparing a discounted cash flow forecast. Preparing a discounted cash flow forecast involves the exercise of significant management judgement, in particular in forecasting revenue growth and operating profit and in determining an appropriate discount rate.

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company has elected to perform quantitative assessment. In the quantitative assessment, the Company’s evaluation of goodwill for impairment involves the comparison of the fair value to the carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating margins including consideration of the impact of the COVID-19 pandemic. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge. Based on the quantitative assessment performed, if it is more likely than not that the fair value is less than the carrying amount. During the year ended December 31, 2021 and 2020, impairment losses on goodwill in the amount of $26,128,171 and nil were recognized based on the quantitative assessment performed, respectively.

We identified goodwill impairment as a critical audit matter because of the significant judgments made by management to estimate the fair value of the acquired companies and the difference between the fair value and carrying value. This required a high degree of auditor judgment and an increased efforts, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures relating to the discount rate and forecasts of future revenue and operating margin used by management to estimate the fair value of the acquired companies included the following, among others:

●	We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.

●	We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to historical revenues and operating margins.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

a.	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation;

b.	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Audit Alliance LLP

Singapore

April 15, 2022

We have served as the Company’s auditor since 2020.

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$4,797,849	$135,309
Accounts receivable, net	7,005,442	6,686,552
Advances to suppliers	3,163,836	2,693,325
Amount due from related parties	622,554	-
Inventories, net	2,639,883	735,351
Prepayments and other receivables	2,930,083	14,880,526
Operating lease-right of use assets	-	53,425
Total current assets	21,159,647	25,184,488

NON-CURRENT ASSETS
Deferred tax assets	207,549	193,211
Property, plant and equipment, net	3,521,401	910,208
Intangible assets, net	18,039	-
Operating lease-right of use assets	4,845,509	-
Goodwill	8,376,217	6,914,232
Total non-current assets	16,968,715	8,017,651

TOTAL ASSETS	$38,128,362	$33,202,139

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$1,799,394	$904,228
Long-term loans due within one year	369,187	34,201
Convertible promissory notes, net	5,211,160	3,328,447
Accounts payable, trade	7,339,210	5,852,050
Advances from customers	1,943,028	194,086
Amount due to related parties	730,285	226,514
Taxes payable	662,777	773,649
Other payables and accrued liabilities	3,082,917	4,228,976
Lease liability-current	954,182	23,063
Total current liabilities	22,092,140	15,565,214

NON-CURRENT LIABILITIES
Lease liability-non current	4,161,789	22,457
Long-term loans - non-current	538,006	720,997
Total non-current liabilities	4,699,795	743,454

TOTAL LIABILITIES	26,791,935	16,308,668

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized; 8,502,222 and 2,650,917 shares issued and outstanding as of December 31, 2021 and 2020, respectively *	8,502	2,651
Additional paid-in capital	55,220,130	26,355,523
Statutory reserves	2,263,857	2,263,857
Accumulated deficit	(47,900,929)	(12,914,973)
Accumulated other comprehensive income	1,601,870	1,003,392
Total BIMI International Medical Inc.’s equity	11,193,430	16,710,450

NON-CONTROLLING INTERESTS	142,997	183,021
Total equity	11,336,427	16,893,471

Total liabilities and equity	$38,128,362	$33,202,139

*	Retrospectively restated due to five for one reverse stock split, see Note 24

The accompanying notes are an integral part of the consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31
	2021	2020
REVENUES	27,079,795	12,844,902

COST OF REVENUES	22,483,404	10,402,085

GROSS PROFIT	4,596,391	2,442,817

OPERATING EXPENSES:
Sales and marketing	3,180,252	783,134
General and administrative	9,523,093	5,471,964
Total operating expenses	12,703,345	6,255,098

LOSS FROM OPERATIONS	(8,106,954)	(3,812,281)

OTHER INCOME (EXPENSE)
Interest income	3,101	304
Interest expense	(351,066)	(84,913)
Exchange gains	24,967	547,114
Impairment loss of goodwill	(26,128,171)	-
Other expense	(344,254)	(1,953)
Total other income (expense), net	(26,795,423)	460,552

LOSS BEFORE INCOME TAXES	(34,902,377)	(3,351,729)

PROVISION FOR INCOME TAXES	19,368	434,306

NET LOSS FROM CONTINUING OPERATIONS	(34,921,745)	(3,786,035)

DISCONTINUED OPERATIONS
Income/(loss) from operations of discontinued operations	-	1,908,110

NET LOSS	(34,921,745)	(1,877,925)
Less: net income attributable to non-controlling interest	64,211	119,158
NET LOSS ATTRIBUTABLE TO BIMI INTERATIONAL MEDICAL INC.	$(34,985,956)	$(1,997,083)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	598,478	(941,957)

TOTAL COMPREHENSIVE LOSS	(34,323,267)	(2,819,882)
Less: comprehensive loss attributable to non-controlling interests	(26,056)	(17,113)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICAL INC.	$(34,297,211)	$(2,802,769)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	5,362,927	2,134,562

LOSS PER SHARE
Continuing operation-Basic and diluted	$(6.51)	$(1.77)
Discontinued operation-Basic and diluted	$-	$0.89
Basic and diluted	$(6.51)	$(0.88)

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Statutory	Non Controlling	Accumulated	Total Stockholders’
	Shares*	Amount	Capital	(Loss)/Income	Reserve	Interest	Deficit	Equity
Balance as of December 31, 2019	1,814,658	1,815	15,651,083	1,683,770	2,227,634	(170,050)	(10,881,667)	8,512,585

Issuance of common shares	836,260	836	10,704,440	-	-	-	-	10,705,276

Net income/(loss)	-	-	-	-	-	17,113	(1,997,083)	(1,979,970)

Disposal of discontinued operations and subsidiaries						170,050	-	170,050

Appropriated statutory surplus reserves					36,223	-	(36,223)	-

Foreign currency translation adjustment				(680,378)	-	165,908	-	(514,470)

Balance as of December 31, 2020	2,650,918	2,651	26,355,523	1,003,392	2,263,857	183,021	(12,914,973)	16,893,471

Issuance of common shares	5,851,304	5,851	28,864,607					28,870,458

Net income/(loss)						(26,056)	(34,985,956)	(35,012,012)

Foreign currency translation adjustment	-	-	-	598,478		(13,968)		584,510

Balance as of December 31, 2021	8,502,222	8,502	55,220,130	1,601,870	2,263,857	142,997	(47,900,929)	11,336,427

*	Retrospectively restated due to five for one reverse stock split, see Note 24

The accompanying notes are an integral part of the consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,921,745)	$(3,786,035)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	244,116	56,041
Impairment loss of Goodwill	26,128,171	-
Inventories impairment reserve	93,884	9,294
Allowance for doubtful accounts	(53,698)	146,977
Amortization of discount of convertible promissory notes	554,292	2,091,927

Change in operating assets and liabilities
Accounts receivable	685,426	(4,997,548)
Advances to suppliers	(457,841)	(1,470,339)
Inventories	(1,434,531)	205,580
Prepayments and other receivables	9,812,297	(1,021,703)
Operating lease-right of use assets	(976,372)	(53,425)
Accounts payable, trade	(453,738)	4,548,651
Advances from customers	1,702,762	(1,156,040)
Operating lease liabilities	915,004	45,520
Taxes payable	(495,987)	429,006
Other payables and accrued liabilities	(2,617,765)	590,979
Net cash used in operating activities from continuing operations	(1,275,725)	(4,361,115)
Net cash provided by operating activities from discontinued operations	-	843,382
Net cash used in operating activities	(1,275,725)	(3,517,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of Guanzan Group	-	95,220
Cash received from acquisition of subsidiaries	189,896	-
Payment for the acquisition of Qiangsheng, Eurasia and Mingkang Hospitals	(3,136,910)	-
Payment for the acquisition of Guoyitang and Zhongshan	-	(9,195,543)
Deposit for the acquisition of Cogmer	3,065,181	(3,065,181)
Purchase of property, plant, and equipment	(814,684)	(258,961)
Net cash used in investing activities from continuing operations	(696,517)	(12,424,465)
Net cash provided by investing activities from discontinued operations	-	11,700,000
Net cash used in investing activities	(696,517)	(724,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	-	65,302
Proceeds from long-term loan	151,995	534,201
Net proceeds from issuance of convertible promissory notes	6,500,000	3,457,325
Repayment of short-term loans	(33,273)	(216,462)
Amount financed from (to) related parties	(478,183)	148,700
Net cash provided by financing activities from continuing operations	6,140,539	3,989,066
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by investing activities	6,140,539	3,989,066

EFFECT OF EXCHANGE RATE ON CASH	494,243	386,840

INCREASE IN CASH	4,662,540	133,708
CASH AND CASH EQUIVALENTS, beginning of period	135,309	1,601
CASH AND CASH EQUIVALENTS, end of period	$4,797,849	$135,309

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$444,633	$45,178
Cash paid for interest expense, net of capitalized interest	$163,883	$101,417

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of shares of Common stock for the equity acquisition of Chongqing Guanzan Technology Co., Ltd.	$3,818,000	$4,537,000
Issuance of shares of Common stock for equity acquisition of Zhongshan Chaohu Hospital	$3,480,000	$-
Issuance of shares of Common stock for equity acquisition of Guoyitang Hospital	$3,820,000	$-
Issuance of shares of Common stock for equity acquisition of Minkang, Qiangsheng and Eurasia hospitals	$5,930,619	$-
Issuance of shares of Common stock for equity acquisition of Zhuoda	$1,498,200	-
Issuance of shares of Common stock for payment of improvements to offices	$696,896	-
Goodwill recognized from equity acquisition of Zhongshan Chaohu Hospital	$10,443,494	$-
Goodwill recognized from equity acquisition of Guoyitang Hospital	$7,154,393	$-
Goodwill recognized from equity acquisition of Minkang, Qiangsheng and Eurasia hospitals	$9,067,529	$-
Goodwill recognized from equity acquisition of Zhuoda	$924,740
Goodwill recognized from equity acquisition of Guanzan Group	$6,914,212	$6,914,212
Outstanding payment for equity acquisition of Zhuoda	$4,800,000	$-
Outstanding payment for equity acquisition of Guanzan Group	$-	$3,065,181
Common stock to be issued upon conversion of convertible promissory notes	$5,400,000	$-

The accompanying notes are an integral part of the consolidated financial statements

BIMI INTERNATIONAL MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

On June 24, 2020, the Company established a wholly owned subsidiary Boyi (Liaoning) Technology Co. Ltd (“Liaoning Boyi”), in order to be qualified to participate in local healthcare projects. On December 22, 2020, the Company established another subsidiary, Bimai Pharmaceutical (Chongqing) Co., Ltd. (“Chongqing Bimai”), to replace Xinronxin as the holding company for all the retail, wholesale and hospital operations in China.

On March 18, 2020, the Company, through its wholly owned subsidiary, Xinrongxin, acquired 100% of the equity interests in Chongqing Guanzan Technology Co., Ltd. (“Guanzan”). Guanzan holds an 80% equity interest in Chongqing Shude Pharmaceutical Co., Ltd. (“Shude”, collectively with Guanzan, the “Guanzan Group”). Guanzan also owns 100% equity interest in Chongqing Lijiantang Pharmaceutical Co. Ltd., a subsidiary established in May 2020. Lijiantang operates 4? retail pharmacy stores in China (collectively, the “Lijiantang Pharmacy Group”,”).

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

On December 20, 2021, the Company entered into a stock purchase agreement to acquire Bengbu Mali OB-GYN Hospital Co., Ltd. (“Mali Hospital”). The closing of the Mali Hospital SPA is expected to take place in April 2022, subject to necessary regulatory approvals.

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

The Company’s wholesale segments are engaged in the distribution of medical devices and pharmaceuticals.

The Company’s medical services segments are engaged in providing medical services in the hospitals.

As of December 31,2021, the details of the Company’s major subsidiaries are as follows:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest held(%)
Lasting Wisdom Holdings Limited	British Virgin Island, a limited liability company	Investment holding	100

Pukung Limited	Hong Kong, a limited liability company	Investment holding	100

Beijing Xinrongxin Industrial Development Co., Ltd.	The PRC, a limited liability company	Investment holding	100

Boyi (Liaoning) Technology Co., Ltd	The PRC, a limited liability company	IT Technology service research and development	100

Dalian Boyi Technology Co., Ltd	The PRC, a limited liability company	IT Technology service research and development	100

Chongqing Guanzan Technology Co., Ltd.	The PRC, a limited liability company	Wholesale distribution of medical devices in the PRC	100

Chongqing Shude Pharmaceutical Co., Ltd.	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	95

Chongqing Lijiantang Pharmaceutical Co., Ltd.	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100

Bimai Pharmaceutical (Chongqing) Co., Ltd.	The PRC, a limited liability company	Investment holding	100

Chongqing Guoyitang Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100

Chongqing Huzhongtang Healthy Technology Co., Ltd.	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100

Chaohu Zhongshan Minimally Invasive Hospital Co.,Ltd.	The PRC, a limited liability company	Hospital in the PRC	100

Yunnan Yuxi Minkang Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100

Wuzhou Qiangsheng Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100

Suzhou Eurasia Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100

Bimai Hospital Management (Chongqing) Co. Ltd	The PRC, a limited liability company	Hospital management in the PRC	100

Pusheng Pharmaceutical Co., Ltd	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100

Chongqing Zhuoda Pharmaceutical Co., Ltd(“Zhuoda”)	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100

Chongqing Qianmei Medical Devices Co., Ltd (“Qianmei”)	The PRC, a limited liability company	Wholesale distribution of medical devices in the PRC	100

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, the Company incurred operating losses of $8,106,954 and $3,812,281, and a cash outflow of $1,275,725 and $3,517,733 from operating activities for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had an accumulated deficit of $47.90 million. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

The consolidated financial information as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The consolidated financial information should be read in conjunction with the consolidated financial statements and the notes.

●	Use of estimates

The preparation of the consolidated financial statements in conformity with the U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions made by management include, among others, useful lives and impairment of long-lived assets, impairment of goodwill, collectability of accounts receivable, advances to suppliers, allowance for doubtful accounts, reserve of inventory and valuation of derivative liabilities. While the Company believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

●	Business combination

The Company accounted for its business combination using the acquisition method of accounting in accordance with ASC 805 “Business Combinations”. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities incurred by the Company to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the acquisition date amounts of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated income statements. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Subsequent to the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any further adjustments are recorded in the consolidated income statements.

In a business combination achieved in stages, the Company re-measures the previously held equity interest in the acquiree immediately before obtaining control at its acquisition date fair value and the re-measurement gain or loss, if any, is recognized in the consolidated income statements.

When there is a change in ownership interests or a change in contractual arrangements that results in a loss of control of a subsidiary, the Company deconsolidates the subsidiary from the date control is lost. Any retained non-controlling investment in the former subsidiary is measured at fair value and is included in the calculation of the gain or loss upon deconsolidation of the subsidiary.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $322,145 and $1,236,830, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $Nil and $7,463, respectively.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market ceiling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of December 31, 2021 and 2020, the Company recorded allowance for obsolete inventories (the Pharmacy Group’s expired medicine) of $103,178 and $9,825, respectively.

●	Property, Plant and Equipment

Property, Plant and Equipment are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Items	Expected useful lives	Residual value
Building	20 years	5%
Office equipment	3 years	5%
Electronic equipment	3 years	5%
Furniture	5 years	5%
Medical equipment	10 years	5%
Vehicles	4 years	5%
Leasehold Improvement	Shorter of lease term or useful life	5%

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

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is not amortized~~,~~ and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed.

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. The Company has the opinion to assess qualitative factors to determine whether it is necessary to perform the two-step in accordance with ASC 350-20. If the Company believes, as a result of the qualitative carrying amount, the two-step quantities impairment test described below is required.

The first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required.

If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business acquisition with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit~~.~~ The excess of the fair value of the reporting unit~~.~~ over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. The fair value of discounted cash flow was determined using management’s estimates and assumptions~~.~~

Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill will be reassigned based on the relative fair value of each of the affected reporting units. As of December 31, 2021 and 2020, the Company recorded impairment for goodwill of $26,128,171 and $Nil, respectively.

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

●	Beneficial conversion feature

The Company evaluates the conversion feature to determine whether it was beneficial as described in ASC 470-20. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible notes payable and may not be settled in cash upon conversion, is treated as a discount to the convertible notes payable. This discount is amortized over the period from the date of issuance to the date the notes is due using the effective interest method. If the notes payable are retired prior to the end of their contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

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

For the years ended December 31, 2021 and 2020, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2021, the Company did not have any significant unrecognized uncertain tax positions.

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

●	Debt issuance costs and debt discounts

The Company may record debt issuance costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed.

●	Discontinued operation

In accordance with ASC 205-20, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

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

The reporting currency of the Company is the United States Dollar (“$”). The Company’s subsidiaries in the PRC maintain their books and records in their local currency, the Renminbi Yuan (“RMB”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the $ are translated into $, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into $ has been made at the following exchange rates for the respective year:

	December 31, 2021	December 31, 2020
Year-end RMB: $1 exchange rate	6.3757	6.5249
Annual average RMB: $1 exchange rate	6.4515	6.8976

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended December 31, 2021, the Company operated in four reportable operating segments in the PRC.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326)”, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life, instead of when incurred. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, which amends Subtopic 326-20 (created by ASU No.2016-13) to explicitly state that operating lease receivables are not in the scope of Subtopic 326-20. Additionally, in April 2019, the FASB issued ASU No.2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, in May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”, and in November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”, and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, to provide further clarifications on certain aspects of ASU No. 2016-13 and to extend the nonpublic entity effective date of ASU No. 2016-13. The changes (as amended) are effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2022, and the Company is in the process of evaluating the potential effect on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. As amended by ASU 2019-10, annual or interim goodwill impairment tests are performed in fiscal years beginning after December 15, 2022. We do not expect that the adoption of this guidance will have a material impact on our financial position, results of operations and cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance effective January 1, 2021, which adoption did not have a material impact on the consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. For public business entities, the amendments in ASU 2020-06 are effective for public entities which meet the definition of a smaller reporting company are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company will adopt ASU 2020-06 effective January 1, 2024. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

4.	THE ACQUISITION OF THE GUANZAN GROUP

On February 1, 2020, the Company entered into a stock purchase agreement to purchase the Guanzan Group (the “Guanzan SPA”). Guanzan is a distributor of medical devices whose customers are primarily drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest of China (the “Guanzan Acquisition”). Guanzan holds business licenses in the PRC such as a Business Permit for Medical Devices and a Recordation Certificate for Business Activities Involving Class II Medical Devices, etc., which qualify Guanzan to engage in the distribution of medical devices in the PRC. Pursuant to the Guanzan SPA, we agreed to purchase all the issued and outstanding shares of the Guanzan Group (the “Guanzan Shares”) for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 190,000 shares of Common Stock and the payment of RMB 80,000,000 (approximately $11,428,571) in cash. The stock consideration was payable at closing and the cash consideration, which is subject to post-closing adjustments based on the performance of the Guanzan Group in the years ending December 31, 2020 and 2021, respectively, will be paid pursuant to a post-closing payment schedule. The transaction closed on March 18, 2020. Upon the closing, 100% of the Guanzan Shares were transferred to the Company and the stock consideration was issued to the seller.

On November 20, 2020, the parties to the Guanzan SPA entered into a Prepayment and Amendment Agreement (the “Prepayment Agreement”) for the prepayment of a portion of the Guanzan Cash consideration in the amount of RMB 20,000,000 (the “Prepayment”), in the form of shares of Common Stock valued at $15.00 per share, in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020. On November 30, 2020, 200,000 shares of our Common Stock were issued to the designated assignees of the seller as the prepayment. Upon the approval of the Company’s shareholders, on August 27, 2021, the Company issued 920,000 shares of Common Stock as payment in full for the balance of the post-closing consideration for the acquisition of Guanzan.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Guanzan Acquisition as of March 18, 2020:

Items	Amount
Assets:
Cash	$95,220
Accounts receivable	1,835,981
Advances to suppliers	1,222,986
Amount due from related parties	410,943
Inventories	950,225
Prepayments and other receivables	90,256
Property, plant and equipment	707,289
Intangible assets	254,737
Goodwill	6,914,232
Liabilities:
Short-term bank borrowings	(838,926)
Long-term loans due within one year	(250,663)
Accounts payable, trade	(1,303,399)
Advances from customers	(1,350,129)
Amount due to related parties	(106,720)
Taxes payable	(406,169)
Other payables and accrued liabilities	(390,593)
Long-term loans – noncurrent portion	(186,796)
Non-controlling interests	(46,295)
Total-net assets	$7,602,179

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

On December 9, 2020, the Company entered into an agreement to acquire all of the outstanding equity of Guoyitang, the owner and operator of a private general hospital in Chongqing City, a southwest city of China, with 100 hospital beds. The aggregate purchase price for Guoyitang was $15,251,807 (RMB 100,000,000). Upon signing the agreement, 400,000 shares of Common Stock and approximately $3,096,119 (RMB 20,000,000) was paid as partial consideration for the purchase of Guoyitang. The transaction closed on February 2, 2021. The balance of the purchase price of approximately $6,100,723 (RMB 40,000,000) is subject to post-closing adjustments based on the performance of Guoyitang in 2021 and 2022. As a result of the performance failure of Guoyitang in 2021, the sellers are not eligible to receive any contingent payments.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the acquisition of Guoyitang as of February 2, 2021.

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

On December 15, 2020, the Company entered into an agreement to acquire Zhongshan Hospital, a private hospital in the east region of China with 65 hospital beds. Zhongshan Hospital is a general hospital known for its complex minimally invasive surgeries. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Zhongshan Hospital in consideration of approximately $18,515,661 (RMB 120,000,000). As partial consideration, approximately $6,100,723 (RMB 40,000,000) was paid in cash at the closing and 400,000 shares of Common Stock were issued on February 2021. The balance of the purchase price of approximately $6,100,723 (RMB 40,000,000) is subject to post-closing adjustments based on the performance of Zhongshan Hospital in 2021 and 2022. The transaction closed on February 5, 2021. As a result of the performance failure of Zhongshan in the year ended December 31, 2021, the seller is not eligible to receive any contingent payments.

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

On April 9, 2021, the Company and Chongqing Bimai entered into a stock purchase agreement to acquire three private hospitals in the PRC, Qiangsheng, Eurasia and Minkang. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Qiangsheng, Eurasia and Minkang in consideration of approximately $25,023,555 (RMB162,000,000) to paid by the issuance of 800,000 shares of Common Stock (the “April Stock Consideration”), the value of which was agreed to be RMB 78 million or $12 million and the payment of RMB 84,000,000 (approximately $13,008,734) in cash (the “Cash Consideration”). The first payment of the Cash Consideration was RMB 20,000,000 (approximately $3,097,317). The second and third payments of the Cash Consideration of RMB 64,000,000 (approximately $9,911,416) are subject to post-closing adjustments based on the performance of Qiangsheng, Eurasia and Minkang in 2021 and 2022. The sellers can choose to receive the second and third payments in the form of the shares of Common Stock valued at $15.00 per share or in cash. The transaction closed on May 6, 2021, at which time the April Stock Consideration was issued. As a result of the performance failure by the three hospitals for the year ended December 31, 2021,ure, the sellers are not eligible to receive any contingent payments.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Qiangsheng, Eurasia and Minkang acquisitions as of May 6, 2021:

Items	Amount
Assets
Cash	$12,341
Accounts receivable	41,836
Inventories	156,576
Advances and other receivables	40,620
Property, plant and equipment	653,104
Right of use assets	2,168,709
Goodwill	9,067,529
Liabilities
Accounts payable	(355,980)
Advances from customers	(36,798)
Tax payable	(345,870)
Other payables and accrued liabilities	(311,174)
Lease liability-current	(365,788)
Lease liability-non-current	(1,988,195)
Total net assets	$8,736,910

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Qiangsheng, Eurasia and Minkang hospitals. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Qiangsheng, Eurasia and Minkang Hospitals at the acquisition date.

8.	THE ACQUISITION OF ZHUODA

On September 10, 2021, Guanzan entered into an agreement to acquire Zhuoda. Pursuant to the agreement, Guanzan agreed to purchase all the issued and outstanding equity interests in Zhuoda in consideration of $11,400,000 (RMB 75,240,000). The entire purchase consideration was payable in shares of Common Stock. At the closing on September 22, 2021, 440,000 shares of Common Stock valued at RMB 43,560,000, or $15.00 per share (approximately $6,600,000) was issued as partial consideration for the purchase. The remainder of the purchase price of approximately $4,800,000 (RMB 31,680,000), is subject to post-closing adjustments based on the performance of Zhuoda in 2022 and 2023. The transaction closed on October 8, 2021.

The following summarizes the identified assets acquired and liabilities assumed pursuant to Zhuoda acquisition as of October 8, 2021:

Items	Amount
Assets
Cash	$102,350
Accounts receivable	804,083
Inventories	131,456
Advances and other receivables	886,370
Property, plant and equipment	6,579
Right of use assets	17,160
Goodwill	924,740
Liabilities
Short term loan	(773,737)
Accounts payable	(56,887)
Advances from customers	(3,778)
Tax payable	(24,787)
Other payables and accrued liabilities	(493,868)
Lease liability-current	(7,217)
Lease liability-non-current	(14,265)
Total net assets	$1,498,199

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Zhuoda. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Zhuoda at the acquisition date.

9.	DISCONTINUED OPERATIONS

In late 2019, the Company committed to a plan to dispose of the NF Group. On March 31, 2020, the Company entered into the NF SPA with respect to the disposition of NF Group in consideration of $10,000,000. The sale closed on June 23, 2020.

On April 11, 2019, the Company entered into a securities purchase agreement (the “Boqi SPA”) with Lasting and several individual sellers (the “Sellers”) whereby the Company agreed to purchase 100% of the equity interests in Lasting (the “Boqi Acquisition”). On December 11. 2020, the Company entered into an agreement (“Boqi Zhengji SPA”) with respect to the disposal of Boqi Zhengji. Pursuant to the Boqi Zhengji SPA, the aggregate sale price for Boqi Zhengji was $1,700,000. The sale of Boqi Zhengji closed on December 18, 2020, at which time the Company received $1.7 million. Upon closing, the Company ceased operating pharmacies in Dalian.

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

The carrying amount of the major classes of assets and liabilities of the discontinued operations as of December 31, 2019 consist of the following:

December 31, 2019
Assets from discontinued operations
Current assets:
Cash	$58,407
Restricted cash	183,338
Accounts and retention receivable, net	155,296
Advances to suppliers	82,392
Inventories	2,090,752
Due from related parties	1,350
Prepayments and other receivables	164,308
Total current assets	2,735,843

Non-current assets:
Property, plant and equipment,	16,967,129
Intangible assets, net	10,349,362
Total non-current assets	27,316,491
Total assets	$30,052,334

Liabilities from discontinued operations
Liabilities
Current liabilities:
Short-term loans	$5,730,914
Short-term loans-related party	1,300,565
Accounts payable, trade	2,993,407
Advances from customers	459,439
Amount due to related parties	166,146
Taxes payable	1,177,582
Other payables and accrued liabilities	2,120,918
Total current liabilities	13,948,971
Total liabilities	$13,948,971

The summarized operating results of the discontinued operations included in the Company’s consolidated statements of operations for the year ended December 31, 2020 consist of the following:

For the year ended December 31, 2020
Revenues	$22,792
Cost of revenues	410,328
Gross loss	(387,536)

Operating expense	670,629
Investment income from disposal of discontinued operations	3,296,352
Other expense	330,077
Income/(loss) before income taxes	1,908,110

Income tax expense	-
Net income/(loss) from discontinued operations	$1,908,110

10.	THE SALE OF THE NF GROUP

In late 2019, the Company committed to a plan to dispose of the NF Group. On March 31, 2020, the Company entered into the NF SPA with respect to the sale of the NF Group in consideration of $10,000,000. The sale of the NF Group closed on June 23, 2020, at which time the Company received $10 million. Upon closing, the Company ceased to be involved in the energy efficiency enhancement business. The Company recognized investment income of $ 3,364,493 from the disposal of the NF Group.

The consolidated NF Group balance sheet on June 23, 2020 consisted of the following:

June 23, 2020
Current assets:
Cash	$21,825
Restricted cash	180,494
Accounts and retention receivable, net	44,087
Advances to suppliers	50,165
Inventories	1,360,746
Prepayments and other receivables	103,120
Total current assets	1,760,437

Non-current assets:
Property, plant and equipment, net	16,694,212
Intangible assets, net	2,343,299
Total non-current assets	19,037,511
Total assets	$20,797,948

Liabilities
Current liabilities:
Short-term loans	$5,651,602
Accounts payable, trade	2,318,939
Advances from customers	383,728
Amount due to related parties	5,665,983
Taxes payable	1,260,280
Other payables and accrued liabilities	2,461,780
Total current liabilities	17,742,312
Total liabilities	$17,742,312

The summarized operating results of the NF Group in the Company’s consolidated statements of operations consist of the following:

For the year ended December 31, 2020
Revenues	$8,537
Cost of revenues	3,394
Gross profit	5,143

Operating expenses	498,212
Other expense	307,536
Loss before income taxes	(800,605)

Income taxes	-
Net loss	$(800,605)

11.	The Sale of Boqi Zhengji

On December 11. 2020, the Company entered into a stock purchase agreement (“Boqi Zhengji SPA”) with respect to the disposal of Boqi Zhengji. Pursuant to the Boqi Zhengji SPA, the aggregate sale price for Boqi Zhengji was $1,700,000. The sale of Boqi Zhengji closed on December 18, 2020 at which time the Company received $1.7 million. Upon closing, the Company ceased operating pharmacies in Dalian. The Company recognized an investment loss of $68,141 from the disposal of Boqi Zhengji.

The consolidated Boqi Zhengji balance sheet on December 18, 2020 consisted of the following:

December 18, 2020
Current assets:
Cash	$957
Accounts and retention receivable, net	2,350
Advances to suppliers	107,578
Inventories	280,803
Prepayments and other receivables	104,366
Total current assets	496,054

Non-current assets:
Property, plant and equipment, net	22,810
Intangible assets, net	1,573,592
Total non-current assets	1,596,402
Total assets	$2,092,456

Liabilities
Current liabilities:
Accounts payable, trade	732,830
Advances from customers	31,092
Taxes payable	(2,904)
Other payables and accrued liabilities	346,960
Total current liabilities	1,107,978
Total liabilities	$1,107,978

The summarized operating results of the Boqi Zhengji in the Company’s condensed consolidated statements of operations consist of the following:

For the year ended December 31, 2020
Revenues	$14,254
Cost of revenues	406,934
Gross loss	(392,680)

Operating expenses	172,416
Other expense	22,541
Loss before income taxes	(587,637)

Income taxes	-
Net loss	$(587,637)

12.	ACCOUNTS RECEIVABLE

The majority of the Company’s pharmacy retail revenues are derived from cash sales, except for sales to the government social security bureaus or commercial health insurance programs, which typically settle once a month. The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. As of December 31, 2021 and 2020, accounts receivable consisted of the following:

	December 31, 2021	December 31, 2020
Accounts receivable, cost	$7,327,587	$7,923,382
Less: allowance for doubtful accounts	(322,145)	(1,236,830)
Accounts receivable, net	$7,005,442	$6,686,552

13.	ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandise for sale in the ordinary course of business. As of December 31, 2021 and 2020, the Company reported advances to suppliers as follow:

	December 31, 2021	December 31, 2020
Advances to suppliers, cost	$3,163,836	$2,700,788
Less: allowance for doubtful accounts	-	(7,463)
Advances to suppliers, net	$3,163,836	$2,693,325

14.	INVENTORIES

The Company’s inventories consist of medical devices and pharmaceuticals that were purchased from third parties for resale to third party pharmacies, clinics, hospitals, and in our retail pharmacy stores, etc. Inventories consisted of the following:

	December 31, 2021	December 31, 2020
Pharmaceuticals	$2,395,824	$196,506
Medical devices	347,237	548,670
Less: allowance for obsolete and expired inventory	(103,178)	(9,825)
	$2,639,883	$735,351

For the years ended December 31, 2021 and 2020, the Company accrued allowances of $93,884 and $9,294 respectively for obsolete and expired items.

15.	PREPAYMENT AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for both retail stores, hospitals and office space premises, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of December 31, 2021 and 2020, respectively.

	December 31, 2021	December 31, 2020
Deposits for rental	$63,021	$11,050
Prepaid rental fees	-	37,687
Prepaid expenses and improvements of offices	293,933	-
Deposit for purchase of medical devices	-	28,113
Receivables from convertible bonds	-	1,500,000
Deferred offering cost	1,227,778	889,971
Prepayment for acquisition of Guoyitang and Zhongshan	-	9,195,543
Deposit for acquisition of Cogmer	-	3,065,181
Receivables from third party	766,197	-
Others	605,234	162,326
Less: allowance for doubtful accounts	(26,080)	(9,345)
Prepayments and other receivables, net	$2,930,083	14,880,526

Management evaluates the recoverable value of these balances periodically according to the Company’s policy of credit and allowance for doubtful accounts. For the years ended December 31, 2021 and 2020, the Company recorded bad debt expenses of $16,735 and $17,656, respectively.

16.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2021	December 31, 2020
Building	$818,757	$800,035
Office equipment	440,890	38,769
Electronic equipment	1,541,777	49,507
Furniture	60,411	151
Vehicle	220,430	130,532
Medical equipment	2,431,240	-
Leasehold Improvement	1,928,538	-
	7,442,043	1,018,994
Less: accumulated depreciation	(3,920,642)	(108,786)
Property, plant and equipment, net	$3,521,401	$910,208

Depreciation expenses for the years ended December 31, 2021 and 2020 were $240,660 and $56,041, respectively.

17.	Intangible assets

	December 31, 2021	December 31, 2020
Software	$21,495	$-
	21,495	-
Less: accumulated amortization	(3,456)	-
Intangible assets, net	$18,039	$-

Amortization expense for the years ended December 31, 2021 and 2020 were $3,456 and $Nil, respectively.

18.	LEASES

Balance sheet information related to the Company’s operating leases as of December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Right of Use Assets
Operating lease	$4,845,509	53,425
Total right of use assets	$4,845,509	53,425
Operating Lease Obligations
Current operating lease liabilities	$954,182	23,063
Non-current operating lease liabilities	$4,161,789	22,457
Total Lease Liabilities	$5,115,971	45,520

Lease liability maturities as of December 31, 2021, are as follows:

Operating Lease
2022	1,111,576
2023	1,037,193
2024	923,223
2025	835,280
2026 and thereafter	2,505,223
Total minimum lease payments	6,412,495
Less: Amount representing interest	(1,296,524)
Total	$5,115,971

19.	GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Beginning balance	$6,914,232	$-
Addition during the year	27,590,156	6,914,232
Impairment during the year	(26,128,171)	-
Goodwill	$8,376,217	$6,914,232

The goodwill associated with the acquisition of: (i) Guanzan of $6,914,232; (ii) Guoyitang of $7,154,393; (iii) Zhongshan of $10,443,494,(iv) Minkang, Qiangsheng and Eurasia of $9,067,529 and (v) Zhuoda of $924,740, were initially recognized at the acquisition closing dates.

As of December 31, 2021 and December 31, 2020, goodwill was $8,376,217 and $6,914,232, respectively. Impairment losses for the years ended December 31, 2021 and 2020 was $26,128,171 and $Nil, respectively.

20.	LOANS

Short-term loans

	December 31, 2021	December 31, 2020
Construction Bank of China	$544,630	$-
Wuhu Yangzi Rural Commercial Bank	235,268	-
Industrial and Commercial Bank of China	94,107	-
Agricultural Bank of China	156,846	-
Chongqing Nan’an Zhongyin Fuden Village Bank Co. LTD	-	153,259
Postal Savings Bank of China	768,543	750,969
Total	$1,799,394	$904,228

For the years ended December 31, 2021 and 2020, the interest expense on short-term loans amounted to $57,283 and $45,716,respectively.

Long-term loans

	December 31, 2021	December 31, 2020
Standard Chartered Bank	$68,723	$163,973
China Minsheng Bank	125,476	-
Construction bank of china	33,565	-
Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd.	116,974	-
We Bank	562,455	591,225
Subtotal of long-term loans	907,193	755,198
Less: current portion	(369,187)	(34,201)
Long-term loans – non current portion	$538,006	$720,997

For the years ended December 31, 2021 and 2020, the interest expense on long-term loans amounted to $106,600 and $44,673,respectively.

21.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

On May 18, 2020, we entered into a securities purchase agreement (the “May SPA”) with two institutional investors (the “Institutional Investors”) to sell convertible notes having a face amount of $6,550,000 at an aggregate original issue discount of 19.85% (the “2020 Notes”) and ranking senior to all outstanding and future indebtedness of the Company. The 2020 Notes do not bear interest except upon the occurrence of an event of default. Each Institutional Investor also received a warrant (the “Institutional Investor 2020 Warrant”) to purchase 325,000 shares of Common Stock at an initial exercise price of $14.225 per share (post-Split price (as defined below) and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant (the “Placement Agent 2020 Warrant”, together with the Institutional Investor 2020 Warrant, the “2020 Warrants”) to purchase up to 10% of the aggregate number of shares of Common Stock at an initial exercise price of $14.225 per share (post-Split price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares Common Stock issued pursuant to the 2020 Notes.

Pursuant to the May SPA, two 2020 Notes each in the face amount of $2,225,000 were issued to the Institutional Investors in consideration of the payment of $1,750,000 in cash for each 2020 Note.

The May SPA, the 2020 Notes and the warrants provide that each and every reference to share prices, shares of Common Stock and any other numbers therein that relate to the Common Stock will be automatically adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions that occur with respect to the Common Stock (each, a “Stock Combination Event”, and such date thereof, the “Stock Combination Event Date”) thereafter. The May SPA, the 2020 Notes and the 2020 Warrants further provide if after a Stock Combination Event, the Event Market Price is less than the conversion price (in the case of the Convertible Notes) or the exercise price (in the case of the warrants) then in effect (after giving effect to the above adjustments), then on the sixteenth (16th) trading day immediately following such Stock Combination Event Date, the conversion price or exercise then in effect on such sixteenth (16th) trading day (after giving effect to the above adjustments) will be reduced (but in no event increased) to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event Date, the quotient determined by dividing (x) the sum of the dollar volume-weighted average price of the Common Stock for each of the five (5) trading days with the lowest dollar volume-weighted average price of the Common Stock during the fifteen (15) consecutive trading day period ending and including the trading day immediately preceding the sixteenth (16th) trading day after such Stock Combination Event Date, divided by (y) five (5). The price adjustment described in this paragraph is hereinafter referred to as the “Event Market Price Adjustment.”

The 2020 Notes, which matured on the eighteen-month anniversary of the issuance date, are payable in installments and are convertible at the election of the investors at the conversion price of $12.95 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to adjustment in the event of default. Each investor also received a warrant to purchase 130,000 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 34,369 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the 2020 Notes. Pursuant to the May SPA, additional convertible notes in an aggregate original face amount not to exceed $2,100,000 (the “Additional Notes”) could also be issued to the Institutional Investors under certain circumstances.

On February 24, 2021, we entered into an amendment to the May SPA with the Institutional Investors to increase the amount of the Additional Notes by $3,300,000 to $5,400,000. On February 26, 2021, Additional Notes in an aggregate original principal amount of $5,400,000 were issued to the Institutional Investors, together with the issuance of warrants to acquire an aggregate of 152,000 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 34,749 shares of our Common Stock at an initial exercise price of $14.23 per share post-Split Price and (subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the Additional Notes.

On November 18, 2021, we entered into a securities purchase agreement (the “November SPA”) with the same two Institutional Investors to sell them a series of senior convertible notes (the “2021 Notes”) with an original issue discount of 20% and ranking senior to all outstanding and future indebtedness of the Company in a private placement. Each Institutional Investor paid $3,250,000 in cash for a 2021 Note in the face amount of $3,900,000. The November SPA also provided for the issuance of additional 2021 Notes in an aggregate original principal amount not to exceed $3,900,000 under certain circumstances. The November SPA also contains provisions about the Market Event Price. The 2021 Notes, which were issued on November 22, 2021, mature on the eighteen-month anniversary of the issuance date, are payable by the Company in installments and are convertible at the election of the Institutional Investors at the conversion price of $3.25 (post-Split Price and subject to the Event Market Price Adjustment), which is subject to adjustment in the event of default. Each Institutional Investor also received a warrant (the “Institutional Investor 2021 Warrant”) to purchase 180,000 shares of Common Stock at an initial exercise price of $3.55 per share (subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant (the “Placement Agent 2021 Warrant”, together with the Institutional Investor 2021 Warrant, the “2021 Warrants”) to purchase up to 8% of the aggregate number of shares of Common Stock at an initial exercise price of $3.55 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares Common Stock issued pursuant to the 2021 Notes.

The Company implemented a reverse stock split (the “Split”) on February 2, 2022 at the ratio of 5 to 1. The 2020 Notes were fully converted before the Split, and therefore no price adjustment was actually implemented at the conversion, although the price information provided above about the 2020 Notes was post-split price. The conversion price of the 2021 Notes and the exercise price of the 2020 Warrants and the 2021 Warrants will be adjusted pursuant to the Event Market Price formula upon conversion or exercise. There has been no conversion of the 2021 Notes or exercise of the 2020 Warrants or the 2021 Warrants as of the date of this report.

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

	December 31,
	2021	2020
Convertible note – principal	$7,800,000	$5,367,174
Convertible note – discount	(2,588,840)	(2,038,727)
	$5,211,160	$3,328,447

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

	December 31, 2021	December 31, 2020
Dividend yield	$0%	$0%
Expected volatility	171%	101%; 166%
Risk free interest rate	0.87%	0.07%; 0.22%
Expected life (year)	1.42	0.88; 3.38

The value of the conversion option liability underlying the Notes and Convertible Notes as of December 31, 2021 and 2020 were nil. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of nil for the year ended December 31, 2021 and 2020.

22.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Amount due from mid-level management personnel

As of December 31, 2021 and December 31, 2020, the total amounts due from certain mil-level management personnel were $622,554 and $Nil, respectively, which included:

1.	As of December 31, 2021, Amount due from Mr.Jiangjin Shen, the Chief Executive Officer of Minkang, of $544,600 carried no interest. The Company received full repayment on this advance on April 13, 2022.

2.	As of December 31, 2021, Amount due from Mr. Zhiwei Shen, the Chief Executive Officer of Qiangsheng of $77,954 carried no interest. The Company received full repayment on this advance on April 13, 2022.

Amount due to related parties and mid-level management personnel

As of December 31, 2021 and 2020, the total amounts payable to related parties and mil-level management was $730,285 and $226,514, respectively, which included:

1.	Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and Chairman of the Board of directors of the Company, of $30,258 and $29,566, respectively, free of interest and due on demand. These amounts represents the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018.

2.	Amount payable to Mr. Li Zhou, the legal representative (general manager) of Guanzan, of $477,128 and $0 respectively is for daily operations and third party professional fees with no interest.

3.	Amounts payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $188,684 and $184,370, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang is for reimbursable operating expenses that the Company owed to Mr. Zhang prior to the acquisition of Boqi Zhengji.

4.	Amounts payable to Mr. Youwei Xu, the financial manager of Xinrongxin of $12,872 and $12,578, respectively, free of interest and due on demand. The amount due to Mr. Xu, relates to reimbursable operating expenses that was owed to Mr. Xu prior to the acquisition of Boqi Zhengji.

5.	Amounts payable to Shaohui Zhuo, the general manager of Guoyitang of $5,102 and $0, respectively, was for daily operations with no interest.

6.	Amounts payable to Nanfang Xiao, a director of Guoyitang of $11,450 and $0, respectively, for daily operations with no interest.

7.	Amounts payable to Jia Song, the manager of Guoyitang of $4,791 and $0, respectively, was for daily operations with no interest.

23.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Payroll payable	$947,911	$753,979
Salary payable – related party (1)	1,005,832	-
Accrued operating expenses	175,215	102,358
Social security payable	-	6,203
Acquisition payable (2)	-	3,065,181
Other payables	953,959	301,255
Other payables and accrued liabilities, net	$3,082,917	$4,228,976

(1)	The Company entered into the Song Agreement with Mr. Tiewei Song dated October 1, 2019, as its Chief Executive Officer for a term of two years commencing October 1, 2019 with base annual cash compensation of $500,000.The Song Agreement was renewed on October 28, 2021 for one year with an annual base salary of $1,000,000 in cash and an annual stock compensation of 1,000,000 shares of the Company’s common stock.

The Company entered into the employment Agreement with Ms. Baiqun Zhong dated January 27, 2022, as the Interim CFO from May 21, 2021 until July 14, 2021 with base annual cash compensation of $250,000.

(2)	Acquisition payable

In March 2020, the Company completed the Guanzan Acquisition. In addition to the issuance of 190,000 shares of Common Stock, the Company is obligated to pay approximately $4,414,119, which is subject to post-closing adjustments based on the performance of the Guanzan Group in 2020 and 2021. The fair value of the cash consideration payable has been calculated in conformance with FASB ASC 805-10. On November 20, 2020, the parties to the Guanzan acquisition agreement entered into a Prepayment and Amendment Agreement (the “Prepayment Agreement”) in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020, providing for the prepayment of RMB 20,000,000 in the form of shares of Common Stock valued at $15.00 per share. On November 30, 2020, the Company issued 200,000 shares of Common Stock as the prepayment. As of December 31, 2020, the Company was obligated to pay approximately $ 3,065,181 to the sellers of Guanzan Group. On August 27, 2021, the Company issued 920,000 shares of Common Stock in full payment of the balance of the post-closing consideration for the acquisition of Guanzan.

24.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares of Common Stock, $0.001 par value. As of December 31, 2021 and 2020, it had 8,502,222 shares and 2,650,917 shares outstanding, respectively. As of December 31, 2021, the Company reserved a total of 2,153,424 shares of Common Stock pursuant to the requirements of the convertible promissory notes.

On April 20, 2019 and October 7, 2019, the Company issued an aggregate of 300,000 shares of Common Stock as a part of the consideration for the acquisition of Boqi Zhengji.

On March 12, 2020, the Company issued 190,000 shares of Common Stock as the Guanzan Stock Consideration.

From April 6, 2020 through October 20, 2020, Power Up Lending Group Ltd., Crown Bridge Partners, LLC, Labrys Fund, LP, Morningview Financial, LLC,TFK Investments LLC, BHP Capital NY Inc., Firstfire Global Opportunities Fund, LLC and Platinum Point Capital LLC converted $1,534,250 of convertible notes plus interest into an aggregate of 331,643 shares of Common Stock.

On November 30, 2020, the Company issued 200,000 shares of Common Stock as the prepayment of RMB of the Guanzan Cash Consideration.

On December 2, 2020, the Institutional Investor, Hudson Bay Master Fund Ltd (“Hudson Bay”), converted $ 173,154 of a 2020 Note in the aggregate principal amount of $ 2,150,000 plus interests into an aggregate of 25,125 shares of Common Stock.

From December 2, 2020, the Institutional Investor, CVI Investments, Inc.(“CVI”), converted $609,615 of a 2020 Note in the aggregate principal amount of $ 2,150,000 plus interests into an aggregate of 89,492 shares of Common Stock.

From January 4, 2021 to February 9, 2021, Hudson Bay converted Convertible Notes in the aggregate principal amount of $ 2,150,000 plus interest into 276,943 shares of Common Stock.

From January 4, 2021 to March 1, 2021, CVI converted Convertible Notes in the aggregate principal amount of $ 2,150,000 plus interest into 227,731 shares of the Common Stock.

On February 2, 2021, the Company issued 400,000 shares of Common Stock as the Guoyitang Stock Consideration.

On February 3, 2021, a holder of a convertible note issued on December 16, 2019 converted a part of the note in the aggregate principal amount of $ 74,473 plus interest into 20,706 shares of Common Stock.

On February 11, 2021, the Company issued 50,000 shares of Common Stock to Real Miracle Investments Limited in consideration for consulting services.

On March 26, 2021, the Company issued 400,000 shares of Common Stock as the Zhongshan Stock Consideration.

On April 20, 2021, the Company issued 800,000 shares of Common Stock as partial consideration for the acquisition of the Minkang, Qiangsheng and Eurasia hospitals.

On April 29, 2021, the Company issued 100,000 shares of Common Stock as payment for improvements to offices located in Chongqing.

On June 18, 2021, 32,500 shares of Common Stock were issued to CVI with respect to its cashless exercise of 650,000 warrants that were issued in 2020.

On July 23, 2021, the Company issued 30,000 shares of Common Stock as payment for salary to three employees.

From August 26, 2021 to November 30, 2021, Hudson Bay converted Convertible Notes in the aggregate principal amount of $2,400,000 into 970,173 shares of Common Stock.

From August 26, 2021 to November 30, 2021, CVI converted Convertible Notes in the aggregate principal amount of $3,000,000 into1,183,251 shares of Common Stock.

On August 27, 2021, the Company issued 920,000 shares of Common Stock in full payment of the balance of the post-closing consideration for the acquisition of Guanzan.

On September 22, 2021, the Company issued 440,000 shares of Common Stock as the initial consideration for the acquisition of Zhuoda.

On February 2, 2022, we completed a five (5) for one (1) reverse stock split (the “Reverse Split”) of our issued and outstanding ordinary shares, par value $0.001 per share.

From the legal perspective, the Reverse Split applied to the issued shares of the Company on the date of the Reverse Split and does not have any retroactive effect on the Company’s shares prior that date. However, for accounting purposes only, references to our ordinary shares in this annual report are stated as having been retroactively adjusted and restated to give effect to the Reverse Split, as if the Reverse Split had occurred by the relevant earlier date.

25.	TAXES

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

As of December 31, 2021, the operations in the United States of America incurred $ 6,517,577 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Pukung is incorporated in Hong Kong and had no operating profit or tax liabilities during the period. Pukung is subject to tax at 16.5% on the assessable profits arising in or derived from Hong Kong.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 from our operation in the PRC is as follows:

	For the years ended December 31,
	2021	2020
Income/(loss) before income taxes from operation in the PRC	$(2,015,565)	$2,082,270
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(503,891)	520,568
Tax effect of non-deductible items	13,781	22,838
Tax effect of non-taxable entities	877,490	(109,100)
Tax effect of preferential tax rate	(368,012)	-
Income tax expense	$19,368	$434,306

Value-Added Tax and Other Withholding and Other Levies

The Company’s products are sold in the PRC and are subject to VAT on the gross sales price. The VAT rates range up to 13%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company for raw materials and other materials included in the cost of producing or acquiring its finished products. The Company records a VAT payable net of payments if the VAT payable on the gross sales is larger than VAT paid by the Company on purchase of materials or finished goods: otherwise, the Company records a VAT deductible in the accompanying financial statements net of any VAT payable at the end of reporting periods. As of December 31, 2021 and 2020, the Company recorded VAT payable of $11,163 and $96,153, respectively.

The Company is also subject to other levies such as stamp tax, unban construction tax, additional education tax which are charged by local governments. The rates of such levies are small and vary among the different jurisdictions in which the Company does business. The Company also acts as the personal income tax withholding agent for the salaries paid its employees. As of December 31, 2021 and 2020, the Company recorded other levies and withholding $642 and$13,458, respectively.

26.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021	2020
Net loss from continuing operation attributable to common shareholders	$(34,921,745)	$(3,786,035)
Net Income from discontinued operation attributable to common shareholders	-	1,908,110
Total net loss attributable to common shareholders	(34,921,745)	(1,877,925)
Weighted average number of common shares outstanding – Basic and diluted	5,362,927	2,134,563
loss per share – basic and diluted:
Continuing operations	$(6.51)	$(1.77)
Discontinued operations	-	0.89
Total	$(6.51)	$(0.88)

27.	STATUTORY RESERVES

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

28.	SEGMENTS

General Information of Reportable Segments:

The Company operates in four reportable segments: wholesale medical devices, wholesale pharmaceuticals, medical services and retail pharmacies. The wholesale medical devices segment distributes medical devices, including medical consumables to drug stores, private clinics, pharmaceutical dealers and hospitals. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug vendors. The medical services segment includes the hospitals acquired in 2021.The retail pharmacy segment sells prescription and OTC medicines, traditional Chinese medicines (“TCM”), healthcare supplies, and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. To date, there were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments.

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

For year ended December 31, 2021	Retail pharmacy	Medical device wholesale	Drugs wholesale	Medical services	Others	Total
Revenues from external customers	$316,647	$3,445,107	$16,905,498	$6,398,379	$14,164	$27,079,795
Cost of revenues	$200,162	$3,033,702	$16,450,014	$2,733,792	$65,734	$22,483,404
Depreciation, depletion, and amortization expense	$20,742	$36,122	$1,724	$17,680	$167,848	$244,116
Profit (loss)	$(562,641)	$186,473	$773,861	$(143,451)	$(35,175,987)	$(34,921,745)
Total assets	$3,485,943	$8,476,848	$19,308,932	$7,729,921	$(873,282)	$38,128,362

For year ended December 31, 2020	Retail pharmacy	Medical device wholesale	Drugs wholesale	All other	Total
Revenues from external customers	$84,087	$3,059,462	$9,701,353	$-	$12,844,902
Cost of revenues	$70,154	$2,481,616	$7,850,315	$-	$10,402,085
Depreciation, depletion, and amortization expense	$7,905	$28,399	$1,917	$17,820	$56,041
Profit (loss)	$(362,501)	$388,439	$590,528	$(4,402,501)	$(3,786,035)
Total assets	$298,492	$2,255,999	$7,825,169	$22,822,479	$33,202,139

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020.

Revenues	Year ended December 31, 2021
Total revenues from reportable segments	$29,936,867
Other revenues	14,165
Elimination of inter segments revenues	(2,871,237)
Total consolidated revenues	$27,079,795

Profit or loss
Total income/(loss) from reportable segments	$925,652
Elimination of inter segments profit or loss	(671,410)
Unallocated amount:
Amortization of discount of Notes and Convertible Notes	(1,977,401)
Other corporation expense	(33,198,586)
Total net loss	$(34,921,745)

Assets
Total assets from reportable segments	$25,603,811
Elimination of intersegments receivables	(14,424,711)
Unallocated amount:
Other unallocated assets – Dalian Boyi	21,955
Other unallocated assets – Chongqing Bimai	18,173,386
Other unallocated assets – Liaoning Boyi	33,847
Other unallocated assets – Xinrongxin	3,188,516
Other unallocated assets – BIMI	5,531,558
Total consolidated assets	$38,128,362

Revenues	Year ended December 31, 2020
Total revenues from reportable segments	$12,917,960
Elimination of inter segments revenues	(73,058)
Total consolidated revenues	$12,844,902

Profit or loss
Total income/(loss) from reportable segments	$622,172
Elimination of inter segments profit or loss	(5,707)
Unallocated amount:
Amortization of discount of Notes and Convertible Notes	(2,091,927)
Other corporation expense	(2,310,573)
Total net loss	$(3,786,035)

Assets
Total assets from reportable segments	$10,379,660
Unallocated amount:
Other unallocated assets – Dalian Boyi	21,492
Other unallocated assets – Liaoning Boyi	205,692
Other unallocated assets – Xinrongxin	12,265,444
Other unallocated assets – BIMI	10,329,851
Total consolidated assets	$33,202,139

29.	ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each types of products

For the years ended December 31, 2021 and 2020, respectively, the Company reported revenues for each type of product as follows:

	For the years ended December 31,
	2021	2020
Medical devices wholesale	$3,445,107	$3,059,462
Pharmaceuticals wholesale	16,905,498	9,701,353
Medical services	6,398,379	-
Pharmacy retail	316,647	84,087
Others	14,164	-
Total	$27,079,795	$12,844,902

(b)	Geographic areas information

For the years ended December 31, 2021 and 2020, respectively, all of the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of December 31, 2021and 2020.

(c)	Major customers

The Company engages in wholesale medical devices, wholesale pharmaceuticals, medical services and retail pharmacies in the PRC. All revenues were generated from customers located in the PRC. The customers who accounted for 10% or more of total revenues for the year ended December 31, 2021 and its outstanding accounts receivable balances as of December 31,2021, are presented as follows:

		For the year ended December 31, 2021		As of December 31, 2021
Customers	Segment	Sales	Percentage of total sales	Account receivables
Customer B	pharmaceuticals segment	$2,865,755	10.58%	$-

The customers who accounted for 10% or more of total revenues for the years ended December 31, 2020 and its outstanding accounts receivable balances as of December 31,2020, are presented as follows:

		For the year ended December 31, 2020		As of December 31, 2020
Customers	Segment	Sales	Percentage of total sales	Account receivables
Customer A	pharmaceuticals segment	$3,495,289	27.21%	$4,175,298

(d)	Major vendors

For the year ended December 31, 2021, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as of December 31,2021, are presented as follows:

		For the year ended December 31, 2021		As of December 31, 2021
Vendors	Segment	Purchases	Percentage of total purchases	Account payable
Vendor A	pharmaceuticals segment	$5,426,025	17.58%	$2,010,194
Vendor C	pharmaceuticals segment	$3,324,803	10.77%	$-

For the year ended December 31, 2020, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as of December 31,2020, are presented as follows:

		For the year ended December 31, 2020		As of December 31, 2020
Vendors	Segment	Purchases	Percentage of total purchases	Account payable
Vendor A	pharmaceuticals segment	$2,541,997	30.43%	$-
Vendor B	Medical devices segment	$1,849,616	22.14%	$4,406,027

(e)	Credit risk

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

The Company’s interest-rate risk arises from convertible promissory notes, short-term and long-term loans. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2021 and 2020, convertible promissory notes, short-term and long-term loans were at fixed rates.

(g)	Exchange rate risk

The reporting currency of the Company is the United States Dollar, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between $ and RMB. If RMB depreciates against $, the value of RMB revenues and assets as expressed in $ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(h)	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operation may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The outbreak of COVID-19 pandemic has expanded all over the world since the beginning of 2020, which has greatly slowdown the growth of the global economy, including the PRC, and this effect might be continued until the pandemic of COVID-19 was over. The slowdown of the growth of the PRC’s economy might has an adverse effect on our current business and future developments if we would not catch the opportunities of the increasing demand of medical products and the medical services in China.

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

30.	SUBSEQUENT EVENT

On January 7, 2022, the Company issued 600,000 shares of Common Stock as the initial consideration for the acquisition of Mali Hospital.

On January 24, 2022, the Company issued 1,000,000 shares of Common Stock as the salary for Mr. Tiewei Song.

On January 27, 2022, the Company entered into an employment agreement with Mr. Xiaping Wang for a term of one (1) year, effective January 1, 2022. Under the agreement, Mr. Wang’s compensation will consist of an annual salary of $500,000 in cash and stock compensation of 500,000 shares of the Company’s common stock. The Company issued 500,000 shares of our common stock to Mr. Wang on February 1,2022.

On February 1,2022, the Company issued 50,000 shares of Common Stock to Kingmoon & Kingyang (Jiulongpo) Law Firm as payment for services under a legal consulting agreement dated January 1, 2022.

On February 1, 2022, the Company entered into an Amendment and Settlement Agreement to amend the Stock Purchase Agreement relating to the acquisition of Chaohu Zhongshan Minimally Invasive Hospital dated in December 2020. The Amendment reduces post-closing performance targets and payments and settles certain payments as a result of such amendment. Pursuant to the amendment, the purchase price was retroactively reduced by 50% from RMB 120,000,000 (currently approximately $18,864,957) to RMB 60,000,000 (currently approximately $9,432,479), the closing cash payment was retroactively reduced from RMB 40,000,000 to nil and the deferred closing stock payment was retroactively reduced from 400,000 shares of Common Stock to 200,000 shares of Common Stock. The 2021 Revenue Target was also reduced by 50% from RMB 30,000,000 to RMB 15,000,000, the 2021 Profit Target was reduced from RMB 5,000,000 to RMB 2,500,000, the 2022 Revenue Target was reduced from RMB 33,000,000 to RMB 16,500,000 and the 2022 Profit Target was reduced from RMB 5,500,000 to RMB 2,750,000. As a result of the amendments, the parties agree to the following settlement terms.

The seller of Zhongshan Hospital agreed to l execute and deliver all documents as requested by the Company in order to cause the return of 200,000 shares of Common Stock and agreed to return to the Company RMB 40,000,000 in cash prior to December 31, 2022.

On February 2, 2022, the Company announced a 1-for-5 reverse split of its Common Stock, which began to trade on Nasdaq on February 3, 2022 on a split adjusted basis.