Form 10-Q
period 2022-03-31
BIMI International Medical Inc.
filed 2022-05-20
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of May 17, 2022, the registrant had 10,359,264 shares of common stock, par value $0.001 per share, issued and shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$1,606,214	$4,797,849
Accounts receivable, net	7,515,863	7,005,442
Advances to suppliers	6,797,153	3,163,836
Amount due from related parties	803,191	622,554
Inventories, net	2,169,589	2,639,883
Prepayments and other receivables	3,162,380	2,930,083
Total current assets	22,054,390	21,159,647

NON-CURRENT ASSETS
Deferred tax assets	208,448	207,549
Property, plant and equipment, net	3,343,981	3,521,401
Intangible assets-net	17,752	18,039
Operating lease-right of use assets	4,711,222	4,845,509
Goodwill	8,376,217	8,376,217
Total non-current assets	16,657,620	16,968,715

TOTAL ASSETS	$38,712,010	$38,128,362

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$1,791,531	$1,799,394
Long-term loans due within one year	186,750	369,187
Convertible promissory notes, net	5,765,617	5,211,160
Accounts payable, trade	6,629,460	7,339,210
Advances from customers	2,447,076	1,943,028
Amount due to related parties	531,817	730,285
Taxes payable	692,908	662,777
Other payables and accrued liabilities	1,724,964	3,082,917
Lease liability-current	924,360	954,182
Total current liabilities	20,694,483	22,092,140

NON-CURRENT LIABILITIES
Lease liability-non current	4,094,833	4,161,789
Long-term loans - non-current	528,911	538,006
Total non-current liabilities	4,623,744	4,699,795

TOTAL LIABILITIES	25,318,227	26,791,935

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized; 10,359,264 and 8,502,222 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively *	10,359	8,502
Additional paid-in capital	60,566,188	55,220,130
Statutory reserves	2,263,857	2,263,857
Accumulated deficit	(50,640,327)	(47,900,929)
Accumulated other comprehensive income	1,051,790	1,601,870
Total BIMI International Medical Inc.’s equity	13,251,867	11,193,430

NON-CONTROLLING INTERESTS	141,916	142,997

Total equity	13,393,783	11,336,427

Total liabilities and equity	$38,712,010	$38,128,362

*	Retrospectively restated due to five for one reverse stock split, see Note 21

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For three months ended March 31,
	2022	2021
REVENUES	5,019,748	2,168,004

COST OF REVENUES	3,561,278	1,575,743

GROSS PROFIT	1,458,470	592,261

OPERATING EXPENSES:
Sales and marketing	754,880	452,636
General and administrative	3,260,289	3,380,014
Total operating expenses	4,015,169	3,832,650

LOSS FROM OPERATIONS	(2,556,699)	(3,240,389)

OTHER INCOME (EXPENSE)
Interest income	146	-
Interest expense	(107,759)	(44,355)
Exchange loss	(3,266)	-
Other income/(expense)	(50,321)	12,865
Total other expense, net	(161,200)	(31,490)

LOSS BEFORE INCOME TAXES	(2,717,899)	(3,271,879)

PROVISION FOR INCOME TAXES	22,581	18,748

NET LOSS	(2,740,480)	(3,290,627)
Less: net income/(loss) attributable to non-controlling interest	(1,082)	42,615
NET LOSS ATTRIBUTABLE TO BIMI INTERATIONAL MEDICAL INC.	$(2,739,398)	$(3,333,242)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(550,080)	(149,597)

TOTAL COMPREHENSIVE LOSS	(3,290,560)	(3,440,224)
Less: comprehensive loss attributable to non-controlling interests	(24,974)	(10,886)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICAL INC.	$(3,265,586)	$(3,429,338)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	10,087,665	3,338,608

LOSS PER SHARE
Basic and diluted	$(0.27)	$(0.99)

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Statutory	Non Controlling	Accumulated	Total Stockholders’
	Shares*	Amount	Capital	Income	Reserves	Interests	Deficit	Equity
Balance as of December 31, 2021	8,502,222	8,502	55,220,130	1,601,870	2,263,857	142,997	(47,900,929)	11,336,427

Issuance of common shares	1,857,042	1,857	5,346,058	-	-	-	-	5,347,915

Net loss	-	-	-	-	-	(24,974)	(2,739,398)	(2,764,372)

Foreign currency translation adjustment	-	-	-	(550,080)		23,893	-	(526,187)

Balance as of March 31, 2022	10,359,264	10,359	60,566,188	1,051,790	2,263,857	141,916	(50,640,327)	13,393,783

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,740,480)	$(3,290,627)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	89,159	35,958
Inventories impairment reserve	-	14,507
Allowance for doubtful accounts	(584)	(43,799)
Stock compensation	-	585,000
Lease expense	-	20,719
Amortization of discount of convertible promissory notes	554,457	1,607,105

Change in operating assets and liabilities
Accounts receivable	(509,837)	(334,056)
Advances to suppliers	1,714,599	(387,940)
Prepayments and other receivables	(232,298)	281,718
Inventories	470,294	(2,572,438)
Operating lease-right of use assets	134,287	64,231
Accounts payable, trade	(709,750)	2,803,460
Advances from customers	504,048	329,591
Operating lease liabilities	(96,779)	(95,368)
Taxes payable	30,130	(701,687)
Other payables and accrued liabilities	(1,357,952)	(46,085)
Net cash used in operating activities	(2,150,706)	(1,729,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of Guoyitang Hospital	-	28,457
Cash received from acquisition of Zhongshan Hospital	-	46,748
Purchase of property, plant, and equipment	-	(36,100)
Net cash provided by investing activities	-	39,105
	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	-	462,773
Repayment of long-term loan	-	(295,404)
Net proceeds from issuance of convertible promissory notes	-	4,065,000
Repayment of short-term loans	(7,863)	(4,419)
Long-term loans due within one year	(191,530)	-
Amount financed from/(to) related parties	(379,105)	164,067
Net cash provided by (used in) financing activities	(578,498)	4,392,017

EFFECT OF EXCHANGE RATE ON CASH	(462,431)	(1,295)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,191,635)	2,700,116
CASH AND CASH EQUIVALENTS, beginning of period	4,797,849	135,308
CASH AND CASH EQUIVALENTS, end of period	$1,606,214	$2,835,424

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$19,319	$86,153
Cash paid for interest expense, net of capitalized interest	$12,916	$47,696

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES

Issuance of common shares for equity acquisition of Guoyitang Hospital	$-	$2,000
Issuance of common shares for equity acquisition of Zhongshan Hospital	$-	$2,000
Issuance of common shares for equity acquisition of Mali Hospital	$600	$-
Goodwill recognized from equity acquisition of Zhongshan Hospital	$-	$10,433,494
Goodwill recognized from equity acquisition of Guoyitang Hospital	$-	$7,154,392
Outstanding payment for equity acquisition of Guanzan Group	$-	$3,065,181
Outstanding payment for equity acquisition of Guoyitang Hospital	$-	$6,100,723
Outstanding payment for equity acquisition of Zhongshan Hospital	$-	$6,100,723

BIMI INTERNATIONAL MEDICAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

On March 18, 2020, the Company, through its wholly owned subsidiary, Xinrongxin, acquired 100% of the equity interests in Chongqing Guanzan Technology Co., Ltd. (“Guanzan”). Guanzan holds an 80% equity interest in Chongqing Shude Pharmaceutical Co., Ltd. (“Shude”, collectively with Guanzan, the “Guanzan Group”). Guanzan also owns 100% equity interest in Chongqing Lijiantang Pharmaceutical Co. Ltd., a subsidiary established in May 2020. Lijiantang operates 4 retail pharmacy stores in China (collectively, the “Lijiantang Pharmacy Group”).

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

On December 20, 2021, the Company entered into a stock purchase agreement to acquire Bengbu Mali OB-GYN Hospital Co., Ltd. (“Mali Hospital”). The closing of the Mali Hospital SPA has not taken place as of the date of this report.

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

As of March 31,2022, the details of the Company’s subsidiaries are as follows:

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred significant net losses of $2,740,480 and $3,290,627 and cash outflows of $2,150,706 and $1,729,711 from operating activities for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had an accumulated deficit of $50.64 million. In addition, the Company continues to generate operating losses and has limited cash flow from its operations. Primarily as a result of its operating loss in the quarter, the Company’s cash position declined by $2.15 million in the three months ended March 31, 2022. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

The unaudited condensed consolidated financial information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2021 previously filed with the SEC on April 15, 2022.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2022 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2022 and 2021, and its unaudited condensed consolidated cash flows for the three months ended March 31, 2022 and 2021, as applicable, have been made. The results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805 “Business Combinations”. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities incurred by the Company to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the acquisition date amounts of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated income statements. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Subsequent to the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any further adjustments are recorded in the consolidated income statements.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $322,956 and $322,145, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts were $Nil.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of March 31, 2022 and December 31, 2021, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $103,625 and $103,178, respectively.

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

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02. For all leases that were entered into prior to the effective date of ASC 842, we elected to apply the package of practical expedients. Based on this guidance, the Company did not reassess the following: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases.

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

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is not amortized, and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed.

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

If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business acquisition with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit. over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. The fair value of discounted cash flow was determined using management’s estimates and assumptions.

Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill will be reassigned based on the relative fair value of each of the affected reporting units. As of March 31, 2022 and December 31, 2021, the Company recorded impairments for goodwill of $Nil and $26,128,171, respectively.

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

●	Beneficial conversion feature of convertible promissory notes

The Company evaluates the conversion feature of its convertible promissory notes to determine whether it was beneficial as described in ASC 470-20. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible notes payable and may not be settled in cash upon conversion, is treated as a discount to the convertible notes payable. This discount is amortized over the period from the date of issuance to the date the notes is due using the effective interest method. If the notes payable are retired prior to the end of their contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

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

For the three months ended March 31, 2022 and 2021, the Company did not incur any interest or penalties associated with tax positions. As of March 31, 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2022	March 31, 2021
Period-end RMB:US$1 exchange rate	6.3482	6.5566
Three months end average RMB:US$1 exchange rate	6.3504	6.4829

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the three months ended March 31, 2022, the Company operated in four reportable segments in the PRC.

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

5.	THE ACQUISITION OF THE GYOYITANG HOSPITAL

On December 9, 2020, the Company entered into an agreement to acquire all of the outstanding equity of Guoyitang, the owner and operator of a private general hospital in Chongqing City, a southwest city of China, with 100 hospital beds. The aggregate purchase price for Guoyitang was $15,251,807 (RMB 100,000,000). Upon signing the agreement, 400,000 shares of Common Stock and approximately $3,096,119 (RMB 20,000,000) was paid as partial consideration for the purchase of Guoyitang. The transaction closed on February 2, 2021. The balance of the purchase price of approximately $6,100,723 (RMB 40,000,000) was subject to post-closing adjustments based on the performance of Guoyitang in 2021 and 2022. As a result of the performance failure of Guoyitang in 2021, the sellers are not eligible to receive any contingent payments.

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

On December 15, 2020, the Company entered into an agreement to acquire Zhongshan Hospital, a private hospital in the east region of China with 65 hospital beds. Zhongshan Hospital is a general hospital known for its complex minimally invasive surgeries. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Zhongshan Hospital in consideration of approximately $18,515,661 (RMB 120,000,000). As partial consideration, approximately $6,100,723 (RMB 40,000,000) was paid in cash at the closing and 400,000 shares of Common Stock were issued on February 2021. The balance of the purchase price of approximately $6,100,723 (RMB 40,000,000) was subject to post-closing adjustments based on the performance of Zhongshan Hospital in 2021 and 2022. The transaction closed on February 5, 2021. As a result of the performance failure of Zhongshan in the year ended December 31, 2021, the seller is not eligible to receive any contingent payments.

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

On April 9, 2021, the Company and Chongqing Bimai entered into a stock purchase agreement to acquire three private hospitals in the PRC, Qiangsheng, Eurasia and Minkang. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Qiangsheng, Eurasia and Minkang in consideration of approximately $25,023,555 (RMB162,000,000) to paid by the issuance of 800,000 shares of Common Stock (the “April Stock Consideration”), the value of which was agreed to be RMB 78 million or $12 million and the payment of RMB 84,000,000 (approximately $13,008,734) in cash (the “Cash Consideration”). The first payment of the Cash Consideration was RMB 20,000,000 (approximately $3,097,317). The second and third payments of the Cash Consideration of RMB 64,000,000 (approximately $9,911,416) were subject to post-closing adjustments based on the performance of Qiangsheng, Eurasia and Minkang in 2021 and 2022. The sellers had the choice to receive the second and third payments in the form of the shares of Common Stock valued at $15.00 per share or in cash. The transaction closed on May 6, 2021, at which time the April Stock Consideration was issued. As a result of the performance failure by the three hospitals for the year ended December 31, 2021, the sellers are not eligible to receive any contingent payments.

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

The majority of the Company’s pharmacy retail revenues are derived from cash sales, except for sales to the government social security bureaus or commercial health insurance programs, which typically settle once a month. The Company offers several credit terms to our wholesale customers and to our authorized retailer stores. The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. As of March 31, 2022 and December 31,2021, accounts receivable consisted of the following:

	March 31, 2022	December 31, 2021
Accounts receivable, cost	$7,838,819	$7,327,587
Less: allowance for doubtful accounts	(322,956)	(322,145)
Accounts receivable, net	$7,515,863	$7,005,442

The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. Due to subsequent collections, the Company reversed an allowance of $584 and $43,799 for the three months ended, March 31, 2022 and 2021, respectively.

10.	ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandises for sale in the ordinary course of business. As of March 31, 2022 and December 31,2021, the Company reported advances to suppliers as follow:

	March 31, 2022	December 31, 2021
Advances to suppliers, cost	$6,797,153	$3,163,836
Less: allowance for doubtful accounts	-	-
Advances to suppliers, net	$6,797,153	$3,163,836

No bad debt expenses were accrued for doubtful accounts relating to advances to suppliers for the three months ended March 31, 2022 and 2021, respectively.

11.	INVENTORIES

The Company’s inventories consist of medicine and medical devices that were purchased from third parties and sold in our retail pharmacy stores and wholesale to third party pharmacies, clinics, hospitals, etc. Inventories consisted of the following:

	March 31, 2022	December 31, 2021
Pharmaceuticals	$1,886,475	$2,395,824
Medical devices	386,739	347,237
Less: allowance for obsolete and expired inventory	(103,625)	(103,178)
	$2,169,589	$2,639,883

For the three months ended March 31, 2022 and 2021, respectively, the Company accrued allowances of $103,625 and $103,178 for obsolete and expired items.

12.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for both retail stores and office space premises, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Deposit for rentals	$62,978	$63,021
Prepaid expenses and improvements of offices	61,570	293,933
Deferred offering cost	1,011,111	1,227,778
Receivables form third party	1,270,646	766,197
Others	782,268	605,234
Less: allowance for doubtful accounts	(26,193)	(26,080)
Prepayments and other receivables, net	$3,162,380	2,930,083

Management evaluates the recoverable value of these balances periodically in accordance with the Company’s policies. For the three months ended March 31, 2022 and 2021, the Company did not accrue any allowance for doubtful accounts.

13.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Buildings	$822,303	$818,757
Office equipment	442,800	440,890
Electronic equipment	1,548,456	1,541,777
Furniture	60,672	60,411
Vehicle	221,385	220,430
Medical equipment	2,441,772	2,431,240
Leasehold Improvements	1,899,035	1,928,538
	7,436,423	7,442,043
Less: accumulated depreciation	(4,092,442)	(3,920,642)
Property, plant and equipment, net	$3,343,981	$3,521,401

Depreciation expense for the three months ended March 31, 2022 and 2021 were $88,796 and $50,414, respectively.

14.	Intangible assets

	March 31, 2022	December 31, 2021
Software	$21,589	$21,495
	21,589	21,495
Less: accumulated amortization	(3,837)	(3,456)
Intangible assets, net	$17,752	$18,039

Amortization expense for the three months ended March 31, 2022 and 2021 were $363 and $1,182, respectively.

15.	LEASES

Balance sheet information related to the Company’s operating leases was as follows:

	March 31, 2022	December 31, 2021
Operating Lease Assets
Operating lease	$4,711,222	$4,845,509
Total operating lease assets	$4,711,222	$4,845,509
Operating Lease Obligations

Current operating lease liabilities	$924,360	954,182
Non-current operating lease liabilities	$4,094,833	4,161,789
Total Lease Liabilities	$5,019,193	5,115,971

Lease liability maturities as of March 31, 2022, are as follows:

March 31, 2022
2023	1,082,061
2024	1,033,489
2025	900,669
2026	833,838
2027 and Thereafter	2,455,326
Total minimum lease payments	6,305,383
Less: Amount representing interest	(1,286,190)
Total	5,019,193

16.	GOODWILL

Changes in the carrying amount of goodwill consisted of the following:

	March 31, 2022	December 31, 2021
Beginning balance	$8,376,217	$6,914,232
Addition during the year	-	27,590,156
Impairment during the year	-	(26,128,171)
Goodwill	$8,376,217	$8,376,217

The goodwill associated with the acquisitions of: (i) Guanzan of $6,914,232; (ii) Guoyitang of $7,154,393; (iii) Zhongshan of $10,443,494,(iv) Minkang, Qiangsheng and Eurasia of $9,067,529 and (v) Zhuoda of $924,740, were initially recognized at the acquisition closing dates.

As of March 31, 2022 and December 31, 2021, goodwill was $8,376,217 and $8,376,217, respectively. No impairment losses were recognized for the three months ended March 31, 2022 and 2021.

17.	LOANS

Short-term loans

	March 31, 2022	December 31, 2021
Construction Bank of China	$531,332	$544,630
Wuhu Yangzi Rural Commercial Bank	236,287	235,268
Industrial and Commercial Bank of China	94,515	94,107
Agricultural Bank of China	157,525	156,846
Postal Savings Bank of China	771,872	768,543
Total	$1,791,531	$1,799,394

For the three months ended March 31, 2022 and 2021, interest expense on short-term loans amounted to $29,227 and $12,015, respectively.

Long-term loans

	March 31, 2022	December 31, 2021
Standard Chartered Bank	$51,213	$68,723
China Minsheng Bank	126,020	125,476
Construction bank of china	104,938	33,565
Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd.	-	116,974
We Bank	433,490	562,455
Subtotal of long-term loans	715,661	907,193
Less: current portion	(186,750)	(369,187)
Total Long-term loans – noncurrent portion	$528,911	$538,006

For the three months ended March 31, 2022 and 2021, interest expense on long-term loans amounted to $22,319 and $21,203, respectively.

18.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

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

The May SPA, the 2020 Notes and the warrants provided that each and every reference to share prices, shares of Common Stock and any other numbers therein that relate to the Common Stock will be automatically adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions that occur with respect to the Common Stock (each, a “Stock Combination Event”, and such date thereof, the “Stock Combination Event Date”) thereafter. The May SPA, the 2020 Notes and the 2020 Warrants further provided if after a Stock Combination Event, the Event Market Price is less than the conversion price (in the case of the Convertible Notes) or the exercise price (in the case of the warrants) then in effect (after giving effect to the above adjustments), then on the sixteenth (16th) trading day immediately following such Stock Combination Event Date, the conversion price or exercise then in effect on such sixteenth (16th) trading day (after giving effect to the above adjustments) will be reduced (but in no event increased) to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event Date, the quotient determined by dividing (x) the sum of the dollar volume-weighted average price of the Common Stock for each of the five (5) trading days with the lowest dollar volume-weighted average price of the Common Stock during the fifteen (15) consecutive trading day period ending and including the trading day immediately preceding the sixteenth (16th) trading day after such Stock Combination Event Date, divided by (y) five (5). The price adjustment described in this paragraph is hereinafter referred to as the “Event Market Price Adjustment. ”

The 2020 Notes, which matured on the eighteen-month anniversary of the issuance date, were payable in installments and were convertible at the election of the investors at the conversion price of $12.95 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to adjustment in the event of default. Each investor also received a warrant to purchase 130,000 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 34,369 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the 2020 Notes. Pursuant to the May SPA, additional convertible notes in an aggregate original face amount not to exceed $2,100,000 (the “Additional Notes”) could also be issued to the Institutional Investors under certain circumstances.

On February 24, 2021, we entered into an amendment to the May SPA with the Institutional Investors to increase the amount of the Additional Notes by $3,300,000 to $5,400,000. On February 26, 2021, Additional Notes in an aggregate original principal amount of $5,400,000 were issued to the Institutional Investors, together with the issuance of warrants to acquire an aggregate of 152,000 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 34,749 shares of our Common Stock at an initial exercise price of $14.23 per share post-Split Price and (subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the Additional Notes. All the convertible promissory notes with a principal amount of $5,400,000 were converted into 2,153,424 shares of common stock prior to November 30, 2021.

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

The Company implemented a reverse stock split (the “Split”) on February 2, 2022 at the ratio of 5 to 1. The 2020 Notes were fully converted before the Split, and therefore no price adjustment was actually implemented at the conversion, although the price information provided above about the 2020 Notes was post-split price. The conversion price of the 2021 Notes and the exercise price of the 2020 Warrants and the 2021 Warrants were adjusted to $1.30 pursuant to the Event Market Price formula upon conversion or exercise. With exception of a cashless exercise of 650,000 warrants by one Institutional Investor on June 18, 2021, through which the Company delivered 162,500 shares of Common Stock to such Institutional Investor, there has been no conversion of the 2021 Notes or exercise of the 2020 Warrants or the 2021 Warrants as of the date of this report.

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

	March 31, 2022	December 31, 2021
Convertible note – principal	$7,800,000	$7,800,000
Convertible note – discount	(2,034,383)	(2,588,840)
	$5,765,617	$5,211,160

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

	March 31, 2022	December 31, 2021
Dividend yield	$0%	$0%
Expected volatility	171%	171%
Risk free interest rate	0.87%	0.87%
Expected life (year)	1.17	1.42

The value of the conversion option liability underlying the Notes and Convertible Notes as of March 31, 2022 and December 31,2021 were nil. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of nil for the three months ended March 31, 2022 and 2021.

19.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Salary payable	$800,281	$947,911
Salary payable – related party (1)	778,334	1,005,832
Accrued operating expenses	-	175,215
Other payables	146,349	953,959
	$1,724,964	$3,082,917

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

On January 27, 2022, the Company entered into an employment agreement with Mr. Xiaping Wang for a term of one year, effective January 1, 2022.Mr. Wang’s compensation will consist of an annual salary of $500,000 in cash and stock compensation of 500,000 shares of the Company’s common stock.

20.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Amount due from mid-level management personnel

As of March 31, 2022 and December 31, 2021, the total amounts due from certain mid-level management personnel were $803,191 and $622,554, respectively, which included:.

1.	As of March 31, 2022 and December 31, 2021, the amounts due from Mr. Jiangjin Shen, the Chief Executive Officer of Minkang, of $573,108 and $544,600, respectively, carried no interest. The Company received full repayment on this advance on April 13, 2022.

2.	As of March 31, 2022 and December 31, 2021, the amounts due from Mr. Zhiwei Shen, the Chief Executive Officer of Qiangsheng of $230,083 and $77,954, carried no interest. The Company received full repayment on this advance on April 13, 2022.

Amounts due to related parties and mid-level management personnel

As of March 31, 2022 and December 31,2021, the total amounts payable to related parties and mid-level management was $531,817 and $730,285, respectively, which included:

1.	Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and Chairman of the Board of directors of the Company, of $30,389 and $30,258, respectively, free of interest and due on demand. These amounts represents the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018.

2.	Amount payable to Mr. Li Zhou, the legal representative (general manager) of Guanzan, of $277,563 and $477,128, respectively, are for advance to fund daily operations and third-party professional fees with no interest.

3.	Amounts payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin, of $189,502 and $188,684, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang is for reimbursable operating expenses that the Company owed to Mr. Zhang prior to the acquisition of Boqi Zhengji.

4.

Amounts payable to Mr. Youwei Xu, the financial manager of Xinrongxin of $12,928 and $12,872, respectively, free of interest and due on demand. The amount due to Mr. Xu, relates to reimbursable operating expenses that was owed to Mr. Xu prior to the acquisition of Boqi Zhengji.

5.	Amounts payable to Shaohui Zhuo, the general manager of Guoyitang, of $5,124 and $5,102, respectively, was for daily operations with no interest.

6.	Amounts payable to Nanfang Xiao, a director of Guoyitang, of $11,499 and $11,450, respectively, for daily operations with no interest.

7.	Amounts payable to Jia Song, the manager of Guoyitang, of $4,812 and $4,791, respectively, was for daily operations with no interest.

21.	STOCK EQUITY

The Company is authorized to issue 200,000,000 shares of Common Stock, $0.001 par value. As of March 31, 2022 and December 31,2021, there were 10,359,264 shares and 8,502,222 shares outstanding, respectively.

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

On November 30, 2020, the Company issued 200,000 shares of Common Stock as the prepayment of the outstanding cash consideration for the Guanzan acquisition.

On December 2, 2020, Hudson Bay Master Fund Ltd (“Hudson Bay”), an institutional investor, converted $ 173,154 of a 2020 Note into an aggregate of 25,125 shares of Common Stock.

On December 2, 2020, CVI Investments, Inc.(“CVI”), ”), an institutional investor, converted $609,615 of a 2020 Note in the aggregate principal amount of $ 2,150,000 into an aggregate of 89,492 shares of Common Stock.

From January 4, 2021 to February 9, 2021, Hudson Bay converted 2020 Notes in the aggregate principal amount of $ 2,150,000 into 276,943 shares of Common Stock.

From January 4, 2021 to March 1, 2021, CVI converted 2020 Notes in the aggregate principal amount of $ 2,150,000 into 227,731 shares of the Common Stock

On February 2, 2021, the Company issued 400,000 shares of Common Stock in connection with the purchase of Guoyitang.

On February 3, 2021, a holder of a convertible note issued on December 16, 2019 converted a part of the note in the aggregate principal amount of $ 74,473 plus interest into 20,706 shares of Common Stock.

On February 11, 2021, the Company issued 50,000 shares of Common Stock to Real Miracle Investments Limited in consideration for consulting services.

On March 26, 2021, the Company issued 400,000 shares of Common Stock in connection with the purchase of Zhongshan.

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

From August 26, 2021 to November 30, 2021, Hudson Bay converted 2020 Notes in the aggregate principal amount of $2,400,000 into 970,173 shares of Common Stock.

From August 26, 2021 to November 30, 2021, CVI converted 2020 Notes in the aggregate principal amount of $3,000,000 into 1,183,251 shares of Common Stock.

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

On January 24, 2022, the Company issued 1,000,000 shares of Common Stock as salary for Mr. Tiewei Song.

On February 1, 2022, we issued 50,000 shares of our Common Stock to a consultant as payment for legal consulting Services.

The Company issued 500,000 shares of our common stock to Mr. Xiaping Wang as the salary on February 1, 2022.

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

22.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021:

	For the Three Months ended March 31,
	2022	2021
Total net loss attributable to common shareholders	$(2,740,480)	$(3,290,627)

Weighted average common shares outstanding – Basic and diluted	10,087,665	3,338,608

Loss per shares – basic and diluted:
Loss per shares – basic and diluted:	$(0.27)	$(0.99)

24.	SEGMENTS

General Information of Reportable Segments:

The Company currently has four operating reportable segments: retail pharmacy, wholesale medical devices, wholesale pharmaceuticals and medical services. The retail pharmacy segment sells prescription and OTC medicines, traditional Chinese medicines (“TCM”), healthcare supplies, and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug vendors. The medical services segment includes the hospitals acquired in February 2021.

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

Information about Operating Segment Profit or Loss and Segment Assets

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

For three months ended March 31, 2022	Retail pharmacy	Medical device wholesale	Drugs wholesale	Medical services	Others	Total
Revenues from external customers	$65,156	$2,138,047	$1,231,856	$1,584,689	$-	$5,019,748
Cost of revenues	$40,192	$1,835,885	$1,075,422	$609,779	$-	$3,561,278
Depreciation, depletion, and amortization expense	$3,481	$12,329	$360	$43,319	$29,670	$89,159
Profit (loss)	$(102,615)	$114,476	$(143,429)	$207,345	$(2,816,257)	$(2,740,480)
Total assets	$253,906	$4,629,920	$10,528,955	$8,169,624	$15,129,605	$38,712,010

For three months ended March 31, 2021	Retail pharmacy	Medical device wholesale	Drugs wholesale	Medical services	Others	Total
Revenues from external customers	$120,113	$64,439	$1,264,868	$704,487	$14,097	$2,168,004
Cost of revenues	$99,495	$30,462	$806,856	$638,807	$123	$1,575,743
Depreciation, depletion, and amortization expense	$5,138	$6,873	$680	$17,443	$5,824	$35,958
Profit (loss)	$(156,065)	$(102,831)	$213,077	$(272,333)	$(2,972,475)	$(3,290,627)
Total assets	$412,494	$5,516,800	$14,690,504	$21,079,758	$8,046,969	$49,746,525

Reconciliations of Operating Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of March 31, 2022 and March 31,2021 and for the Three Months ended March 31, 2022 and 2021.

Three months ended March 31, 2022
>>Revenues
Total revenues of operating segments	$5,025,014
Other revenues	-
Elimination of intersegments revenues	(5,266)
Total consolidated revenues	$5,019,748

>> Profit or loss
Total loss from operating segments	$75,776
Elimination of intersegments profit or loss	-
Unallocated amount:
Amortization of discount of convertible notes	(771,124)
Other corporation expense	(2,045,132)
Total net loss	$(2,740,480)

>>Assets
Total assets of operating segments	$51,304,157
Elimination of intersegments receivables	(15,156,049)
Unallocated amount:
Other unallocated assets -- Xinrongxin	4,571
Other unallocated assets – Liaoning Boyi	33,631
Other unallocated assets – Dalian Boyi	4,885
Other unallocated assets – Chongqing Bimai	1,728,643
Other unallocated assets -- BIMI	792,172
Total consolidated assets	$38,712,010

Three months ended March 31, 2021
>>Revenues
Total revenues of operating segments	$2,153,907
Other revenues	14,097
Elimination of intersegments revenues	-
Total consolidated revenues	$2,168,004

>> Profit or loss
Total loss from operating segments	$(325,367)
Elimination of intersegments profit or loss	-
Unallocated amount:
Amortization of discount of convertible notes	(1,386,586)
Other corporation expense	(1,578,674)
Total net loss	$(3,290,627)

>>Assets
Total assets of operating segments	$44,115,292
Elimination of intersegments receivables	(2,415,736)
Unallocated amount:
Other unallocated assets -- Xinrongxin	3,055,027
Other unallocated assets – Liaoning Boyi	274,871
Other unallocated assets – Dalian Boyi	5,307
Other unallocated assets – Chongqing Bimai	2,344,579
Other unallocated assets -- BIMI	2,367,185
Total consolidated assets	$49,746,525

25.	ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each types of products

For the three months ended March 31, 2022 and 2021, respectively, the Company reported revenues for each type of products and services as follows:

	For the three months ended March 31,
	2022	2021
Medical devices	$2,138,047	$64,439
Medical services	1,584,689	704,487
Pharmaceuticals	1,231,856	1,264,868
Pharmacy retail	65,156	120,113
Others	-	14,097
Total	$5,019,748	$2,168,004

(b)	Geographic areas information

For the three months ended March 31, 2022 and 2021, respectively, all the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of March 31, 2022 and 2021.

(c)	Major customers

For the three months ended March 31, 2022, no customer accounted for more than 10% of the Company’s revenues:

(d)	Major vendors

For the three months ended March 31, 2022, three vendors accounted for more than 10% of the Company’s purchases and its outstanding balances as at balance sheet dates:

		For the three months ended		As of
		March 31, 2022		March 31, 2022
Vendors	Segment	Purchases	Percentage of total purchases	Accounts payable
Vendor A	Medical services	$1,159,849	37.33%	-
Vendor B	Medical services	$602,012	19.37%	-
Vendor C	Wholesale pharmaceuticals	$494,939	15.93%	495,109

Concentrations of Risk

The Company is exposed to the following concentrations of risk:

(a)	Credit risk

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

The Company’s interest-rate risk arises from convertible promissory notes, short-term and long-term loans. The Company manages interest rate risk by varying the issuance and maturity dates, fixing interest rate of debt, limiting the amount of debts, and continually monitoring the effects of market changes in interest rates. As of March 31, 2022 and December 31, 2021, respectively, the Notes, short-term and long-term loans were at fixed rates.

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

26.	SUBSEQUENT EVENTS

None Noted

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

On February 8, 2021, we acquired Zhongshan, a private hospital in the southeast region of China with 160 hospital beds (of which 110 beds are currently in use) and 95 employees, including 20 doctors, 48 nurses, 10 other medical staff and 17 non-medical staff. Zhongshan is a general hospital known for its complex minimally invasive surgeries and equipped with high-end diagnostics equipment and surgical instruments for gynecology and obstetrics use. The Zhongshan acquisition was the second step in our effort to establish a nationwide hospital chain specializing in obstetrics and gynecology.

On May 6, 2021, we acquired three private hospitals operating in China, Wuzhou Qiangsheng Hospital Co.,Ltd.(“Qiangsheng”) in the southeast region of the PRC, Suzhou Eurasia Hospital Co.,Ltd. (“Eurasia”) in the central region of the PRC and Yunan Yuxi Minkang Hospital Co.,Ltd.(“Minkang”) in the southwest region of the PRC. Qiangsheng, Eurasia and Minkang were owned by the same owners. Qiangsheng has 20 hospital beds and is a general hospital locally known for its OB/GYN and Chinese traditional medicine specialties. Eurasia has 30 hospital beds. Minkang has 120 hospital beds and is a general hospital locally known for its OB/GYN and Chinese traditional medicine specialties.

On October 8, 2021, we acquired Chongqing Zhuoda Pharmaceutical Co., Ltd. (“Zhuoda”), a company engaged in the distribution of medical devices and pharmaceuticals, based in Chongqing, the largest city in Southwest region of the PRC. Zhuoda primarily distributes pharmaceuticals. Zhuoda currently distributes approximately 100 products, including antibiotics and their preparations, proprietary Chinese herbal medicine, biochemical drugs and Chinese medicine, etc. The majority of its customers are private pharmaceutical manufacturers and pharmaceutical wholesale companies in the PRC.

On December 20, 2021, we entered into a stock purchase agreement to acquire Bengbu Mali OB-GYN Hospital Co., Ltd. (“Mali Hospital”), a private OB-GYN specialty hospital with 199 beds located in Bengbu city in the southeast region of the People’s Republic of China. Mali Hospital has 148 employees, including 26 doctors, 52 nurses, 11 other medical staff members and 59 non-medical staff members. The acquisition of Mali Hospital has not closed as of the date of this report.

BUSINESS SEGMENTS

The Company currently four operating segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and medical services. The retail pharmacy segment sells prescription and OTC medicines, TCM, healthcare supplies and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug wholesalers. There were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments. The wholesale medical device segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical device dealers. Medical services includes private comprehensive hospitals operating in China.

The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”), who is the CEO of the Company, evaluates performance of each segment based on profit or loss from continuing operations net of income tax.

The Company’s operating business segments are strategic business units that offer different products and services. Each segment is managed independently because they require different operations and markets to distinct classes of customers.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses of $2,740,480 and $3,290,627 and cash outflows of $2,150,706 and $1,729,711, from operating activities for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had an accumulated deficit of $50.64 million. In addition, the Company continues to generate operating losses and has limited cash flow from its operations. Primarily as a result of it operating loss in the quarter, the Company’s cash position declined by $2.15 million in the three months ended March 31, 2022. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its stockholders or external financing, and (2) further implement management’s business plan to extend its operations and generate sufficient revenues and cash flow to meet its obligations. On November 18, 2021, the Company entered into a securities purchase agreement (the “November SPA”) with two institutional investors (each an “Institutional Investor” and collectively the “Institutional Investors”) to sell a new series of senior secured convertible notes (the “Convertible Notes”) of the Company in a private placement (the “Private Placement”), in the aggregate principal amount of $7,800,000 having an aggregate original issue discount of 20%, and ranking senior to all outstanding and future indebtedness of the Company. See “LIQUIDITY AND CAPITAL RESOURCES.” While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurance that the Company will succeed in either respect.

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

CRITICAL ACCOUNTING ESTIMATES

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $322,956 and $322,145, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts were $Nil.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of March 31, 2022 and December 31, 2021, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $103,625 and $103,178, respectively.

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

The Company identified reporting units at the lowest level within the entity at which goodwill is monitored for internal management purposes. Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned based on the relative fair value of each of the affected reporting units. As of March 31, 2022 and December 31, 2021, the Company recorded impairments for goodwill of $Nil and $26,128,171, respectively.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the three months ended March 31, 2022 the Company operated in four reportable segments: retail pharmacy, wholesale medical devices, wholesale pharmaceuticals and medical services in the PRC.

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

On January 24, 2022, we issued 1,000,000 shares of Common Stock as the salary for Mr. Tiewei Song, which were not subject to the reverse split.

On January 27, 2022, we entered into an employment agreement with Mr. Xiaoping Wang for a term of one (1) year, effective January 1, 2022. Under the agreement, Mr. Wang’s compensation will consist of an annual salary of $500,000 in cash and stock compensation of 500,000 shares of our Common Stock. We issued 500,000 shares of our Common Stock to Mr. Wang on February 1, 2022, which were not subject to the reverse split.

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

On February 2, 2022, we announced a 1-for-5 reverse split of our Common Stock, which began to trade on Nasdaq Capital Market on February 3, 2022 on a split adjusted basis. All share numbers in this discussion have been revised to reflect the reverse split.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2022 and 2021 of consolidated results of operations:

	For the Three Months Ended March 31,			Comparison
	2022	% of Revenues	2022	Amount increase (decrease)	Percentage increase (decrease)
Revenues	$5,019,748	100%	$2,168,004	$2,851,744	132%
Cost of revenues	3,561,278	71%	1,575,743	1,985,535	126%
Gross profit	1,458,470	29%	592,261	866,209	146%
Operating expenses	4,015,169	80%	3,832,650	182,519	5%
Other expenses, net	(161,200)	(3)%	(31,490)	(129,710)	412%
Loss before income tax	(2,717,899)	(54)%	(3,271,879)	553,980	(17)%
Income tax expense	22,581	0%	18,748	3,833	20%
Net loss	(2,740,480)	(55)%	(3,290,627)	550,147	(17)%
Less: non-controlling interest	(1,082)	0%	42,615	(43,697)	(103)%
Net Loss attributable to BIMI International Medical Inc.	$(2,739,398)	(55)%	$(3,333,242)	$593,844	(18)%

Revenues

Revenues for the three months ended March 31, 2022 and 2021 were $5,019,748 and $2,168,004, respectively. The revenues for the three months ended March 31, 2022 were primarily attributable to the revenues from the wholesale sales of generic drugs and medical devices and from medical services provided by hospitals purchased during the first quarter in 2022. Compared with the same period in 2021, revenue increased by $2,851,744, mainly due to the $2,073,608 increase in sales of medical devices and $880,202 increase in medical services revenues. The increase in medical device sales is mainly due to higher demand during the first quarter of 2022. The 2022 medical services revenues reflect the revenues generated by three hospitals, which were acquired in May 2021.

Cost of revenues

Cost of revenues for the three months ended March 31, 2022 and 2021 were $3,561,278 and $1,575,743, respectively. The increase primarily reflect the costs associated with operations of the Guanzan Group, Qiangsheng, Eurasia and Minkang hospitals.

Cost of revenues of our wholesale medical devices segment consists primarily of cost of medical devices, medical consumables and costs related directly to contracts with customers. For the three months ended March 31, 2022 and 2021, the cost of revenues of our wholesale medical devices segment were $1,835,885 and $30,462, respectively. The increase is mainly due to the increase in sales.

Cost of revenues of our wholesale pharmaceuticals segment consists primarily of the cost of medicines, medical consumables and costs related directly to contracts with customers. For the three months ended March 31, 2022 and 2021, the cost of revenues of our wholesale pharmaceuticals segment were $1,075,422 and $806,856, respectively.

Cost of revenues of our medical services segment consists primarily of the salaries of the doctors and nurses and the cost of medicines. For the three months ended March 31, 2022 and 2021, the cost of revenues of our medical services segment were $609,779 and $638,807, respectively.

Cost of revenues of our retail pharmacy segment consists primarily of the cost of the pharmaceuticals, medical devices and other products that we sell to customers. For the three months ended March 31, 2022 and March 31, 2021, the cost of revenues of our retail pharmacy segment were $40,192 and $99,495, respectively.

Gross profit loss

For the three months ended March 31, 2022 and 2021, we had a gross margin of 29% and 27%, respectively. For the three months ended March 31, 2022 and 2021, the gross profit margin of our: (i) retail pharmacy segment were 38.31% and 17.17%, respectively; (ii) wholesale medical devices segment were 14.13% and 52.73%, respectively; (iii) wholesale pharmaceuticals segment were 12.70% and 36.21%, respectively; and (iv) medical services segment were 61.52% and 9.32%, respectively.

Operating expenses

Operating expenses consist mainly of auditing and legal service fees, other professional service fees, directors’ and officers’ compensation expenses, meeting and promotional expenses, changes in fair value of derivative liabilities, depreciation and amortization of items not associated with production, office rental fee and utilities.

Operating expenses were $4,015,169 for the three months ended March 31, 2022 as compared to $3,832,650 for the same period in 2021, an increase of $182,519 or 5%. The increase is primarily due to the salaries of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of $1,400,500 for the three months ended March 31, 2022.During the 2021 period the Company’s operating expenses included a $771,000 expense related to the amortization of the discount relating to the convertible notes issued in 2021.

Operating expenses of the wholesale medical devices segment for the three months ended March 31, 2022 and 2021 were $161,669 and $120,583, respectively.

Operating expenses of the wholesale pharmaceuticals segment for the three months ended March 31, 2022 and 2021 were $666,131 and $210,894, respectively.

Operating expenses of medical services segment for the three months ended March 31, 2022 and 2021 was $236,925 and $319,169, respectively.

Operating expenses of the retail pharmacy segment for the three months ended March 31, 2022 and 2021 were $128,451 and $177,966, respectively.

Other income (expense)

For the three months ended March 31, 2022 and 2021, we reported other expenses of $161,200 and $31,490,respectively. Other expenses mainly consisted of interest expense relating to the bank loans of the Guanzan Group, Zhuoda and Zhongshan.

Net loss

As a result of the foregoing our net loss decreased by $ 550,147 to $2,740,480 in the three months ended March 31, 2022 from $3,290,627 for the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2022, we had cash of $1,606,214 and net working capital of $1,359,907 as compared to cash of $4,797,849 and negative working capital of $932,493 at December 31, 2021.

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

The May SPA, the 2020 Notes and the warrants provided that each and every reference to share prices, shares of Common Stock and any other numbers therein that relate to the Common Stock will be automatically adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions that occur with respect to the Common Stock (each, a “Stock Combination Event”, and such date thereof, the “Stock Combination Event Date”) thereafter. The May SPA, the 2020 Notes and the 2020 Warrants further provide if after a Stock Combination Event, the Event Market Price is less than the conversion price (in the case of the Convertible Notes) or the exercise price (in the case of the warrants) then in effect (after giving effect to the above adjustments), then on the sixteenth (16th) trading day immediately following such Stock Combination Event Date, the conversion price or exercise then in effect on such sixteenth (16th) trading day (after giving effect to the above adjustments) will be reduced (but in no event increased) to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event Date, the quotient determined by dividing (x) the sum of the dollar volume-weighted average price of the Common Stock for each of the five (5) trading days with the lowest dollar volume-weighted average price of the Common Stock during the fifteen (15) consecutive trading day period ending and including the trading day immediately preceding the sixteenth (16th) trading day after such Stock Combination Event Date, divided by (y) five (5). The price adjustment described in this paragraph is hereinafter referred to as the “Event Market Price Adjustment.”

The 2020 Notes, which matured on the eighteen-month anniversary of the issuance date, WERE payable in installments and WERE convertible at the election of the investors at the conversion price of $12.95 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to adjustment in the event of default. Each investor also received a warrant to purchase 130,000 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 34,369 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the 2020 Notes. Pursuant to the May SPA, additional convertible notes in an aggregate original face amount not to exceed $2,100,000 (the “Additional Notes”) could also be issued to the Institutional Investors under certain circumstances.

On February 24, 2021, we entered into an amendment to the May SPA with the Institutional Investors to increase the amount of the Additional Notes by $3,300,000 to $5,400,000. On February 26, 2021, Additional Notes in an aggregate original principal amount of $5,400,000 were issued to the Institutional Investors, together with the issuance of warrants to acquire an aggregate of 152,000 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 34,749 shares of our Common Stock at an initial exercise price of $14.23 per share post-Split Price and (subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the Additional Notes. All the convertible promissory notes with a principal amount of $5,400,000 were converted into 2,153,424 common shares prior to November 30, 2021.

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

The Company implemented a reverse stock split (the “Split”) on February 2, 2022 at the ratio of 5 to 1. The 2020 Notes were fully converted before the Split, and therefore no price adjustment was actually implemented at the conversion, although the price information provided above about the 2020 Notes was post-split price. The conversion price of the 2021 Notes and the exercise price of the 2020 Warrants and the 2021 Warrants were adjusted to $1.30 pursuant to the Event Market Price formula upon conversion or exercise. With exception of a cashless exercise of 650,000 warrants by one Institutional Investor on June 18, 2021, through which the Company delivered 162,500 shares of Common Stock to such Institutional Investor, there has been no conversion of the 2021 Notes or exercise of the 2020 Warrants or the 2021 Warrants as of the date of this report.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2022 and 2021, respectively.

	For the three months ended March 31,
	2022	2021
Net cash used in operating activities	$(2,150,706)	$(1,729,711)
Net cash provided by investing activities	-	39,105
Net cash provided by (used in) financing activities	(578,498)	4,392,017
Exchange rate effect on cash	(462,431)	(1,295)
Net cash inflow/(outflow)	$(3,191,635)	$2,700,116

Operating Activities

We used $2,150,706 in our operations during the three months ended March 31, 2022, as compared to $1,729,711 used in operating activities for the three months ended March 31, 2021.

Net loss from our operation (before non-cash adjustments) was $1.44 million for the three months ended March 31, 2022, a decrease of $1.86 million, compared to the net loss of $3.29 million incurred in the same period in 2021. The decrease of net loss is attributable to: (1) the decrease in fees paid for our external professional services as a result of decreased auditing and legal services of approximately $0.585 million; and (2) decrease of amortization of discount on the convertible notes of $1.05 million;

Investing Activities

Cash provided by investing activities was Nil for the three months ended March 31, 2022, as compared to $39,105 for the same period ended March 31, 2021. Cash provided by investing activities for the three months ended March 31, 2021 was from the acquisition of the Guoyitang and Zhongshan, which offset the purchase of $75,205 of fixed assets.

Financing Activities

Cash used in our financing activities was $578,498 for the three months ended March 31, 2022, as compared to $4,392,017 provided by financing activities for the three months ended March 31, 2021. For the three months ended March 31, 2022, we repaid $199,393 OF bank loans and $379,105 OF related party loans. During the three months ended March 31, 2021, we received $4,065,500 by the issuance of convertible promissory notes, net proceeds of $162,950 from bank loans and $164,067 from related party loans.

Contractual Obligations

As of March 31, 2022, we had a $4,800,000 contractual obligation, which is the maximum amount of the cash consideration for the Zhuoda Acquisition, which is subject to post-closing adjustments pursuant to the Zhuoda SPA.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ---- OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2022, the Company issued 600,000 shares of Common Stock as the initial consideration for the acquisition of Mali Hospital.

On January 24, 2022, the Company issued 1,000,000 shares of Common Stock as the salary for Mr. Tiewei Song.

On January 27, 2022, the Company entered into an employment agreement with Mr. Xiaoping Wang for a term of one (1) year, effective January 1, 2022. Under the agreement, Mr. Wang’s compensation will consist of an annual salary of $500,000 in cash and stock compensation of 500,000 shares of the Company’s Common Stock. The Company issued 500,000 shares of our Common Stock to Mr. Wang on February 1,2022.

On February 1, 2022, the Company issued 50,000 shares of Common Stock to Kingmoon & Kingyang (Jiulongpo) Law Firm as payment for services under a legal consulting agreement dated January 1, 2022.

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

BIMI International Medical Inc.
(Registrant)

Date: May 20, 2022	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: May 20, 2022	By:	/s/ Baiqun Zhong
Baiqun Zhong
Chief Financial Officer
(Principal Financial and Accounting Officer)