Form 10-Q
period 2022-06-30
BIMI International Medical Inc.
filed 2022-08-22
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2022, the registrant had 22,859,264 shares of common stock, par value $0.001 per share, issued and shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30	December 31
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$5,034,331	$4,797,849
Accounts receivable, net	5,944,616	7,005,442
Advances to suppliers	6,453,083	3,163,836
Amount due from related parties	327,566	622,554
Inventories, net	3,027,785	2,639,883
Prepayments and other receivables	3,390,100	2,930,083
Total current assets	24,177,481	21,159,647

NON-CURRENT ASSETS
Deferred tax assets	197,167	207,549
Property, plant and equipment, net	3,112,446	3,521,401
Intangible assets-net	16,793	18,039
Operating lease-right of use assets	4,336,481	4,845,509
Goodwill	8,376,217	8,376,217
Total non-current assets	16,039,104	16,968,715

TOTAL ASSETS	$40,216,585	$38,128,362

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$1,656,643	$1,799,394
Long-term loans due within one year	179,351	369,187
Convertible promissory notes, net	6,320,075	5,211,160
Accounts payable, trade	5,849,581	7,339,210
Advances from customers	2,322,963	1,943,028
Amount due to related parties	503,037	730,285
Taxes payable	523,742	662,777
Other payables and accrued liabilities	3,266,413	3,082,917
Lease liability-current	887,630	954,182
Total current liabilities	21,509,435	22,092,140

Lease liability-non current	3,840,091	4,161,789
Long-term loans – non-current	471,519	538,006
Total non-current liabilities	4,311,610	4,699,795

TOTAL LIABILITIES	25,821,045	26,791,935

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,859,264 and 8,502,222 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively *	22,859	8,502
Additional paid-in capital	65,833,695	55,220,130
Statutory reserves	2,263,857	2,263,857
Accumulated deficit	(54,596,942)	(47,900,929)
Accumulated other comprehensive income	633,967	1,601,870
Total BIMI International Medical Inc.’s equity	14,157 ,436	11,193,430

NON-CONTROLLING INTERESTS	238,104	142,997

Total equity	14,395,540	11,336,427

Total liabilities and equity	$40,216,585	$38,128,362

*	Retrospectively restated due to five for one reverse stock split, see Note 21

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN/LOSS
(UNAUDITED)

	For three months ended June, 30		For six months ended June 30,
	2022	2021	2022	2021
REVENUES	$4,927,361	$9,256,987	$9,947,109	$11,424,991

COST OF REVENUES	3,701,901	7,292,152	7,263,179	8,867,894

GROSS PROFIT	1,225,460	1,964,835	2,683,930	2,557,097

OPERATING EXPENSES:
Sales and marketing	704,528	774,378	1,459,408	1,227,014
General and administrative	2,799,827	1,340,901	6,060,116	4,720,915
Total operating expenses	3,504,355	2,115,279	7,519,524	5,947,929

LOSS FROM OPERATIONS	(2,278,895)	(150,444)	(4,835,594)	(3,390,832)

OTHER INCOME (EXPENSE)
Interest income	207	-	353	-
Interest expense	(111,560)	(93,882)	(219,319)	(138,237)
Exchange gain (loss)	2,865	-	(401)
Other expense	(1,750,751)	(18,158)	(1,801,072)	(5,293)
Total other expense, net	(1,859,239)	(112,040)	(2,020,439)	(143,530)

LOSS BEFORE INCOME TAXES	(4,138,134)	(262,484)	(6,856,033)	(3,534,362)

PROVISION FOR INCOME TAXES	8,210	13,255	30,791	32,003

NET LOSS FROM CONTINUING OPERATIONS	(4,146,344)	(275,739)	(6,886,824)	(3,566,365)

DISCONTINUED OPERATIONS

NET LOSS	(4,146,344)	(275,739)	(6,886,824)	(3,566,365)
Less: net loss attributable to noncontrolling interest	(1,416)	246	(2,498)	42,861
NET LOSS ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICIAL INC.	(4,144,928)	(275,985)	(6,884,326)	(3,609,226)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation adjustment	(417,823)	(149,597)	(967,903)	1,112
TOTAL COMPREHENSIVE LOSS	(4,564,167)	(425,336)	(7,854,727)	(3,565,253)
Less: comprehensive loss attributable to noncontrolling interest	(510,069)	(10,886)	(535,043)	56
COMPREHENSIVE LOSS ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICIAL INC.	$(4,054,098)	$(414,450)	$(7,319,684)	$(3,565,309)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	22,859,264	4,741,407	12,525,879	4,171,832

LOSS PER SHARE
Basic and diluted	(0.18)	(0.06)	(0.55)	(0.85)

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

				Accumulated
			Additional	Other		Non		Total
	Common Stock		Paid-in	Comprehensive	Statutory	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Reserve	Interest	Deficit	Equity
Balance as of December 31, 2021	8,502,222	8,502	55,220,130	1,601,870	2,263,857	142,997	(47,900,929)	11,336,427

Issuance of common shares	14,357,042	14,357	10,613,565					10,627,922

Net loss						(535,043)	(6,884,326)	(7,419,369)

Foreign currency translation adjustment				(967,903)		630,150		(337,753)

Balance as of June 30, 2022	22,859,264	22,859	65,833,695	633,967	2,263,857	238,104	(54,596,942)	14,395,540

The accompanying notes are an integral part of the consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,886,824)	$(3,566,365)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	125,781	118,802
Inventories impairment reserve	-	23,620
Allowance for doubtful accounts	(572)	4,739
Stock compensation	-	585,000
Lease expense	-	130,419
Amortization of discount of convertible promissory notes	1,108,915	1,607,105

Change in operating assets and liabilities
Accounts receivable	1,061,398	(2,453,148)
Advances to suppliers	7,338,675	(1,786,217)
Prepayments and other receivables	(460,017)	(35,075)
Inventories	(387,902)	(3,972,555)
Operating lease-right of use assets	509,028	145,153
Accounts payable, trade	(1,489,629)	3,123,104
Advances from customers	379,935	3,180,564
Operating lease liabilities	(388,250)	(158,463)
Taxes payable	(139,035)	(389,759)
Other payables and accrued liabilities	183,496	(146,374)
Net cash provide by (used in) operating activities	954,999	(3,589,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of Mingkang Hospital	-	12,341
Cash received from acquisition of Zhongshan Hospital	-	75,192
Purchase of property, plant, and equipment	-	(375,235)
Net cash provided by investing activities	-	(287,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loan	-	553,490
Repayment of long-term loan	(256,323)	(350,416)
Net proceeds from issuance of convertible promissory notes	-	4,065,000
Repayment of short-term loans	(142,751)	(177,253)
Amount financed from related parties	67,740	164,841
Net cash provided by (used in) financing activities	(331,334)	4,255,662

EFFECT OF EXCHANGE RATE ON CASH	(387,183)	117,396

INCREASE IN CASH	236,482	495,906
CASH AND CASH EQUIVALENTS, beginning of period	4,797,849	135,308
CASH AND CASH EQUIVALENTS, end of period	$5,034,331	$631,214

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$133,009	$32,003
Cash paid for interest expense, net of capitalized interest	$122,539	$138,237

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES

Issuance of common share for equity acquisition of Guoyitang Hospital	$-	$2,000
Issuance of common share for equity acquisition of Zhongshan Hospital	$-	$2,000
Issuance of common share for equity acquisition of Minkang Hospital		4,000
Issuance of common share for equity acquisition of Mali Hospital	$600	$-
Issuance of common share upon conversion of convertible notes		104
Issuance of shares of common stock for payment of improvements to offices	-	696,896
Issuance of common shares upon cashless exercises of warrants	-	163
Goodwill recognized from equity acquisition of Zhongshan Hospital	$-	$10,443,494
Goodwill recognized from equity acquisition of Guoyitang Hospital	$-	$7,154,392
Goodwill recognized from equity acquisition of Minkang, Qiangsheng and Eurasia Hospital	-	25,354,174
Outstanding payment for equity acquisition of Guanzan Group	$-	$3,065,181
Outstanding payment for equity acquisition of Guoyitang Hospital	$-	$6,100,723
Outstanding payment for equity acquisition of Zhongshan Hospital	$-	$6,100,723
Outstanding payment for equity acquisition of Minkang, Qiangsheng and Eurasia hospitals	$-	$13,023,556

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

On October 14, 2019, the Company acquired 100% of the equity interests in Lasting Wisdom Holdings Limited (“Lasting”), a limited company incorporated under the laws of the British Virgin Islands (“BVI”). Lasting has limited operating activities since incorporation except for holding the ownership interest in Pukung Limited (“Pukung”), a company organized under the laws of Hong Kong. Pukung owns 100% of the equity interest in Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”), a company organized under the laws of the PRC. Xinrongxin owns all the ownership interest of Dalian Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Zhengji”). Boqi Zhengji operated 16 retail pharmacy stores in China at the time of the acquisition.. Xinrongxin also owns 100% equity interests in Dalian Boyi Technology Co., Ltd. (“Dalian Boyi”), a subsidiary established in January 2020 and responsible for the Company’s R&D and other technology related functions. On June 24, 2020, the Company established a wholly owned subsidiary Boyi (Liaoning) Technology Co.,Ltd (“Liaoning Boyi”), in order to be qualified to participate in local healthcare projects. On December 22, 2020, the Company established another subsidiary, Bimai Pharmaceutical (Chongqing) Co., Ltd., to replace Xinrongxin as the holding company owning all the retail, wholesale and hospital operations in China.

On March 18, 2020, the Company, through its wholly owned subsidiary, Xinrongxin, acquired 100% of the equity interests in Chongqing Guanzan Technology Co., Ltd. (“Guanzan”). Guanzan holds an 80% equity interest in Chongqing Shude Pharmaceutical Co., Ltd. (“Shude”, together with Guanzan, the “Guanzan Group”). Guanzan also owns 100% equity interest in Chongqing Lijiantang Pharmaceutical Co. Ltd., (‘Lijiantang”), a subsidiary established in May 2020. Lijiantang operates four retail pharmacy stores in China (collectively, the “Lijiantang Pharmacy Group”). The Lijiantang Pharmacy Group engages in the retail sale of medicine and other healthcare products to customers through its directly-owned stores. The Lijiantang Pharmacy Group offers a wide range of products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicines, personal and family care products and medical devices, as well as miscellaneous items.

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

On April 21, 2021, Bimai Hospital Management (Chongqing) Co. Ltd. was incorporated in the PRC by the Company to manage the operations of the Company’s medical services segment (“Bimi”). Bimi together with Guoyitang, Zhongshan, Qiangsheng , Eurasia and Minkang comprise the Company’s medical services group, which operate hospitals.

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

On December 20, 2021, the Company entered into a stock purchase agreement to acquire Bengbu Mali OB-GYN Hospital Co., Ltd. (“Mali Hospital”). The closing of the Mali Hospital SPA is expected to take place in September 2022, subject to necessary regulatory approvals.

On June 9, 2022, the Company entered into a stock purchase agreement the Chairman of the Board of the Company, Mr. Fnu Oudom, whereby Mr. Oudom agreed to purchase 12,500,000 shares of Common Stock for $5 million, or $0.40 per share (the “Chairman’s Shares”), subject to the approval of the stockholders of the Company. The purchase price per share reflects a 9% discount to the five-day average closing price of the Common Stock on NASDAQ before signing the SPA (the closing price of the Common Stock on Nasdaq on such date was $0.52). On June 9, 2022, Mr. Oudom provided the Company with $5 million as interim financing in consideration for the issuance of a $5 million subordinated promissory note (the “Chairman’s Note”), bearing no interest, which will become due and payable immediately if the sale of the Chairman’s Shares is not approved by the Company’s stockholders. The Company expects to seek stockholder approval of the sale at the upcoming annual meeting of stockholders. If approved and the Chairman’s Shares are issued, all obligations under the Chairman’s Note will have been performed and discharged in full without any payment of interest. The Company has no obligation to file a registration statement with the SEC for the resale of the Chairman’s Shares.

BIMI INTERNATIONAL MEDICAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30,2022, the details of the Company’s major subsidiaries are as follows:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Effective interest held
Lasting Wisdom Holdings Limited (“Lasting”)	British Virgin Island, a limited liability company	Investment holding	100%

Pukung Limited (“Pukung”)	Hong Kong, a limited liability company	Investment holding	100%

Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”)	The PRC, a limited liability company	Investment holding	100%

Boyi (Liaoning) Technology Co., Ltd (“Liaoning Boyi”)	The PRC, a limited liability company	IT Technology service research and development	100%

Dalian Boyi Technology Co., Ltd (“Dalian Boyi”)	The PRC, a limited liability company	IT Technology service research and development	100%

Chongqing Guanzan Technology Co., Ltd. (“Guanzan”)	The PRC, a limited liability company	Wholesale distribution of medical devices in the PRC	100%

Chongqing Shude Pharmaceutical Co., Ltd.(“Shude”)	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	95%

Chongqing Lijiantang Pharmaceutical Co., Ltd.(“Lijiantang”)	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100%
Bimai Pharmaceutical (Chongqing) Co., Ltd.	The PRC, a limited liability company	Investment holding	100%

Chongqing Guoyitang Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100%

Chongqing Huzhongtang Healthy Technology Co., Ltd.	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100%

Chaohu Zhongshan Minimally Invasive Hospital Co.,Ltd.	The PRC, a limited liability company	Hospital in the PRC	100%

Yunnan Yuxi Minkang Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100%

Wuzhou Qiangsheng Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100%

Suzhou Eurasia Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100%

Bimai Hospital Management (Chongqing) Co. Ltd	The PRC, a limited liability company	Hospital management in the PRC	100%

Pusheng Pharmaceutical Co., Ltd	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100%

Chongqing Zhuoda Pharmaceutical Co., Ltd(“Zhuoda”)	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100%

Chongqing Qianmei Medical Devices Co., Ltd (“Qianmei”)	The PRC, a limited liability company	Wholesale distribution of medical devices in the PRC	100%

2. GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred significant net losses of $6,886,824 and $3,566,365 for the six months ended June 30, 2022, and 2021, respectively. As of June 30, 2022, the Company had an accumulated deficit of $54.6 million. In addition, the Company continues to generate operating losses and has limited cash flow from its continuing operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

The unaudited interim condensed consolidated financial information as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on April 15, 2022.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2022 and its unaudited condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021, and its unaudited condensed consolidated cash flows for the three and six months ended June 30, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

●	Use of estimates

The preparation of these condensed consolidated financial statements in conformity with the US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions made by management include, among others, useful lives and impairment of long-lived assets, collectability of accounts receivable, advances to suppliers’ allowance for doubtful accounts, reserve of inventory, fair value of goodwill and valuation of derivative liabilities. While the Company believes that the estimates and assumptions used in the preparation of these condensed consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Accounts receivables are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2022, and December 31, 2021, the allowance for doubtful accounts was $305,478 and $322,145, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company will cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of June 30, 2022, and December 31, 2021, the allowance for doubtful accounts were $Nil.

●	Inventories

Inventories are stated at the lower of cost or net realizable value. Costs include the purchase price of the inventories and freight, the cost is determined using the weighted average method and net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserves based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of June 30, 2022, and December 31, 2021, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $98,017 and $103,178 respectively.

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

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required.

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

Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill will be reassigned based on the relative fair value of each of the affected reporting units. As of June 30, 2022, and December 31, 2021, the Company recorded impairment for goodwill of $Nil and $26,128,171, respectively.

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

The primary sources of the Company’s revenues are as follows:

(1)	Wholesale medical device

The Company’s sales of wholesale medical device are made mainly through Guanzan,. The medical device business primarily involves purchasing wholesale medical device from manufacturers and suppliers and then selling to customers. Upon obtaining purchase orders, the medical devices segment instructs its warehouse agent to transfer ownership of products to customers. The transaction is normally completed within a short period of time, ranging from a few days to a month. The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers.

(2)	Wholesale Pharmaceuticals

The Company’s sales of wholesale pharmaceuticals are made mainly through Pusheng and Zhuoda. The wholesale pharmaceuticals business primarily involves purchasing wholesale pharmaceuticals from manufacturers and suppliers and then selling to customers. Upon obtaining purchase orders, the wholesale pharmaceutical segment instructs its warehouse agent to transfer ownership of products to customers. The transaction is normally completed within a short period of time, ranging from a few days to a month. The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers.

(3)	Medical services

The medical service segment operates five hospitals. For outpatient services, the patient normally receives outpatient treatment which consists of various treatment components. Outpatient services generally consist of more than one performance obligation, including (i) provision of consultation services and (ii) sale of pharmaceutical products. The medical service segment allocates the transaction price for each performance obligation on relative stand-alone selling price basis. Revenues from both the (i) provision of consultation services and (ii) sale of pharmaceutical products for which the control of services or pharmaceutical products is transferred at a point in time, is recognized when the customer obtains the control of the completed services or pharmaceutical products, and the hospital has satisfied its performance obligations, with present right to payment and the collection of the consideration is certainty.

For inpatient services, patients normally receive inpatient treatment which consists of various treatment components. Inpatient services generally consist of more than one performance obligation, including the (i) provision of inpatient healthcare services and (ii) sale of pharmaceutical products. The hospitals allocate the transaction price to each performance obligation on a relative stand-alone selling price basis.

Revenues from the sale of pharmaceutical products for which control of services or pharmaceutical products is transferred at a point in time, is recognized when the customer obtains the control of the completed services or pharmaceutical products, and the hospitals has satisfied its performance obligations, with present right to payment and the collection of the consideration is certainty.

Revenues from provision of inpatient healthcare services is recognized over the service period when customers simultaneously receive the services and consume the benefits provided by the hospitals.

(4)	Pharmacy retail sales

The physical pharmacies sell prescription drugs, over-the-counter (“OTC”) drugs, nutritional supplements, health foods, sundry products and medical devices. Revenue from sales of prescription medicine at drugstores is recognized when the prescription is filled and the customer picks up and pays for the prescription. Revenue from sales of other merchandise is recognized at the point of sale, which is when a customer pays for and receives the merchandise. Usually the merchandise, such as prescription and OTC drugs, are not refundable after the customers leaves the counter. Returns of other products, such as sundry products, are minimal. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. Based on historical experience, the pharmacy group reserves for potential losses from the denial of reimbursement for certain unqualified drugs by the government agency.

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

The Company evaluates the conversion feature to determine whether it was beneficial as described in ASC 470-20. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible notes payable and may not be settled in cash upon conversion, is treated as a discount to the convertible notes payable. This discount is amortized over the period from the date of issuance to the date the notes is due using the effective interest method. If the notes payable is retired prior to the end of their contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

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

For the six months ended June 30, 2022, and 2021, the Company did not incur any interest or penalties associated with tax positions. As of June 30, 2022, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts all its business in the PRC and is subject to tax in this jurisdiction. As a result of its corporate structure the Company files tax returns that are subject to examination by a foreign tax authority.

●	Value added tax

Sales revenue represents the invoiced value of goods sold, net of VAT. All the Company’s products that are sold in the PRC are subject to a VAT on the gross sales price. The VAT rates range up to 13%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on its purchase activities of merchandises, raw materials, utilities, and other materials which cost was included in the cost of producing or acquiring its products for sales. The Company records a VAT payable net of payments if the VAT payable on the gross sales is larger than VAT paid by the Company on purchase of finished goods; on the other hand, the Company records a VAT deductible in the accompanying financial statements net of any VAT payable at the end of reporting period.

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

The Company has entered financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimate and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

In general, for consolidation purposes, assets, and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2022	June 30, 2021
Period-end RMB:US$1 exchange rate	6.7114	6.4572
Six months end average RMB:US$1 exchange rate	6.4835	6.4711

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the six months ended June 30, 2022, the Company operated in four reportable segments in the PRC.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and convertible promissory notes): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amounts due to related parties’ other payables and accrued liabilities approximate their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under its finance lease and short-term bank borrowing approximates the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g., Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

●	Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance effective January 1, 2021, which adoption did not have a material impact on the consolidated financial statements.

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

4. THE ACQUISITION OF THE GUANZAN GROUP

On February 1, 2020, the Company entered into a stock purchase agreement to purchase the Guanzan Group (the “Guanzan SPA”). Guanzan is a distributor of medical devices whose customers are primarily drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest of China (the “Guanzan Acquisition”). Guanzan holds business licenses in the PRC such as a Business Permit for Medical Devices and a Recordation Certificate for Business Activities Involving Class II Medical Devices, etc., which qualify Guanzan to engage in the distribution of medical devices in the PRC. Pursuant to the Guanzan SPA, we agreed to purchase all the issued and outstanding shares of the Guanzan Group (the “Guanzan Shares”) for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 190,000 shares of Common Stock and the payment of RMB 80,000,000 (approximately $11,428,571) in cash. The stock consideration was payable at closing and the cash consideration, which was subject to post-closing adjustments based on the performance of the Guanzan Group in the years ending December 31, 2020, and 2021, respectively, was to be paid pursuant to a post-closing payment schedule. The transaction closed on March 18, 2020. Upon the closing, 100% of the Guanzan Shares were transferred to the Company and the stock consideration was issued to the seller.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Guanzan Acquisition as of March 18, 2020:

Items	Amount
Assets:
Cash	$95,220
Accounts receivable	1,835,981
Advances to suppliers	1,222,986
Amount due from related parties	410,943
Inventories	950,225
Prepayments and other receivables	90,256
Property, plant and equipment	707,289
Intangible assets	254,737
Goodwill	6,686,053
Liabilities:
Short-term bank borrowings	(838,926)
Long-term loans due within one year	(250,663)
Accounts payable, trade	(1,303,399)
Advances from customers	(1,350,129)
Amount due to related parties	(106,720)
Taxes payable	(406,169)
Other payables and accrued liabilities	(390,593)
Long-term loans – noncurrent portion	(186,796)
Non-controlling interests	(46,295)
Total-net assets	$7,374,000

On November 20, 2020, the parties to the Guanzan SPA entered into a Prepayment and Amendment Agreement (the “Prepayment Agreement”) for the prepayment of a portion of the Guanzan cash consideration in the amount of RMB 20,000,000 (the “Prepayment”), in the form of shares of Common Stock valued at $15.00 per share, in light of Guanzan’s performance during the period from March 18, 2020, to September 30, 2020. On November 30, 2020, 200,000 shares of our Common Stock were issued to the designated assignees of the seller as the prepayment. Upon the approval of the Company’s shareholders, on August 27, 2021, the Company issued 920,000 shares of Common Stock as payment in full for the balance of the post-closing cash consideration for the acquisition of Guanzan.

The following reconciles the identified assets acquired and liabilities assumed pursuant to the Guanzan Acquisition and the Prepayment and Amendment Agreement made on November 20,2020:

The value of the shares issued on March 12, 2020	2,717,000
The value of the shares issued on November 30,2020	839,000
The value of the shares issued on August 27,2021	3,818,000
Total consideration	$7,374,000

The fair value of all assets acquired, and liabilities assumed is the estimated book value of Guanzan Group. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Guanzan Group at the acquisition date. Upon the Guanzan Acquisition, the Company recognized its non-controlling interest in Shude in the amount of $46,295, representing the 20% non-controlling equity interest in Shude. On April 9, 2021, the Company increased its equity interest in Shude from 80% to 95.2% by making a direct capital investment in Shude. Shude is a pharmaceuticals distributor. Shude’s customers include a wide range of clinics, private and public hospitals and pharmacies in the PRC. Shude holds Chinese business licenses such as Drug Wholesale Distribution License, which qualify Shude to engage in the distribution of pharmaceuticals in China.

5. THE ACQUISITION OF THE GYOYITANG HOSPITAL

On December 9, 2020, the Company entered into an agreement to acquire all of the outstanding equity of Guoyitang, the owner and operator of a 100-bed private general hospital in Chongqing City, a city in southwest city of China,. The aggregate purchase price for Guoyitang was $15,251,807 (RMB 100,000,000). Upon signing the agreement, 400,000 shares of Common Stock and approximately $3,096,119 (RMB 20,000,000) was paid as partial consideration for the purchase of Guoyitang. The transaction closed on February 2, 2021. The balance of the purchase price of approximately $6,100,723 (RMB 40,000,000) was subject to post-closing adjustments based on the performance of Guoyitang in 2021 and 2022. As a result of the performance failure of Guoyitang in 2021, the sellers are not eligible to receive any contingent payments.

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

The fair value of all assets acquired, and liabilities assumed is the estimated book value of the Zhongshan. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Zhongshan Hospital at the acquisition date.

7. THE ACQUISITION OF THE QIANGSHENG, EURASIA AND MINKANG HOSPITALS

On April 9, 2021, the Company and Chongqing Bimai entered into a stock purchase agreement to acquire Qiangsheng, Eurasia and Minkang, three private hospitals in the PRC, having a total of 170 hospital beds. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Qiangsheng, Eurasia and Minkang in consideration of approximately $25,023,555 (RMB162,000,000) to paid by the issuance of 800,000 shares of Common Stock, the value of which was agreed to be RMB 78 million or $12 million and the payment of RMB 84,000,000 (approximately $13,008,734) in cash. The first payment of RMB 20,000,000 (approximately $3,097,317) was made at the closing on May 6, 2021. The second and third payments of RMB 64,000,000 (approximately $9,911,416) were subject to post-closing adjustments based on the performance of Qiangsheng, Eurasia and Minkang in 2021 and 2022. The sellers had the right to receive the second and third payments in the form of the shares of Common Stock valued at $15.00 per share or in cash. As a result of the performance failure by the three hospitals for the year ended December 31, 2021, the sellers are not eligible to receive any contingent payments.

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

The fair value of all assets acquired, and liabilities assumed is the estimated book value of the Qiangsheng, Eurasia and Minkang hospitals. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Qiangsheng, Eurasia and Minkang Hospitals at the acquisition date.

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

The fair value of all assets acquired, and liabilities assumed is the estimated book value of the Zhuoda. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Zhuoda at the acquisition date.

9. ACCOUNTS RECEIVABLE

The Company offers several credit terms to our wholesale customers and to our authorized retailer stores. The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. The majority of the Company’s pharmacy retail revenues are derived from cash sales, except for sales to the government social security bureaus or commercial health insurance programs, which typically settle once a month. As of June 30, 2022, and December 31,2021, accounts receivable consisted of the following:

	June 30, 2022	December 31, 2021
Accounts receivable, cost	$6,250,094	$7,327,587
Less: allowance for doubtful accounts	(305,478)	(322,145)
Accounts receivable, net	$5,944,616	$7,005,442

The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. Due to subsequent collections, the Company reversed an allowance of $572 and $31,006 for the six months ended, June 30, 2022 and 2021, respectively.

10. ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandises for sale in the ordinary course of business. As of June 30, 2022 and December 31,2021, the Company reported advances to suppliers as follow:

	June 30, 2022	December 31, 2021
Advances to suppliers, cost	$6,453,083	$3,163,836
Less: allowance for doubtful accounts	-	-
Advances to suppliers, net	$6,453,083	$3,163,836

No bad debt expenses were accrued for doubtful accounts relating to advances to suppliers for the six months ended June 30, 2022 and 2021, respectively.

11. INVENTORIES

The Company’s inventories consist of medicine and medical devices that were purchased from third parties and sold in our retail pharmacy stores and wholesale to third party pharmacies, clinics, hospitals, etc. Inventories consisted of the following:

	June 30, 2022	December 31, 2021
Pharmaceuticals	$2,743,166	$2,395,824
Medical devices	382,636	347,237
Less: allowance for obsolete and expired inventory	(98,017)	(103,178)
	$3,027,785	$2,639,883

For the six months ended June 30, 2022and 2021, respectively, the Company accrued an allowance of $98,017 and $103,178 for obsolete and expired items.

12. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for both retail stores and office space premises, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of June 30, 2022, and December 31, 2021, respectively.

	June 30, 2022	December 31, 2021
Deposit for rental	$59,570	$63,021
Deposit for property rights trading	14,900
Prepaid expenses and improvements of offices	58,238	293,933
Deposit for purchase of medical devices	11,920
Deferred offering cost	794,072	1,227,778
Receivables form third party	1,917,339	766,197
Others	558,837	605,234
Less: allowance for doubtful accounts	(24,776)	(26,080)
Prepayments and other receivables, net	$3,390,100	2,930,083

Management evaluates the recoverable value of these balances periodically in accordance with the Company’s policies. For the six months ended June 30, 2022, and 2021, the Company reversed an allowance for doubtful accounts of $Nil.

13. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Building	$777,803	$818,757
Office equipment	418,837	440,890
Electronic equipment	1,464,659	1,541,777
Furniture	57,389	60,411
Vehicle	209,404	220,430
Medical equipment	2,309,631	2,431,240
Leasehold Improvement	1,791,073	1,928,538
Total	7,028,796	7,442,043
Less: accumulated depreciation	(3,916,350)	(3,920,642)
Property, plant and equipment, net	$3,112,446	$3,521,401

Depreciation expense for the six months ended June 30, 2022, and 2021 were $125,781 and $50,414, respectively.

14. Intangible assets

	June 30, 2022	December 31, 2021
Software	$20,420	$21,495
Total	20,420	21,495
Less: accumulated amortization	(3,627)	(3,456)
Intangible assets, net	$16,793	$18,039

Amortization expense for the six months ended June 30, 2022, and 2021 were $Nil and $1,182, respectively.

15. LEASES

Balance sheet information related to the Company’s operating leases was as follows:

	June 30, 2022	December 31, 2021
Operating Lease Assets
Operating lease	$4,336,481	$4,845,509
Total operating lease assets	$4,336,481	$4,845,509
Operating Lease Obligations

Current operating lease liabilities	$887,630	954,182
Non current operating lease liabilities	$3,840,091	4,161,789
Total Lease Liabilities	$4,727,721	5,115,971

Lease liability maturities as of June 30, 2022, are as follows:

June 30, 2022
2023	1,041,821
2024	977,814
2025	905,553
2026	828,250
2027 and thereafter	2,102,982
Total minimum lease payments	5,856,420
Less: Amount representing interest	(1,128,699)
Total	4,727,721

16. GOODWILL

Changes in the carrying amount of goodwill consisted of the following:

	June 30, 2022	December 31, 2021
Beginning balance	$8,376,217	$6,914,232
Addition during the year	-	27,590,156
Impairment during the year	-	(26,128,171)
Goodwill	$8,376,217	$8,376,217

The goodwill associated with the acquisition of: (i) Guanzan of $6,914,232; (ii) Guoyitang of $7,154,393; (iii) Zhongshan of $10,443,494, (iv) Minkang, Qiangsheng and Eurasia of $9,067,529 and (v) Zhuoda of $924,740, were initially recognized at the acquisition closing dates.

As of June 30, 2022, and December 31, 2021, goodwill was $8,376,217 and $8,376,217, respectively. Impairment losses for the six months ended June 30, 2022, and 2021 was $Nil.

17. LOANS

Short-term loans

	June 30, 2022	December 31, 2021
Construction Bank of China	$345,441	$544,630
Chaohu Yangzi Rural Commercial Bank	223,500	235,268
Industrial and Commercial Bank of China	89,401	94,107
Agricultural Bank of China	149,000	156,846
China Minsheng Bank	119,200
Postal Savings Bank of China	730,101	768,543
Total	$1,656,643	$1,799,394

For the six months ended June 30, 2022, and 2021, interest expense on short-term loans amounted to $79,039 and $16,538, respectively. Zhongshan borrowed $223,500 from Chaohu Yangzi Rural Commercial Bank on July 27, 2021. The loan is due on July 27, 2022 with an interest rate of 5.80%. Shude borrowed $119,200 from China Minsheng Banking Corp. Ltd. on March 17, 2022, which is due on March 17, 2023, with an interest rate of 6.2%. Zhuoda borrowed $89,400 from the Industrial and Commercial Bank of China on March 15, 2022, which is due on September 11, 2022, with an interest rate of 3.7%. Zhuoda borrowed $149,000 from the Agricultural Bank of China on November 30, 2021, which is due on November 30, 2022, with an interest rate of 3.85%. Zhuoda borrowed $298,000 from the Construction Bank of China on July 8, 2021 for one year, with an interest rate of 3.70%. Qianmei borrowed $47,441 from China Construction Bank on November 23, 2021, which is due on November 2, 2022, with an interest rate of 3.85%.. Guanzan borrowed $730,102 from Postal Savings Bank of China on November 29, 2021, which is due on November 28, 2022, with an interest rate of 5.4%.

Long-term loans

December 31, 2021
Standard Chartered Bank	$68,723
China Minsheng Bank	125,476
Construction bank of China	33,565
Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd.	116,974
We Bank	562,455
Huaneng Guicheng Trust Co., LTD
Subtotal of long-term loans	907,193
Less: current portion	(369,187)
Long-term loans – noncurrent portion	$538,006

For the six months ended June 30, 2022 and 2021, interest expense on long-term loans amounted to $43,500   and $30,676, respectively. Guanzan borrowed $76,317 from We Bank on December 26, 2020, for a term of two years, with an interest rate of 13.68%. Guanzan borrowed $81,941 from We Bank on July 24,2021, for a term of two years, with an interest rate of 13.68%. Guanzan borrowed $104,300 from We Bank on April 26, 2022, which is due on March 26, 2024, with an interest rate of 9.45%. Guanzan borrowed $55,343 from Huaneng Guicheng Trust Co., LTD on October 7, 2021, which is due on September 26,2023, with an interest rate of 12.96%. Guanzan borrowed $87,143 from Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd. on February 25,2021, which is due on February 24, 2024, with an interest rate of 8.00%. Shude borrowed $37,250 and $7,450 from We Bank on December 10, 2020, which are due on December 10, 2022, with an interest rate of 10.80%. Shude borrowed $2,483 from We Bank on December 10, 2020, which is due on December 2, 2022, with an interest rate of 8.64%. Shude borrowed $24,958 from We Bank on January 5, 2021, which is due on January 2, 2023, with an interest rate of 12.24%. Shude borrowed $30,893 on December 3, 2020 from Standard Chartered Bank, for a term of two years, with an interest rate of 12.35%. Zhuoda borrowed $142,792 from Minsheng Bank on May 10, 2022, which is due on May 9, 2024, for a term of two years, with an interest rate of 14.58%.

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

The 2020 Notes, which matured on the eighteen-month anniversary of the issuance date, were payable in installments and are convertible at the election of the investors at the conversion price of $12.95 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to adjustment in the event of default. Each investor also received a warrant to purchase 130,000 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 34,369 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the 2020 Notes. Pursuant to the May SPA, additional convertible notes in an aggregate original face amount not to exceed $2,100,000 (the “Additional Notes”) could also be issued to the Institutional Investors under certain circumstances.

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

The Company implemented a reverse stock split (the “Split”) on February 2, 2022, at the ratio of 5 to 1. The 2020 Notes were fully converted before the Split, and therefore no price adjustment was actually implemented at the conversion, although the price information provided above about the 2020 Notes was post-split price. The conversion price of the 2021 Notes and the exercise price of the 2020 Warrants and the 2021 Warrants will be adjusted pursuant to the Event Market Price formula upon conversion or exercise. There has been no conversion of the 2021 Notes or exercise of the 2020 Warrants or the 2021 Warrants as of the date of this report.

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

	June 30, 2022	December 31, 2021
Convertible note – principal	$7,800,000	$7,800,000
Convertible note – discount	(1,479,925)	(2,588,840)
	$6,320,075	$5,211,160

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

	June 30, 2022	December 31, 2021
Dividend yield	$0%	$0%
Expected volatility	171%	171%
Risk free interest rate	0.87%	0.87%
Expected life (year)	0.42	1.42

The value of the conversion option liability underlying the Notes and Convertible Notes as of June 30, 2022, and December 31,2021 were nil. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of nil for the three months ended June 30, 2022, and 2021.

19. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Salary payable	$982,178	$947,911
Salary payable – related party (1)	1,215,833	1,005,832
Accrued operating expenses	(900)	175,215
Other payables	1,069,302	953,959
	$3,266,413	$3,082,917

(1)	The Company entered into the Song Agreement with Mr. Tiewei Song dated October 1, 2019, as its Chief Executive Officer for a term of two years commencing October 1, 2019 with base annual cash compensation of $500,000. The Song Agreement was renewed on October 28, 2021 for one year with an annual base salary of $1,000,000 in cash and an annual stock compensation of 1,000,000 shares of the Company’s common stock.

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

On June 9, 2022, the Company amended the employment agreement with its CEO, Mr. Tiewei Song (the “Song Amendment”), to, among other things, allow the term of his employment agreement to automatically renew every year unless both the Company and Mr. Song agree not to renew in writing and to adjust his annual base salary from $1,000,000 in cash plus 1 million shares of Common Stock to $300,000 in cash only going forward. The Song Amendment also increased the change in control severance payment to which Mr. Song is entitled from $10,000,000 to $20,000,000, in the event Mr. Song’s employment is terminated in connection with a change of control. Mr. Song’s 2021 stock consideration was not subject to stock splits or reverse stock splits per the terms of his employment agreement. In connection with the signing of the Song Amendment, Mr. Song agreed to waive such privileges with respect to his shares of Common Stock in all future stock splits, reverse stock splits and similar transactions.

20. RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Amount due from mid-level management personnel

As of June 30, 2022 and December 31, 2021, the total amounts due from certain mid-level management personnel were $327,566 and $622,554, respectively, which included:

1.	As of June 30, 2022 and December 31, 2021, the amount due from Mr.Jiangjin Shen, the Chief Executive Officer of Minkang of $147,510 and $544,600 respectively, carried no interest. The Company received full repayment on this advance on April 13, 2022.

2.	As of June 30, 2022, and December 31, 2021, the amount due from Mr. Zhiwei Shen, the Chief Executive Officer of Qiangsheng was $180,056 and $77,954carried no interest. The Company received full repayment on this advance on April 13, 2022.

Amounts due to related parties and mid-level management personnel

As of June 30, 2022, and December 31,2021, the total amounts payable to related parties and mil-level management was $503,037 and $730,285, respectively, which included:

1.	Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and Chairman of the Board of directors of the Company, as of June 30, 2022, and December 31, 2021, of $28,744 and $30,258 , respectively, free of interest and due on demand. These amounts represent the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018.

2.	Amount payable to Mr. Li Zhou, the legal representative (general manager) of Guanzan, of $262,543 and $477,128, as of June 30, 2022 and December 31,2021, respectively was for daily operations and third party professional fees free of interest.

3.	Amounts payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $179,246 and $188,684, as of June 30, 2022 and December 31,2021, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang is for reimbursable operating expenses that the Company owed to Mr. Zhang prior to the acquisition of Boqi Zhengji.

4.

Amounts payable to Mr. Youwei Xu, the financial manager of Xinrongxin of $12,228 and $12,872, as of June 30, 2022 and December 31,2021, respectively, free of interest and due on demand. The amount due to Mr. Xu, relates to reimbursable operating expenses that was owed to Mr. Xu prior to the acquisition of Boqi Zhengji.

5.	Amounts payable to Shaohui Zhuo, the general manager of Guoyitang of $4,847 and $5,102, as of June 30, 2022, and December 31,2021, respectively, was for daily operations free of interest.

6.	Amounts payable to Nanfang Xiao, a director of Guoyitang of $10,877 and $11,450, as of June 30, 2022 and December 31,2021, respectively, for daily operations free of interest.

7.	Amounts payable to Jia Song, the manager of Guoyitang of $4,552 and $4,791, as of June 30, 2022 and December 31,2021 respectively, was for daily operations free of interest.

21. STOCK EQUITY

The Company is authorized to issue 200,000,000 shares of Common Stock, $0.001 par value. As of June 30, 2022, and December 31,2021, it had 22,859,264 shares and 8,502,222 shares outstanding, respectively.

From April 20, 2019, to October 7, 2019, the Company issued an aggregate of 300,000 shares of Common Stock as a part of the consideration for the acquisition of Boqi Zhengji.

On March 12, 2020, the Company issued 190,000 shares of Common Stock for the acquisition of Guanzan.

From April 6, 2020 through October 20, 2020, Power Up Lending Group Ltd., Crown Bridge Partners, LLC, Labrys Fund, LP, Morningview Financial, LLC, TFK Investments LLC, BHP Capital NY Inc., Firstfire Global Opportunities Fund, LLC and Platinum Point Capital LLC converted $1,534,250 of convertible notes plus interest into an aggregate of 331,643 shares of Common Stock.

On November 30, 2020, the Company issued 200,000 shares of Common Stock as the prepayment of a portion of the Guanzan cash consideration.

On December 2, 2020, the Institutional Investor, Hudson Bay Master Fund Ltd (“Hudson Bay”), converted $ 173,154 of a 2020 Note into an aggregate of 25,125 shares of Common Stock.

From December 2, 2020, the Institutional Investor, CVI Investments, Inc.(“CVI”), converted $609,615 of a 2020 Note into an aggregate of 89,492 shares of Common Stock.

From January 4, 2021 to February 9, 2021, Hudson Bay converted 2020 Notes in the aggregate principal amount of $ 2,150,000 plus interest into 276,943 shares of Common Stock.

From January 4, 2021 to March 1, 2021, CVI converted 2020 Notes in the aggregate principal amount of $ 2,150,000 plus interest into 227,731 shares of the Common Stock.

On February 2, 2021, the Company issued 400,000 shares of Common Stock in the acquisition of Guoyitang.

On February 3, 2021, a holder of a convertible note issued on December 16, 2019, converted a part of the note in the aggregate principal amount of $ 74,473 plus interest into 20,706 shares of Common Stock.

On February 11, 2021, the Company issued 50,000 shares of Common Stock to Real Miracle Investments Limited in consideration for consulting services.

On March 26, 2021, the Company issued 400,000 shares of Common Stock in the acquisition of Zhongshan.

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

From August 26, 2021 to November 30, 2021, CVI converted convertible notes in the aggregate principal amount of $3,000,000 into 1,183,251 shares of Common Stock.

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

On January 24, 2022, the Company issued 1,000,000 shares of Common Stock as the salary for Mr. Tiewei Song.

The Company issued 500,000 shares of our common stock to Mr. Xiaping Wang as the salary on February 1,2022.

On February 2, 2022, we completed a five (5) for one (1) reverse stock split (the “Reverse Split”) of our issued and outstanding ordinary shares, par value $0.001 per share. From a legal perspective, the Reverse Split applied to the issued shares of the Company on the date of the Reverse Split and did not have any retroactive effect on the Company’s shares prior that date. However, for accounting purposes only, references to our ordinary shares in this quarterly report are stated as having been retroactively adjusted and restated to give effect to the Reverse Split, as if it had occurred by the relevant earlier date.

On June 9, 2022, we entered into a stock purchase agreement with the Chairman of the Board of the Company, Mr. Fnu Oudom, whereby Mr. Oudom agreed to purchase 12,500,000 shares of Common Stock for $5 million, or $0.40 per share, subject to the approval of the stockholders of the Company. On July 18, 2022, 12,500,000 shares of Common Stock were issued to Mr. Oudom upon the approval of stockholders at the Company’s 2022 annual meeting of shareholders.

From January 1, 2022 to June 30, 2022, Hudson Bay converted convertible notes in the aggregate principal amount of $2,700,000 plus interest into 3,468,213 shares of Common Stock.

From January 1, 2022 to June 30, 2022, CVI converted convertible notes in the aggregate principal amount of $1,875,000 plus interest into 2,773,124 shares of Common Stock.

22. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the six months ended June 30, 2022, and 2021:

	For the six Months ended June 30,
	2022	2021
Total net loss attributable to common shareholders	$(6,886,824)	$(3,566,365)

Weighted average common shares outstanding – Basic and diluted	12,525,879	4,171,832

Loss per shares – basic and diluted:
Loss per shares – basic and diluted:	$(0.55)	$(0.85)

23. SEGMENTS

General Information of Reportable Segments:

The Company operates in four reportable segments: wholesale medical devices, wholesale pharmaceuticals, medical services, and retail pharmacy. The retail pharmacy segment sells prescription and OTC medicines, traditional Chinese medicines (“TCM”), healthcare supplies, and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals, and other drug vendors. The medical services segment includes the hospitals acquired in February 2021.

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

For six months ended June 30, 2022	Retail pharmacy	Medical device wholesale	Drugs wholesale	Medical services	Others	Total
Revenues from external customers	$505,003	$2,828,557	$3,663,350	$2,950,199	$-	$9,947,109
Cost of revenues	$223,032	$2,415,231	$3,338,577	$1,277,137	$9,202	$7,263,179
Depreciation, depletion, and amortization expense	$10,229	$24,152	$154	$58,696	$6,252	$99,483
Profit (loss)	$(291,344)	$1,224	$(229,895)	$(271,144)	$(6,095,665)	$(6,886,824)
Total assets	$337,795	$3,750,466	$10,038,492	$7,152,730	$18,937,102	$40,216,585

For six months ended June 30, 2021	Retail pharmacy	Medical device wholesale	Drugs wholesale	Medical services	Others	Total
Revenues from external customers	$241,230	$916,193	$6,495,931	$3,732,974	$38,663	$11,424,991
Cost of revenues	$195,582	$697,322	$5,763,072	$2,093,533	$118,386	$8,867,894
Depreciation, depletion, and amortization expense	$10,367	$13,772	$1,363	$50,914	$5,824	$76,415
Profit (loss)	$(338,962)	$(45,013)	$176,675	$(196,181)	$(3,555,245)	$(3,566,365)
Total assets	$347,752	$6,967,640	$17,775,713	$7,455,278	$30,066,043	$62,612,425

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of June 30, 2022, and June 30,2021 and for the Six Months ended June 30, 2022 and 2021.

>>Revenues	Six months ended June 30, 2022
Total revenues from reportable segments	$10,653,288
Other revenues	-
Elimination of intersegments revenues	(706,179)
Total consolidated revenues	$9,947,109

>> Profit or loss
Total loss from reportable segments	$(469,726)
Elimination of intersegments profit or loss	(321,432)
Unallocated amount:
Amortization of discount of convertible notes	(771,124)
Other corporation expense	(5,324,542)
Total net loss	$(6,886,824)

>>Assets
Total assets from reportable segments	$51,061,777
Elimination of intersegments receivables	(14,335,851)
Unallocated amount:
Other unallocated assets – Xinrongxin	4,324
Other unallocated assets – Liaoning Boyi	31,811
Other unallocated assets – Dalian Boyi	4,372
Other unallocated assets – Chongqing Bimai	2,282,943
Other unallocated assets – BIMI	1,167,209
Total consolidated assets	$40,216,585

>>Revenues	Six months ended June 30, 2021
Total revenues from reportable segments	$14,121,913
Other revenues	38,663
Elimination of intersegments revenues	2,735,585
Total consolidated revenues	$11,424,991

>> Profit or loss
Total loss from reportable segments	$13,445
Elimination of intersegments profit or loss	2,325
Unallocated amount:
Amortization of discount of convertible notes	(1,386,586)
Other corporation expense	(2,190,899)
Total net loss	$(3,566,365)

>>Assets
Total assets from reportable segments	$32,546,382
Elimination of intersegments receivables	(8,999,782)
Unallocated amount:
Other unallocated assets – Xinrongxin	3,102,087
Other unallocated assets – Liaoning Boyi	185,382
Other unallocated assets – Dalian Boyi	20,173
Other unallocated assets – Chongqing Bimai	2,932,238
Other unallocated assets – BIMI	32,825,945
Total consolidated assets	$62,612,425

25. ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a) Revenues from each type of product

For the six months ended June 30, 2022 and 2021, respectively, the Company reported revenues for each type of product and services as follows:

	For the six months ended June 30,
	2022	2021
Medical devices wholesale	$2,828,557	$916,193
Medical services	2,950,198	3,732,974
Pharmaceutical wholesale	3,663,350	6,495,931
Pharmacy retail	505,004	241,230
Total	$9,947,109	$11,386,328

(b) Geographic areas information

For the six months ended June 30, 2022, and 2021, respectively, all the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of June 30, 2022, and 2021.

(c) Major customers

For the six months ended June 30, 2022, no customer accounted for more than 10% of the Company’s revenues:

(d) Major vendors

For the six months ended June 30, 2022,two vendors accounted for more than 10% of the Company’s purchases and its outstanding balances as at balance sheet dates:

		For the six months ended		As of
		June 30, 2022		June 30, 2022
Vendors	Segment	Purchases	Percentage of total purchases	Accounts payable
Vendor A	Medical services	$1,574,175	21%	-
Vendor B	Wholesale pharmaceuticals	$822,926	11%	307,845

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

(b) Interest rate risk

The Company’s interest-rate risk arises from convertible promissory notes, short-term and long-term loans. The Company manages interest rate risk by varying the issuance and maturity dates, fixing interest rate of debt, limiting the amount of debts, and continually monitoring the effects of market changes in interest rates. As of June 30, 2022 and December 31, 2021, respectively, the Notes, short-term and long-term loans were at fixed rates.

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

26. SUBSEQUENT EVENTS

On July 6, 2022, the Company signed a lease to rent an office of 4,633 square feet at 725 Fifth Ave, New York, New York. The lease is for five years with an annual rent of $274,050, subject to an annual rent increase of 2.5%. The Company plans to use this office as its global headquarters where certain executive officers and members of a newly hired US business development team will be based.

On August 1, 2022, CVI converted a convertible note in the aggregate principal amount of $150,000 plus interest into 375,000 shares of Common Stock.

On August 2, 2022,  Hudson Bay converted a convertible note in the aggregate principal amount of $200,000 plus interest into 500,000 shares of Common Stock.

On August 11, 2022,  Hudson Bay converted a convertible note in the aggregate principal amount of $700,000 plus interest into 1,750,000 shares of Common Stock.

On August 17, 2022,  Hudson Bay converted a convertible note in the aggregate principal amount of $99,000 plus interest into 247,500 shares of Common Stock.

On August 18, 2022, CVI converted a convertible note in the aggregate principal amount of $550,000 plus interest into 1,375,000 shares of Common Stock.

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

OVERVIEW

We are Delaware holding company with operations conducted by our subsidiaries in the People’s Republic of China (“PRC” or “China”) and the Hong Kong Special Administrative Region of the PRC. Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to manage the pace of economic growth and prevent the economy from overheating. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations.

Additionally, the Chinese government has published new policies that significantly affect certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could require us to obtain additional permission from Chinese authorities to continue to operate our business in China, which may adversely affect our business, financial condition and results of operations. Furthermore, statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in China that are to be conducted in foreign markets.

In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. Any future PRC, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with extensive operations in China could adversely affect our business and results of operations. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors, and could cause the value of our Common Stock to significantly decline or become worthless. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, our business in China and United States may also be adversely affected.

The PRC government’s significant authority in regulating our operations and its oversight could significantly limit or completely hinder our ability to conduct our business. Implementation of industry-wide regulations, including data security or anti-monopoly related regulations, may cause the value of our securities to significantly decline or be of little or no value.

History

From 2007 until October 2019, we, through the NF Group, were engaged in the energy efficiency enhancement business. With the decline in the constructions of power generation plants and municipal water, gas, heat, and energy pipelines in China due to a policy change by the PRC government, the demand for our products and services declined markedly. As a result, our energy efficiency enhancement business, incurred operating losses in each of the last seven years, especially in 2018, when the PRC government adopted a series of policies to favor more environmentally friendly projects and products. Our net loss from the operation of the energy efficiency enhancement business was $16.79 million in 2018 and $2.18 million in 2019. We explored many different alternatives in an effort to revive this business, including attempts to expand into international markets, before we determined this business was not sustainable for us. In late 2019, we committed to a plan to dispose of the NF Group and on June 30, 2020, we entered into an agreement for the sale of the NF Group. The sale closed on June 23, 2020, when the $10 million sales price was paid to us in full.

Our current operations are focused on the healthcare industry in the PRC. On October 14, 2019, we acquired Boqi Zhengji, an operator of a pharmacy chain in the PRC. This was the first step of our shift of focus from the energy sector to the healthcare business. Boqi Zhengji, however, suffered significant setbacks during 2020. The COVID-19 pandemic caused the pharmacy stores to record almost no sales for several months due to the national shutdown order and other government orders specifically targeting OTC drugs. To avoid exposing our other business to further risks and potential joint liabilities, we decided to divest the pharmacy chain. On December 11, 2020, we entered into an agreement to sell Boqi Zhengji for $1,700,000 in cash. On December 18, 2020, we received the full consideration from the buyer and the control of the Boqi Zhengji business was transferred. Due to the Chinese government’s alternative working schedule and other delays caused by COVID-19, the government record reflecting the transfer of ownership was not updated until February 2, 2021.

The disposal of NF Group and Boqi Zhengji and the actions taken to fulfill the plans resulted in our classifying the businesses of NF Group and Boqi Zhengji as discontinued operations according to ASC 205-20 Presentation of Financial Statements – Discontinued Operation. As a result, all of the assets and liabilities of the NF Group were reclassified as assets and liabilities of a discontinued operation in the statement of position as of December 31, 2020, and 2019 and the results of the operation are presented under the line-item net loss from discontinued operations for the years ended December 31, 2020 and 2019. All of the assets and liabilities of Boqi Zhengji were reclassified as assets and liabilities of a discontinued operation in the statement of position as of December 31, 2020 and the results of the operation are presented under the line item net loss from discontinued operations for the year ended December 31, 2020.

On March 18, 2020, we completed the acquisition of Chongqing Guanzan Technology Co., Ltd. (“Guanzan”), a distributor of medical devices. The rationale for the acquisition was for us to further expand our healthcare operation by acquiring a medical devices and pharmaceuticals distribution business. We believed that Guanzan has strong sales capabilities and procurement resources in the local area of Chongqing, the largest city in Southwest region of the PRC. The acquisition was in line with our expansion strategy, which focuses on deeper penetration of the healthcare market in the Southwest region of China and gaining a wider footprint in the PRC.

On February 2, 2021, we acquired Chongqing Guoyitang Hospital (“Guoyitang”), a private general hospital in Chongqing with 50 hospital beds and 98 employees. The Guoyitang acquisition was the first step in our efforts to build a hospital chain specializing in obstetrics and gynecology.

On February 8, 2021, we acquired Chaohu Zhongshan Minimally Invasive Hospital (“Zhongshan”), a private hospital in the southeast region of China with 160 hospital beds (of which 110 beds were then in use) and 95 employees. Zhongshan is a general hospital known for its complex minimally invasive surgeries and equipped with high-end diagnostics equipment and surgical instruments for gynecology and obstetrics use. The Zhongshan acquisition marks the second step in our efforts to establish a nationwide hospital chain specializing in obstetrics and gynecology.

On May 6, 2021, we acquired three private hospitals, Wuzhou Qiangsheng Hospital Co.,Ltd.(“Qiangsheng”) in the southeast region of the PRC, Suzhou Eurasia Hospital Co.,Ltd. (“Eurasia”) in the central region of the PRC and Yunan Yuxi Minkang Hospital Co.,Ltd.(“Minkang”) in the southwest region of the PRC. Qiangsheng, Eurasia and Minkang were owned by the same owners. Qiangsheng has 20 hospital beds and is a general hospital locally known for its OB/GYN and Chinese traditional medicine specialties. Eurasia has 30 hospital beds. Minkang has 120 hospital beds and is a general hospital locally known for its OB/GYN and Chinese traditional medicine specialties.

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

On December 20, 2021, we entered into a stock purchase agreement to acquire Bengbu Mali OB-GYN Hospital Co., Ltd. (“Mali Hospital”), a private OB-GYN specialty hospital with 199 beds located in Bengbu city in the southeast region of the People’s Republic of China. Mali Hospital has 148 employees, including 26 doctors, 52 nurses, 11 other medical staff members and 59 non-medical staff members. The acquisition of Mali Hospital has not closed as of the date of this report due to delays caused by COVID-19 and other logistical issues.

BUSINESS SEGMENTS

The Company currently operates in four reportable segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and medical services. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals, and other drug wholesalers. There were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments. The wholesale medical device segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical device dealers. Medical services include private comprehensive hospitals operating in China. The retail pharmacy segment sells prescription and OTC medicines, TCM, healthcare supplies and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses of $6,886,824 and $3,566,365 for the six months ended June 30, 2022, and 2021, respectively. As of June 30, 2022, the Company had an accumulated deficit of $54.6 million. In addition, the Company continues to generate operating losses and has limited cash flow from its continuing operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2022, and December 31, 2021, the allowance for doubtful accounts was $305,478 and $322,145, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company will cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts were $Nil.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow-moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of June 30, 2022, and December 31, 2021, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $98,017 and $103,178, respectively.

●	Property, plant, and equipment

Property, plant, and equipment are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

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

Goodwill represents the excess of the purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of an acquired business. In accordance with ASC 350, Goodwill, and Other Intangible Assets, recorded goodwill amounts are not amortized, but rather are tested for impairment annually or more frequently if there are indicators of impairment present.

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

The Company identified reporting units at the lowest level within the entity at which goodwill is monitored for internal management purposes. Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that will changes the composition of one or more of its reporting units, goodwill is reassigned based on the relative fair value of each of the affected reporting units.

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

The primary sources of the Group’s revenues are as follows:

(1)	Pharmacy retail sales

The physical pharmacies sell prescription drugs, over-the-counter (“OTC”) drugs, nutritional supplements, health foods, sundry products and medical devices. Revenue from sales of prescription medicine at drugstores is recognized when the prescription is filled, and the customer picks up and pays for the prescription. Revenue from sales of other merchandise at drugstores is recognized at the point of sale, which is when a customer pays for and receives the merchandise. Usually the majority merchandise, such as prescription and OTC drugs, are not refundable after the customers leave the counter. Returns of other products, such as sundry products, are minimal. Sales of drugs reimbursed by the local government medical insurance agency and receivables from the agency are recognized when a customer pays for the drugs at a store. The Company based on historical experience, a reserve for potential losses from denial of reimbursement on certain unqualified drugs is made to the receivables from the government agency.

(2)	Wholesale Medical devices and wholesale pharmaceuticals

The Company sells wholesale medical devicea mainly through Guanzan, and wholesale pharmaceuticals are principally sold through Shude, Pusheng and Zhuoda. The medical devices and wholesale pharmaceuticals businesses primarily involve purchasing wholesale medical devices and wholesale pharmaceuticals from suppliers and then selling to customers. Upon obtaining purchase orders, the Company instructs warehouse agents to transfer ownership of the products to customers. The transaction is normally completed within a short period of time, ranging from a few days to a month. The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers.

(3)	Medical services

The medical services was the hospital business through Guoyitang hospital, Zhongshan hospital, Qiangsheng hospital, Eurasia hospital and Mingkang hospital. Revenue from ancillary medical services is recognized when the related services have been rendered and includes outpatient and inpatient services.

For outpatient services, the patient normally receives outpatient treatment which contains various treatment components. Outpatient services contain more than one performance obligations, including (i) provision of consultation services and (ii) sale of pharmaceutical products. The Group allocates the transaction price to each performance obligation on relative stand-alone selling price basis. Both (i) provision of consultation services and (ii) sale of pharmaceutical products for which the control of services or pharmaceutical products is transferred at a point in time, revenue is recognized when the customer obtains the control of the completed services or pharmaceutical products, and the Group has satisfied its performance obligations with present right to payment and the collection of the consideration is probable.

For inpatient services, the customers normally receive inpatient treatment which contains various treatment components. Inpatient services contain more than one performance obligations, including (i) sale of pharmaceutical products and (ii) provision of inpatient healthcare services. The Group allocates the transaction price to each performance obligation on a relative stand-alone selling price basis.

For revenue from (i) sale of pharmaceutical products for which control of services or pharmaceutical products is transferred at a point in time, revenue is recognized when the customer obtains the control of the completed services or pharmaceutical products, and the Group has satisfied its performance obligations with present right to payment and the collection of the consideration is probable.

For revenue from (ii) provision of inpatient healthcare services, the corresponding revenue is recognized over the service period when customers simultaneously receive the services and consumes the benefits provided by the Group’s performance as the Group performs.

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

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimate and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the six months ended June 30, 2022 the Company operated in four reportable segments: retail pharmacy, wholesale medical devices, wholesale pharmaceuticals and medical services in the PRC.

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

On June 9, 2022, we entered into a stock purchase agreement with the Chairman of the Board of the Company, Mr. Fnu Oudom, whereby Mr. Oudom agreed to purchase 12,500,000 shares of Common Stock for $5 million, or $0.40 per share (the “Chairman’s Shares”), subject to the approval of the stockholders of the Company. The purchase price per share reflects a 9% discount to the five-day average closing price of the Common Stock on NASDAQ before signing the SPA (the closing price of the Common Stock on Nasdaq on such date was $0.52). On June 9, 2022, Mr. Oudom provided the Company with $5 million as interim financing in consideration for the issuance of a $5 million subordinated promissory note (the “Chairman’s Note”), bearing no interest, which will become due and payable immediately if the sale of the Chairman’s Shares is not approved by the Company’s stockholders. The Company expects to seek stockholder approval of the sale at the upcoming annual meeting of stockholders. If approved and the Chairman’s Shares are issued, all obligations under the Chairman’s Note will have been performed and discharged in full without any payment of interest. The Company has no obligation to file a registration statement with the SEC for the resale of the Chairman’s Shares.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2022 and 2021 of consolidated results of operations:

	For the Six Months Ended June 30,			Comparison
	2022	% of Revenues	2021	Amount increase (decrease)	Percentage increase (decrease)

Revenues	$9,947,109	100%	$11,424,991	$(1,477,882)	(13)%
Cost of revenues	7,263,179	73%	8,867,894	(1,604,715)	(18)%
Gross profit	2,683,930	27%	2,557,097	126,833	5%
Operating expenses	7,519,524	76%	5,947,929	1,571,595	26%
Other expenses, net	(2,020,439)	(20)%	(143,530)	(1,876,909)	1308%
Loss before income tax	(6,856,033)	(69)%	(3,534,362)	(3,321 ,671)	94%
Income tax expense	30,791	0%	32,003	(1,212)	(4)%
Net loss	(6,886,824)	(69)%	(3,566,365)	(3, 320,459)	93%
Less: non-controlling interest	(2,498)	0%	42,861	(45,359)	(106)%
Net Loss attributable to BIMI International Medical Inc.	$(6,884,326)	(69)%	$(3,609,226)	$(3,275,100)	91%

Revenues

Revenues for the six months ended June 30, 2022 and 2021 were $9,947,109 and $11,424,991, respectively. The revenues for the six months ended June 30, 2022 were primarily attributable to the revenues from the wholesale sales of pharmaceutical and medical devices and from medical services provided by hospitals purchased during the first quarter in 2022. Compared with the same period in 2021, revenue decreased by $1,477,882, mainly due to the decrease in pharmaceutical sales of $3,615,357.

Revenues from retail pharmacy segment for the six months ended June 30, 2022 were $505,003, generated from four retail pharmacy stores in Chongqing. Revenues from retail pharmacy segment for the six months ended June 30, 2021 were $241,230 which were generated from five retail pharmacy stores in Chongqing. The growth in the retail pharmacy segment in six month ended June 30, 2022 was from the sales of Covid-19 related pharmacy products. With the loosened local Covid-19 restrictions, customers started to stock up Covid-19 related products for at home use, which resulted in the increase in sales.

Revenues from wholesale medical devices segment for the six months ended June 30, 2022 and 2021 were $2,828,557 and $916,193 respectively. The increase is mainly due to higher demand for medical devices during the first quarter.

Revenues from the wholesale pharmaceuticals segment for the six months ended June 30, 2022 and 2021 were $3,663,350 and $6,495,931 respectively. The main reason for the decrease in sales in the 2022 period was the change in our customer base, as we started to develop business relationships with larger wholesale pharmaceutical companies and terminated our business with some customers who had a poor payment history. Covid-19 and the local lockdown policy also had an adverse effect on our wholesale pharmaceutical business during the second quarter of 2022.

Revenues from the medical services segment for the six months ended June 30, 2022 and 2021 were $2,950,198 and $3,732,974, respectively. These revenues reflect the revenues generated by the Guoyitang and Zhongshan hospitals acquired in February 2021 and the Minkang, Eurasia and Qiangsheng hospitals acquired in May 2021. The decrease in revenues in the six months ended June 30, 2022 was due to fewer patient visits in during the period resulting from the continued impact of Covid-19 and the reduced availability of doctors and nurses in our hospitals.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2022 and 2021 were $7,263,179 and $8,867,894, respectively. The decrease reflected the decrease in the costs associated with the operations of the Guanzan Group, Qiangsheng, Eurasia and Minkang hospitals.

Cost of revenues of our retail pharmacy segment consists primarily of the cost of the pharmaceuticals, medical devices and other products that we sell to customers. For the six months ended June 30, 2022 and 2021, cost of revenues of our retail pharmacy segment were $223,032 and $195,582, respectively. The increase in the cost of revenues was a result of the increase in sales of medical devices and other products due to higher customer demand in the six months ended June 30, 2022.

Cost of revenues of our wholesale medical devices segment consists primarily of cost of medical devices, medical consumables and costs related directly to contracts with customers. For the six months ended June 30, 2022 and 2021, the cost of revenues of our wholesale medical devices segment was $2,415,231 and $697,321. The increase is mainly due to the increase in sales in the six months ended June 30, 2022.

Cost of revenues of our wholesale pharmaceuticals segment consists primarily of the cost of medicines, medical consumables and costs related directly to contracts with customers. For the six months ended June 30, 2022 and 2021, the cost of revenues of our wholesale pharmaceuticals segment were $3,338,576 and $5,763,072, respectively. The decrease is mainly due to the decrease in sales in the six months ended June 30, 2022.

Cost of revenues of our medical services consists primarily of the cost of medicine, doctor and nurses’ salaries and rental expenses. For the six months ended June 30, 2022 and 2021, the cost of revenues of the medical services segment were $ 1,277,137 and $2,093,533, respectively. The majority of the decrease was attributable to a decrease in doctor and nurses’ salaries in the six-months ended June 30, 2022. In the six-months ended June 30, 2022, there was a reduction in over-time payments and use of seasonal part time employees, which contributed to the decrease in the overall cost of revenues in the medical services segment.

Gross profit

For the six months ended June 30, 2022 and 2021, we had a gross margin of 27% and 22.4%, respectively. For the six months ended June 30, 2022 and 2021, the gross profit margins of our: (i) retail pharmacy segment were 5% and 18.9%, respectively; (ii) wholesale medical devices segment were 20% and 23.9%, respectively; (iii) wholesale pharmaceuticals segment were 27% and 11.3%; and (iv) medical services segment was 61.52% and 9.32%, respectively.

Operating expenses

Operating expenses consist mainly of auditing and legal service fees, other professional service fees, directors’ and officers’ compensation expenses, meeting and promotional expenses, changes in fair value of derivative liabilities, depreciation and amortization of items not associated with production, office rental fee and utilities.

Operating expenses from continuing operations were $7,519,524 for the six months ended June 30, 2022 as compared to $5,947,929 for the same period in 2021, an increase of $1,571,595 or 26%. The $1.2 million increase was due to the payments to our CEO and COO in shares of our Common Stock during the six months ended June 30, 2022. No such stock payments were made in the same period in 2021.

Operating expenses of the retail pharmacy segment for the six months ended June 30, 2022 and 2021 were $252,769 and $294,814, respectively. The decrease in operating expense was primarily attributable to a decrease in salaries, which resulted from reduced over-time payments and use of seasonal part time employeesand the reduced number of stores in the six months ended June 30, 2022.

Operating expenses of the wholesale medical devices segment for the six months ended June 30, 2022 and 2021 were $316,395 and $350,939, respectively. The decrease in operating expenses was primarily attributable to a decrease in promotion expenses, as there was a higher demand for medical devices.

Operating expenses of the wholesale pharmaceuticals segment for the six months ended June 30, 2022 and 2021 were $544,089 and $479,677, respectively. The increase in operating expense was primarily attributable to an increase in salaries, as new business development teams were hired to develop relationships with larger wholesale pharmaceutical companies.

Operating expenses of the medical services segment for the six months ended June 30, 2022 and 2021 were $1,391,183 and $983,582, respectively. The increase in operating expenses was from the increase in salaries of non-medical executives and employees in the six months ended June 30, 2022.

Other expenses

For the six months ended June 30, 2022 and 2021, we reported other expenses of $2,020,439 and $143,530, respectively. For the six months ended June 30, 2022, we had $2,020,439 of other expenses, net that primarily consisted of amortization of convertible notes of $1,542,248 and $219,319 of interest expenses from the bank debt incurred by our operating subsidiaries in the PRC.

For the six months ended June 30, 2021, we had $143,530 of other expenses, net that included $138,237 of interest expenses from the bank debt of the Guanzan Group and the Guoyitang and Zhongshan hospitals.

Net loss

As a result of the foregoing, our net loss increased by $3,320,459 to $6,886,824 for the six months ended June 30, 2022 from $3,566,365 for the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2022, we had cash of $5,034,331 and positive working capital of $4,631,671 compared to cash of $4,797,849 and negative working capital of $932,493 at December 31, 2021.

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

The May SPA, the 2020 Notes and the 2020 Warrants provide that each and every reference to share prices, shares of Common Stock and any other numbers therein that relate to the Common Stock will be automatically adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions that occur with respect to the Common Stock (each, a “Stock Combination Event”, and such date thereof, the “Stock Combination Event Date”) thereafter. The May SPA, the 2020 Notes and the 2020 Warrants further provide if after a Stock Combination Event, the Event Market Price is less than the conversion price (in the case of the convertible notes) or the exercise price (in the case of the warrants) then in effect (after giving effect to the above adjustments), then on the sixteenth (16th) trading day immediately following such Stock Combination Event Date, the conversion price or exercise then in effect on such sixteenth (16th) trading day (after giving effect to the above adjustments) will be reduced (but in no event increased) to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event Date, the quotient determined by dividing (x) the sum of the dollar volume-weighted average price of the Common Stock for each of the five (5) trading days with the lowest dollar volume-weighted average price of the Common Stock during the fifteen (15) consecutive trading day period ending and including the trading day immediately preceding the sixteenth (16th) trading day after such Stock Combination Event Date, divided by (y) five (5). The price adjustment described in this paragraph is hereinafter referred to as the “Event Market Price Adjustment.”

The 2020 Notes, which matured on the eighteen-month anniversary of the issuance date, were payable in installments and are convertible at the election of the investors at the conversion price of $12.95 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to adjustment in the event of default. Each investor also received a warrant to purchase 130,000 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 34,369 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the 2020 Notes. Pursuant to the May SPA, additional convertible notes in an aggregate original face amount not to exceed $2,100,000 (the “Additional Notes”) could also be issued to the Institutional Investors under certain circumstances.

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

On February 1, 2022, we entered into an Amendment and Settlement Agreement to amend the stock purchase agreement relating to the acquisition of the Zhongshan. The amendment reduced post-closing performance targets and payments and settled certain payments as a result of such amendment. Pursuant to the amendment, the purchase price was retroactively reduced by 50% from RMB 120,000,000 (currently approximately $18,864,957) to RMB 60,000,000 (currently approximately $9,432,479), the closing cash payment was retroactively reduced from RMB 40,000,000 to nil and the deferred closing stock payment was retroactively reduced from 400,000 shares of our Common Stock to 200,000 shares of Common Stock. The 2021 revenue target was also reduced by 50% from RMB 30,000,000 to RMB 15,000,000, the 2021 profit target was reduced from RMB 5,000,000 to RMB 2,500,000, the 2022 revenue target was reduced from RMB 33,000,000 to RMB 16,500,000 and the 2022 profit target was reduced from RMB 5,500,000 to RMB 2,750,000.As a result of the amendments, the parties agreed that immediately after the signing of the amendment, the seller of Zhongshan hospital will execute and deliver all documents as requested by us in order to cause the return of 200,000 shares of our Common Stock and that prior to December 31, 2022, the seller will return RMB 40,000,000 to us in cash.

Our PRC operating subsidiaries have individually incurred debt in connection with their operations.

Short-term loans

Zhongshan borrowed $223,500 from Chaohu Yangzi Rural Commercial Bank on July 27, 2021. The loan is due on July 27, 2022 with an interest rate of 5.80%. Shude borrowed $119,200 from China Minsheng Banking Corp. Ltd. on March 17, 2022, which is due on March 17, 2023, with an interest rate of 6.2%. Zhuoda borrowed $89,400 from the Industrial and Commercial Bank of China on March 15, 2022, which is due on September 11, 2022, with an interest rate of 3.7%. Zhuoda borrowed $149,000 from the Agricultural Bank of China on November 30, 2021, which is due on November 30, 2022, with an interest rate of 3.85%. Zhuoda borrowed $298,000 from the Construction Bank of China on July 8, 2021 for one year, with an interest rate of 3.70%. Qianmei borrowed $47,441 from China Construction Bank on November 23, 2021, which is due on November 2, 2022, with an interest rate of 3.85%.. Guanzan borrowed $730,102 from Postal Savings Bank of China on November 29, 2021, which is due on November 28, 2022, with an interest rate of 5.4%.

long-term loans

Guanzan borrowed $76,317 from We Bank on December 26, 2020, for a term of two years, with an interest rate of 13.68%. Guanzan borrowed $81,941 from We Bank on July 24,2021, for a term of two years, with an interest rate of 13.68%. Guanzan borrowed $104,300 from We Bank on April 26, 2022, which is due on March 26, 2024, with an interest rate of 9.45%. Guanzan borrowed $55,343 from Huaneng Guicheng Trust Co., LTD on October 7, 2021, which is due on September 26,2023, with an interest rate of 12.96%. Guanzan borrowed $87,143 from Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd. on February 25,2021, which is due on February 24, 2024, with an interest rate of 8.00%. Shude borrowed $37,250 and $7,450 from We Bank on December 10, 2020, which are due on December 10, 2022, with an interest rate of 10.80%. Shude borrowed $2,483 from We Bank on December 10, 2020, which is due on December 2, 2022, with an interest rate of 8.64%. Shude borrowed $24,958 from We Bank on January 5, 2021, which is due on January 2, 2023, with an interest rate of 12.24%. Shude borrowed $30,893 on December 3, 2020 from Standard Chartered Bank, for a term of two years, with an interest rate of 12.35%. Zhuoda borrowed $142,792 from Minsheng Bank on May 10, 2022, which is due on May 9, 2024, for a term of two years, with an interest rate of 14.58%.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended June 30, 2022 and 2021, respectively.

	For the six months ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$954,999	$(3,589,450)
Net cash provided by investing activities	-	(287,702)
Net cash provided by (used in) financing activities	(331,334)	4,255,662
Exchange rate effect on cash	(387,183)	117,396)
Net cash inflow	$236,482	$495,906

Operating Activities

We used $954,999 in our continuing operations during the six months ended June 30, 2022, as compared to $3,589,450 used in continuing operating activities for the six months ended June 30, 2021.

Net loss from our operation (before non-cash adjustments) was $4.41 million for the six months ended June 30, 2022, a decrease of $1.02 million, compared to the net loss of $3.39 million incurred in the same period in 2021.

The decrease in our net loss is attributable to a decrease in the amortization of discount on the convertible notes of $304,000 and  significant changes in account receivable, inventories, accounts payable and advances from customers.

Investing Activities

Cash provided by investing activities was Nil for the six months ended June 30, 2022, as compared to $287,702 for the same period ended June 30, 2021. Cash provided by investing activities for the six months ended June 30, 2021 was from the acquisitions of Guoyitang, Zhongshan, Minkang, Eurasia and Qiangsheng hospitals, offset by $375,235 used to pay for the purchase of property, plant and equipment.

Financing Activities

Cash used in our financing activities was $331,334 for the six months ended June 30, 2022, as compared to $4,255,662 provided by financing activities for the six months ended June 30, 2021. For the six months ended June 30, 2022, we repaid $749,725 from bank loans and $227,248 from related party loans. During the six months ended June 30, 2021, we received $4,065,500 from the issuance of convertible promissory notes, $533,490 from bank loans and $164,841 from related party loans, offset by the repayment of $350,416 of long-term loans and the $177,253 repayment of short-term loans.

Contractual Obligations

As of June 30, 2022, we had a $4,800,000 contractual obligation, which is the maximum amount of the cash consideration for the Zhuoda acquisition, which is subject to post-closing adjustments pursuant to the Zhuoda SPA.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in internal control over financial reporting described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as of June 30, 2020, and during the period prior were not effective.

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

Management’s Remediation plan

While management believes that the financial statements we previously filed in our SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the control deficiencies identified above, management is continuing to engage an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide additional training to its accounting personnel in connection with the preparation and review of our financial statements.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the six months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ---- OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors

Changes in the political and economic policies of the PRC government or in relations between China and the United States or other governments may materially and adversely affect our business, financial condition, and results of operations and may result in our inability to sustain our growth and expansion strategies.

We are Delaware holding company with operations conducted by our subsidiaries in China. Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to manage the pace of economic growth and prevent the economy from overheating. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations.

Additionally, the Chinese government has published new policies that significantly affect certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could require us to obtain additional permission from Chinese authorities to continue to operate our business in China, which may adversely affect our business, financial condition and results of operations.

Our shares may be delisted under the Holding Foreign Companies Accountable Act t if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021. Pending legislation would reduce the number of consecutive non-inspection years required for triggering the prohibitions from three years to two.

As part of a continued regulatory focus in the U.S. on access to audit and other information currently protected by national law, in particular China’s, the Holding Foreign Companies Accountable Act (the “HFCAA”) was signed into law on December 18, 2020. The HFCAA states if the SEC determines that if a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the Public Company Accounting Oversight Board (the “PCAOB”) for three consecutive years beginning in 2021, the SEC shall prohibit such company’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. Accordingly, under the current law, this could happen in 2024 if the SEC makes this determination for three consecutive years.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above.

On June 22, 2021, the U.S. Senate passed a bill known as the Accelerating Holding Foreign Companies Accountable Act (the” AHFCAA”) to amend Section 104(i) of the Sarbanes-Oxley Act of 2002 to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded over-the-counter if the auditor of the registrant’s financial statements is not subject to PCAOB inspection for two consecutive years, instead of three consecutive years as currently enacted in the HFCAA.

Additionally, in October 2021, Nasdaq adopted additional listing criteria applicable to companies that primarily operate in jurisdictions where local regulators impose secrecy laws, national security laws or other laws that restrict U.S. regulators from accessing information relating to the issuer (a “Restrictive Market”). Under the new rule, whether a jurisdiction permits PCAOB inspection would be a factor in determining whether a jurisdiction is deemed by Nasdaq to be a Restrictive Market. China will likely be determined to be a Restrictive Market and, as a result, Nasdaq may impose on additional continued listing criteria or deny continued listing of our securities on Nasdaq, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to our audit.

On December 16, 2021, the PCAOB issued a determination report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong, because of positions taken by PRC authorities in those jurisdictions, and the PCAOB included in the report of its determination a list of the accounting firms that are headquartered in the PRC or Hong Kong. This report does not include our auditors, Audit Alliance LLP. Audit Alliance LLP is headquartered in Singapore and there are no limitations in Singapore on PCAOB inspections. However, to the extent that our auditor’s work papers may, in the future, become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of our auditors’ work papers in China would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, our investors may be deprived of the benefits of the PCAOB’s oversight of our auditor through such inspections and they may lose confidence in our reported financial information and procedures and the quality of our financial statements. We cannot assure you whether Nasdaq or other regulatory authorities will apply additional or more stringent criteria to us. Such uncertainty could cause the market price of our shares to be materially and adversely affected.

We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above.

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

The potential enactment of the Accelerating Holding Foreign Companies Accountable Act or the America COMPETES Act would decrease the number of non-inspection years from three years to two, thus reducing the time period before our Common Stock may be prohibited from over-the-counter trading or delisted.

On June 22, 2021, the U.S. Senate passed a bill known as the Accelerating Holding Foreign Companies Accountable Act, to amend Section 104(i) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)) to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded over-the-counter if the auditor of the registrant’s financial statements is not subject to PCAOB inspection for two consecutive years, instead of three consecutive years as currently enacted in the HFCAA.

On February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022 (the “America COMPETES Act”), which similarly would amend the HFCAA to shorten the three-year period to two years. The America COMPETES Act, however, includes a broader range of legislation than the AHFCA Act in response to the U.S. Innovation and Competition Act (the “USICA”) passed by the U.S. Senate in 2021. In late July 2022, the U.S. House of Representatives and the U.S. Senate passed the Creating Helpful Incentives to Produce Semiconductors (“CHIPS”) for America Fund (the “CHIPS Act of 2022”), which is expected to be signed into law in August 2022. The CHIPS Act of 2022 includes a number of provisions from both the America COMPETES Act and the USICA but did not include a provision to amend the HFCAA to shorten the three-year period to two years.

Certain members of the U.S. Senate have mentioned that they intend to move forward with negotiating the remaining provisions from the AHFCA Act and the America Competes Act that were not included in the CHIPS Act of 2022 and there is a chance that a final bill from this negotiation, if approved, could amend the HFCAA to shorten the three-year period to two years. It is unclear if or when this amended bill will be signed into law. In the case that such bill becomes the law, it will reduce the time period before our Common Stock could be delisted from Nasdaq and prohibited from over-the-counter trading in the U.S. from 2024 to 2023.

While we expect to be able to comply with the AHFCA Act and the COMPETES Act, if they become law, we cannot assure you that the proposed legislation may be further revised , or that we will be in full compliance with such legislation. As a result, our securities may be prohibited from trading on Nasdaq or other U.S. stock exchanges and from over-the-counter trading in the U.S.

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

On June 9, 2022, the Company entered into a stock purchase agreement with the Chairman of the Board of the Company, Mr. Fnu Oudom, whereby Mr. Oudom agreed to purchase 12,500,000 shares of Common Stock for $5 million, or $0.40 per share, subject to the approval of the stockholders of the Company. On July 18, 2022, 12,500,000 shares of Common Stock were issued to Mr. Oudom upon the approval of stockholders at the Company’s 2022 annual meeting of shareholders.

From January 1, 2022 to June 30, 2022, Hudson Bay converted convertible notes in the aggregate principal amount of $2,700,000 plus interest into 3,468,213 shares of Common Stock.

From January 1, 2022 to June 30, 2022, CVI converted convertible notes in the aggregate principal amount of $1,875,000 plus interest into 2,773,124 shares of Common Stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The list of Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q are set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

Exhibit Number	Description	Incorporated by Reference to

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy ExtensionSchema Document

101.CAL	Inline XBRL Taxonomy ExtensionCalculation Linkbase Document

101.DEF	Inline XBRL Taxonomy ExtensionDefinition Linkbase Document

101.LAB	Inline XBRL Taxonomy ExtensionLabel Linkbase Document

101.PRE	Inline XBRL Taxonomy ExtensionPresentation Linkbase Document

104	Cover Page InteractiveData File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BIMI International Medical Inc.
(Registrant)

Date: August 22, 2022	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: August 22, 2022	By:	/s/ Baiqun Zhong
Baiqun Zhong
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)