Form 10-K/A
period 2021-12-31
BIMI International Medical Inc.
filed 2022-08-31
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 000-50155

BIMI International Medical Inc

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0563302
(State of Incorporation)	(I.R.S. Employer ID Number)

9th Floor, Building 2, Chongqing Corporation Avenue, Yuzhong District, Chongqing P. R. China	400010
(Address of Principal Executive Offices)	(Zip Code)

(+86) 023-6310 7239

(Registrant’s telephone number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	BIMI	The NASDAQ Capital Market

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

As of August 26, 2022, there were 37,155,601 shares of the registrant’s Common Stock outstanding.

Auditor Firm id: Audit Alliance LLP Auditor Location: Singapore PCAOB ID: 3487

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of BIMI International Medical Inc. for the year ended December 31, 2021, which was originally filed with the U.S. Securities and Exchange Commission on April 15, 2022 (the “Original Report”).

The Company is filing this Amendment for the primary purpose of disclosing certain legal and operational risks and potential impact on the Company associated with having substantially all of its operations conducted by its operating entities in China and with respect to certain amendments to its financial statements.

This Form 10-K/A presents the Original Report, amended with modifications as necessary to reflect the Amendments. The following items have been amended:

●	Part I, Item 1. Business

●	Part I, Item 1A, Risk Factors

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8. Financial Statements and Supplementary Data

●	Part IV, Item 15. Exhibits and Financial Statement Schedules

In addition, in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2). Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

BIMI INTERNATIONAL MEDICAL INC.

(FORMERLY KNOWN AS “NF ENERGY SAVING CORPORATION” AND “BOQI INTERNATIONAL MEDICAL INC.”)

FORM 10-K/A

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

ii

FINANCIAL STATEMENTS AND CURRENCY PRESENTATION

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and publish our financial statements in United States Dollars. All share and per share information included in this Annual Report has been adjusted to reflect a five share for one share reverse split effective as of February 3, 2022.

iii

PART I

ITEM 1. BUSINESS

The Company

BIMI International Medical Inc. is a holding company incorporated in Delaware with operations conducted through operating subsidiaries in the People’s Republic of China (the “PRC” or “China”) and holding company subsidiaries in the PRC, the British Virgin Islands and the Hong Kong Special Administrative Region of the PRC (“Hong Kong”). Our corporate structure contains no variable interest entities. As used herein the terms “we”, “us”, “our,” “BIMI” and the “Company” means BIMI International Medical Inc., a Delaware corporation, and its subsidiaries.

We were incorporated under the laws of the State of Delaware as Galli Process, Inc. on October 31, 2000. On December 31, 2001, Galli Process, Inc, changed its name to Global Broadcast Group, Inc. On November 12, 2004, Global Broadcast Group, Inc. changed its name to Diagnostic Corporation of America. On March 15, 2007, we changed our name to NF Energy Saving Corporation of America, and on August 24, 2009, we changed our name to NF Energy Saving Corporation. On December 16, 2019, we changed our name to BOQI International Medical Inc. to reflect our new focus on the health care industry and on June 21, 2021, we changed our name to BIMI International Medical Inc.

A listing of our subsidiaries identifying their place of incorporation, type of legal entity, principal activity and our ownership interest in such entity follows:

Entity Name	Place of Incorporation	Type of legal entity	Ownership Percentage	Shareholder(s)	Principal activities	Whether investors acquired interests	Whether an operating entity
BIMI International Medical Inc.	Delaware	Public company	100%	Public company	Holding Company	Investors acquired interests	Operating entity
Bimai Pharmaceutical (Chongqing) Co., Ltd.	Chongqing, China	Limited liability company	100%	BIMI International Medical Inc.	Holding company		Operating entity
Boyi (Liaoning) Technology Co., Ltd	Liaoyang, China	Limited liability company	100%	BIMI International Medical Inc.	IT Technology service research and development		Operating entity
Lasting Wisdom Holdings Limited	BVI	Limited liability company	100%	BIMI International Medical Inc.	Holding company		Operating entity
PUKUNG Limited	Hong Kong, China	Limited liability company	100%	Lasting Wisdom Holdings Limited	Investment company		Operating entity
Beijing Xinrongxin Industrial Development Co., Ltd	Beijing, China	Inactive limited liability company	100%	PUKUNG Limited	holding company		Operating entity
Chongqing Guanzan Technology Co., Ltd.	Chongqing, China	Limited liability company	100%	Bimai Pharmaceutical (Chongqing) Co., Ltd.	Wholesale distribution of medical devices in the PRC		Operating entity
Dalian Boyi Technology Co., Ltd.	Dalian, China	Limited liability company	100%	Bimai Pharmaceutical (Chongqing) Co., Ltd.	IT Technology service research and development		Operating entity
Bimai Hospital Management (Chongqing) Group Co., Ltd.	Chongqing, China	Limited liability company	100%	Bimai Pharmaceutical (Chongqing) Co., Ltd.	Hospital management in the PRC		Operating entity
Chongqing Shude Pharmaceutical Co., Ltd.	Chongqing, China	Limited liability company	95%	Chongqing Guanzan Technology Co., Ltd.	Wholesale distribution of generic drugs in the PRC		Operating entity
Chongqing Lijiantang Pharmacy Chain Co., Ltd.	Chongqing, China	Limited liability company	100%	Chongqing Guanzan Technology Co., Ltd.	Wholesale distribution of generic drugs in the PRC		Operating entity
Chongqing Zhuoda Pharmaceutical Co., Ltd.	Chongqing, China	Limited liability company	100%	Chongqing Guanzan Technology Co., Ltd.	Wholesale distribution of generic drugs in the PRC		Operating entity

Chongqing Qianmei Medical Device Co., Ltd.	Chongqing, China	Limited liability company	100%	Chongqing Zhuoda Pharmaceutical Co., Ltd.	Wholesale distribution of medical devices in the PRC	Operating entity
Pusheng Pharmaceutical (Chongqing) Co., Ltd.	Chongqing, China	Limited liability company	100%	Chongqing Guanzan Technology Co., Ltd.	Wholesale distribution of generic drugs in the PRC	Operating entity
Suzhou Eurasia Hospital Co., Ltd.	Anhui, China	Limited liability company	100%	Bimai Hospital Management (Chongqing) Group Co., Ltd.	Hospital in the PRC	Operating entity
Yunnan Yuxi Minkang Hospital Co., Ltd.	Yunnan, China	Limited liability company	100%	Bimai Hospital Management (Chongqing) Group Co., Ltd.	Hospital in the PRC	Operating entity
Wuzhou Qiangsheng Hospital Co., Ltd.	Guangxi, China	Limited liability company	100%	Bimai Hospital Management (Chongqing) Group Co., Ltd.	Hospital in the PRC	Operating entity
Chaohu Zhongshan Minimally Invasive Hospital Co.,Ltd.	Anhui, China	Limited liability company	100%	Bimai Hospital Management (Chongqing) Group Co., Ltd.	Hospital in the PRC	Operating entity
Chongqing Guoyitang Hospital Co., Ltd.	Chongqing, China	Limited liability company	100%	Bimai Hospital Management (Chongqing) Group Co., Ltd.	Hospital in the PRC	Operating entity
Chongqing Huzhongtang Health Technology Co., Ltd.	Chongqing, China	Limited liability company	100%	Chongqing Guoyitang Hospital Co., Ltd.	Wholesale distribution of generic drugs in the PRC	Operating entity

The following diagram illustrates our holding company structure:

Significant Factors Relating to PRC Government Oversight of Our Operating Businesses.

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC or changes in government relations between China and the United States or other governments. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past four decades, growth has been uneven across different regions and among various economic sectors. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to manage the pace of economic growth and prevent the economy from overheating. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operations.

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

In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. Any future PRC, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with extensive operations in China could adversely affect our business and results of operations. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors, and could cause the value of our Common Stock to significantly decline or become worthless. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, our business in China and United States may also be adversely affected. For more details, see “Item 1A. Risk Factors—Risks Related to Doing Business in China— Changes in the political and economic policies of the PRC government or in relations between China and the United States or other governments may materially and adversely affect our business, financial condition, and results of operations and may result in our inability to sustain our growth and expansion strategies.”

The PRC government’s significant authority in regulating our operations and its oversight could significantly limit or completely hinder our ability to conduct our business. Implementation of industry-wide regulations, including data security or anti-monopoly related regulations, may cause the value of our securities to significantly decline or be of little or no value. For more details, see “Item 1A. Risk Factors—Risks Related to Doing Business in China—The PRC government’s oversight over our business operation could result in a material adverse change in our operations and the value of our securities.”

Risks and uncertainties arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and quickly evolving rules and regulations in China, could result in a material adverse change in our operations and the value of our Common Stock. For more details, see “Item 1A. Risk Factors—Risks Related to Doing Business in China— Uncertainties with respect to the PRC legal system and the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us or result in a material adverse change to our subsidiaries’ business operations, and damage our and our subsidiaries’ reputation, which would materially and adversely affect our financial condition and results of operations and cause our Common Stock to significantly decline in value or become worthless.”

Holding Foreign Companies Accountable Act and Related Legislation and Regulations

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

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

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

We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. During the fiscal years ended December 31, 2020 and 2021 and through the date of this Annual Report, our auditor did not have any documentation related to their audit reports located in China. However, to the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company may be located in China in the future, the PCAOB may not be able to inspect such audit documentation and, as a result, you may be deprived of the benefits of such inspection.

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

Certain members of the U.S. Senate have mentioned that they intend to move forward with negotiating the remaining provisions from the AHFCA and the America Competes Act that were not included in the CHIPS Act of 2022 and there is a chance that a final bill from this negotiation, if approved, could amend the HFCAA to shorten the three-year period to two years. It is unclear if or when this amended bill will be signed into law. In the case that such bill becomes the law, it will reduce the time period before our shares of Common Stock could be delisted from Nasdaq and prohibited from over-the-counter trading in the U.S. from 2024 to 2023.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China – the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. While this Statement of Protocol may lead to full resolution of the previously identified issues, there can be no assurance that this will be the case. In such an event, there can be no assurance that we will continue to be able to comply with the requirements imposed by the U.S. regulators or Nasdaq. Delisting of our Common Stock would force holders of shares of our Common Stock to sell their Common Stock. The market price of our Common Stock could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance. The delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of an investment in our shares. Additionally, the inability of the PCAOB to conduct adequate inspections would deprive our shareholders of the benefits of such inspections. “See “Item 1A - Risk Factors- Risks Related to Doing Business in China - Our shares may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021” and “The potential enactment of the Accelerating Holding Foreign Companies Accountable Act or the America Competes Act would decrease the number of non-inspection years from three years to two, thus reducing the time period before our shares of Common Stock may be prohibited from over-the-counter trading or delisted.

Recent Regulatory Developments in China

The PRC government has significant oversight and discretion over the conduct of the business operations of our PRC subsidiaries or to exert control over any offering of securities conducted overseas and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.

Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement.

Among other things, the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”) and Anti-Monopoly Law of the People’s Republic of China promulgated by the Standing Committee of the National People’s Congress of the People’s Republic of China (“SCNPC”) which became effective in 2008 (“Anti-Monopoly Law”), established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. Such regulation requires, among other things, that the State Administration for Market Regulation (“SAMR”) be notified in advance of any change-of-control transaction in which a foreign investor acquires control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions of the State Council on the Standard for Declaration of Concentration of Business Operators, issued by the State Council in 2008, are triggered. Moreover, the Anti-Monopoly Law requires that transactions which involve the national security, the examination on the national security shall also be conducted according to the relevant provisions of the State. In addition, the PRC Measures for the Security Review of Foreign Investment which became effective in January 2021 require acquisitions by foreign investors of PRC companies engaged in military-related or certain other industries that are crucial to national security be subject to security review before consummation of any such acquisition.

In January 2020, SAMR sought public comments on the Draft Amendment to the Anti-Monopoly Law which include significantly harsher penalties and fines for certain violations, modifications to the merger review process, and additional clarification of the law surrounding certain types of conduct, including the requirement to file a prior notification with The Ministry of Commerce of the People’s Republic of China (“MOFCOM”). On October 23, 2021, the SCNPC issued a second draft amendment to the amended Anti-Monopoly Law for public comments, which proposes to increase the fines for illegal concentration of business operators to “no more than ten percent of its preceding year’s sales revenue if the concentration of business operator has or may have an effect of excluding or limiting competition; or a fine of up to RMB 5 million if the concentration of business operator does not have an effect of excluding or limiting competition.” The draft also proposes for the relevant authority to investigate a transaction where there is evidence that the concentration has or may have the effect of eliminating or restricting competition, even if such concentration does not reach the filing threshold. Under the proposed turnover thresholds, a filing would be required if one party’s turnover in China exceeds 100 billion yuan (approx. $14.9 billion) and the other party has a market value greater than 800 million yuan (approx. $120 million) and generates more than one-third of its global turnover within China.

In addition, PRC national security review rules, i.e. Provisions of Ministry of Commerce on Implementation of Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective in September 2011 and Notice of the General Office of State Council on Establishment of Security Review System Pertaining to Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective in March 2011, require acquisitions by foreign investors of PRC companies engaged in military related or certain other industries that are crucial to national security be subject to security review before consummation of any such acquisition. We believe that our businesses are not in an industry related to national security. However, we cannot preclude the possibility that MOFCOM or other government agencies may publish interpretations contrary to our understanding or broaden the scope of the security review in the future.

Moreover, the Administrative Measures for Enterprises’ Overseas Investment, or the Overseas Investment Rules, adopted by the National Development and Reform Commission of the People’s Republic of China (“NDRC”) on December 26, 2017 and became effective on March 1, 2018, stipulates that for local enterprises (enterprises that are not managed by the state government), if the amount of investment made by the Chinese investors is less than US$300 million and the target project is non-sensitive, then the overseas investment project will require filing, instead of approval, with the local branch of the CSRC where the enterprise itself is registered.

Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes may delay or inhibit our ability to complete such transactions. It is unclear whether our business would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, MOFCOM, NDRC and other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in the PRC may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.

On July 6, 2021, the relevant PRC government authorities made public the “Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law.” The opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. Official guidance and related implementation rules have not been issued yet and the interpretation of the opinions remains unclear at this stage.

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures,” collectively with the Draft Administrative Provisions, the “Draft Rules Regarding Overseas Listing”), both of which have a comment period that expired on January 23, 2022. The Draft Rules Regarding Overseas Listing lay out the filing regulation arrangement for both direct and indirect overseas listing and clarify the determination criteria for indirect overseas listing in overseas markets. Among other things, if an overseas listed issuer intends to implement any follow-on offering in an overseas market, it should, through its major operating entity incorporated in the PRC, submit filing materials to the CSRC within three working days after the completion of the offering. The required filing materials shall include but not be limited to: (1) filing report and relevant commitments; and (2) domestic legal opinions. The Draft Rules Regarding Overseas Listing, if enacted, may subject us to additional compliance requirements in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Draft Rules Regarding Overseas List on a timely basis, or at all. For instance, if we complete any offering after the enactment of the Draft Rules Regarding Overseas Listing, we may be required to submit additional filings.

As of the date of this annual report, based on advice of counsel in the PRC, no relevant laws or regulations in the PRC explicitly require us, or our operating subsidiaries in the PRC to seek approval from the CSRC or any other PRC governmental authorities for our overseas listing or securities offering plans, nor has our company or any of our subsidiaries, received any inquiry, notice, warning or sanctions regarding any securities offering from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain what the potential impact such modified or any new laws and regulations will have on our daily business operations, or the ability to accept foreign investments and maintain our listing on a U.S. exchange. The SCNPC or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that require our company or our subsidiaries to obtain regulatory approval from Chinese authorities before offering securities in the U.S.

To the extent we do not receive or maintain such permissions or approvals, or inadvertently conclude that such permissions or approvals are not required, the impact on our daily operations may be material and we may be forced to curtail some or all of our operations. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - The approval of, or filing or other procedures with, the CSRC or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to obtain such approval or complete such filing or other procedures.”

On November 14, 2021, the CAC released the Draft Cyber Data Security Regulations for public comments, which requires, among others, that a prior cybersecurity review should be required for listing abroad of data processors which process over one million users’ personal information, and the listing of data processors in Hong Kong which affects or may affect national security. See “Item 1A - Risk Factors- Risks Related to Doing Business in China -If we do not maintain the privacy and security of sensitive patient, customer and business information, we could damage our reputation, incur substantial additional costs and become subject to litigation; We may become subject to cybersecurity review.”

Cash Transfers and Dividend Distributions

We are offshore holding company conducting business through our PRC subsidiaries. In order to fund their operations, we may make loans to our PRC subsidiaries, or we may make additional capital contributions to our PRC subsidiaries. Such loans to our PRC subsidiaries and capital contributions are subject to PRC regulations and approvals or filing. For example, loans by us to our PRC subsidiaries cannot exceed statutory limits and must be registered with SAFE or its local branch. Information about capital contributions to our PRC subsidiaries must be filed with the PRC Ministry of Commerce or its local counterpart. In addition, the PRC government also restricts the convertibility of foreign currencies into Renminbi and use of the proceeds. According to SAFE Circular 19 and SAFE Circular 16, the flow and use of the Renminbi capital converted from foreign currency denominated registered capital of a foreign-invested company is regulated such that Renminbi capital may not be used for business beyond its business scope or to provide loans to persons other than affiliates unless otherwise permitted under its business scope. On October 23, 2019, SAFE promulgated Circular 28, which stipulates that non-investment foreign-funded enterprises are allowed to make domestic equity investment with their capital funds on the premise that the Negative List is not violated and the projects invested thereby in China are true and compliant. Violations of the applicable circulars and rules may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Regulations. The Circular Regarding Further Optimizing the Cross-border RMB Policy to Support the Stabilization of Foreign Trade and Foreign Investment jointly promulgated by the PBOC, NDRC, the Ministry of Commerce, the State-owned Assets Supervision and Administration Commission of the State Council, the China Banking and Insurance Regulatory Commission and SAFE on December 31, 2020 and effective on February 4, 2021 allows the non-investment foreign-invested enterprises to make domestic reinvestment with RMB capital in accordance with the law on the premise that they comply with prevailing regulations and the invested projects in China are authentic and compliant. In addition, if a foreign-invested enterprise uses RMB income under capital accounts to conduct domestic reinvestment, the invested enterprise is not required to open a special deposit account for RMB capital. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - PRC regulations on loans and direct investments by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC subsidiaries.”

The applicable foreign exchange circulars and rules may significantly limit our ability to convert, transfer and use the net proceeds from the private placement of convertible notes or any offering of additional equity securities in China, which may adversely affect our business, financial condition and results of operations. As the foreign exchange related regulatory regime and practice are complex and still evolving and involve many uncertainties, we cannot assure you that we have complied or will be able to comply with all applicable foreign exchange circulars and rules, or that we will be able to complete the necessary government registrations or filings on a timely basis, if at all, with respect to future loans by us to our PRC subsidiaries or with respect to future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or filings, our ability to contribute additional capital to fund our PRC operations may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.

During the normal course of our business, cash is transferred between our subsidiaries via wire transfer to and from bank accounts to pay certain business expenses. Cash is maintained by the parent company BIMI International Medical Inc. in its bank account and transferred to its subsidiaries when necessary. In addition, cash may be used by BIMI as the holding company to meet corporate expenses such as audit fees, attorneys’ fees, stock exchange listing fees, IR/PR expenses and corporate administrative support expenses.

Our Chinese subsidiaries may pay dividends to the parent holding company only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. PRC regulation of loans to, and direct investments in PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to subsidiaries in the PRC or Hong Kong. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - PRC regulations on loans and direct investments by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC subsidiaries.”

We have never declared or paid any dividends on our shares or any other securities. If we pay dividends in the future, in order for us to distribute dividends to our shareholders, we will need to rely to some extent on dividends distributed by our PRC subsidiaries. PRC regulations may restrict the ability of our PRC subsidiaries to pay dividends to us, and such distributions will be subject to PRC withholding tax. In addition, PRC regulations currently permit payment of dividends by a PRC company only out of accumulated distributable after-tax profits, as determined in accordance the accounting standards and regulations in the PRC. See “Item 1A. Risk Factors - Risks Related to Our Shares - Because we have not paid dividends and have no present intention of paying dividends, investors will not realize any income from an investment in our Common Stock unless and until investors sell their shares at profit.”

If any of our PRC subsidiaries incur debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary.

Nevertheless, to the extent cash or assets are located in the PRC or Hong Kong, or in a PRC or Hong Kong entity, the funds or assets may not be available to fund operations or for other use outside the PRC or Hong Kong due to the intervention, or the imposition of restrictions and limitations on our ability or that of our subsidiaries in the PRC or Hong Kong, by the PRC government to transfer cash or assets. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - PRC regulations on loans and direct investments by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC subsidiaries.

Our PRC subsidiaries generate primarily all of their revenue in RMB, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their RMB revenues to pay dividends to us. However, conversion of RMB to other currencies are permitted for the purpose of dividends according to the PRC’s regulations on Foreign Exchange Control. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - Governmental control of currency conversion may affect the value of your investment.

Further, in response to the persistent capital outflow in the PRC and RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China (“PBOC) and China’s State Administration of Foreign Exchange (SAFE) promulgated a series of capital control measures, including stricter vetting procedures for domestic companies to remit foreign currency for overseas investments, dividends payments and shareholder loan repayments. Such measures were relaxed in mid-2017 with the slowdown of the capital outflow and stabilizing of the RMB. However, the PRC government may revert to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by the SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

The PRC Enterprise Income Tax Law (the “EIT Law”) and its implementation rules provide that China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its equity holders that are non-PRC resident enterprises, will normally be subject to PRC withholding tax at a rate of 10%, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a reduced withholding rate arrangement and such non-PRC resident enterprises constitute the beneficiary of such income.

Pursuant to an arrangement between Mainland China and Hong Kong (the “Hong Kong Tax Treaty”) and relevant tax regulations of the PRC, subject to certain conditions, a reduced withholding tax rate of 5% will be available for dividends from PRC entities provided that the recipient can demonstrate it is a Hong Kong tax resident and it is the beneficial owner of the dividends. The government adopted regulations in 2018 which stipulate that in determining whether a non-resident enterprise has the status as a beneficial owner, comprehensive analysis shall be conducted based on the factors listed therein and the actual circumstances of the specific case shall be taken into consideration. Specifically, it expressly excludes an agent or a designated payee from being considered as a “beneficial owner.”

Cash Management Policies and Procedures

Under our informal cash management policy, the frequency and amount of intercompany transfers of funds is determined based on the working capital needs of our subsidiaries and intercompany transactions and is subject to internal approval processes and funding arrangements. Our management reviews and monitors our cash flow forecast and working capital needs of our subsidiaries on a regular basis. In addition, capital contributions and intercompany loan arrangements are subject to local jurisdiction and banking regulations. In this regard, we have not faced difficulties or limitations in our ability to transfer cash between subsidiaries in any of our operating jurisdictions.

As December 31, 2021, we have transferred funds to: (i) our operating subsidiaries in the PRC in the amount of $ 4.73 million ; (ii) owners of businesses that we have acquired in the amount of $161 thousand and foreign purchasers of our convertible debt in the amount of $6.5 million in repayment of a portion of the debt incurred. In addition, $ 4.28million has been transferred between our PRC subsidiaries for working capital purposes. The transfer of funds among our operating PRC subsidiaries is subject to the Provisions of the Supreme People’s Court on Several Issues Concerning the Application of Law in the Trial of Private Lending Cases (2020 Revision, the “Provisions on Private Lending Cases”), which was implemented on August 20, 2020 to regulate the financing activities between natural persons, legal persons and unincorporated organizations. The Provisions on Private Lending Cases does not prohibit using cash generated from one subsidiary to fund another subsidiary’s operations. To date, none of our subsidiaries have made any distributions or paid any dividend to the holding company We have not been notified of any other restriction which could limit our PRC subsidiaries’ ability to transfer cash between subsidiaries. See Item 8. Financial Statements and Supplementary Data – pages F–1 and F-12.

Permissions Required from the PRC Authorities for Our Operations

We conduct our business in China through our subsidiaries. Our operations in China are governed by PRC laws and regulations. As of the date of this annual report, we have not received any requirement from Chinese governmental authorities to obtain additional permissions for our operation or the issuance of securities to foreign investors. Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, we may be required to obtain additional licenses, permits, filings or approvals for the functions and services of our platform in the future.

As of the date of this annual report, based on advice of counsel in the PRC, no relevant laws or regulations in the PRC explicitly require us, or our operating subsidiaries in the PRC to seek approval from the China Securities Regulatory Commission ( the “CSRC”) or any other PRC governmental authorities for our overseas listing or securities offering plans, nor has our company or any of our subsidiaries, received any inquiry, notice, warning or sanctions regarding any securities offering from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain what the potential impact such modified or any new laws and regulations will have on our daily business operations, or the ability to accept foreign investments and maintain our listing on a U.S. exchange. The SCNPC or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that require our company or our subsidiaries to obtain regulatory approval from Chinese authorities before offering securities in the U.S.

However, the PRC government has recently indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. For more detailed information, see “Item 1A. Risk Factors—Risks Related to Doing Business in China— The approval or other requirements of the CSRC or other PRC governmental authorities may be required in connection with an offering of our securities under PRC rules, regulations or policies, and, if required, we cannot predict whether or how soon we will be able to obtain such approval.”

According to the Notice by the General Office of the State Council of Comprehensively Implementing the List-based Management of Administrative Licensing Items (No. 2 [2022] of the General Office of the State Council)  and its attachment, the List of Administrative Licensing Items Set by Laws, Administrative Regulations, and Decisions of the State Council (2022 Edition), as of the date of this Annual Report, our PRC subsidiaries have received from PRC authorities all requisite licenses, permissions or approvals needed to engage in the businesses currently conducted in China, and no permission or approval has been denied. Such licenses and permissions include, but not be limited to, business registration,

The following table provides details of the licenses and permissions held by our subsidiaries in China:

Company	Licenses and Permissions	License Issuers	Term of Validity
Bimai Pharmaceutical (Chongqing) Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Yuzhong District, Chongqing Municipal	Perpetual since December 22，2020
Chongqing Guanzan Technology Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Jiulongpo District, Chongqing Municipal	Perpetual since March 11, 2013
Chongqing Guanzan Technology Co., Ltd.	Medical device business license	Administration for Market Regulation of Jiulongpo District, Chongqing Municipal	May 17, 2021 to February 11, 2023
Chongqing Shude Pharmaceutical Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Jiulongpo District, Chongqing Municipal	Perpetual since January 17, 1996
Chongqing Lijiantang Pharmacy Chain Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Jiulongpo District, Chongqing Municipal	Perpetual since April 30, 2020
Chongqing Lijiantang Pharmacy Chain Co., Ltd.	Medical business license	Chongqing Municipal Drug Administration	October 23, 2021 to December 01, 2025
Chongqing Lijiantang Pharmacy Chain Co., Ltd.	Internet drug information service qualification certificate	Chongqing Municipal Drug Administration	December 11, 2020 to December 10, 2025
Chongqing Lijiantang Pharmacy Chain Co., Ltd.	Type II medical device business record certificate	Administration for Market Regulation of Jiulongpo District, Chongqing Municipal	Perpetual since November 22, 2021
Chongqing Lijiantang Pharmacy Chain Co.,Ltd.	Food business license	Administration for Market Regulation of Jiulongpo District, Chongqing Municipal	From November 02, 2020 to November 01, 2025
Pusheng Pharmaceutical (Chongqing) Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Yuzhong District, Chongqing Municipal	Perpetual since April 28, 2021
Pusheng Pharmaceutical (Chongqing) Co., Ltd.	Medical business license	Chongqing Municipal Drug Administration	From June 16, 2021 to June 15, 2026
Pusheng Pharmaceutical (Chongqing) Co., Ltd.	Type II medical device business record certificate	Administration for Market Regulation of Yuzhong District, Chongqing Municipal	Perpetual since July 14, 2021
Chongqing Zhuoda Pharmaceutical Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Wanzhou District, Chongqing Municipal	Perpetual since May 5, 2009
Chongqing Zhuoda Pharmaceutical Co., Ltd.	Medical business License	Chongqing Municipal Drug Administration	From January 06, 2021 to January 05, 2026
Chongqing Zhuoda Pharmaceutical Co., Ltd.	Medical equipment business license	Administration for Market Regulation of Wanzhou District, Chongqing Municipal	August 27, 2020 to August 26, 2025
Chongqing Qianmei Medical Devices Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Wanzhou District, Chongqing Municipal	Perpetual since December 23, 2016
Chongqing Qianmei Medical Devices Co., Ltd.	Medical device business license	Administration for Market Regulation of Wanzhou District, Chongqing Municipal	From December 29, 2021 to December 28, 2026
Chaohu Zhongshan Minimally Invasive Hospital Co., Ltd.	Industrial and commercial business license	Chaohu Administration for Market Regulation	Perpetual since October 28, 2021
Chaohu Zhongshan Minimally Invasive Hospital Co., Ltd.	Practicing license of medical institution	Chaohu Municipal Health Commission	From March 26, 2021 to March 25, 2026

Chongqing Guoyitang Hospital Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Nan’an District, Chongqing Municipal	Perpetual since November 10, 2015
Chongqing Guoyitang Hospital Co., Ltd.	Practicing license of medical institution	Nan'an District Health and Health Commission of Chongqing	June 25, 2021 to October 11, 2025
Chongqing Huzhongtang Health Technology Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Nan’an District, Chongqing Municipal	Perpetual since November 25, 2015
Chongqing Huzhongtang Health Technology Co., Ltd.	Medical device business license	Administration for Market Regulation of Nan’an District, Chongqing Municipal	From April 01, 2021 to March 31, 2026
Boyi (Liaoning) Technology Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Liaoyang District	Perpetual since June 24, 202
Dalian Boyi Technology Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Zhongshan District, Dalian Municipal	Perpetual since January 07, 2020
Bimai Hospital Management (Chongqing) Group Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Yuzhong District, Chongqing Municipal	Perpetual since April 28, 2021
PUKUNG LIMITED	Certificate of Incorporation	Registrar of Companies, Hong Kong Special Administrative Region	From March 29, 2022 to March 28, 2023
Yunnan Yuxi Minkang Hospital Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Hongta District, Yuxi Municipal	Perpetual since June 14, 2002
Yunnan Yuxi Minkang Hospital Co., Ltd.	Practicing license of medical institution	Hongta District Health Bureau of Yuxi	From August 2, 2022 to August 1, 2027
Wuzhou Qiangsheng Hospital Co., Ltd.	Industrial and commercial business license	Wuzhou Municipal Bureau of Administrative Examination and Approval	From 5 July 2019 to 4 July 2049
Wuzhou Qiangsheng Hospital Co., Ltd.	Practicing license of medical institution	Changzhou District Health and Family Planning Bureau of Wuzhou	From January 14, 2019 to January 14, 2023
Suzhou Eurasian Hospital Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Yongqiao District, Suzhou Municipal	Perpetual since 22 July ,2015
Suzhou Eurasian Hospital Co., Ltd.	License to practice in a medical institution	Yongqiao District Health Committee of Suzhou	July 14, 2020 to July 13, 2025
Lasting Wisdom Holdings Limited	Certificate of Incorporation	British Virgin Islands	From June 01, 2022 to May 31, 2023
Beijing Xinrongxin Industrial Development Co., Ltd.	Industrial and commercial business license	Administration for Industry and Commerce of Chaoyang Branch, Beijing Municipal	Perpetual since May 30, 2018

If we or our PRC subsidiaries are found to be in violation of any existing or future PRC laws or regulations or fail to obtain or maintain any of the required permits, approvals or filings, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures. In addition, if we had inadvertently concluded that such approvals, permits, registrations or filings were not required, or if applicable laws, regulations or interpretations change in a way that requires us to obtain such approval, permits, registrations or filings in the future, we and our PRC subsidiaries may be unable to obtain such necessary approvals, permits, registrations or filings in a timely manner, or at all, and such approvals, permits, registrations or filings may be rescinded even if obtained. Any such circumstance may subject us to fines and other regulatory, civil or criminal liabilities, and we may be ordered by the competent government authorities to suspend relevant operations, which will materially and adversely affect our business operations.

Furthermore, we may be subject to regular inspections, examinations, inquiries or audits by regulatory authorities, and an adverse outcome of such inspections, examinations, inquiries or audits may result in the loss or nonrenewal of the relevant licenses and approvals. Moreover, the criteria used in reviewing applications for, or renewals of licenses and approvals may change from time to time, and there can be no assurance that we will be able to meet new criteria that may be imposed to obtain or renew the necessary licenses and approvals. Many of such licenses and approvals are material to the operation of our business, and if we fail to maintain or renew material licenses and approvals, our ability to conduct our business could be materially impaired and we may be forced to curtail some or all of our operations. If the interpretation or implementation of existing laws and regulations change, or new regulations come into effect, requiring us or our PRC subsidiaries to obtain any additional permits, licenses or certificates that were previously not required to operate our business, there can be no assurance that we or our PRC subsidiaries will successfully obtain such permits, licenses or certificates.

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

The Boqi Zhengji Acquisition and Subsequent Disposition

On October 14, 2019, as the initial step in our shift of focus from the energy sector to the healthcare business, we acquired Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Zhengji”), the operator of a pharmacy chain business in the PRC, by purchasing 100% of the equity interests of Lasting Wisdom Holdings Limited (“Lasting”), Boqi Zhengji’ s parent company. Lasting, through its wholly owned subsidiaries Pukung Limited (“Pukung”) and Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”), owned all the ownership interests in Boqi Zhengji. The purchase price for Boqi Zhengji consisted of RMB 40 million (approximately $5,655,709) and 300,000 shares of Common Stock. The 300,000 shares of Common Stock were issued to the sellers in October 2019. The cash consideration, which was subject to post-closing adjustments based on the performance of Boqi Zhengji, measured by its pharmacy club member headcount and gross profit in 2020, was not payable until 2021.

Shortly after the acquisition, the business of Boqi Zhengji was severely impacted by the spread of coronavirus, or COVID-19, and its revenues plummeted. On December 11, 2020, we entered into a Termination and Release Agreement (the “Release Agreement”) with the four individuals who sold Boqi Zhengji to us. We and the sellers confirmed that Boqi Zhengji’s performance targets as stipulated in the stock purchase agreement dated April 11, 2019 (as amended on February 6, 2020) would not be met, and therefore the sellers would not be eligible to receive the contingent RMB 40 million cash consideration or any other additional payment.

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

The Guanzan Acquisition

On February 1, 2020, we entered into a stock purchase agreement to acquire Chongqing Guanzan Technology Co. Ltd. (“Guanzan”), a company engaged in the distribution of medical devices and pharmaceuticals, based in Chongqing, the largest city in Southwest region of the PRC. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Guanzan and its majority owned subsidiary, Chonqing Shude Pharmaceutical Co. Ltd, (“Shude”) (together the “Guanzan Group”), for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 190,000 shares of Common Stock and the cash payment of RMB 80,000,000 (approximately $11,428,571). On March 18, 2020, we closed the Guanzan Group acquisition by delivering 190,000 shares of Common Stock. The cash consideration, was subject to post-closing adjustments based on the performance of the Guanzan Group in 2020 and 2021.

The rationale for the Guanzan Group acquisition was to further expand into the healthcare field by acquiring a medical devices and pharmaceuticals distribution business, in line with our expansion strategy which focuses on deeper penetration of the healthcare market in the Southwest region of China and achieving a wider footprint in the PRC. At the time of the acquisition, the Guanzan Group had strong sales capabilities in Chongqing, the largest city in the Southwest region of the PRC.

On November 20, 2020, the parties to the acquisition agreement entered into a Prepayment and Amendment Agreement (the “Prepayment Agreement”) in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020, providing for the prepayment of RMB 20,000,000 of the contingent cash consideration in the form of shares of Common Stock. On November 30, 2020, we issued 200,000 shares of Common Stock then valued at $3 million as the prepayment. On August 27, 2021, we issued 920,000 shares of Common Stock in full payment of the balance of the post-closing consideration for the acquisition of the Guanzan Group.

The Guoyitang Acquisition

On December 9, 2020, we entered into an agreement to acquire Chongqing Guoyitang Hospital (“Guoyitang”), the owner and operator of a private general hospital in Chongqing City, a city in Southwest China, with 50 hospital beds and 98 employees, including 14 doctors, 28 nurses, 43 other medical staff and 13 non-medical staff. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Guoyitang for RMB 100,000,000 (approximately $15,325,905) to be paid by the issuance of 400,000 shares of Common Stock and the payment of RMB 60,000,000 (approximately $9,195,543) in cash. The acquisition closed on February 2, 2021, at which time 400,000 shares of Common Stock were delivered to the sellers. The cash consideration of RMB 60,000,000 (approximately $9,195,543) was paid in December 2020. The balance of the purchase price of RMB 40,000,000 (approximately $6,097,560) was subject to post-closing adjustments based on the performance of Guoyitang in 2021 and 2022. For the year ended December 31, 2021,there was a performance failure of Guoyitang, accordingly the sellers are not eligible to receive any contingent payments.

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

On February 1, 2022, we entered into an amendment to the agreement providing for the reduction of the purchase price, including a retroactive 50% decrease in the closing cash payment, a 50% retroactive decrease in the deferred closing stock payment and a 50% reduction of the 2021 and 2022 performance targets. As a result of such amendment, the Seller agreed to return RMB 40,000,000 in cash to us in 2022 and 200,000 shares of Common Stock, which were previously delivered to the seller as part of the closing consideration for Zhongshan.

The Qiangsheng, Eurasia And Minkang Hospitals Acquisition

On April 9, 2021, we entered into a stock purchase agreement to acquire Wuzhou Qiangsheng Hospital (“Qiangsheng”), Suzhou Eurasia Hospital (“Eurasia”) and Yunnan Yuxi MinKang hospital (“Minkang”). Qiangsheng, Eurasia and Minkang are private hospitals in the Southern, Northern and Southwest region of China, respectively. Qiangsheng has 20 hospital beds and 63 employees, including 18 doctors, 17 nurses, 8 other medical staff and 20 non-medical staff. Eurasia has 12 hospital beds and 52 employees, including 12 doctors, 15 nurses, 7 other medical staff and 18 non-medical staff. Minkang has 126 hospital beds and 116 employees, including 24 doctors, 58 nurses, 12 other medical staff and 22 non-medical staff. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Qiangsheng, Eurasia and Minkang Hospitals for RMB 162,000,000 (approximately $24,827,927), to be paid by the issuance of 800,000 shares of Common Stock and the payment of RMB 84,000,000 in cash. The first payment of the cash consideration was RMB 20,000,000 (approximately $3,097,317). The second and third payments of the Cash Consideration of RMB 64,000,000 (approximately $9,911,416) are subject to post-closing adjustments based on the performance of Qiangsheng, Eurasia and Minkang in 2021 and 2022. The sellers can choose to receive the second and third payments in the form of shares of Common Stock valued at $15.00 per share or in cash. The transaction closed on May 6, 2021, at which time the 800,000 shares of Common Stock were issued. Cash consideration of RMB 20,000,000 was paid on December 1, 2021.

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

The closing of the Mali Hospital acquisition is expected to take place in the fourth quarter of 2022, subject to necessary regulatory approvals.

Segments

In 2021 we were engaged in four business segments, wholesale pharmaceuticals, wholesale medical devices, medical services and retail pharmacies. In 2020, we were engaged in three business segments, wholesale pharmaceuticals, wholesale medical devices and retail pharmacies.

Our Businesses

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

Our wholesale medical devices and pharmaceuticals business are operated by the Guanzan and to a lesser degree Zhuoda in Chongqing, the largest city in Southwestern PRC. to drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest region of China.

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

Wholesale Sales of Pharmaceuticals

Shude and Zhouda primarily distribute pharmaceuticals. Shude currently distributes approximately 300 varieties of products, including raw ingredients for pharmaceutical products, antibiotics, cardiovascular drugs and anti-obesity medicines. The majority of Shude’s customers are private pharmaceutical manufacturers and pharmaceutical wholesale companies in the PRC.

Zhuoda currently distributes approximately 100 products, including antibiotics and their preparations, proprietary Chinese herbal medicine, biochemical drugs and Chinese medicine, etc. The majority of its customers are private pharmaceutical manufacturers and pharmaceutical wholesale companies in the PRC.

On April 21, 2021, we incorporated Pusheng Pharmaceutical Co., Ltd. (“Pusheng”) in the PRC to manage our wholesale distribution of generic drugs. We use third party logistics services to transport our wholesale pharmaceutical products.

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

Regulatory Compliance

This section sets forth a summary of the most significant rules and regulations that affect our business activities in China.

Regulations on Foreign Investment

The Foreign Investment Law of the PRC (“Foreign Investment Law”) was formally adopted by the National People’s Congress on March 15, 2019 and became effective on January 1, 2020. The Foreign Investment Law is formulated to further expand opening-up, vigorously promote foreign investment and protect the legitimate rights and interests of foreign investors. According to the Foreign Investment Law, foreign investments are entitled to pre-entry national treatment and are subject to negative list management system. The pre-entry national treatment means that the treatment given to foreign investors and their investments at the stage of investment access is not lower than that of domestic investors and their investments. The negative list management system means that the state implements special administrative procedures for access of foreign investment in specific fields. Foreign investors shall not invest in any forbidden fields stipulated in the negative list and shall meet the conditions stipulated in the negative list before investing in any restricted fields.

Foreign investors’ investment, earnings and other legitimate rights and interests within the territory of China are protected in accordance with the law, and all national policies on supporting the development of enterprises shall equally apply to foreign-invested enterprises. The state guarantees that foreign-invested enterprises participate in the formulation of standards in an equal manner. The state guarantees that foreign-invested enterprises participate in government procurement activities through fair competition in accordance with the law. The State shall not expropriate any foreign investment except under special circumstances. In special circumstances, the state may levy or expropriate the investment of foreign investors in accordance with the law for the needs of the public interest. The expropriation and requisition shall be conducted in accordance with legal procedures and timely and reasonable compensation shall be given. In carrying out business activities, foreign-invested enterprises shall comply with relevant provisions on labor protection, social insurance, tax, accounting, foreign exchange and other matters stipulated in laws and regulations.

On December 19, 2020, the NDRC and the MOFCOM jointly promulgated the Measures on the Security Review of Foreign Investment, effective on January 18, 2021, which sets forth provisions concerning the security review mechanism on foreign investment, including the types of investments subject to review, review scopes and procedures, among others. The Office of the Working Mechanism of the Security Review of Foreign Investment (the “Office of the Working Mechanism”) will be established under the NDRC to carry out routine work of security review on foreign investment. Foreign investor or relevant parties in China must declare the security review to the Office of the Working Mechanism prior to (i) the investments in the military industry, military industrial supporting industry and other fields relating to the security of national defense, and investments in areas surrounding military facilities and military industry facilities; and (ii) investments in important agricultural products, important energy and resources, important equipment manufacturing, important infrastructure, important transport services, important cultural products and services, important information technology and internet products and services, important financial services, key technologies and other important fields relating to national security, and obtain control in the target enterprise. Control exists when the foreign investor (i) holds over 50% equity interests in the target, (ii) has voting rights that can materially impact on the resolutions of the board of directors or shareholders meeting of the target even when it holds less than 50% equity interests in the target, or (iii) has material impact on the target’s business decisions, human resources, accounting and technology, etc.

On December 26, 2019, the State Council promulgated the Implementation Regulations on the Foreign Investment Law, which came into effect on January 1, 2020, and it further requires that foreign-invested enterprises and domestic enterprises shall be treated equally with respect to policy making and implementation. Pursuant to the Implementation Regulations on the Foreign Investment Law, if the existing foreign-invested enterprises fail to change their original forms as of January 1, 2025, the relevant market regulation departments will not process other registration matters for the enterprises, and may disclose their relevant information to the public.

On December 30, 2019, the MOFCOM and the State Administration for Market Regulation jointly issued the Measures for Reporting of Foreign Investment Information, or the Foreign Investment Information Measures, which came into effect on January 1, 2020 and replaced the Interim Administrative Measures for the Record-filing of the Establishment and Modification of Foreign-invested Enterprises. Since January 1, 2020, for foreign investors carrying out investment activities directly or indirectly in the PRC, foreign investors or foreign-invested enterprises shall submit investment information through the Enterprise Registration System and the National Enterprise Credit Information Publicity System operated by the State Administration for Market Regulation. Foreign investors or foreign-invested enterprises shall disclose their investment information by submitting reports for their establishments, modifications and cancelations and their annual reports in accordance with the Foreign Investment Information Measures. If a foreign-invested enterprise investing in the PRC has finished submitting its reports for its establishment, modifications and cancelation and its annual reports, the relevant information will be shared by the competent market regulation department to the competent commercial department, and does not require such foreign-invested enterprise to submit the reports separately.

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

Regulation of Overseas Listings.

On August 8, 2006, six PRC regulatory agencies, including the CSRC and MOFCOM jointly promulgated the “Rules on the Mergers and Acquisition of Domestic Enterprises by Foreign Investors,” which became effective on September 8, 2006, and was further amended on June 22, 2009, or the M&A Rules. Among other things, the M&A Rules include provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement to various types of transactions, including those which involve the use of variable interest entity agreements.

In addition, according to the Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors issued by the General Office of the State Council on February 3, 2011 and which became effective on March 4, 2011, the Rules on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors issued by the MOFCOM on August 25, 2011 and which became effective on September 1, 2011, mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the regulations prohibit any activities attempting to bypass such security review, including by structuring the transaction through a proxy or contractual control arrangement.

On December 24, 2021, the CSRC issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), or the Draft Overseas Listing Administration Provisions, and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), or the Draft Overseas Listing Filing Measures, which are open for public comments until January 23, 2022.

The Draft Overseas Listing Administration Provisions, if adopted in its current form, will comprehensively improve and reform the existing regulatory regime for overseas offering and listing of PRC domestic companies’ securities, and will regulate both direct and indirect overseas offering and listing of PRC domestic companies’ securities by adopting a filing-based regulatory regime. According to the draft regulations, PRC domestic companies that seek to offer and list securities in overseas markets, either in direct or indirect means, are required to fulfill the filing procedure with the CSRC and report relevant information. Overseas offerings and listings that are prohibited by specific laws and regulations, constitute threat to or endanger national security, involve material ownership disputes, the PRC domestic companies, their controlling shareholder or actual controller involving in certain criminal offence, or directors, supervisors and senior management of the issuer involving in certain criminal offence or administrative penalties, among other circumstances, are explicitly forbidden. As implementation rules, the Draft Overseas Listing Filing Measures specifies the filing requirement and procedures. The Draft Overseas Listing Filing Measures provides that if the issuer meets the following criteria, the overseas securities offering and listing conducted by such issuer will be deemed as indirect overseas offering by PRC domestic companies: (i) any of the revenue, net profit, total assets or net assets of the domestic companies accounted for more than 50% of the respective audited revenue, net profit, total assets or net assets of the issuer within the latest fiscal year; (ii) a majority of the officers responsible for management of the issuer are PRC citizens or have their usual place of residence located in mainland China, the issuer’s main place of operation is within mainland China. It is unclear based on the Draft Overseas Listing Filing Measures whether either or both of the above criteria need to be satisfied. Where an issuer makes an application for initial public offering to competent overseas regulators, the issuer must submit to the CSRC filing documents within three working days after such application is submitted. The Draft Overseas Listing Filing Measures also requires subsequent report to the CSRC on material events, such as material change in principal business and change of control.

As of the date of this annual report, the Draft Overseas Listing Administration Provisions and the Draft Overseas Listing Filing Measures were released for public comments only and the final version and effective date of such regulations are subject to change with substantial uncertainty.

Regulations on Anti-Monopoly

The Anti-Monopoly Law promulgated by the Standing Committee of the National People’s Congress which became effective on August 1, 2008 and the Interim Provisions on the Review of Concentrations of Undertakings promulgated by the SAMR which became effective on December 1, 2020 require that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the SAMR before they can be completed. Where the participation in concentration of undertakings by way of foreign-funded merger and acquisition of domestic enterprises or any other method which involves national security, the examination of concentration of undertakings shall be carried out pursuant to the provisions of this law and examination of national security shall be carried out pursuant to the relevant provisions of the state. Failure to comply with above regulations may result in an order to stop concentration, dispose the shares/assets or transfer the operation within a stipulated period, or adopt other necessary measures to reinstate the preconcentration status, or fines.

On October 23, 2021, the SCNPC issued a draft of the amended Anti-Monopoly Law for public comments. On June 24, 2022, the Decision of the Standing Committee of the National People’s Congress on Revising the Anti-monopoly Law of the People’s Republic of China, or the Revised Anti-monopoly Law was released, which will be effective on August 1, 2022. According to the Revised Anti-monopoly Law, the fines for illegal concentration of business operators have been increased to no more than ten percent of its last year’s sales revenue if the concentration of business operator has or may have an effect of excluding or limiting competitions; or a fine of up to RMB5 million if the concentration of business operator does not have an effect of excluding or limiting competition. The Revised Anti-monopoly Law also stipulates that the relevant authority shall investigate a transaction where there is any evidence that the concentration has or may have the effect of eliminating or restricting competitions, even if such concentration does not reach the filing threshold. And in order to adapt the Revised Anti-monopoly Law, on June 27, 2022, the SAMR issued a Discussion Draft of the Provisions on Prohibition of the Abuse of Market Dominance. As of the date of this annual report, the Discussion Draft of the Provisions on Prohibition of the Abuse of Market Dominance was released for public comments only and the final version and effective date of such regulations are subject to substantial uncertainty.

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

Advertising Regulation

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

Regulations on Employment and Social Welfare

According to the Labor Contract Law of the People’s Republic of China, or the Labor Contract Law, promulgated by the SCNPC on June 29, 2007 and amended on December 28, 2012, and the Implementation Rules of the Labor Contract Law of the People’s Republic of China, or the Implementation Rules of the Labor Contract Law, promulgated by the State Council on September 18, 2008, a written employment contract shall be concluded in the establishment of an employment relationship. If an employer fails to enter into a written employment contract with an employee within one year from the date on which the employment relationship is established, the employer must rectify the situation by entering into a written employment contract with the employee and pay the employee twice the employee’s salary for the period from the day following the lapse of one month from the date of establishment of the employment relationship to the day prior to the execution of the written employment contract. The Labor Contract Law and its implementation rules also require compensation to be paid upon certain terminations. In addition, if an employer intends to enforce a noncompete provision in an employment contract or noncompetition agreement with an employee, it has to compensate the employee on a monthly basis during the term of the restriction period after the termination or expiry of the labor contract. Employers in most cases are also required to provide severance payment to their employees after their employment relationships are terminated.

Pursuant to the Social Insurance Law of the People’s Republic of China, which was promulgated by the SCNPC on October 28, 2010, effective on July 1, 2011 and last amended on December 29, 2018, the Interim Regulations on the Collection of Social Insurance Fees, issued by the State Council on January 22, 1999 and last amended on March 24, 2019, and the Regulations on the Administration of Housing Provident Funds, issued by the State Council on April 3, 1999 and last amended on March 24, 2019, enterprises in China are required to participate in certain employee benefit plans, including social insurance funds, namely a pension plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan and a maternity insurance plan, and a housing provident fund, and contribute to the plans or funds in amounts equal to certain percentages of salaries, including bonuses and allowances, of the employees as specified by the local government from time to time at locations where they operate their businesses or where they are located.

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

Risks Related to Our Business

●	There are doubts about our company’s ability to continue as a going concern.

●	We have had a history of losses and our ability to grow sales and achieve profitability are unpredictable.

●	We have a substantial amount of existing debt, which may restrict our financing and operating flexibility and have other adverse consequences; defaults could have a material adverse effect on our business, financial condition, results of operations and cash flows.

●	We failed to realize any financial benefits from most of our recent acquisitions and may be unable to realize any benefits from any other future transactions.

●	The impairment of intangible assets and goodwill arising from our acquisitions could continue to negatively impact affect our net income and shareholders’ equity

●	Raising additional capital will be difficult and may cause dilution to our shareholders and restrict our operations.

●	The recent COVID-19 pandemic had a material adverse effect on our business operations, results of operations, cash flows and financial position during 2021.

●	Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

●	Breaches of network or information technology security could have an adverse effect on our business.

●	If we fail to implement effective internal controls required by the Sarbanes-Oxley Act of 2002, or remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our Common Stock.

●	Violations of anti-bribery, anti-corruption and/or international trade laws to which we are subject could have a material adverse effect on our business operations, financial position, and results of operations.

●	Increasing scrutiny and changing expectations from investors, lenders, customers and other market participants with respect to our Environmental, Social and Governance, or ESG, policies may impose additional costs on us or expose us to additional risks.

●	Our business is subject to the risks of earthquakes, fire, power outages, floods, health epidemics and other catastrophic events and to interruption by manmade problems such as terrorism.

Risks Relating to our Wholesale Operations

●	Failure to maintain relationships with our customers or to otherwise expand our distribution network would materially and adversely affect our business.

●	Our wholesale pharmaceutical business operates without the support of manufacturing capability and is at a significant disadvantage.

Risks Relating to Our Pharmacy Business

●	We may be subject to fines and penalties if we fail to comply with the applicable PRC laws and regulations governing sales of medicines under China’s National Medical Insurance Program.

●	We may not be able to maintain proper inventory levels for our pharmacy stores.

●	Certain risks are inherent in providing pharmacy services and we do not maintain professional liability and errors and omissions liability insurance.

Risks Related to Our Newly Acquired Hospitals

●	Our newly acquired hospitals derive a significant portion of revenue by providing healthcare services to patients with public medical insurance coverage; any delayed payment under China’s public medical insurance programs could affect our results of operations.

●	Our hospitals could become the subject of patient complaints, claims and legal proceedings in the course of their operations, which could result in costs and materially and adversely affect our brand image, reputation and results of operations.

●	If we fail to properly manage the employment of the physicians and other medical professionals of our hospitals, we may be subject to penalties against these hospitals, which could materially and adversely affect our business and results of operations.

●	Our performance depends on our ability to recruit and retain skilled physicians.

●	As a provider of medical services, we are exposed to inherent risks relating to malpractice claims.

●	Regulatory pricing controls may affect the pricing of our hospitals.

Risks Related to Our Human Capital

●	We may be unable to attract, hire, and retain a highly qualified workforce, including key management.

●	We substantially depend on a few key personnel who, if not retained, could cause declines in productivity and operational results and loss of our strategic guidance, all of which would diminish our business prospects and value to investors.

Risk Related to Doing Business in China

●	Changes in the political and economic policies of the PRC government or in relations between China and the United States or other governments may materially and adversely affect our business, financial condition, and results of operations and may result in our inability to sustain our growth and expansion strategies.

●	Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.\

●	Our shares may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021. Pending legislation would reduce the number of consecutive non-inspection years required for triggering the prohibitions from three years to two.

●	The potential enactment of the Accelerating Holding Foreign Companies Accountable Act or the America COMPETES Act would decrease the number of non-inspection years from three years to two, thus reducing the time period before our Common Stock may be prohibited from over-the-counter trading or delisted.

●	The approval of, or filing or other procedures with, the CSRC or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to obtain such approval or complete such filing or other procedures.

●	Our retail, wholesale operations, pharmacies and newly acquired hospitals require a number of permits and licenses in order to carry on their business.

●	If we do not maintain the privacy and security of sensitive patient, customer and business information, we could damage our reputation, incur substantial additional costs and become subject to litigation; We may become subject to cybersecurity review.

●	The impact of China’s regulatory reforms is unpredictable.

●	The PRC government’s significant oversight over our China-based operating subsidiaries could result in a material adverse change in their operations and in the value of our Common Stock.

●	Uncertainties with respect to the PRC legal system and the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us or result in a material adverse change to our subsidiaries’ business operations, and damage our and our subsidiaries’ reputation, which would materially and adversely affect our financial condition and results of operations and cause our Common Stock to significantly decline in value or become worthless.

●	The PRC government may intervene or influence our subsidiaries’ business operations at any time, which could result in a material change in their business operations or the value of our investment in such subsidiaries.

●	We have limited business insurance coverage in China.

●	We may suffer currency exchange losses if the RMB depreciates relative to the US Dollar.

●	Governmental control of currency conversion may affect the value of your investment.

●	Labor laws in the PRC may adversely affect our operations.

●	It may be difficult to enforce any civil judgments against us or our board of directors or officers because all of our operating and/or fixed assets are located in the PRC..

●	Because our assets are located overseas, shareholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

Risks Related to Our Company’s Common Stock

●	We will need to raise additional capital that will likely cause dilution to our shareholders.

●	The trading volume of our Common Stock has fluctuated from time to time, which may make it difficult for investors to sell their shares at times and prices that investors feel are appropriate.

●	The Nasdaq Capital Market imposes listing standards on our Common Stock that we may not be able to fulfill, thereby leading to a possible delisting of our Common Stock.

●	We believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

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

We failed to realize any financial benefits from most of our recent acquisitions and may be unable to realize any benefits from any other future transactions.

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

Our recently acquired hospitals compete with larger and more established state-owned and private hospitals. We may not be able to effectively compete against these hospitals because they have financial and other resources that are superior to ours and may be able to attract new patients more easily.

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

The Delaware General Corporation law and our bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We currently do not have any directors and officers’ liability insurance. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations. Any payment in respect of these indemnification rights could have an adverse effect on our business, financial condition, results of operations and profitability.

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

For example, in July 2021, the PRC government provided guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities (“VIEs”). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. On December 24, 2021, the CSRC released the Provisions of the State Council on the Administration of Domestic Companies Offering Securities for Overseas Listing (Revision Draft for Comments) (the Draft Provisions) and the Administrative Measures for the Filing of Domestic Companies Seeking Overseas Securities Offering and Listing (the Filing Measures, or collectively, the Draft Overseas Listing Regulations) for public comment. According to the Draft Overseas Listing Regulations, where Chinese companies that have directly or indirectly listed securities in overseas markets conduct follow-on offering in overseas markets, they shall fulfill the filing procedures with and report relevant information to the CSRC. If we are deemed as an indirect overseas listed Chinese company but fail to complete the filing procedures with the CSRC for any of our follow-on offerings or fell within any of the circumstances where our follow-on offering is prohibited by the State Council, our offering application may be suspended and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. The Draft Overseas Listing Regulations were released only for soliciting public comments at this stage and their provisions and anticipated adoption or effective date are subject to changes and thus their interpretation and implementation remain substantially uncertain. We are currently evaluating the implications and potential impact of the Draft Overseas Listing Regulations and will continue to closely monitor the development and implementation of the Draft Overseas Listing Regulations. Although we do not have a VIE structure, any future PRC, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with extensive operations in China could adversely affect our business and results of operations. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer our Common Stock to investors, and could cause the value of our Common Stock to significantly decline or become worthless. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, our business in China and United States may also be adversely affected.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are currently conducted in the PRC, under the jurisdiction of the PRC government. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources.

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

While we understand there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that we will continue to be able to comply with requirements imposed by U.S. regulators or Nasdaq. Delisting of our Common Stock would force holders of shares of our Common Stock to sell their Common Stock. The market price of our Common Stock could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the U.S., regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance. The delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of an investment in our shares. Additionally, the inability of the PCAOB to conduct adequate inspections would deprive our shareholders of the benefits of such inspections.

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

The approval of, or filing or other procedures with, the CSRC or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to obtain such approval or complete such filing or other procedures.

Pursuant to the Opinions on Intensifying Crack Down on Illegal Securities Activities, Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities outside of China, and update the existing laws and regulations related to data security, cross-border data flow, and administration of classified information. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we or our PRC subsidiaries will be required to obtain permission from the PRC government to offer securities on the NASDAQ Capital Market in the future, and even when such permission is required, whether it will be denied or rescinded.

Furthermore, on December 24, 2021, the CSRC promulgated the Draft Overseas Listing Rules, which, among others, require certain companies to make filings for offerings and listing in the stock markets outside of China if such companies meet the criteria set forth in the Draft Overseas Listing Rules. As the Draft Overseas Listing Rules were released only for public comment, the final version and the effective date thereof may be subject to change with substantial uncertainty. According to Relevant Officials of the CSRC Answered Reporter Questions (“CSRC Answers”), after the Draft Overseas Listing Regulations are implemented, the CSRC will formulate and issue guidance for filing procedures. This is an ongoing process that is expected to take some time to become effective. Since the Draft Overseas Listing Regulations have not yet come into effect, we are currently unaffected.

Additionally, according to the CSRC Answers, only new initial public offerings and follow-on offerings by Chinese companies listed outside the PRC will be required to go through the filing process...After the effectiveness of the Draft Overseas Listing Regulations, we may have to go through the filing process for any follow-on offerings we conduct on the NASDAQ Capital Market. If this were to happen, we would expect to be given a sufficient transition period to complete these filings. If the Draft Overseas Listing Regulations is adopted as currently proposed, and if we fail to complete a filing with the CSRC for any of our follow-on offerings or fall within any of the circumstances where our follow-on offerings are prohibited by the State Council, our offering application may be discontinued and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. In severe circumstances, the business of our PRC subsidiaries could be suspended and their business qualifications and licenses may be revoked, which would have a material adverse effect on our business, financial condition, and results of operations.

PRC regulations on loans and direct investments by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC subsidiaries.

As an offshore holding company of our PRC subsidiaries, we may make loans to our PRC subsidiaries, or we may make additional capital contributions to our PRC subsidiaries. Such loans to our PRC subsidiaries in China and capital contributions are subject to PRC regulations and approvals or filing. For example, loans by us to our PRC subsidiaries cannot exceed statutory limits and must be registered with SAFE or its local branch. Information about capital contributions to our PRC subsidiaries must be filed with the PRC Ministry of Commerce or its local counterpart. In addition, the PRC government also restricts the convertibility of foreign currencies into Renminbi and use of the proceeds. On March 30, 2015, SAFE promulgated Circular 19, which took effect and replaced certain previous SAFE regulations from June 1, 2015. SAFE further promulgated Circular 16, effective on June 9, 2016, which, among other things, amend certain provisions of Circular 19. According to SAFE Circular 19 and SAFE Circular 16, the flow and use of the Renminbi capital converted from foreign currency denominated registered capital of a foreign-invested company is regulated such that Renminbi capital may not be used for business beyond its business scope or to provide loans to persons other than affiliates unless otherwise permitted under its business scope. On October 23, 2019, SAFE promulgated Circular 28, which stipulates that non-investment foreign-funded enterprises are allowed to make domestic equity investment with their capital funds on the premise that the Negative List is not violated and the projects invested thereby in China are true and compliant. Violations of the applicable circulars and rules may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Regulations. If our variable interest entity requires financial support from us or our wholly owned subsidiaries in the future and we find it necessary to use foreign currency-denominated capital to provide such financial support, our ability to fund our variable interest entity’s operations will be subject to statutory limits and restrictions, including those described above. The Circular Regarding Further Optimizing the Cross-border RMB Policy to Support the Stabilization of Foreign Trade and Foreign Investment jointly promulgated by the PBOC, NDRC, the Ministry of Commerce, the State-owned Assets Supervision and Administration Commission of the State Council, the China Banking and Insurance Regulatory Commission and SAFE on December 31, 2020 and effective on February 4, 2021 allows the non-investment foreign-invested enterprises to make domestic reinvestment with RMB capital in accordance with the law on the premise that they comply with prevailing regulations and the invested projects in China are authentic and compliant. In addition, if a foreign-invested enterprise uses RMB income under capital accounts to conduct domestic reinvestment, the invested enterprise is not required to open a special deposit account for RMB capital.

The applicable foreign exchange circulars and rules may significantly limit our ability to convert, transfer and use the net proceeds from our initial public offering and the concurrent private placement of convertible notes or any offering of additional equity securities in China, which may adversely affect our business, financial condition and results of operations. As the foreign exchange related regulatory regime and practice are complex and still evolving and involve many uncertainties, we cannot assure you that we have complied or will be able to comply with all applicable foreign exchange circulars and rules, or that we will be able to complete the necessary government registrations or filings on a timely basis, if at all, with respect to future loans by us to our PRC subsidiaries or with respect to future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or filings, our ability to contribute additional capital to fund our PRC operations may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.

Our retail, wholesale operations, pharmacies and newly acquired hospitals require a number of permits and licenses in order to carry on their business.

We are required to obtain certain permits and licenses from various PRC governmental authorities to operate our businesses. We are subject to a number of regulations pertaining to the licensing of our wholesale business, retail pharmacies, and the licensing, conduct and number of medical professionals. We cannot provide any assurance that we can maintain all required licenses, permits and certifications to carry on our business at all times. Moreover, these licenses, permits and certifications are subject to periodic renewal and/or reassessment by the relevant PRC governmental authorities and the standards of such renewal or reassessment may change from time to time. We intend to apply for renewal of these licenses, permits and certifications when required by applicable laws and regulations. Any failure by us to obtain and maintain all licenses, permits and certifications necessary to carry on our business at any time could have a material adverse effect on our business, financial condition and results of operations. In addition, any inability to renew any of these licenses, permits and certifications could severely disrupt our business, and prevent us from continuing to carry on our business. Any changes in the standards used by governmental authorities in considering whether to renew or reassess our business licenses, permits and certifications, as well as any enactment of new regulations that may restrict the conduct of our business, may also decrease our revenue and/or increase our costs, materially reducing our profitability and prospects. Furthermore, if the interpretation or implementation of existing laws and regulations changes or if new regulations come into effect requiring us to obtain any additional licenses, permits or certifications that were previously not required to operate our existing businesses, we cannot provide assurance that we can successfully obtain such licenses, permits or certifications. We believe our PRC subsidiaries have obtained all applicable licenses and permits which are material to our business operations in China.

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

If we do not maintain the privacy and security of sensitive patient, customer and business information, we could damage our reputation, incur substantial additional costs and become subject to litigation; We may become subject to cybersecurity review.

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

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the PRC Data Security Law, which went into effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

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

On December 28, 2021, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on February 15, 2022. According to the Cybersecurity Review Measures, the procurement of any network product or service by an operator of critical information infrastructure or the conducting of data processing activities by a network platform operator, that affects or may affect national security, will be subject to a cybersecurity review.. A network platform operator that possess personal information of more than one million users must apply to the Cybersecurity Review Office set up under the CAC for a cybersecurity review when it seeks to list overseas.

Based on the opinion of our PRC counsel, we do not expect that the current PRC laws on cybersecurity or data security will have a material adverse impact on our business operations. However, as there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we could be subject to cybersecurity review, and if so, we may not be able to pass such review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have material adverse effect on our business, financial condition or results of operations. As of the date of this report, we have not been involved in any investigations on cybersecurity review initiated by the Cyber Administration of China or related governmental regulatory authorities, and we have not received any inquiry, notice, warning, or sanction in such respect. We believe that we are in compliance with the aforementioned regulations and policies that have been issued by the Cyber Administration of China.

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

The PRC government’s significant oversight over our China-based operating subsidiaries could result in a material adverse change in their operations and in the value of our Common Stock.

Our business is conducted through our operating subsidiaries in China, whose operations are governed by PRC law and regulations. The PRC government has significant oversight over the conduct of our subsidiaries and it regulates and may intervene in their operations. which could result in a material adverse change in the subsidiaries’ business operations and or the value of our Common Stock. Also, the PRC government has recently indicated an intent to exert more oversight over offerings that are conducted overseas and: or foreign investment in China-based issuers. Any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. In addition, implementation of industry-wide regulations directly targeting our subsidiaries’· operations could cause our securities to significantly decline in value or become worthless. Therefore. investors in our company face potential uncertainty from actions taken by the PRC government affecting the business of our subsidiaries.

Uncertainties with respect to the PRC legal system and the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us or result in a material adverse change to our subsidiaries’ business operations, and damage our and our subsidiaries’ reputation, which would materially and adversely affect our financial condition and results of operations and cause our Common Stock to significantly decline in value or become worthless.

The PRC legal system is based on written statutes, and court decisions have limited precedential value. The PRC legal system is evolving rapidly and PRC laws, regulations. and rules may change quickly with little or no advance notice. The interpretations of many PRC laws, regulations. and rules are done inconsistently, subjecting the enforcement of the same to a great deal of uncertainties. From time to time. we or our subsidiaries may have to resort to court and administrative proceedings to enforce legal rights. However. since the administrative authorities in China have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of a judicial or administrative proceeding in China than in more developed legal systems. Furthermore. the PRC legal system is, in part. based on government policies and internal rules. some of which are not published in a timely manner. or at all. but which may have retroactive effect. As a result, we or our subsidiaries may not always be aware of an instance of violation of these policies and rules even after its occurrence. Such unpredictability towards our contractual. property and procedural rights could adversely affect our subsidiaries’ business and impede our ability to continue their operations.

Laws and regulations concerning our industries are also developing and evolving in China and the PRC governmental authorities may further promulgate new laws and regulations regulating our industries and other businesses that our subsidiaries have our affiliated entities engaged in or that we or they may further expand into in the future. Although we and our subsidiaries have taken measures to comply with and to avoid violation of applicable laws and regulations, we cannot assure you that our subsidiaries’ business practices are and will remain in full compliance with applicable PRC laws and regulations.

The PRC government may intervene or influence our subsidiaries’ business operations at any time, which could result in a material change in their business operations or the value of our investment in such subsidiaries.

We do not conduct any business operations. our business operations are conducted through our subsidiaries in the PRC, which subject our subsidiaries and us to certain laws and regulations in China. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation. environmental regulations. land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations These regulations may be interpreted and applied inconsistently by different agencies or authorities. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. and such compliance or any associated inquiries or investigations or any other government actions may:

●	delay or impede our development;

●	result in negative publicity or increase our operating costs:

●	require significant management time and attention: and

●	subject us and our subsidiaries to remedies. administrative penalties and even criminal liabilities that may harm our subsidiaries’ business, including fines assessed for our current or historical operations. or demands or orders that they modify or even cease their business practices.

Government actions in the future. including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof. and could require us to divest ourselves of any interest we then hold in our Chinese subsidiaries.

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

It may be difficult to enforce any civil judgments against us or our board of directors or officers because all of our operating and/or fixed assets are located in the PRC.

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

At the date of the most recent annual goodwill impairment test, all the reporting units’ fair value were either equal to or slightly higher than the their carrying values. None of the reporting units’ fair values were substantially in excess of their carrying values. The fair value of the goodwill associated with each of the Guanzan Group (which covers the wholesale pharmaceutical, wholesale medical devices and the Lijiantang Pharmacies segments) and the medical services segment (consisting of Guoyitang, Zhongshan and the Qiangsheng, Eurasia and Minkang hospitals), were equal to their carrying value after their last impairment test and the fair value of the goodwill for Zhuoda only exceeded its carrying value by approximately 5.62%. Accordingly, the goodwill associated with Zhuoda, Guanzan Group, Guoyitang, Zhongshan and Qiangsheng, Eurasia and Minkang are considered at risk for impairment in future periods.

The fair value of a reporting unit is based on discounted estimated future income statement. The assumptions used to estimate fair value include management’s estimates of future growth rates, operating revenue, and discount rates. We disclose the methodology used to determine the fair values of our reporting units for our annual impairment review as using the income approach.

All of our reporting units share similar characteristics due to the nature of their businesses and operating model. As a result, the methodology used to determine fair value and the key estimates and assumptions used in our annual goodwill review are consistent for all of our reporting units.

Our key assumptions used includes revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates, other assumptions deemed reasonable by the management and relevant comparable to similar industry.

We believe that the estimates and assumptions made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, changes in regulatory developments, changes in category growth rates as a result of changing consumer preferences, loss of key personnel, the disposition of a significant portion of a reporting unit and competitive activity or a slower or weaker economic recovery than currently estimated by management could have a significant impact on the assumption and estimation in calculating the fair value of our reporting units and could result in an impairment charge in the future.

Potential events and changes in circumstances that could reasonably be expected to negatively affect the key assumptions are general economic conditions, regulatory developments, changes in category growth rates as a result of changing consumer preferences, loss of key personnel, the disposition of a significant portion of a reporting unit and competitive activity.

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

On February 2, 2022, we announced a 1-for-5 reverse split of our Common Stock, which began to trade on Nasdaq Capital Market on February 3, 2022, on a split adjusted basis.

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

Operating expenses were $12,703,345 for the year ended December 31, 2021 compared to $6,255,098 for the year ended December 31, 2020, an increase of $6,207,182, or 99%. The reason is the increase in salary and selling expenses for the year ended December 31,2021. The increase of selling expenses is mainly due to the acquisitions of the Guoyitang, Qiangsheng, Eurasia and Minkang hospitals in 2021.Operating expenses for the year ended December 31, 2021 consisted mainly of salary and employee benefits in the amount of $2,273,313, amortization of the convertible notes in the amount of $1,977,401, selling expenses in the amount of $3,180,252, depreciation and amortization expense of $244,116, audit fees of $543,299, and other professional service fees in the amount of $906,852.

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

long-term loans

Guanzan borrowed $76,317 from We Bank on December 26, 2020, for a term of two years, with an interest rate of 13.68%. Guanzan borrowed $81,941 from We Bank on July 24,2021, for a term of two years, with an interest rate of 13.68Guanzan borrowed $55,343 from Huaneng Guicheng Trust Co., LTD on October 7, 2021, which is due on September 26,2023, with an interest rate of 12.96%. Guanzan borrowed $87,143 from Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd. on February 25, 2021, which is due on February 24, 2024, with an interest rate of 8.00%. Shude borrowed $37,250 and $7,450 from We Bank on December 10, 2020, which are due on December 10, 2022, with an interest rate of 10.80%. Shude borrowed $2,483 from We Bank on December 10, 2020, which is due on December 2, 2022, with an interest rate of 8.64%. Shude borrowed $24,958 from We Bank on January 5, 2021, which is due on January 2, 2023, with an interest rate of 12.24%. Shude borrowed $30,893 on December 3, 2020 from Standard Chartered Bank, for a term of two years, with an interest rate of 12.35%. Zhuoda borrowed $142,792 from Minsheng Bank on May 10, 2022, which is due on May 9, 2024, for a term of two years, with an interest rate of 14.58%.

As of December 31, 2021, the total short-term and long- term debt of our operating subsidiaries in the PRC were $1,799,394 and $538,006, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned.

BIMI INTERNATIONAL MEDICAL INC.

By:	/s/ TIEWEI SONG
Tiewei Song
Chief Executive Officer

Dated: August 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Tiewei Song	Director and Chief Executive Officer	August 31, 2022
Tiewei Song	(Principal Executive Officer),

/s/ Fnu Oudom	Director; Chairman of the Board	August 31, 2022
Fnu Oudom

/s/Mia Kuang Ching	Director	August 31, 2022
Mia Kuang Ching

/s/ Xiaoping Wang	Director	August 31, 2022
Xiaoping Wang

/s/ Sammi Ean Seok Ang	Director	August 31, 2022
Sammi Ean Seok Ang

/s/ Timothy H. Safransky	Director	August 31, 2022
Timothy H. Safransky

/s/ Barry I. Regenstein	Director	August 31, 2022
Barry I. Regenstein

/s/Baiqun Zhong	Interim Chief Financial Officer	August 31, 2022
Baiqun Zhong	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155).

3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155)

3.3	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009

3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, dated September 16, 2010

3.5	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 18, 2019

3.6	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)

4.1	Description of Securities Registered Under Section 12 of the Exchange Act	Incorporated by reference from the Company’s Annual Report on Form 10-K for year December 31, 2019

10.1	Executive Employment Agreement (Song, Tiewei) dated October 1, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 4, 2019

10.2	Form of Securities Purchase Agreement dated May 18, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.3	Form of Secured Convertible Promissory Note dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.4	Form of Warrant dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020.

10.5	Form of Shareholder Pledge Agreement dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.6	Form of Voting Agreement dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.7	Form of Registration Rights Agreement dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.8	Prepayment and Amendment Agreement dated November 20, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 24, 2020

10.9	Form of Waiver with respect to Registration Rights under the Securities Purchase Agreement of May 18, 2020, dated November 23, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 25, 2020

10.10	Stock Purchase Agreement dated December 7, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 9, 2020

10.11	Stock Purchase Agreement dated December 11, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2020

10.12	Stock Purchase Agreement dated December 14, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2020

10.13	Stock Purchase Agreement dated December 15, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 16, 2020

10.14	Amendment to Stock Purchase Agreement dated February 24, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 24, 2021

10.15	Stock Purchase Agreement dated April 9, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 13, 2021

10.16	Stock Purchase Agreement dated April 16, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 22, 2021

10.17	Stock Purchase Agreement dated September 10, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 14, 2021

10.18	Executive Employment Agreement (Song, Tiewei) dated October 28, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 1, 2021

10.19	Form of Secured Convertible Promissory Note dated November 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 18, 2021

10.20	Form of Warrant dated November 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 18, 2021

10.21	Form of Registration Rights Agreement dated November 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 18, 2021

	Amendments to three Stock Purchase Agreements dated December 17, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 17, 2021

10.22	Stock Purchase Agreement dated December 20, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 22, 2021

	Employment Agreement (Wang, Xiaoping) dated January 27, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 31, 2022

10.23	Employment Agreement (Zhong, Baiqun) dated January 27, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 31, 2022

10.24	Amendment No. 3 to the Stock Purchase Agreement and Settlement Agreement dated February 1, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 3, 2022

14.1	Code of Ethics of the Registrant	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 30, 2018

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Goodwill – Refer to Note 4,5,6,7,8 and 19

Critical Audit Matter Description

As described in Notes 4,5,6,7,8 and 19 to the consolidated financial statements, the Company acquired the Guanzan Group in 2020 and acquired the Guoyitang Hospital, the Zhongshan Hospital, the Qiangsheng, Eurasia and Minkang Hospitals and Zhuoda in 2021. The goodwill associated with the acquisition of: (i) Guanzan of $6,686,053; (ii) Guoyitang of $7,154,393; (iii) Zhongshan of $10,443,494, (iv) Minkang, Qiangsheng and Eurasia of $9,067,529 and (v) Zhuoda of $924,740, were initially recognized at the acquisition closing date.

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

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2020.

Singapore

April 15, 2022, except for Note 3 Inventories, Goodwill and Revenue recognition, Note 4 ,8,20 as to which the date is August 31, 2022

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$4,797,849	$135,309
Accounts receivable, net	7,005,442	6,686,552
Advances to suppliers	3,163,836	2,693,325
Amount due from related parties	622,554	-
Inventories, net	2,639,883	735,351
Prepayments and other receivables	2,930,083	14,880,526
Operating lease-right of use assets	-	53,425
Total current assets	21,159,647	25,184,488

NON-CURRENT ASSETS
Deferred tax assets	207,549	193,211
Property, plant and equipment, net	3,521,401	910,208
Intangible assets, net	18,039	-
Operating lease-right of use assets	4,845,509	-
Goodwill	8,376,217	6,914,232
Total non-current assets	16,968,715	8,017,651

TOTAL ASSETS	$38,128,362	$33,202,139

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$1,799,394	$904,228
Long-term loans due within one year	369,187	34,201
Convertible promissory notes, net	5,211,160	3,328,447
Accounts payable, trade	7,339,210	5,852,050
Advances from customers	1,943,028	194,086
Amount due to related parties	730,285	226,514
Taxes payable	662,777	773,649
Other payables and accrued liabilities	3,082,917	4,228,976
Lease liability-current	954,182	23,063
Total current liabilities	22,092,140	15,565,214

NON-CURRENT LIABILITIES
Lease liability-non current	4,161,789	22,457
Long-term loans - non-current	538,006	720,997
Total non-current liabilities	4,699,795	743,454

TOTAL LIABILITIES	26,791,935	16,308,668

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized; 8,502,222 and 2,650,917 shares issued and outstanding as of December 31, 2021 and 2020, respectively *	8,502	2,651
Additional paid-in capital	55,220,130	26,355,523
Statutory reserves	2,263,857	2,263,857
Accumulated deficit	(47,900,929)	(12,914,973)
Accumulated other comprehensive income	1,601,870	1,003,392
Total BIMI International Medical Inc.’s equity	11,193,430	16,710,450

NON-CONTROLLING INTERESTS	142,997	183,021
Total equity	11,336,427	16,893,471

Total liabilities and equity	$38,128,362	$33,202,139

*	Retrospectively restated due to five for one reverse stock split, see Note 24

The accompanying notes are an integral part of the consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2021	2020
REVENUES	27,079,795	12,844,902

COST OF REVENUES	22,483,404	10,402,085

GROSS PROFIT	4,596,391	2,442,817

OPERATING EXPENSES:
Sales and marketing	3,180,252	783,134
General and administrative	7,545,693	5,471,964
Impairment loss of goodwill	26,128,171	—
Total operating expenses	36,854,116	6,255,098

LOSS FROM OPERATIONS	(32,257,725)	(3,812,281)

OTHER INCOME (EXPENSE)
Interest income	3,101	304
Interest expense	(351,066)	(84,913)
Exchange gains	24,967	547,114
Amortization of convertible notes	(1,977,400)	—
Other expense	(344,254)	(1,953)
Total other income (expense), net	(2,644,652)	460,552

LOSS BEFORE INCOME TAXES	(34,902,377)	(3,351,729)

PROVISION FOR INCOME TAXES	19,368	434,306

NET LOSS FROM CONTINUING OPERATIONS	(34,921,745)	(3,786,035)

DISCONTINUED OPERATIONS
Income/(loss) from operations of discontinued operations	—	1,908,110

NET LOSS	(34,921,745)	(1,877,925)
Less: net income attributable to non-controlling interest	64,211	119,158
NET LOSS ATTRIBUTABLE TO BIMI INTERATIONAL MEDICAL INC.	$(34,985,956)	$(1,997,083)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	598,478	(941,957)

TOTAL COMPREHENSIVE LOSS	(34,323,267)	(2,819,882)
Less: comprehensive loss attributable to non-controlling interests	(26,056)	(17,113)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICAL INC.	$(34,297,211)	$(2,802,769)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	5,362,927	2,134,562

LOSS PER SHARE
Continuing operation-Basic and diluted	$(6.51)	$(1.77)
Discontinued operation-Basic and diluted	$—	$0.89
Basic and diluted	$(6.51)	$(0.88)

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Statutory	Non Controlling	Accumulated	Total Stockholders’
	Shares*	Amount	Capital	(Loss)/Income	Reserve	Interest	Deficit	Equity
Balance as of December 31, 2019	1,814,658	1,815	15,651,083	1,683,770	2,227,634	(170,050)	(10,881,667)	8,512,585

Issuance of common shares	836,260	836	10,704,440	-	-	-	-	10,705,276

Net income/(loss)	-	-	-	-	-	17,113	(1,997,083)	(1,979,970)

Disposal of discontinued operations and subsidiaries						170,050	-	170,050

Appropriated statutory surplus reserves					36,223	-	(36,223)	-

Foreign currency translation adjustment				(680,378)	-	165,908	-	(514,470)

Balance as of December 31, 2020	2,650,918	2,651	26,355,523	1,003,392	2,263,857	183,021	(12,914,973)	16,893,471

Issuance of common shares	5,851,304	5,851	28,864,607					28,870,458

Net income/(loss)						(26,056)	(34,985,956)	(35,012,012)

Foreign currency translation adjustment	-	-	-	598,478		(13,968)		584,510

Balance as of December 31, 2021	8,502,222	8,502	55,220,130	1,601,870	2,263,857	142,997	(47,900,929)	11,336,427

*	Retrospectively restated due to five for one reverse stock split, see Note 24

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

On March 18, 2020, the Company, through its wholly owned subsidiary, Xinrongxin, acquired 100% of the equity interests in Chongqing Guanzan Technology Co., Ltd. (“Guanzan”). Guanzan holds an 80% equity interest in Chongqing Shude Pharmaceutical Co., Ltd. (“Shude”, collectively with Guanzan, the “Guanzan Group”). Guanzan also owns 100% equity interest in Chongqing Lijiantang Pharmaceutical Co. Ltd., a subsidiary established in May 2020. Lijiantang operates 4 retail pharmacy stores in China (collectively, the “Lijiantang Pharmacy Group”,”).

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

At the date of the most recent annual goodwill impairment test, all the reporting units’ fair value were either equal to or slightly higher than their carrying values. None of the reporting units’ fair values were substantially in excess of their carrying values. The fair value of the goodwill associated with each of the  Guanzan Group (which covers the wholesale pharmaceutical, wholesale medical devices and the Lijiantang Pharmacies segments) and the medical services segment (consisting of Guoyitang, Zhongshan and the Qiangsheng, Eurasia and Minkang hospitals), were equal to their carrying value after their last impairment test and the fair value of the goodwill for Zhuoda only exceeded its carrying value by approximately 5.62%. Accordingly, the goodwill associated with Zhuoda, Guanzan Group, Guoyitang, Zhongshan and Qiangsheng, Eurasia and Minkang are considered at risk for impairment in future periods.

The fair value of a reporting unit is based on discounted estimated future income statement. The assumptions used to estimate fair value include management’s estimates of future growth rates, operating revenue, and discount rates. We disclose the methodology used to determine the fair values of our reporting units for our annual impairment review as using the income approach.

All of our reporting units share similar characteristics due to the nature of their businesses and operating model. As a result, the methodology used to determine fair value and the key estimates and assumptions used in our annual goodwill review are consistent for all of our reporting units.

Our key assumptions used includes revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates, other assumptions deemed reasonable by the management and relevant comparable to similar industry.

We believe that the estimates and assumptions made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, changes in regulatory developments, changes in category growth rates as a result of changing consumer preferences, loss of key personnel, the disposition of a significant portion of a reporting unit and competitive activity or a slower or weaker economic recovery than currently estimated by management could have a significant impact on the assumption and estimation in calculating the fair value of our reporting units and could result in an impairment charge in the future.

Potential events and changes in circumstances that could reasonably be expected to negatively affect the key assumptions are general economic conditions, regulatory developments, changes in category growth rates as a result of changing consumer preferences, loss of key personnel, the disposition of a significant portion of a reporting unit and competitive activity.

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

The primary sources of the Company’s revenues are as follows:

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

(2)	Wholesale Medical Device and wholesale pharmaceuticals

The Group sales of wholesale medical device mainly through Guanzan, the group sales of wholesale pharmaceuticals mainly through Shude,Pusheng and Zhuoda. The medical device and wholesale pharmaceuticals businesses primarily involve purchasing wholesale medical device and wholesale pharmaceuticals from the suppliers and then selling to customers. Upon obtaining purchase orders, the Company instructs warehouse agent to transfer ownership of products to customers. The transaction is normally completed within a short period of time, ranging from a few days to a month. The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers.

(3)	Medical service

The medical services segment conducts its hospital business through Guoyitang hospital, Zhongshan hospital, Qiangsheng hospital, Eurasia hospital and Mingkang hospital. Revenue from ancillary medical services is recognized when the related services have been rendered and includes outpatient and inpatient services..

For outpatient services, the patient normally receives outpatient treatment which contains various treatment components. Outpatient services contain more than one performance obligations, including (i) provision of consultation services and (ii) sale of pharmaceutical products. The Group allocates the transaction price to each performance obligation on relative stand-alone selling price basis. Both (i) provision of consultation services and (ii) sale of pharmaceutical products for which the control of services or pharmaceutical products is transferred at a point in time, revenue is recognized when the customer obtains the control of the completed services or pharmaceutical products and the Group has satisfied its performance obligations with present right to payment and the collection of the consideration is probable.

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

For revenue from (i) sale of pharmaceutical products for which control of services or pharmaceutical products is transferred at a point in time, revenue is recognized when the customer obtains the control of the completed services or pharmaceutical products and the Group has satisfied its performance obligations with present right to payment and the collection of the consideration is probable.

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

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Guanzan Acquisition as of March 18, 2020:

Items	Amount
Assets:
Cash	$95,220
Accounts receivable, net	1,835,981
Advances to suppliers	1,222,986
Amount due from related parties	410,943
Inventories, net	950,225
Prepayments and other receivables	90,256
Property, plant and equipment, net	707,289
Intangible assets	254,737
Goodwill	6,686,053
Liabilities:
Short-term loans	(838,926)
Long-term loans due within one year	(250,663)
Accounts payable, trade	(1,303,399)
Advances from customers	(1,350,129)
Amount due to related parties	(106,720)
Taxes payable	(406,169)
Other payables and accrued liabilities	(390,593)
Long-term loans – non current	(186,796)
Non-controlling interests	(46,295)
Total-net assets	$7,374,000

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

Following reconciles the identified assets acquired and liabilities assumed pursuant to the Guanzan Acquisition and the Prepayment and Amendment Agreement made on November 20,2020:

The value of the shares issued on March 12, 2020	2,717,000
The value of the shares issued on November 30,2020	839,000
The value of the shares issued on August 27,2021	3,818,000
Total consideration The	$7,374,000

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

The following summarizes the identified assets acquired and liabilities assumed pursuant to the acquisition of Guoyitang as of February 2, 2021.

Items	Amount
Assets
Cash	$28,457
Accounts receivable, net	11,797
Advances to suppliers	12,670
Amount due from related parties	41,598
Inventories, net	167,440
Prepayments and other receivables	61,102
Property, plant and equipment, net	528,814
Operating lease-right of use assets	441,150
Goodwill	7,154,393
Liabilities
Accounts payable, trade	(599,391)
Amount due to related parties	(183,796)
Taxes payable	(121)
Other payables and accrued liabilities	(231,375)
Lease liability-current	(161,707)
Lease liability-non current	(354,912)
Total net assets	$6,916,119

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

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Zhongshan Acquisition as of February 5, 2021:

Items	Amount
Assets
Cash	$46,748
Accounts receivable, net	92,900
Inventories, net	108,413
Prepayments and other receivables	432,231
Property, plant and equipment, net	344,208
Operating lease-right of use assets	1,188,693
Goodwill	10,443,494
Liabilities
Short-term loans	(154,701)
Accounts payable, trade	(928,640)
Advances from customers	(5,603)
Amount due to related parties	(217,203)
Other payables and accrued liabilities	(435,290)
Lease liability-current	(160,774)
Lease liability-non current	(1,102,589)
Total net assets	$9,651,887

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

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Qiangsheng, Eurasia and Minkang acquisitions as of May 6, 2021:

Items	Amount
Assets
Cash	$12,341
Accounts receivable, net	41,836
Inventories, net	156,576
Advances and other receivables	40,620
Property, plant and equipment, net	653,104
Operating lease-right of use assets	2,168,709
Goodwill	9,067,529
Liabilities
Accounts payable, trade	(355,980)
Advances from customers	(36,798)
Tax payable	(345,870)
Other payables and accrued liabilities	(311,174)
Lease liability-current	(365,788)
Lease liability-non current	(1,988,195)
Total net assets	$8,736,910

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

On September 10, 2021, Guanzan entered into an agreement to acquire Zhuoda. Pursuant to the agreement, Guanzan agreed to purchase all the issued and outstanding equity interests in Zhuoda in consideration of $11,400,000 (RMB 75,240,000). The entire purchase consideration was payable in shares of Common Stock. At the closing on September 22, 2021, 440,000 shares of Common Stock valued at RMB 43,560,000, or $15.00 per share (approximately $6,600,000) was issued as partial consideration for the purchase. The remainder of the purchase price of approximately $4,800,000 (RMB 31,680,000), is subject to post-closing adjustments based on the performance of Zhuoda in 2022 and 2023. The transaction closed on October 8, 2021. As the future performance of Zhuoda in 2022 and 2023 was uncertain, the total acquired consideration at the acquisition date and at December 31, 2021 was calculated based on the value of the closing payment without taking into consideration of potential payments based on future performance.

The following summarizes the identified assets acquired and liabilities assumed pursuant to Zhuoda acquisition as of October 8, 2021:

Items	Amount
Assets
Cash	$102,350
Accounts receivable, net	804,083
Inventories, net	131,456
Advances and other receivables	886,370
Property, plant and equipment, net	6,579
Operating lease-right of use assets	17,160
Goodwill	924,740
Liabilities
Short-term loans	(773,737)
Accounts payable, trade	(56,887)
Advances from customers	(3,778)
Tax payable	(24,787)
Other payables and accrued liabilities	(493,868)
Lease liability-current	(7,217)
Lease liability-non current	(14,265)
Total net assets	$1,498,199

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

On December 11,2020, the Company entered into a stock purchase agreement (“Boqi Zhengji SPA”) with respect to the disposal of Boqi Zhengji. Pursuant to the Boqi Zhengji SPA, the aggregate sale price for Boqi Zhengji was $1,700,000. The sale of Boqi Zhengji closed on December 18, 2020 at which time the Company received $1.7 million. Upon closing, the Company ceased operating pharmacies in Dalian. The Company recognized an investment loss of $68,141 from the disposal of Boqi Zhengji.

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

As of December 31, 2021 and December 31, 2020, our goodwill amounted to $8,376,217 and $6,914,232, respectively. Impairment losses for the years ended December 31, 2021 and 2020 was $26,128,171 and $Nil, respectively.

20.	LOANS

Short-term loans

	December 31, 2021	December 31, 2020
Construction Bank of China	$544,630	$-
Wuhu Yangzi Rural Commercial Bank	235,268	-
Industrial and Commercial Bank of China	94,107	-
Agricultural Bank of China	156,846	-
Chongqing Nan’an Zhongyin Fuden Village Bank Co. LTD	-	153,259
Postal Savings Bank of China	768,543	750,969
Total	$1,799,394	$904,228

Zhuoda borrowed $313,691 from Construction Bank of China On August 11,2020. The loan is due on November 30, 2022 with an interest rate of 3.85%. Zhuoda borrowed $153,709 from Construction Bank of China On November 30,2021. The loan is due on February 11,2022 with an interest rate of 3.85%. The loans are credit loans without any pledge and security. Zhuoda borrowed $94,107 from the Industrial and Commercial Bank of China on December 3,2021, which is due on June 11, 2022, with an interest rate of 4.15%.The loans are credit loans without any pledge and security. Zhuoda borrowed $156,846 from the Agricultural Bank of China on July 9,2021, which is due on July 11, 2022, with an interest rate of 4.25%. The loans are credit loans without any pledge and security.

Qianmei borrowed $77,230 from China Construction Bank on November 23, 2021, which is due on November 2, 2022, with an interest rate of 3.85%. The loans are credit loans without any pledge and security.

Zhongshan borrowed $235,268 from Chaohu Yangzi Rural Commercial Bank on July 27, 2021. The loan is due on July 27, 2022 with an interest rate of 5.80%. The loan was guaranteed by Chaohu Jinyuan Financing Guarantee Co. LTD.

Guanzan borrowed $768,543 from Postal Savings Bank of China on December 23, 2021. The loan is due on December 22, 2022 with an interest rate of 5.25%. The loan was guaranteed by Mr. Wang Xiaoping and Ms. Zhou Li and pledged by the building of Guanzan.

For the years ended December 31, 2021 and 2020, the interest expense on short-term loans amounted to $57,283 and $45,716, respectively.

Long-term loans

	December 31, 2021	December 31, 2020
Standard Chartered Bank	$68,723	$163,973
China Minsheng Bank	125,476	-
Construction bank of China	33,565	-
Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd.	116,974	-
We Bank	562,455	591,225
Subtotal of long-term loans	907,193	755,198
Less: current portion	(369,187)	(34,201)
Long-term loans – non current portion	$538,006	$720,997

Guanzan borrowed $160,671 from We Bank on December 26, 2020, for a term of two years, with an interest rate of 13.68%. Guanzan borrowed $81,560 from We Bank on October 7,2021, for a term of two years, with an interest rate of 13.68%. Guanzan borrowed $126,258 from We Bank on July 24,2021, for a term of two years, with an interest rate of 12.96%. Guanzan borrowed $116,974 from Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd. on February 25,2021, which is due on February 24, 2024, with an interest rate of 8.00%.

Shude borrowed $52,543 from We Bank on January 5, 2021, which is due on January 2, 2023, with an interest rate of 12.24%. Shude borrowed $78,423 and $15,685 from We Bank on December 10, 2020, which are due on December 10, 2022, with an interest rate of 10.80%. Shude borrowed $5,751 from We Bank on December 10, 2020, which is due on December 2, 2022, with an interest rate of 8.64%. Shude borrowed $41,564 from We Bank on January 5, 2021, which is due on January 2, 2023, with an interest rate of 12.24%. Shude borrowed $33,565 from Minsheng Bank on January 4, 2021, which is due on January 4, 2022, for a term of two years, with an interest rate of 3.85%.Shude borrowed $ 68,723 on December 3, 2020 from Standard Chartered Bank, for a term of two years, with an interest rate of 12.35%. Zhuoda borrowed $125,476 from Minsheng Bank on May 10, 2022, which is due on May 9, 2024, for a term of two years, with an interest rate of 14.58%.

For the years ended December 31, 2021 and 2020, the interest expense on long-term loans amounted to $106,600 and $44,673, respectively.

Long-term loans maturities as of December 31, 2021, are as follows:

December 31, 2021
2023	790,219
2024	116,974
Total	$907,193

21.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

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

Amount due from mid-level management personnel

As of December 31, 2021 and December 31, 2020, the total amounts due from certain mil-level management personnel were $622,554 and $Nil, respectively, which included:

1.	As of December 31, 2021, Amount due from Mr. Jiangjin Shen, the Chief Executive Officer of Minkang, of $544,600 carried no interest. The Company received full repayment on this advance on April 13, 2022.

2.	As of December 31, 2021, Amount due from Mr. Zhiwei Shen, the Chief Executive Officer of Qiangsheng of $77,954 carried no interest. The Company received full repayment on this advance on April 13, 2022.

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