Form 10-Q
period 2022-09-30
BIMI International Medical Inc.
filed 2022-11-21
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November, 15, 2022, the registrant had 38,434,761 shares of common stock, par value $0.001 per share, issued and shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$1,046,876	$4,797,849
Accounts receivable, net	7,092,589	7,005,442
Advances to suppliers	4,460,024	3,163,836
Amount due from related parties	343,901	622,554
Inventories, net	1,230,339	2,639,883
Prepayments and other receivables	3,210,356	2,930,083
Total current assets	17,384,085	21,159,647

NON-CURRENT ASSETS
Deferred tax assets	186,382	207,549
Property, plant and equipment, net	2,884,120	3,521,401
Intangible assets-net	15,874	18,039
Operating lease-right of use assets	3,976,697	4,845,509
Security deposit	180,000	-
Goodwill	8,376,217	8,376,217
Total non-current assets	15,619,290	16,968,715

TOTAL ASSETS	$33,003,375	$38,128,362

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$1,382,630	$1,799,394
Long-term loans due within one year	183,203	369,187
Convertible promissory notes, net	6,320,075	5,211,160
Accounts payable, trade	4,231,997	7,339,210
Advances from customers	1,515,458	1,943,028
Amount due to related parties	475,518	730,285
Taxes payable	390,275	662,777
Other payables and accrued liabilities	3,563,059	3,082,917
Lease liability-current	836,871	954,182
Total current liabilities	18,899,086	22,092,140

Lease liability-non-current	3,418,873	4,161,789
Long-term loans – non-current	475,049	538,006
Total non-current liabilities	3,893,922	4,699,795

TOTAL LIABILITIES	22,793,008	26,791,935

EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,434,761 and 8,502,222 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively *	38,435	8,502
Additional paid-in capital	65,759,712	55,220,130
Statutory reserves	2,263,857	2,263,857
Accumulated deficit	(58,498,042)	(47,900,929)
Accumulated other comprehensive income	234,466	1,601,870
Total stockholders’ equity	9,798,428	11,193,430

NON-CONTROLLING INTERESTS	411,939	142,997

Total equity	10,210,367	11,336,427

Total liabilities and equity	$33,003,375	$38,128,362

*	Retrospectively restated due to five for one reverse stock split, see Note 21

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

REVENUES	$7,314,842	$13,777,494	$17,261,951	$25,202,485

COST OF REVENUES	5,730,125	11,748,385	12,993,304	20,616,279

GROSS PROFIT	1,584,717	2,029,109	4,268,647	4,586,206

OPERATING EXPENSES:
Sales and marketing	1,104,541	1,202,387	2,563,949	2,429,401
General and administrative	3,572,304	2,372,056	9,632,420	7,092,971
Total operating expenses	4,676,845	3,574,443	12,196,369	9,522,372

LOSS FROM OPERATIONS	(3,092,128)	(1,545,334)	(7,927,722)	(4,936,166)

OTHER INCOME (EXPENSE)
Interest income	293	-	616	-
Interest expense	(97,373)	(84,310)	(316,692)	(222,547)
Bank service fees	(60,269)		(60,239)
Exchange loss	4,389	-	3,988	-
Other expense	(469,720)	(74,302)	(2,270,792)	(79,595)
Total other expense, net	(622,680)	(158,612)	(2,643,119)	(302,142)

LOSS BEFORE INCOME TAXES	(3,714,808)	(1,703,946)	(10,570,841)	(5,238,308)

PROVISION FOR INCOME TAXES (BENEFIT)	(575)	5,930	30,216	37,933

NET LOSS FROM CONTINUING OPERATIONS	(3,714,233)	(1,709,876)	(10,601,057)	(5,276,241)

NET LOSS	(3,714,233)	(1,709,876)	(10,601,057)	(5,276,241)
Less: net loss attributable to non-controlling interest	(1,450)	(6,444)	(3,948)	36,417
NET LOSS ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICIAL INC.	(3,712,783)	(1,703,432)	(10,597,109)	(5,312,658)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(399,501)	(128,005)	(1,367,404)	(126,893)
TOTAL COMPREHENSIVE LOSS	(4,113,734)	(1,837,881)	(11,968,461)	(5,403,134)
Less: comprehensive loss attributable to noncontrolling interest	(487,621)	(6,400)	(1,022,664)	(6,345)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICIAL INC.	$(3,626,113)	$(1,831,481)	$(10,945,797)	$(5,396,789)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	23,193,842	27,084,325	16,816,256	22,864,269

LOSS PER SHARE
Basic and diluted	(0.16)	(0.06)	(0.63)	(0.23)

The accompanying notes are an integral part of the condensed consolidated financial statements

  BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Statutory	Non Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Reserves	Interests	Deficit	Equity

Balance as of December 31, 2021	8,502,222	8,502	55,220,130	1,601,870	2,263,857	142,997	(47,900,929)	11,336,427

Issuance of common shares	29,932,539	29,933	10,539,582	-	-	-	-	10,569,515

Net loss	-	-	-	-	-	(1,022,664)	(10,597,113)	(11,619,777)

Appropriated statutory surplus reserves	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	(1,367,404)	-	1,291,606	-	(75,798)

Balance as of September 30, 2022	38,434,761	38,435	65,759,712	234,466	2,263,857	411,939	(58,498,042)	10,210,367

The accompanying notes are an integral part of the consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,601,057)	$(5,276,241)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	165,242	179,147
Allowance for inventory provision	-	35,013
Allowance for doubtful accounts	(561)	94,037
Stock compensation	-	585,000
Amortization of discount of convertible promissory notes	1,108,915	1,473,306

Change in operating assets and liabilities
Accounts receivable	(86,586)	(5,028,537)
Advances to suppliers	4,273,327	(1,693,866)
Prepayments and other receivables	(280,273)	2,464,793
Inventories	1,409,544	(1,417,149)
Operating lease-right of use assets	868,812	(3,539,872)
Accounts payable, trade	(3,107,213)	7,617,880
Advances from customers	(427,570)	198,399
Operating lease liabilities	(860,227)	3,966,150
Taxes payable	(272,502)	(119,214)
Other payables and accrued liabilities	480,142	(2,086,772)
Net cash used in operating activities	(7,330,007)	(2,547,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for the acquisition of Phenix Bio Inc	(180,000)	-
Purchase of property, plant, and equipment	-	(1,804,536)
Net cash used in investing activities	(180,000)	(1,804,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stocks	5,000,000
Proceeds from short-term loans	-	238,955
Proceeds from long-term loans	-	73,541
Repayment of long-term loans	(248,941)	-
Net proceeds from issuance of convertible promissory notes	-	4,065,000
Repayment of short-term loans	(416,764)	(34,201)
Amount financed from related parties	23,886	171,657
Net cash provided by (used in) financing activities	4,358,181	4,514,952

EFFECT OF EXCHANGE RATE ON CASH	(599,147)	(83,355)

INCREASE (DECREASE) IN CASH	(3,750,973)	79,135
CASH AND CASH EQUIVALENTS, beginning of period	4,797,849	135,309
CASH AND CASH EQUIVALENTS, end of period	$1,046,876	$214,444

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$245,467	$49,037
Cash paid for interest expense, net of capitalized interest	$122,539	$128,973

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES

Issuance of shares of common stock for the equity acquisition of Chongqing	$-	$3,818,000
Issuance of shares of common stock for equity acquisition of Zhongshan Chaohu Hospital	$-	$3,480,000
Issuance of shares of common stock for equity acquisition of Guoyitang Hospital	$-	$3,820,000
Issuance of shares of common stock for equity acquisition of Minkang, Qiangsheng and Eurasia hospitals	$-	$5,930,619
Issuance of shares of common stock for prepayment of equity acquisition of Zhuoda	$-	$1,452,000
Issuance of shares of common stock for payment of improvements to offices	$-	$696,896
Goodwill recognized from equity acquisition of Zhongshan Chaohu Hospital	$-	$10,443,494
Goodwill recognized from equity acquisition of Guoyitang Hospital	$-	$7,154,392
Goodwill recognized from equity acquisition of Minkang, Qiangsheng and Eurasia hospitals	$-	$5,930,619
Intangible assets recognized from equity acquisition of Boqi Group	$-	$-
Outstanding payment for the equity acquisition of Chongqing Guanzan Technology Co., Ltd.	$-	$-
Outstanding payment for equity acquisition of Zhongshan Chaohu Hospital	$-	$6,100,723
Outstanding payment for equity acquisition of Guoyitang Hospital	$-	$6,100,723
Outstanding payment for equity acquisition of Minkang, Qiangsheng and Eurasia hospitals	$-	$9,911,416
Common stock to be issued upon conversion of convertible promissory notes	$7,797,000	$738,223
Issuance of common share for equity acquisition of Mali Hospital	$600	$-

BIMI INTERNATIONAL MEDICAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

The Company is a Delaware holding company with operations conducted by its subsidiaries in China. The Company is now exclusively a healthcare products and services provider, offering a broad range of healthcare products and related services and operates five private hospitals in China. Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in the PRC or changes in government relations between China and the United States or other governments.

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

As of September 30,2022, the details of the Company’s major subsidiaries are as follows:

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred significant net losses of $10,533,868 and $5,276,241 for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, the Company had an accumulated deficit of $59.3 million. In addition, the Company continues to generate operating losses and has limited cash flow from its continuing operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

The unaudited interim condensed consolidated financial information as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, previously filed with the SEC on September 30, 2022.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2022 and its unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, and its unaudited condensed consolidated cash flows for the three and nine months ended September 30, 2022 and 2021, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

Accounts receivables are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2022, and December 31, 2021, the allowance for doubtful accounts was $288,767 and $322,145, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company will cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of September 30, 2022, and December 31, 2021, the allowance for doubtful accounts were $Nil.

●	Inventories

Inventories are stated at the lower of cost or net realizable value. Costs include the purchase price of the inventories and freight, the cost is determined using the weighted average method and net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserves based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of September 30, 2022, and December 31, 2021, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $92,655 and $103,178 respectively.

●	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Items	Expected useful lives	Residual value
Building	20 years	5%
Office equipment	3 years	5%
Electronic equipment	3 years	5%
Furniture	5 years	5%
Medical equipment	10 years	5%
Vehicles	4 years	5%
Leasehold improvements	Shorter of lease term or useful life	5%

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

Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill will be reassigned based on the relative fair value of each of the affected reporting units. As of September 30, 2022, and December 31, 2021, the Company recorded impairment for goodwill of $Nil and $26,128,171, respectively.

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

The primary sources of the Company’s revenues are as follows:

(1)	Wholesale medical devices

The Company’s sales of wholesale medical devices are made mainly through Guanzan,. The medical device business primarily involves purchasing wholesale medical devices from manufacturers and suppliers and then reselling them to customers. Upon obtaining purchase orders, the medical devices segment instructs its warehouse agent to transfer ownership of products to customers. The transaction is normally completed within a short period of time, ranging from a few days to a month. The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers.

(2)	Wholesale pharmaceuticals

The Company’s sales of wholesale pharmaceuticals are made mainly through Pusheng and Zhuoda. The wholesale pharmaceuticals business primarily involves purchasing wholesale pharmaceuticals from manufacturers and suppliers and then reselling them to customers. Upon obtaining purchase orders, the wholesale pharmaceutical segment instructs its warehouse agent to transfer ownership of products to customers. The transaction is normally completed within a short period of time, ranging from a few days to a month. The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers.

(3)	Medical services

The medical service segment operates five hospitals. For outpatient services, the patient normally receives outpatient treatment which consists of various treatment components. Outpatient services generally consist of more than one performance obligation, including (i) provision of consultation services (ii) provision of medical care (procedures) and (iii) sale of pharmaceutical products. The medical service segment allocates the transaction price for each performance obligation on a relative stand-alone selling price basis. Revenues from both the (i) provision of consultation services (ii) provision of medical care (procedures and (iii) sale of pharmaceutical products for which service is rendered or pharmaceutical products is transferred at a point in time, is recognized when the service is rendered or pharmaceutical products transferred to customers, and the hospital has satisfied its performance obligations, with present right to payment and the collection of the consideration is certainty.

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

Revenues from the sale of pharmaceutical products is recognized when the customer obtains the control of the completed services or pharmaceutical products, and the hospitals has satisfied its performance obligations, with present right to payment and the collection of the consideration is certain.

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

Cost of revenue consists primarily of cost of goods purchased from suppliers plus direct material costs for packaging and storage, direct labor, which are directly attributable to the acquisition and maintaining of products for sales. Cost of revenues also include impairment loss for products which are obsolete or expired for sale, if any. Shipping and handling costs, associated with the distribution of finished products to customers, are borne by the customers.

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

For the nine months ended September 30, 2022, and 2021, the Company did not incur any interest or penalties associated with tax positions. As of September 30, 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	September 30, 2022	September 30, 2021
Period-end RMB:US$1 exchange rate	7.0998	6.4854
Nine months end average RMB:US$1 exchange rate	6.6068	6.4714

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the nine months ended September 30, 2022, the Company operated in four reportable segments: wholesale pharmaceuticals, wholesale medical devices, medical services and retail pharmacy in the PRC.

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

The following reconciles the identified assets acquired and liabilities assumed pursuant to the Guanzan Acquisition and the Prepayment and Amendment Agreement made on November 20,2020:

The value of the shares issued on March 12, 2020	2,717,000
The value of the shares issued on November 30, 2020	839,000
The value of the shares issued on August 27, 2021	3,818,000
Total consideration	$7,374,000

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

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Zhongshan Acquisition as of February 5, 2021:

Items	Amount
Assets
Cash	$46,748
Accounts receivable, net	92,900
Inventories, net	108,413
Prepayments and other receivables	432,231
Property, plant and equipment, net	344,208
Right-of-use asset	1,188,693
Goodwill	10,443,494
Liabilities
Short-term loans	(154,701)
Accounts payable, trade	(928,640)
Advances from customers	(5,603)
Amount due to related parties	(217,203)
Other payables and accrued liabilities	(435,290)
Lease liability-current	(160,774)
Lease liability-non-current	(1,102,589)
Total-net assets	$9,651,887

The fair value of all assets acquired, and liabilities assumed is the estimated book value of the Zhongshan. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Zhongshan Hospital at the acquisition date.

7.	THE ACQUISITION OF THE QIANGSHENG, EURASIA AND MINKANG HOSPITALS

On April 9, 2021, the Company and Chongqing Bimai entered into a stock purchase agreement to acquire Qiangsheng, Eurasia and Minkang, three private hospitals in the PRC. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Qiangsheng, Eurasia and Minkang in consideration of approximately $25,023,555 (RMB162,000,000) to paid by the issuance of 800,000 shares of Common Stock, the value of which was agreed to be RMB 78 million or $12 million and the payment of RMB 84,000,000 (approximately $13,008,734) in cash. The first payment of RMB 20,000,000 (approximately $3,097,317) was made at the closing on May 6, 2021. The second and third payments of RMB 64,000,000 (approximately $9,911,416) were subject to post-closing adjustments based on the performance of the three hospitals in 2021 and 2022. The sellers had the right to receive the second and third payments in the form of the shares of Common Stock valued at $15.00 per share or in cash. As a result of the performance failure by the three hospitals for the year ended December 31, 2021, the sellers are not eligible to receive any contingent payments.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Qiangsheng, Eurasia and Minkang acquisitions as of May 6, 2021:

Items	Amount
Assets
Cash	$12,341
Accounts receivable, net	41,836
Inventories, net	156,576
Advances and other receivables	40,620
Property, plant and equipment, net	653,104
Right of use assets	2,168,709
Goodwill	9,067,529
Liabilities
Accounts payable, trade	(355,980)
Advances from customers	(36,798)
Taxes payable	(345,870)
Other payables and accrued liabilities	(311,174)
Lease liability-current	(365,788)
Lease liability-non-current	(1,988,195)
Total net assets	$8,736,910

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

The following summarizes the identified assets acquired and liabilities assumed pursuant to Zhuoda acquisition as of October 8, 2021:

Items	Amount
Assets
Cash	$102,350
Accounts receivable, net	804,083
Inventories, net	131,456
Advances and other receivables	886,370
Property, plant and equipment, net	6,579
Right of use assets	17,160
Goodwill	924,740
Liabilities
Short-term loans	(773,737)
Accounts payable, trade	(56,887)
Advances from customers	(3,778)
Taxes payable	(24,787)
Other payables and accrued liabilities	(493,868)
Lease liability-current	(7,217)
Lease liability-non-current	(14,265)
Total net assets	$1,498,199

The fair value of all assets acquired, and liabilities assumed is the estimated book value of the Zhuoda. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Zhuoda at the acquisition date.

9.	ACCOUNTS RECEIVABLE

The Company offers several credit terms to our wholesale customers and to our authorized retailer stores. The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. The majority of the Company’s pharmacy retail revenues are derived from cash sales, except for sales to the government social security bureaus or commercial health insurance programs, which typically settle once a month. As of September 30, 2022, and December 31,2021, accounts receivable consisted of the following:

	September 30, 2022	December 31, 2021
Accounts receivable, cost	$7,381,356	$7,327,587
Less: allowance for doubtful accounts	(288,767)	(322,145)
Accounts receivable, net	$7,092,589	$7,005,442

The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. Due to subsequent collections, the Company reversed an allowance of $ 561 for the nine months ended, September 30, 2022, respectively.

10.	ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandises for sale in the ordinary course of business. As of September 30, 2022 and December 31,2021, the Company reported advances to suppliers as follow:

	September 30, 2022	December 31, 2021
Advances to suppliers, cost	$4,460,024	$3,163,836
Advances to suppliers, net	$4,460,024	$3,163,836

No bad debt expenses were accrued for doubtful accounts relating to advances to suppliers for the nine months ended September 30, 2022 and 2021, respectively.

11.	INVENTORIES

The Company’s inventories consist of medicine and medical devices that were purchased from third parties and sold in our retail pharmacy stores and wholesale to third party pharmacies, clinics, hospitals, etc. Inventories consisted of the following:

	September 30, 2022	December 31, 2021
Pharmaceuticals	$978,440	$2,395,824
Medical devices	344,554	347,237
Less: allowance for obsolete and expired inventory	(92,655)	(103,178)
Inventories, net	$1,230,339	$2,639,883

For the nine months ended September 30, 2022 and 2021, respectively, the Company accrued an allowance of $92,655 and $103,178 for obsolete and expired items.

12.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for both retail stores and office space premises, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of September 30, 2022, and December 31, 2021, respectively.

	September 30, 2022	December31, 2021
Deposit for rental	$160,711	$63,021
Deposit for online platform use-rights	14,085	-
Prepaid expenses and improvements of offices	55,052	293,933
Deposit for purchase of medical devices	162,272
Deferred offering cost	794,444	1,227,778
Deposit for sales platform	22,127	-
Other receivables	1,799,346	766,197
Others	225,739	605,234
Less: allowance for doubtful accounts	(23,420)	(26,080)
Prepayments and other receivables	$3,210,356	2,930,083

Management evaluates the recoverable value of these balances periodically in accordance with the Company’s policies.

13.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Building	$735,253	$818,757
Office equipment	395,924	440,890
Electronic equipment	1,384,533	1,541,777
Furniture	54,250	60,411
Vehicle	206,681	220,430
Medical equipment	2,187,470	2,431,240
Leasehold improvements	1,700,655	1,928,538
Total	6,664,766	7,442,043
Less: accumulated depreciation	(3,780,646)	(3,920,642)
Property, plant and equipment, net	$2,884,120	$3,521,401

Depreciation expense for the nine months ended September 30, 2022, and 2021 were $157,646 and $175,749, respectively.

Property, plant and equipment under operating leasing arrangements classified under fixed assets-cost and accumulated depreciation as of September 30, 2022 and December 2021 announced to $2,886,649 and $3,521,401, respectively. Details of such leased assets are disclosed in Note 15.

14.	INTANGIBLE ASSETS

	September 30, 2022	December 31, 2021
Software	$19,303	$21,495
Less: accumulated amortization	(3,429)	(3,456)
Intangible assets, net	$15,874	$18,039

Amortization expense for the nine months ended September 30, 2022, and 2021 were $3,429 and $3,456, respectively.

15.	LEASES

Balance sheet information related to the Company’s operating leases was as follows:

	September 30, 2022	December 31, 2021
Operating Lease Assets
Operating lease	$3,976,697	$4,845,509
Total operating lease assets	$3,976,697	$4,845,509
Operating Lease Obligations

Current operating lease liabilities	$836,871	954,182
Non-current operating lease liabilities	$3,418,873	4,161,789
Total Lease Liabilities	$4,255,744	5,115,971

Lease liability maturities as of September 30, 2022, are as follows:

September 30, 2022
2023	998,042
2024	895,645
2025	847,209
2026	779,179
2027 and thereafter	1,753,634
Total minimum lease payments	5,273,709
Less: Amount representing interest	(1,017,965)
Total	4,255,744

16.	GOODWILL

Changes in the carrying amount of goodwill consisted of the following:

	September 30,	December 31,
	2022	2021
Beginning balance	$8,376,217	$6,914,232
Addition during the year	-	27,590,156
Impairment during the year	-	(26,128,171)
Goodwill	$8,376,217	$8,376,217

The goodwill associated with the acquisition of: (i) Guanzan of $6,914,232; (ii) Guoyitang of $7,154,393; (iii) Zhongshan of $10,443,494, (iv) Minkang, Qiangsheng and Eurasia of $9,067,529 and (v) Zhuoda of $924,740, were initially recognized at the acquisition closing dates.

As of September 30, 2022, and December 31, 2021, goodwill was $8,376,217 and $8,376,217, respectively. Impairment losses for the nine months ended September 30, 2022, and 2021 was $Nil.

17.	LOANS

Short-term loans

	September 30, 2022	December 31, 2021
Construction Bank of China	$326,262	$544,630
Wuhu Yangzi Rural Commercial Bank	211,274	235,268
Industrial and Commercial Bank of China	42,255	94,107
Agricultural Bank of China	-	156,846
China Minsheng Bank	112,679	-
Postal Savings Bank of China	690,160	768,543
Total	$1,382,630	$1,799,394

For the nine months ended September 30, 2022, and 2021, interest expense on short-term loans amounted is $64,005 and $16,538 respectively. Zhongshan borrowed $211,274 from Chaohu Yangzi Rural Commercial Bank on July 27, 2022. The loan is due on July 27, 2023 with an interest rate of 5.80%. Chongqing Guanzan Technology borrowed $690,160 from Postal Savings Bank of China on November 29,2021. The loan is due on November 28, 2022 with an interest rate of 5.4%. Shude borrowed $112,679 from China Minsheng Banking Corp. Ltd. on March 17, 2022, which is due on March 17, 2023 with interest of 6.2%. Zhuoda borrowed $42,255 from the Industrial and Commercial Bank of China on September 11, 2022, which is payable on December 30, 2022 at an interest rate of 3.7%. Zhuoda borrowed $281,698 from the Construction Bank of China on July 8,2022, which is payable on November 30, 2022 with an interest rate of 3.70%,. Qianmei borrowed $44,564 from China Construction Bank on November 23, 2021, which is payable on November 23, 2022 with an interest rate of 3.85% .

Long-term loans

	September 30, 2022	December 31, 2021
Standard Chartered Bank	$11,921	$68,723
China Minsheng Bank	-	125,476
Construction bank of China	-	33,565
Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd.	-	116,974
We Bank	575,636	562,455
China Construction Bank Chongqing Zhongxian Sub-branch	70,695	-
Subtotal of long-term loans	658,252	907,193
Less: current portion	(183,203)	(369,187)
Long-term loans – noncurrent portion	$475,049	$538,006

For the nine months ended September 30, 2022, and 2021, interest expense on long-term loans amounted to $59,003 and $60,953 respectively. Chongqing Guanzan Technology borrowed $84,509 from We Bank on April 26, 2022 which is due March 26,2024 with an interest rate of 9.45%. Guanzan borrowed $36,071 from Webank on December 26, 2020, which is due on December 26, 2022 with interest of 10.06%. Guanzan borrowed $59,496 from Webank on July 24, 2021, which is due on July 26, 2023 with interest of 13.68%. Guanzan borrowed $41,852 from Huaneng Guicheng Trust Co., LTD on October 7, 2021, which is due on September 26, 2023 with interest of 12.96%. Chongqing Guanzan Technology borrowed $70,695 from Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd. on February 25,2021 which is due February 24,2024 with an interest rate of 8.00%. Chongqing Shude borrowed $21,127 from Webank on December 10, 2020 which is due December 10, 2022 with an interest rate of 10.80%. Chongqing Shude borrowed $939 from Webank on December 10, 2020 which is due December 2 ,2022 at an interest rate of 8.64%. Chongqing Shude borrowed $11,796 from Webank on January 5, 2021 which is due January 2, 2023 with an interest rate of 12.24%. Chongqing Shude borrowed $11,921 from Standard Chartered Bank on December 3, 2020 which is due on December 3, 2022 with an interest rate of 12.35%. Chongqing Zhuoda borrowed $117,374 from We bank_on May 10, 2022 which is due on December 10, 2022 with an interest rate of 14.58%.

18.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

On May 18, 2020, we entered into a securities purchase agreement (the “May SPA”) with two institutional investors (the “Institutional Investors”) to sell convertible notes having a face amount of $6,550,000 at an aggregate original issue discount of 19.85% (the “2020 Notes”) and ranking senior to all outstanding and future indebtedness of the Company. The 2020 Notes do not bear interest except upon the occurrence of an event of default. Each Institutional Investor also received a warrant (each an “Institutional Investor 2020 Warrant”) to purchase 325,000 shares of Common Stock at an initial exercise price of $14.225 per share (post-Split price (as defined below) and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant (the “Placement Agent 2020 Warrant”, together with the Institutional Investor 2020 Warrants, the “2020 Warrants”) to purchase up to 10% of the aggregate number of shares of Common Stock issued in the private placement at an initial exercise price of $14.225 per share (post-Split price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares Common Stock issued pursuant to the 2020 Notes.

Pursuant to the May SPA, two 2020 Notes, each in the face amount of $2,225,000, were issued to the Institutional Investors in consideration of the payment of $1,750,000 in cash for each 2020 Note.

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

The 2020 Notes, which matured on the eighteen-month anniversary of the issuance date, were payable in installments and convertible at the election of the investors at the conversion price of $12.95 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to adjustment in the event of default. Each investor also received a warrant to purchase 130,000 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 34,369 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the 2020 Notes. Pursuant to the May SPA, additional convertible notes in an aggregate original face amount not to exceed $2,100,000 (the “Additional Notes”) could also be issued to the Institutional Investors under certain circumstances.

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

On November 18, 2021, we entered into a securities purchase agreement (the “November SPA”) with the same two Institutional Investors to sell them a series of senior convertible notes (the “2021 Notes”) with an original issue discount of 20% and ranking senior to all outstanding and future indebtedness of the Company in a private placement. Each Institutional Investor paid $3,250,000 in cash for a 2021 Note in the face amount of $3,900,000. The November SPA also provided for the issuance of additional 2021 Notes in an aggregate original principal amount not to exceed $3,900,000 under certain circumstances. The November SPA also contains provisions about the Market Event Price. The 2021 Notes, which were issued on November 22, 2021, mature on the eighteen-month anniversary of the issuance date, are payable by the Company in installments and are convertible at the election of the Institutional Investors at the conversion price of $3.25 (post-Split Price and subject to the Event Market Price Adjustment), which is subject to adjustment in the event of default. Each Institutional Investor also received a warrant (the “Institutional Investor 2021 Warrant”) to purchase 180,000 shares of Common Stock at an initial exercise price of $3.55 per share (subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant (the “Placement Agent 2021 Warrant”, together with the Institutional Investor 2021 Warrant, the “2021 Warrants”) to purchase up to 8% of the aggregate number of shares of Common Stock in the private placement at an initial exercise price of $3.55 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares Common Stock issued pursuant to the 2021 Notes.

The Company implemented a reverse stock split (the “Split”) on February 2, 2022, at the ratio of 5 to 1. The 2020 Notes were fully converted before the Split, and therefore no price adjustment was actually implemented at the conversion, although the price information provided above about the 2020 Notes was post-split price. The conversion price of the 2021 Notes and the exercise price of the 2020 Warrants and the 2021 Warrants will be adjusted pursuant to the Event Market Price formula upon conversion or exercise. The outstanding balance for the convertible promissory notes as of September 30, 2022 is $6,320,075

Upon evaluation, the Company determined that the two agreements contained embedded beneficial conversion features which met the definition of Debt with Conversion and Other Options covered under the Accounting Standards Codification topic 470 (“ASC 470”). According to ASC 470, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

	September 30, 2022	December 31, 2021
Convertible note – principal	$7,800,000	$7,800,000
Convertible note – discount	(1,479,925)	(2,588,840)
Total	$6,320,075	$5,211,160

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

	September 30, 2022	December 31, 2021
Dividend yield	$0%	$0%
Expected volatility	171%	171%
Risk free interest rate	0.87%	0.87%
Expected life (year)	0.42	1.42

The value of the conversion option liability underlying the Notes and Convertible Notes as of September 30, 2022, and December 31,2021 were nil. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of nil for the nine months ended September 30, 2022, and 2021.

19.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Salary payable	$686,062	$947,911
Salary payable – related party (1)	1,653,333	1,005,832
Accrued operating expenses	(900)	175,215
Other payables	1,121,685	953,959
Long-term payable	102,879	-
Total	$3,563,059	$3,082,917

(1)

The Company entered into an employment agreement with Mr. Tiewei Song dated October 1, 2019, as its Chief Executive Officer for a term of two years commencing October 1, 2019 with base annual cash compensation of $500,000. The agreement was renewed on October 28, 2021 for one year with an annual base salary of $1,000,000 in cash and an annual stock compensation of 1,000,000 shares of the Company’s Common Stock. On June 9, 2022, the Company amended the employment agreement with Mr. Song to, among other things, allow the term of his employment agreement to automatically renew every year unless both the Company and Mr. Song agree not to renew in writing and to adjust his annual base salary from $1,000,000 in cash plus 1 million shares of Common Stock to $300,000 in cash only going forward. The amendment also increased the change in control severance payment to Mr. Song from $10,000,000 to $20,000,000 in the event his employment is terminated in connection with a change of control. Mr. Song’s 2021 stock consideration was not subject to stock splits or reverse stock splits per the terms of his employment agreement. In connection with the signing of the amendment, Mr. Song agreed to waive such privileges with respect to his shares of Common Stock in all future stock splits, reverse stock splits and similar transactions.

The Company entered into the employment Agreement with Ms. Baiqun Zhong dated January 27, 2022 to serve as the Interim CFO of the Company from May 21, 2021 until July 14, 2021 with base annual cash compensation of $250,000.

On January 27, 2022, the Company entered into an employment agreement with Mr. Xiaping Wang to serve as Chief Operating Officer for a term of one year, effective January 1, 2022. Mr. Wang’s compensation will consist of an annual salary of $500,000 in cash and stock compensation of 500,000 shares of the Company’s Common Stock.

20.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Amount due from mid-level management personnel

As of September 30, 2022 and December 31, 2021, the total amounts due from certain mid-level management personnel were $343,901 and $622,554, respectively, which included:

1.	As of September 30, 2022 and December 31, 2021, the amount due from Mr. Jiangjin Shen, the Chief Executive Officer of Minkang of $167,611 and $544,600 respectively, which loan carried no interest. The Company received full repayment on this advance on April 13, 2022.

2.	As of September 30, 2022, and December 31, 2021, the amount due from Mr. Zhiwei Shen, the Chief Executive Officer of Qiangsheng was $176,290 and $77,954, which loan carried no interest. The Company received full repayment on this advance on April 13, 2022.

Amounts due to related parties and mid-level management personnel

As of September 30, 2022, and December 31,2021, the total amounts payable to related parties and mil-level management was $2,095,518 and $730,285, respectively, which included:

1.	Amounts payable to Mr. Yongquan Bi, the former Chief Executive Officer and Chairman of the Board of directors of the Company, as of September 30, 2022, and December 31, 2021, of $27,173 and $30,258, respectively, free of interest and due on demand. These amounts represent the remaining balance of the funds that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018.

2.	Amount payable to Mr. Li Zhou, the legal representative (general manager) of Guanzan, of $248,179 and $477,128, as of September 30, 2022 and December 31, 2021, respectively, which amounts were advanced for daily operations and third party professional fees free of interest.

3.	Amounts payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $169,440 and $188,684, as of September 30, 2022 and December 31, 2021, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang is for reimbursable operating expenses that the Company owed to Mr. Zhang prior to the acquisition of Boqi Zhengji.

4.

Amounts payable to Mr. Youwei Xu, the financial manager of Xinrongxin of $11,559 and $12,872, as of September 30, 2022 and December 31, 2021, respectively, free of interest and due on demand. The amount due to Mr. Xu, relates to reimbursable operating expenses that was owed to Mr. Xu prior to the acquisition of Boqi Zhengji.

5.	Amounts payable to Shaohui Zhuo, the general manager of Guoyitang of $4,582 and $5,102, as of September 30, 2022, and December 31, 2021, respectively, free of interest and due on demand. The amount due to Mr. Zhuo relates to reimbursable operating expenses that was owed to Mr. Zhuo for daily operations of Guoyitang. prior to its acquisition.

6.	Amounts payable to Nanfang Xiao, a director of Guoyitang of $10,282 and $11,450, as of September 30, 2022 and December 31, 2021, respectively, free of interest and due on demand. The amount due to Mr. Xiao relates to reimbursable operating expenses that was owed to Mr. Xiao for daily operations of Guoyitang. prior to its acquisition..

7.

Amounts payable to Jia Song, the manager of Guoyitang of $4,303 and $4,791, as of September 30, 2022 and December 31,2021 respectively, free of interest and due on demand. The amount due to Mr. Song relates to reimbursable operating expenses that was owed to Mr. Song. for daily operations of Guoyitang. prior to its acquisition.

21.	STOCK EQUITY

The Company is authorized to issue 200,000,000 shares of Common Stock, $0.001 par value. As of September 30, 2022, and December 31,2021, it had 38,434,761 shares and 8,502,222 shares outstanding, respectively.

From January 4, 2021 to February 9, 2021, Hudson Bay converted $ 2,150,000 of the 2020 Notes into 276,943 shares of Common Stock.

From January 4, 2021 to March 1, 2021, CVI converted $ 2,150,000 of the 2020 Notes into 227,731 shares of the Common Stock.

On February 2, 2021, the Company issued 400,000 shares of Common Stock in the acquisition of Guoyitang.

On February 3, 2021, a holder of a convertible note issued on December 16, 2019, converted a part of the note in the aggregate principal amount of $74,473 plus interest into 20,706 shares of Common Stock.

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

From August 26, 2021 to November 30, 2021, Hudson Bay converted $2,400,000 of the Convertible Notes into 970,173 shares of Common Stock.

From August 26, 2021 to November 30, 2021, CVI converted $ 3,000,000 of the Convertible Notes into1,183,251 shares of Common Stock.

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

On January 24, 2022, the Company issued 1,000,000 shares of Common Stock as the salary for Mr. Tiewei Song.

The Company issued 500,000 shares of Common Stock to Mr. Xiaping Wang as salary on February 1, 2022.

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

On July 18, 2022, 12,500,000 shares of Common Stock were issued to Mr. Fnu Oudom in consideration of $5 million upon the approval of stockholders at the Company’s 2022 annual meeting of shareholders.

From January 1, 2022 to September 30, 2022, Hudson Bay converted $3,897,000 of Convertible Notes into 6,460,713 shares of Common Stock.

From January 1, 2022 to September 30, 2022, CVI converted $3,900,000 of Convertible Notes into 7,835,624 shares of Common Stock.

22.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the year ended September 30, 2022, and 2021:

	For the nine months ended September 30,
	2022	2021
Total net loss attributable to common shareholders	$(10,945,797)	$(5,396,789)

Weighted average common shares outstanding – Basic and diluted	16,816,256	22,864,269

Loss per shares – basic and diluted:	$(0.65)	$(0.23)

23.	SEGMENTS

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

To date, there were no inter-segment revenues between the four segments.

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

For nine months ended September 30, 2022	Retail pharmacy	Medical devices wholesale	Drugs wholesale	Medical services	Others	Total
Revenues from external customers	$618,582	$3,404,533	$8,956,141	$4,282,695	$-	$17,261,951
Cost of revenues	$72,834	$2,923,017	$8,035,938	$1,950,611	$10,905	$12,993,304
Depreciation, depletion, and amortization expense	$15,057	$35,552	$254	$79,054	$9,027	$138,944
Loss	$(291,705)	$(145,570)	$(1,142,654)	$(733,892)	$(8,287,238)	$(10,601,059)
Total assets	$405,101	$3,626,761	$7,654,393	$6,604,159	$14,712,961	$33,003,374

For nine months ended September 30, 2021	Retail pharmacy	Medical devices wholesale	Drugs wholesale	Medical services	Others	Total
Revenues from external customers	$375,045	$2,524,777	$14,978,955	$6,694,510	$629,198	$25,202,485
Cost of revenues	$295,059	$1,831,089	$14,598,512	$3,334,306	$557,313	$20,616,279
Depreciation, depletion, and amortization expense	$15,521	$23,683	$1,638	$205,317	$176	$246,335
Profit (loss)	$(463,211)	$158,908	$152,044	$787,515	$(5,911,497)	$(5,276,241)
Total assets	$287,074	$6,075,980	$18,774,282	$8,651,014	$30,497,860	$64,286,210

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of September 30, 2022, and September 30,2021 and for the Nine Months ended September 30, 2022 and 2021.

>>Revenues	Nine months ended September 30, 2022
Total revenues from reportable segments	$17,813,544
Other revenues	-
Elimination of intersegments revenues	(551,593)
Total consolidated revenues	$17,261,951

>> Profit or loss
Total loss from reportable segments	$(2,313,821)
Elimination of intersegments profit or loss	(565,433)
Unallocated amount:
Amortization of discount of convertible notes	(1,542,248)
Other corporation expense	(6,179,554)
Total net loss	$(10,601,057)

>>Assets
Total assets from reportable segments	$41,598,014
Elimination of intersegments receivables	(14,524,848)
Unallocated amount:
Other unallocated assets – Phenix Bio Inc	-
Other unallocated assets – Xinrongxin	4,087
Other unallocated assets – Liaoning Boyi	30,070
Other unallocated assets – Dalian Boyi	3,762
Other unallocated assets – Chongqing Bimai	1,142,687
Other unallocated assets – BIMI	4,749,603
Total consolidated assets	$33,003,375

>>Revenues	Nine months ended September 30, 2021
Total revenues from reportable segments	$27,424,812
Other revenues	629,198
Elimination of intersegments revenues	(2,851,525)
Total consolidated revenues	$25,202,485

>> Profit or loss
Total loss from reportable segments	$(1,303,167)
Elimination of intersegments profit or loss	(667,910)
Unallocated amount:
Amortization of discount of convertible notes	(2,639,374)
Other corporation expense	(665,790)
Total net loss	$(5,276,241)

>>Assets
Total assets from reportable segments	$49,176,982
Elimination of intersegments receivables	(14,180,718)
Unallocated amount:
Other unallocated assets – Xinrongxin	12,386,406
Other unallocated assets – Liaoning Boyi	177,335
Other unallocated assets – Dalian Boyi	21,841
Other unallocated assets – Chongqing Bimai	12,058,313
Other unallocated assets – BIMI	4,646,051
Total consolidated assets	$64,286,210

25. ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each type of products

For the nine months ended September 30, 2022 and 2021, respectively, the Company reported revenues for each type of products and services as follows:

	For the nine months ended September 30,
	2022	2021
Medical devices wholesale	$3,404,533	$2,524,777
Medical services	4,282,695	6,694,510
Pharmaceutical wholesale	8,956,141	14,978,955
Pharmacy retail	618,582	375,045
Other	-	629,198
Total	$17,261,951	$25,202,485

(b)	Geographic areas information

For the nine months ended September 30, 2022, and 2021, respectively, all the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of September 30, 2022, and 2021.

(c)	Major customers

For the nine months ended September 30, 2022, no customer accounted for more than 10% of the Company’s revenues. For the nine months ended September 30, 2021, no customer accounted for more than 10% of the Company’s total revenues. As of September 30, 2021, two customers accounted for more than 10% of the balance of accounts receivable which were 33.73% and 26.7%, respectively.

(d)	Major vendors

For the nine months ended September 30, 2021, no vendor accounted for more than 10% of the Company’s total purchases. As of September 30, 2021, one vendor accounted for 50.25% of the Company’s purchases.

For the nine months ended September 30, 2022, two vendors accounted for more than 10% of the Company’s purchases and its outstanding balances as at balance sheet dates:

		For the nine months ended September 30, 2022
Vendors	Segment	Purchases	Percentage of total purchases
Vendor A	Medicines	$2,152,995	17%
Vendor B	Medical devices	$1,903,776	15%

Concentrations of Risk

The Company is exposed to the following concentrations of risk:

(a)	Credit risk

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

The Company’s interest-rate risk arises from convertible promissory notes, short-term and long-term loans. The Company manages interest rate risk by varying the issuance and maturity dates, fixing interest rate of debt, limiting the amount of debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2022 and December 31, 2021, respectively, the Notes, short-term and long-term loans were at fixed rates.

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

26. SUBSEQUENT EVENTS

On October 19, 2022, BIMI International Medical Inc. (the “Registrant” or the “Company”) entered into a Sale and Purchase Agreement (the “Agreement”) to sell its wholly-owned subsidiary, Chongqing Zhuoda Pharmaceutical Co., Ltd. (“Zhuoda”), a distributor of pharmaceuticals and biologicals located in the People’s Republic of China (the “PRC”) to three citizens of the PRC who previously sold Zhuoda to the Company. Pursuant to the Agreement, the Company’s wholly-owned subsidiary Chongqing Guanzan Technology Co., Ltd. (“Guanzan”), will sell 100% of the equity interests in Zhuoda that Guanzan previously purchased for 440,000 shares of the Company’s common stock, which purchase price was subject to post-closing payments based on performance in 2022 and 2023. The 440,000 shares will be returned to the Company as the full consideration of the sale of the interests in Zhouda.

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

On December 20, 2021, we entered into a stock purchase agreement to acquire Bengbu Mali OB-GYN Hospital Co., Ltd. (“Mali Hospital”), a private OB-GYN specialty hospital with 199 beds located in Bengbu city in the southeast region of the People’s Republic of China. Mali Hospital has 148 employees, including 26 doctors, 52 nurses, 11 other medical staff members and 59 nonmedical staff members. The acquisition of Mali Hospital has not closed as of the date of this report due to delays caused by COVID-19 and other logistical issues.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses of $10,533,868 and $5,276,241 for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, the Company had an accumulated deficit of $58.4 million. In addition, the Company continues to generate operating losses and has limited cash flow from its continuing operations. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

COVID-19

During late 2019, a virus now known as the novel coronavirus or “COVID-19” appeared in Wuhan, PRC. By March 11, 2020, the World Health Organization (“WHO”) labeled COVID-19 as a pandemic and many countries around the world began closing borders and making efforts to either shelter-in-place or quarantine its population. During the first quarter of 2020, the PRC placed a mandatory quarantine on certain areas, specifically in Wuhan located in Hubei Province, which lasted for more than two months.

Our company and all of its operations are located in the PRC. Since the pandemic broke out, our operations have been materially impacted. At the beginning of February 2020, the PRC government issued a quarantine order, which lasted for more than two months in many parts of the country, where everyone had to stay at home. During February and March, all of our administrative functions had to be performed remotely. Not until the beginning of April did we start to have a small skeleton crew working in our office and were able to perform those functions that could not be handled remotely.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position. In addition to volatility in consumer demand and buying habits, we may restrict the operations of our stores or distribution facilities if we deem it necessary or if recommended or mandated by governmental authorities which would have a further adverse impact on us. For the nine months ended September 30, 2022, our revenue decreased by approximately $8 million compared to the same period in 2021, which decrease was attributable in part to the impact of COVID-19 as the PRC government’s strict control measures have continued in 2022 based on each city’s situation.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2022, and December 31, 2021, the allowance for doubtful accounts was $288,767 and $322,145, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company will cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of September 30, 2022 and December 31, 2021, the allowance for doubtful accounts were $Nil.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow-moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of September 30, 2022, and December 31, 2021, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $92,655 and $103,178, respectively.

●	Property, plant, and equipment

Property, plant, and equipment are stated at cost less accumulated depreciation and impairment, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Items	Expected useful lives	Residual value
Building	20 years	5%
Office equipment	3 years	5%
Electronic equipment	3 years	5%
Furniture	5 years	5%
Medical equipment	10 years	5%
Vehicles	4 years	5%
Leasehold Improvements	Shorter of lease term or useful life	5%

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

The Group sales of wholesale medical device mainly through Guanzan, The medical device business primarily involves purchasing wholesale medical device from the suppliers and then selling to customers. Upon obtaining purchase orders, the Company instructs warehouse agent to transfer ownership of products to customers. The transaction is normally completed within a short period of time, ranging from a few days to a month. The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers.

(3)	Wholesale pharmaceuticals

The Group sales of wholesale pharmaceuticals mainly through Shude, Pusheng and Zhuoda. The wholesale pharmaceuticals business primarily involves purchasing wholesale pharmaceuticals from the suppliers and then selling to customers. Upon obtaining purchase orders, the Company instructs warehouse agent to transfer ownership of products to customers. The transaction is normally completed within a short period of time, ranging from a few days to a month. The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers.

(4)	Medical services

The Company provides medical services through Guoyitang hospital, Zhongshan hospital, Qiangsheng hospital, Eurasia hospital and Mingkang hospital. Revenue from ancillary medical services is recognized when the related services have been rendered and includes outpatient and inpatient services.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the nine months ended September 30, 2022 the Company operated in four reportable segments: retail pharmacy, wholesale medical devices, wholesale pharmaceuticals and medical services in the PRC.

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

2022 Developments

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

On February 1, 2022, we entered into an Amendment and Settlement Agreement to amend the Stock Purchase Agreement relating to the acquisition of the Zhongshan hospital. The amendment reduced post-closing performance targets and payments and settled certain payments as a result of such amendment. Pursuant to the amendment, the purchase price was retroactively reduced by 50% from RMB 120,000,000 (currently approximately $18,864,957) to RMB 60,000,000 (currently approximately $9,432,479), the closing cash payment was retroactively reduced from RMB 40,000,000 to nil and the deferred closing stock payment was retroactively reduced from 400,000 shares of our Common Stock to 200,000 shares of Common Stock. The 2021 revenue target was also reduced by 50% from RMB 30,000,000 to RMB 15,000,000, the 2021 profit target was reduced from RMB 5,000,000 to RMB 2,500,000, the 2022 revenue target was reduced from RMB 33,000,000 to RMB 16,500,000 and the 2022 profit target was reduced from RMB 5,500,000 to RMB 2,750,000. The parties agreed that immediately after the signing of the amendment, the seller of Zhongshan hospital will execute and deliver all documents as requested by us in order to cause the return of 200,000 shares of our Common Stock on a post reverse split basis and that prior to December 31, 2022, the seller will return RMB 40,000,000 (approximately $5,618,135 ) to us in cash.

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

On July 5, 2022, the Company entered into a stock purchase agreement to acquire Phenix Bio Inc. (“Phenix”), a California based corporation that will distribute healthcare products, from Mr. Fnu Oudom, Chairman of the board of directors of the Company. Phenix is currently in the process of securing exclusive distribution rights for nine healthcare products to be developed by a third party that will target general recovery, cardiovascular and cerebrovascular disease prevention, male health care, female health care, and memory enhancement for the elderly. The products are to be sold by sub-distributors in various territories.

The Company agreed to purchase all the issued and outstanding equity interests in Phenix from Mr. Oudom in consideration of $1,800,000. At the closing, the Company paid $180,000 as a down payment, that was accounted for as a security deposit for the purchase of Phenix. The balance of the purchase price in the amount of $1,620,000 will be paid by the Company in the form of 2,700,000 shares of the Company’s Common Stock (, the value of which the parties agreed to be $1,620,000, or $0.60 per share, as a deferred payment’, fifteen (15) days after approval of the issuance of the shares by the stockholders of the Company. If the stockholders’ approval has not been received by December 31, 2022, the Company will pay outstanding $1,620,000 in cash by January 15, 2023, or such earlier or later date as the parties may agree. The per share price of the shares of Common Stock to be issued reflects a 8% discount to the five-day average closing price of the Common Stock on NASDAQ before the agreement was entered into. The audit committee and the board of directors of the Company unanimously approved the Company’s entry into the SPA. The closing of the transaction is expected to take place in the fourth quarter of 2022.

On October 19, 2022, the Company entered into a Sale and Purchase Agreement to sell its wholly-owned subsidiary, Chongqing Zhuoda Pharmaceutical Co., Ltd., a distributor of pharmaceuticals and biologicals located in the PRC to the three citizens of the PRC who previously sold Zhuoda to the Company.

Pursuant to the agreement, the Company will sell 100% of the equity interests in Zhuoda that Guanzan previously purchased for 440,000 shares of the Company’s common stock, which purchase price was subject to post-closing payments based on performance in 2022 and 2023. The 440,000 shares will be returned to the Company as the full consideration of the sale of Zhouda. In connection with the execution of the agreement, the parties also agreed to terminate the original agreement and that none of the parties will have any debt, obligation or liability to the original sellers in connection with or resulting from the earnout payment under the original agreement.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2022 and 2021 of consolidated results of operations:

	For the Nine Months Ended September 30,			Comparison
	2022	% of Revenues	2021	Amount increase (decrease)	Percentage increase (decrease)

Revenues	$17,261,951	100%	$25,202,485	$(7,940,534)	(32)%
Cost of revenues	12,993,304	75%	20,616,279	(7,622,975)	(37)%
Gross profit	4,268,647	25%	4,586,206	(317,559)	(7)%
Operating expenses	12,196,369	70%	9,522,372	2,673,997	28%
Other expenses, net	(2,643,119)	(15)%	(302,142)	(2,340,977)	775%
Loss before income tax	(10,570,841)	(60)%	(5,238,308)	(5,332,533)	102%
Income tax expense	30,216	0%	37,933	(7,717)	(20)%
Net loss	(10,601,057)	(60)%	(5,276,241)	(5,324,816)	101%
Less: non-controlling interest	(3,948)	0%	36,417	(40,365)	(111)%
Net Loss attributable to BIMI International Medical Inc.	$(10,597,109)	(60)%	$(5,312,658)	$(5,284,451)	99%

Revenues

Revenues for the nine months ended September 30, 2022 and 2021 were $17,261,951 and $25,202,485, respectively. The revenues for the nine months ended September 30, 2022 were primarily attributable to the revenues from the wholesale sales of pharmaceuticals and medical devices and from medical services provided by hospitals purchased during the first three quarters in 2022. Compared with the same period in 2021, revenue decreased $7,940,534, mainly due to the $5,866,363 decrease in sales of pharmaceuticals, the $2,411,815 decline in medical services revenues, offset in part by the $879,775 increase in medical devices revenues and the $243,537 increase in pharmacy retail revenues.

Revenues from retail pharmacy segment for the nine months ended September 30, 2022 were $618,582, generated from four retail pharmacy stores in Chongqing. Revenues from retail pharmacy segment for the nine months ended September 30, 2021 were $ 375,045 which were generated from five retail pharmacy stores in Chongqing. The growth in the retail pharmacy segment in nine month ended September 30, 2022 was from the sales of Covid-19 related pharmacy products. With the loosened local Covid-19 restrictions, customers purchase Covid-19 related products for at home use, which resulted in the increase in sales.

Revenues from the wholesale medical devices segment for the nine months ended September 30, 2022 and 2021 were $3,404,533 and $ 2,524,777, respectively. The increase is mainly due to the high demand for medical devices during the first three quarter.

Revenues from the wholesale pharmaceuticals segment for the nine months ended September 30, 2022 and 2021 were $8,956,141 and $14,978,955 respectively. The main reason for the decrease in sales in the 2022 period was the change in our customer base, as we started to develop business relationships with larger wholesale pharmaceutical companies and terminated our business with some customers who had a poor payment history. Covid-19 and the local lockdown policy also had an adverse effect on our wholesale pharmaceutical business during the second quarter of 2022.

Revenues from the medical services segment for the nine months ended September 30, 2022 and 2021 were $4,282,695 and $6,694,510, respectively. These revenues reflect the revenues generated by the Guoyitang and Zhongshan hospitals acquired in February 2021 and the Minkang, Eurasia and Qiangsheng hospitals acquired in May 2021. The decrease in revenues in the nine months ended September 30, 2022 was due to fewer patient visits during the period resulting from the continued impact of Covid-19 and the reduced availability of doctors and nurses in our hospitals.

Cost of revenues

Cost of revenues for the nine months ended September 30, 2022 and 2021 were $12,993,304 and $20,616,279, respectively. The decrease reflected the impact of the reduced sales of our wholesale pharmaceuticals segment and reduced operations of our medical services segment.

Cost of revenues of our retail pharmacy segment consists primarily of the cost of the pharmaceuticals, medical devices and other products that we sell to customers. For the nine months ended September 30, 2022 and 2021, cost of revenues of our retail pharmacy segment were $72,834 and $295,059, respectively. The decrease in the cost of revenues was a result of the decrease in sales of medical devices and the receipt of significant discounts  on Covid-19 related pharmaceuticals  in the nine months ended September 30, 2022.

Cost of revenues of our wholesale medical devices segment consists primarily of cost of medical devices, medical consumables and costs related directly to contracts with customers. For the nine months ended September 30, 2022 and 2021, the cost of revenues of our wholesale medical devices segment was $2,923,017 and $ 1,831,089. The increase is mainly attributable to the increase in sales in the nine months ended September 30, 2022.

Cost of revenues of our wholesale pharmaceuticals segment consists primarily of the cost of medicines and costs related directly to contracts with customers. For the nine months ended September 30, 2022 and 2021, the cost of revenues of our wholesale pharmaceuticals segment were $8,035,938 and $ 14,598,512, respectively. The decrease is mainly due to the decrease in sales in the nine months ended September 30, 2022.

Cost of revenues of our medical services consists primarily of the cost of medicine, doctor and nurses’ salaries and rental expenses. For the nine months ended September 30, 2022 and 2021, the cost of revenues of the medical services segment were $ 1,950,611 and $ 3,334,306, respectively. The majority of the decrease was attributable to a decrease in doctor and nurses’ salaries in the nine months ended September 30, 2022. In addition, there was a reduction in over-time payments and use of seasonal part time employees, which contributed to the decrease in the overall cost of revenues in the medical services segment.

Gross profit

For the nine months ended September 30, 2022 and 2021, we had a gross margin of 25% and 18%, respectively. For the nine months ended September 30, 2022 and 2021, the gross profit margins of our: (i) retail pharmacy segment were 88.2% and 21.3%, respectively; (ii) wholesale medical devices segment were 14.1% and 27.5%, respectively; (iii) wholesale pharmaceuticals segment were 11.4% and 2.5%; respectively, and (iv) medical services segment were 54.5% and 50.2%, respectively.

Operating expenses

Operating expenses consist mainly of auditing and legal service fees, other professional service fees, directors’ and officers’ compensation expenses, meeting and promotional expenses, changes in fair value of derivative liabilities, depreciation and amortization of items not associated with production, office rental fee and utilities.

Operating expenses from continuing operations were $12,196,369 for the nine months ended September 30, 2022 as compared to $9,522,372 for the same period in 2021, an increase of $2,673,997 or 28%. The $2.7 million increase was due to the payments to our CEO and COO in shares of our Common Stock during the nine months ended September 30, 2022. No such stock payments were made in the same period in 2021.

Operating expenses of the retail pharmacy segment for the nine months ended September 30, 2022 and 2021 were $373,744 and $547,159, respectively. The decrease in operating expense was primarily attributable to a decrease in salaries, which resulted from reduced over-time payments and use of seasonal part time employees and the reduced number of stores in the nine months ended September 30, 2022.

Operating expenses of the wholesale medical devices segment for the nine months ended September 30, 2022 and 2021 were $436,227 and $469,644, respectively. The decrease in operating expenses was primarily attributable to a decrease in promotion expenses, as there was a higher demand for medical devices.

Operating expenses of the wholesale pharmaceuticals segment for the nine months ended September 30, 2022 and 2021 were $1,278,165 and $750,023, respectively. The increase in operating expense was primarily attributable to an increase in salaries, as new business development teams were hired to develop relationships with larger wholesale pharmaceutical companies.

Operating expenses of medical services segment for the nine months ended September 30, 2022 and 2021 were $2,281,159 and $1,136,316, respectively. The increase in operating expenses was attributable to the increase in advertising and business development expense for $0.8 million- and third-party consulting fees  of $0.2 million in the nine months ended September 30, 2022.

Other expenses

For the nine months ended September 30, 2022 and 2021, we reported other expenses of $2,643,119 and $302,142, respectively. For the nine months ended September 30, 2022, such expenses primarily consisted of amortization of convertible notes of $2,270,792 and $79,595 of interest expenses relating to the bank debt incurred by our operating subsidiaries in the PRC.

For the nine months ended September 30, 2021, we had $302,142 of other expenses, net that included $79,595 of other expenses and $222,547 of interest expenses from the bank debt of the Guanzan Group and the Guoyitang and Zhongshan hospitals.

Net loss

As a result of the foregoing, our net loss increased by $5,324,816 to $10,601,057 for the nine months ended September 30, 2022 from $5,276,241 for the nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, we had cash of $1,046,876 and negative working capital of $1,515,001 as compared to cash of $4,797,849 and negative working capital of $932,493 at December 31, 2021.

On May 18, 2020, we entered into a securities purchase agreement (the “May SPA”) with two institutional investors (the “Institutional Investors”) to sell convertible notes having a face amount of $6,550,000 at an aggregate original issue discount of 19.85% (the “2020 Notes”) and ranking senior to all outstanding and future indebtedness of the Company. The 2020 Notes do not bear interest except upon the occurrence of an event of default. Each Institutional Investor also received a warrant (each an “Institutional Investor 2020 Warrant”) to purchase 325,000 shares of Common Stock at an initial exercise price of $14.225 per share (post-Split price (as defined below) and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant (the “Placement Agent 2020 Warrant”, together with the Institutional Investor 2020 Warrants, the “2020 Warrants”) to purchase up to 10% of the aggregate number of shares of Common Stock at an initial exercise price of $14.225 per share (post-Split price and subject to adjustment), subject to increase based on the number of shares Common Stock issued pursuant to the 2020 Notes.

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

On November 18, 2021, we entered into a securities purchase agreement (the “November SPA”) with the same two Institutional Investors to sell them a series of senior convertible notes (the “2021 Notes”) with an original issue discount of 20% and ranking senior to all outstanding and future indebtedness of the Company in a private placement. Each Institutional Investor paid $3,250,000 in cash for a 2021 Note in the face amount of $3,900,000. The November SPA also provided for the issuance of additional 2021 Notes in an aggregate original principal amount not to exceed $3,900,000 under certain circumstances. The November SPA also contains provisions about the Market Event Price. The 2021 Notes, which were issued on November 22, 2021, mature on the eighteen-month anniversary of the issuance date, are payable by the Company in installments and are convertible at the election of the Institutional Investors at the conversion price of $3.25 (post-Split Price and subject to the Event Market Price Adjustment), which is subject to adjustment in the event of default. Each Institutional Investor also received a warrant (each an “Institutional Investor 2021 Warrant”) to purchase 180,000 shares of Common Stock at an initial exercise price of $3.55 per share (subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant (the “Placement Agent 2021 Warrant”, together with the Institutional Investor 2021 Warrants, the “2021 Warrants”) to purchase up to 8% of the aggregate number of shares of Common Stock at an initial exercise price of $3.55 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares Common Stock issued pursuant to the 2021 Notes.

The Company implemented a reverse stock split (the “Split”) on February 2, 2022 at the ratio of 5 to 1. The 2020 Notes were fully converted before the Split, and therefore no price adjustment was actually implemented at the conversion, although the price information provided above about the 2020 Notes was post-split price. The conversion price of the 2021 Notes and the exercise price of the 2020 Warrants and the 2021 Warrants will be adjusted pursuant to the Event Market Price formula upon conversion or exercise. The outstanding balance for the convertible promissory notes as of September 30, 2022 is $6,320,075.

On February 1, 2022, the Company entered into an Amendment and Settlement Agreement to amend the stock purchase agreement relating to the acquisition of the Zhongshan. The amendment reduced post-closing performance targets and payments and settled certain payments as a result of such amendment. Pursuant to the amendment, the purchase price was retroactively reduced by 50% from RMB 120,000,000 (currently approximately $18,864,957) to RMB 60,000,000 (currently approximately $9,432,479), the closing cash payment was retroactively reduced from RMB 40,000,000 to nil and the deferred closing stock payment was retroactively reduced from 400,000 shares of our Common Stock to 200,000 shares of Common Stock. The 2021 revenue target was also reduced by 50% from RMB 30,000,000 to RMB 15,000,000, the 2021 profit target was reduced from RMB 5,000,000 to RMB 2,500,000, the 2022 revenue target was reduced from RMB 33,000,000 to RMB 16,500,000 and the 2022 profit target was reduced from RMB 5,500,000 to RMB 2,750,000.As a result of the amendments, the parties agreed that immediately after the signing of the amendment, the seller of Zhongshan hospital will execute and deliver all documents as requested by us in order to cause the return of 200,000 shares of our Common Stock and that prior to December 31, 2022, the seller will return RMB 40,000,000 (approximately $5,627,224) to us in cash.

Our PRC operating subsidiaries have individually incurred debt in connection with their operations.

Short-term loans

Zhongshan borrowed $211,274 from Chaohu Yangzi Rural Commercial Bank on July 27, 2022. The loan is due on July 27, 2023 with an interest rate of 5.80%. Chongqing Guanzan Technology loan $690,160 from Postal Savings Bank of China from November 29,2021 to November 28,2022 at an interest rate of 5.4%. Shude borrowed $112,679 from China Minsheng Banking Corp. Ltd. on March 17, 2022, which was due on March 17, 2023 with interest of 6.2%. Zhuoda borrowed $42,255 from the Industrial and Commercial Bank of China on September 11, 2022, which is payable on December 30, 2022 at an interest rate of 3.7%. Zhuoda borrowed $281,698 from the Construction Bank of China on July 8,2022, which is payable on November 30,2022 at an interest rate of 3.70%. Qianmei borrowed $44,564 from China Construction Bank on November 23, 2021, which is payable on November 23, 2022 at an interest rate of 3.85% rate.

Long-term loans

For the nine months ended September 30, 2022, and 2021, interest expense on long-term loans amounted to $59,003 and $60,953 respectively. Chongqing Guanzan Technology borrowed $84,509 from We Bank on April 26, 2022 which is due March 26,2024 with an interest rate of 9.45%. Guanzan borrowed $36,071 from Webank on December 26, 2020, which is due on December 26, 2022 with interest of 10.06%. Guanzan borrowed $59,496 from Webank on July 24, 2021, which is due on July 26, 2023 with interest of 13.68%. Guanzan borrowed $41,852 from Huaneng Guicheng Trust Co., LTD on October 7, 2021, which is due on September 26, 2023 with interest of 12.96%. Chongqing Guanzan Technology borrowed $70,695 from Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd. on February 25,2021 which is due February 24,2024 with an interest rate of 8.00%. Chongqing Shude borrowed $21,127 from Webank on December 10, 2020 which is due December 10, 2022 with an interest rate of 10.80%. Chongqing Shude borrowed $939 from Webank on December 10, 2020 which is due December 2, 2022 at an interest rate of 8.64%. Chongqing Shude borrowed $11,796 from Webank on January 5, 2021 which is due January 2, 2023 with an interest rate of 12.24%. Chongqing Shude borrowed $11,921 from Standard Chartered Bank on December 3, 2020 which is due on December 3, 2022 with an interest rate of 12.35%. Chongqing Zhuoda borrowed $117,374 from Webank_on May 10, 2022 which is due on December 10, 2022 with an interest rate of 14.58%.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2022 and 2021, respectively.

	For the nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(7,330,007)	$(2,547,926)
Net cash used in investing activities	(180,000)	(1,804,536)
Net cash provided by (used in) financing activities	4,358,181	4,514,952
Exchange rate effect on cash	(599,147)	(83,355)
Net cash inflow	$(3,750,973)	$79,135

Operating Activities

Our net loss from our operation (before non-cash adjustments) was $10.6 million for the nine months ended September 30, 2022, an increase of $5.32 million, compared to the net loss of $5.28 million incurred in the same period in 2021. We used $7,330,007 in our continuing operations during the nine months ended September 30, 2022, as compared to $2,547,926 used in continuing operating activities for the nine months ended September 30, 2021. During pandemic, the Company focused on cash flow efficiency and cut extra operations expense.

Investing Activities

Cash used in investing activities was $180,000 for the nine months ended September 30, 2022, as compared to $1,804,536 for the same period ended September 30, 2021. The $180,000 was used for a down payment deposit for the acquisition of Phenix in July 2022.

Financing Activities

Cash used in our financing activities was $4,358,181 for the nine months ended September 30, 2022, as compared to $4,514,952 provided by financing activities for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, we repaid $665,705 from bank loans and received $23,886 from related party loans. For the nine months ended September 30, 2021, cash provided by our financing activities included $4,065,500 of net proceeds from the issuance of the notes, $73,541 from bank loans, $171,657 from related party loans, offset by the repayment of $34,201 of short -term loans.

Contractual Obligations

On July 5, 2022, BIMI International Medical Inc. (the “Company”) entered into a stock purchase agreement to acquire Phenix, a California based corporation that will distribute healthcare products, from Mr. Fnu Oudom, Chairman of the board of directors of the Company. Phenix is currently in the process of securing exclusive distribution rights for nine healthcare products to be developed by a third party that will target general recovery, cardiovascular and cerebrovascular disease prevention, male health care, female health care, and memory enhancement for the elderly. The products are to be sold by sub-distributors in various territories.

Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Phenix from Mr. Oudom in consideration of $1,800,000. At the closing, the Company paid $180,000 in cash as partial consideration for the purchase of Phenix. The balance of the purchase price in the amount of $1,620,000 will be paid by the Company in the form of 2,700,000 shares of the Company’s Common Stock, the value of which the parties agreed to be $1,620,000, or $0.60 per share, such shares are to be issued within (15) days after the issuance of such shares has been approved by the stockholders of the Company. If stockholder approval is not obtained by December 31, 2022, the Company will pay the outstanding balance in cash to Mr. Oudom by January 15, 2023, or such earlier or later date as the parties may agree. The per share price of the shares to be issued reflects an 8% discount to the five-day average closing price of the Common Stock on NASDAQ before the signing of the agreement. The audit committee and the board of directors of the Company unanimously approved the Company’s entry into the SPA. The closing of the transaction is expected to take place in the fourth quarter of 2022.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during 2022. There can be no assurance, however, that our operating results will not be affected by inflation in the future. At present we can increase our product sale prices due to the rising prices charged by our suppliers. At present we are able to increase our product sale prices to offset the rising prices charged by our suppliers.

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

Management’s Remediation plan

While management believes that the financial statements, we previously filed in our SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the control deficiencies identified above, management is continuing to engage an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to provide additional training to its accounting personnel in connection with the preparation and review of our financial statements.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From January 1, 2022 to September 30, 2022, Hudson Bay converted convertible notes in the aggregate principal amount of $2,700,000 plus interest into 3,468,213 shares of Common Stock.

From January 1, 2022 to September 30, 2022, CVI converted convertible notes in the aggregate principal amount of $1,875,000 plus interest into 2,773,124 shares of Common Stock.

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

BIMI International Medical Inc.
(Registrant)

Date: November 21, 2022	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: November 21, 2022	By:	/s/ Baiqun Zhong
Baiqun Zhong
Chief Financial Officer
(Principal Financial and Accounting Officer)