Form 10-K
period 2022-12-31
BIMI International Medical Inc.
filed 2023-05-04
CIK 1213660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2022

or

 ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 000-50155

BIMI International Medical Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0563302
(State of Incorporation)	(I.R.S. Employer ID Number)

725 5th Avenue, 15th Floor, 15-01 New York NY	400010
(Address of Principal Executive Offices)	(Zip Code)

212 542 0028

(Registrant’s telephone number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	BIMI	The NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes   ☒ No

As of April 26, 2023, the registrant had 4,384,780 shares of common stock, par value $0.001 per share, issued and shares outstanding.

BIMI INTERNATIONAL MEDICAL INC.

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Annual Report on Form 10-K and other reports and registration statements filed by us with the U.S. Securities and Exchange Commission (“SEC”). Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. Forward-looking information and statements should not be viewed as predictions and should not be the primary basis upon which investors evaluate us. Any investor in our Common Stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

FINANCIAL STATEMENTS AND CURRENCY PRESENTATION

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and publish our financial statements in United States Dollars. All share and per share information included in this Annual Report have been adjusted to reflect a 1-for-5 reverse-split effective as of February 3, 2022 and a 1-for-10 reverse-split effective as of December 9, 2022.

ii

PART I

ITEM 1. BUSINESS

The Company

BIMI International Medical Inc. is a holding company incorporated in Delaware with operations conducted through operating subsidiaries in the People’s Republic of China (the “PRC” or “China”) and holding company subsidiaries in the PRC, the British Virgin Islands and the Hong Kong Special Administrative Region of the PRC (“Hong Kong”). Our corporate structure contains no variable interest entities. We are not a Chinese operating company and our structure involves unique risks to investors. As used herein the terms “we,” “us,” “our,” “BIMI” and the “Company” means BIMI International Medical Inc., a Delaware corporation, and its subsidiaries.

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

BIMI International Medical Inc. is the public company in which investors hold our common stock and as a holding company does not conduct any of our operations. All of our subsidiaries are wholly-owned. A listing identifying the place of incorporation, type of legal entity, principal activity and the ownership interest in our Company and each of its subsidiaries follows:

Entity Name	Place of Incorporation	Type of legal entity	Ownership Percentage	Shareholder(s)	Principal activities	Whether an operating entity
BIMI International Medical Inc.	Delaware	Public company	100%	Public company	Holding Company	Operating entity
Bimai Pharmaceutical (Chongqing) Co., Ltd.	Chongqing, China	Limited liability company	100%	BIMI International Medical Inc.	Holding company	Operating entity
Boyi (Liaoning) Technology Co., Ltd	Liaoyang, China	Limited liability company	100%	BIMI International Medical Inc.	IT Technology service research and development	Operating entity
Lasting Wisdom Holdings Limited	BVI	Limited liability company	100%	BIMI International Medical Inc.	Holding company	Operating entity
PUKUNG Limited	Hong Kong, China	Limited liability company	100%	Lasting Wisdom Holdings Limited	Investment company	Operating entity
Beijing Xinrongxin Industrial Development Co., Ltd	Beijing, China	Inactive limited liability company	100%	PUKUNG Limited	holding company	Operating entity
Chongqing Guanzan Technology Co., Ltd.	Chongqing, China	Limited liability company	100%	Bimai Pharmaceutical (Chongqing) Co., Ltd.	Wholesale distribution of medical devices in the PRC	Operating entity
Dalian Boyi Technology Co., Ltd.	Dalian, China	Limited liability company	100%	Bimai Pharmaceutical (Chongqing) Co., Ltd.	IT Technology service research and development	Operating entity
Bimai Hospital Management (Chongqing) Group Co., Ltd.	Chongqing, China	Limited liability company	100%	Bimai Pharmaceutical (Chongqing) Co., Ltd.	Hospital management in the PRC	Operating entity

Chongqing Shude Pharmaceutical Co., Ltd.	Chongqing, China	Limited liability company	95%	Chongqing Guanzan Technology Co., Ltd.	Wholesale distribution of generic drugs in the PRC	Operating entity
Chongqing Lijiantang Pharmacy Chain Co., Ltd.	Chongqing, China	Limited liability company	100%	Chongqing Guanzan Technology Co., Ltd.	Wholesale distribution of generic drugs in the PRC	Operating entity
Pusheng Pharmaceutical (Chongqing) Co., Ltd.	Chongqing, China	Limited liability company	100%	Chongqing Guanzan Technology Co., Ltd.	Wholesale distribution of generic drugs in the PRC	Operating entity
Suzhou Eurasia Hospital Co., Ltd.	Anhui, China	Limited liability company	100%	Bimai Hospital Management (Chongqing) Group Co., Ltd.	Hospital in the PRC	Operating entity
Yunnan Yuxi Minkang Hospital Co., Ltd.	Yunnan, China	Limited liability company	100%	Bimai Hospital Management (Chongqing) Group Co., Ltd.	Hospital in the PRC	Operating entity
Wuzhou Qiangsheng Hospital Co., Ltd.	Guangxi, China	Limited liability company	100%	Bimai Hospital Management (Chongqing) Group Co., Ltd.	Hospital in the PRC	Operating entity
Chaohu Zhongshan Minimally Invasive Hospital Co.,Ltd.	Anhui, China	Limited liability company	100%	Bimai Hospital Management (Chongqing) Group Co., Ltd.	Hospital in the PRC	Operating entity
Chongqing Guoyitang Hospital Co., Ltd.	Chongqing, China	Limited liability company	100%	Bimai Hospital Management (Chongqing) Group Co., Ltd.	Hospital in the PRC	Operating entity
Chongqing Huzhongtang Health Technology Co., Ltd.	Chongqing, China	Limited liability company	100%	Chongqing Guoyitang Hospital Co., Ltd.	Wholesale distribution of generic drugs in the PRC	Operating entity

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

 Status under Holding Foreign Companies Accountable Act

In December 2021, the SEC adopted rules (the “Final Rules”) to implement the Holding Foreign Companies Accountable Act (the “HFCAA”). The HFCAA includes requirements for the SEC to identify issuers who file annual reports with audit reports issued by independent registered public accounting firms located in foreign jurisdictions that the Public Company Accounting Oversight Board (“PCAOB”) is unable to inspect or investigate completely because of a position taken by a non-U.S. authority in the accounting firm’s jurisdiction (“Commission-Identified Issuers”). The HFCAA also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s independent registered public accounting firm for three consecutive years since 2021, the SEC shall prohibit the issuer’s securities registered in the United States from being traded on any national securities exchange or over-the-counter markets in the United States. In December 2022, the Accelerating Holding Foreign Companies Accountable Act amended the HFCAA to shorten the three-year period to two years.

Under the Final Rules, the SEC adopted submission and disclosure requirements by amending Form 10-K and other annual reporting forms and established procedures to identify issuers and prohibit the trading of the securities of certain registrants as required by the HFCAA. Specifically, the Final Rules require each Commission-Identified Issuer to submit documentation to the SEC annually on or before its annual report due date that establishes that it is not owned or controlled by a government entity in its public accounting firm’s foreign jurisdiction and require additional specified disclosures by “foreign issuers” as defined in Rule 3b-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC identifies an issuer as a Commission-Identified Issuer after the issuer files its annual report and on a rolling basis, and will impose an initial trading prohibition on an issuer as soon as practicable after it has been conclusively identified as a Commission-Identified Issuer for two consecutive years. To end an initial or subsequent trading prohibition, a Commission-Identified Issuer must certify that it has retained a registered public accounting firm that the PCAOB has determined it is able to inspect or investigate. To make that certification, the Commission-Identified Issuer must file financial statements that include an audit report signed by such a registered public accounting firm.

In August 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission (the “CSRC”) and the Ministry of Finance of the People’s Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. PCAOB staff members conducted on-site inspections and investigations from September to November 2022, and in December 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and confirmed that until such time as the PCAOB issues any new determination, there are no Commission-Identified Issuers at risk of having their securities subject to a trading prohibition under the HFCAA.

Given that Audit Alliance LLP, a Singapore based independent accounting firm, serves as the principal accountant to audit our consolidated financial statements to be filed with the SEC, we believe we are compliant with the HFCAA, which should preclude a finding by the SEC that we are a Commission-Identified Issuer and therefore the delisting of our Common Stock from the Nasdaq Capital Market. For a detailed description of risks related to our doing business in China and status under the HFCAA, see “Item 1A. Risk Factors - Risks Related to Our Doing Business in the PRC”.

Recent Regulatory Developments in China

The PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted outside of China and over foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China, including enforcement actions against illegal activities in the securities market, enhancing supervision over China-based companies listed outside of China using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, in July 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack-Down on Illegal Securities Activities (the “Securities Opinions”) which emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. In November 2021, the Cyberspace Administration of China (the “CAC”) released the draft Administrative Regulations on Cyber Data Security for public comments, which requires, among others, that a prior cybersecurity review should be required for listing abroad of data processors which process over one million users’ personal information, and the listing of data processors in Hong Kong which affects or may affect national security. On February 17, 2023, the CSRC released the Overseas Listing Trial Measures, and five relevant guidelines, which became effective on March 31, 2023, requiring the Chinese domestic companies’ overseas offerings and listings of equity securities be filed with the CSRC.

The Chinese government may further promulgate relevant laws, rules and regulations that may impose additional and significant obligations and liabilities on overseas listed PRC companies regarding data security, cross-border data flow, anti-monopoly and unfair competition, and compliance with China’s securities laws. It is uncertain whether or how these new laws, rules and regulations and the interpretation and implementation thereof may affect us, but among other things, our ability to obtain external financing through the issuance of equity securities in the United States, Hong Kong or other markets could be negatively affected, and as a result, the trading prices of our Common Stock could significantly decline or become worthless. For a detailed description of risks related to our doing business in China, please see the section of this Annual Report titled “Item 1A. Risk Factors—Risks Related to Our Doing Business in the PRC.”

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

Development of Our Business

Strategy

Our strategy is to build a comprehensive healthcare ecosystem, centering on online and offline healthcare products and services, including retail and wholesale sales of medical devices and pharmaceuticals, and hospital services. We intend to expand through both organic growth and acquisitions.

The Boqi Zhengji Acquisition and Subsequent Disposition

On October 14, 2019, as the initial step in our shift of focus from the energy sector to the healthcare business, we acquired Boqi Zhengji Pharmacy Chain Co., Ltd. (“Boqi Zhengji”), the operator of a pharmacy chain in the PRC, by purchasing 100% of the equity interests of Lasting Wisdom Holdings Limited (“Lasting”), Boqi Zhengji’ s parent company. Lasting, through its wholly owned subsidiaries Pukung Limited (“Pukung”) and Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”), owned all the ownership interests in Boqi Zhengji. The purchase price for Boqi Zhengji consisted of RMB 40 million (approximately $5,655,709) and 300,000 shares of Common Stock. The 300,000 shares of Common Stock were issued to the sellers in October 2019. The cash consideration, which was subject to post-closing adjustments based on the performance of Boqi Zhengji, measured by its pharmacy club member headcount and gross profit in 2020, was not payable until 2021.

Shortly after the acquisition, the business of Boqi Zhengji was severely impacted by the spread of the coronavirus, or COVID-19, and its revenues plummeted. On December 11, 2020, we entered into a Termination and Release Agreement (the “Release Agreement”) with the four individuals who sold Boqi Zhengji to us. We and the sellers confirmed that Boqi Zhengji’s performance targets as stipulated in the stock purchase agreement dated April 11, 2019 (as amended on February 6, 2020) would not be met, and therefore the sellers would not be eligible to receive the contingent RMB 40 million cash consideration or any other additional payment.

On December 11, 2020, we entered into an agreement to sell all the issued and outstanding equity interests in Boqi Zhengji to a third-party in consideration of $1,700,000 to be paid in cash at the closing. While the cash consideration was received on December 18, 2020, the official recognition of the closing was not received until February 2, 2021.

The NF Group disposition

In late 2019, we committed to a plan to dispose of our legacy energy business, NF Energy Savings Corporation and its subsidiaries (the “NF Group”) in order to focus on our healthcare business. On March 31, 2020, we entered into an agreement to sell the NF Group for $10 million to be paid in cash at the closing. The transaction closed on June 23, 2020, at which time we received $10 million.

The Guanzan Acquisition

On February 1, 2020, we entered into a stock purchase agreement to acquire Chongqing Guanzan Technology Co. Ltd. (“Guanzan”), a company engaged in the distribution of medical devices and pharmaceuticals, based in Chongqing, the largest city in Southwest region of the PRC. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Guanzan and its 80% owned subsidiary, Chongqing Shude Pharmaceutical Co. Ltd, (“Shude”) (together the “Guanzan Group”) for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 19,000 shares of Common Stock and the cash payment of RMB 80,000,000 (approximately $11,428,571). On March 18, 2020, we closed the Guanzan Group acquisition by delivering 19,000 shares of Common Stock. The cash consideration was subject to post-closing adjustments based on the performance of the Guanzan Group in 2020 and 2021.

On November 20, 2020, the parties to the acquisition agreement entered into a Prepayment and Amendment Agreement in light of Guanzan’s performance since its acquisition, providing for the prepayment of RMB 20,000,000 of the contingent cash consideration in the form of shares of Common Stock. On November 30, 2020, we issued 20,000 shares of Common Stock then valued at $3 million as the prepayment. On August 27, 2021, we issued 92,000 shares of Common Stock in full payment of the balance of the post-closing consideration for the acquisition of the Guanzan Group. On April 9, 2021, we increased our equity interest in Shude from 80% to 95.2% by making a direct capital investment in Shude.

The Guoyitang Acquisition

On December 9, 2020, we entered into an agreement to acquire Chongqing Guoyitang Hospital (“Guoyitang”), the owner and operator of a private general hospital in Chongqing City, a city in Southwest China, with 50 hospital beds and 98 employees, including 14 doctors, 28 nurses, 43 other medical staff and 13 non-medical staff. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Guoyitang for RMB 100,000,000 (approximately $15,325,905) to be paid by the issuance of 40,000 shares of Common Stock and the payment of RMB 60,000,000 (approximately $9,195,543) in cash. The acquisition closed on February 2, 2021, at which time 40,000 shares of Common Stock were delivered to the sellers. The cash consideration of RMB 60,000,000 (approximately $9,195,543) was paid in December 2020. The balance of the purchase price of RMB 40,000,000 (approximately $6,097,560) was subject to post-closing adjustments based on the performance of Guoyitang in 2021 and 2022. For the year ended December 31, 2021, there was a performance failure in the performance of Guoyitang, accordingly the sellers were not eligible to receive any contingent payments.

The Zhongshan Acquisition and Disposition

On December 15, 2020, we entered into a stock purchase agreement to acquire Chaohu Zhongshan Minimally Invasive Hospital (“Zhongshan”), a private hospital in the Southeast region of China with 160 hospital beds and 95 employees, including 20 doctors, 48 nurses, 10 other medical staff and 17 non-medical staff. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Zhongshan for RMB 120,000,000 (approximately $18,348,623), to be paid by the issuance of 40,000 shares of Common Stock and the payment of RMB 80,000,000 in cash. The transaction closed on February 5, 2021, when 100% of the ownership interest in Zhongshan was transferred to our company. The cash consideration of RMB 40,000,000 (approximately $6,116,207) was paid to the seller in December 2020. On February 12, 2021, we issued 40,000 shares of Common Stock then valued at RMB 40,000,000 (approximately $6,116,207) to the seller as part of the consideration. The balance of the purchase price in the amount of RMB 40,000,000 (approximately $6,116,207) was subject to post-closing adjustments based on the performance of Zhongshan in 2021 and 2022.

On February 1, 2022, we entered into an amendment to the agreement providing for the reduction of the purchase price, including a retroactive 50% decrease in the closing cash payment, a 50% retroactive decrease in the deferred closing stock payment and a 50% reduction of the 2021 and 2022 performance targets. As a result of such amendment, the Seller agreed to return RMB 40,000,000 in cash to us in 2022 and 20,000 shares of Common Stock, which were previously delivered to the seller as part of the closing consideration for Zhongshan.

In response to the poor performance of Zhongshan since its acquisition, on December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to the seller. As consideration for the transfer, the seller agreed to return to us the 40,037 shares of Common Stock, that were previously issued as part of the closing consideration. The seller agreed to release us from any and all claims relating to the two earnout payments that were payable under the original purchase agreement. Pursuant to the agreement, we will continue to own 13% of the equity interests in Zhongshan, with a put option to sell part or all of such shares to the seller before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by us and the seller. The transaction is expected to close in the second quarter of 2023.

The Qiangsheng, Eurasia And Minkang Hospitals Acquisition and Disposition

On April 9, 2021, we entered into a stock purchase agreement to acquire Wuzhou Qiangsheng Hospital (“Qiangsheng”), Suzhou Eurasia Hospital (“Eurasia”) and Yunnan Yuxi MinKang hospital (“Minkang”). Qiangsheng, Eurasia and Minkang are private hospitals in the Southern, Northern and Southwest region of China, respectively. The three hospitals were under common control. Qiangsheng has 20 hospital beds and 63 employees, including 18 doctors, 17 nurses, 8 other medical staff and 20 non-medical staff. Eurasia has 12 hospital beds and 52 employees, including 12 doctors, 15 nurses, 7 other medical staff and 18 non-medical staff. Minkang has 126 hospital beds and 116 employees, including 24 doctors, 58 nurses, 12 other medical staff and 22 non-medical staff. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Qiangsheng, Eurasia and Minkang Hospitals for RMB 162,000,000 (approximately $24,827,927), to be paid by the issuance of 80,000 shares of Common Stock and the payment of RMB 84,000,000 in cash. The first payment of the cash consideration was RMB 20,000,000 (approximately $3,097,317). The second and third payments of the Cash Consideration of RMB 64,000,000 (approximately $9,911,416) were subject to post-closing adjustments based on the performance of Qiangsheng, Eurasia and Minkang in 2021 and 2022. The sellers had the right to receive the second and third payments in the form of shares of Common Stock valued at $150.00 per share or in cash. The transaction closed on May 6, 2021, at which time the 80,000 shares of Common Stock were issued. Cash consideration of RMB 20,000,000 was paid on December 1, 2021.

In response to the poor performance of these three hospitals since their acquisition, on December 28, 2022, we entered into an agreement to transfer 90% of the equity interests in Qiangsheng, Eurasia and Minkang back to the sellers. As consideration for the transfer, the sellers agreed to return to us the 80,000 shares of Common Stock which were previously issued upon the acquisition of the three hospitals. Pursuant to the agreement, we will continue to own 10% of the equity interests in each of the three hospitals, with a put option to sell part or all of such shares to the sellers before December 31, 2032, based on a valuation determined by a reputable third party appraisal firm jointly chosen by us and the sellers. The sales of Qiangsheng, Minkang and Eurasia are expected to close in the second quarter of 2023.

The Zhuoda Acquisition and Disposition

On September 10, 2021, we entered into a stock purchase agreement to acquire Chongqing Zhuoda Pharmaceutical Co., Ltd. (“Zhuoda”), a company engaged in the distribution of medical devices and pharmaceuticals, based in Chongqing, the largest city in Southwest region of the PRC. Pursuant to the agreement, we agreed to purchase all of the issued and outstanding equity interests in Zhuoda in consideration of $11,617,500 (RMB 75,000,000). Pursuant to the acquisition agreement the entire purchase consideration was payable in shares of Common Stock. At the closing, 44,000 shares of Common Stock valued by the parties at RMB 43,560,000, or $150.00 per share (approximately $6,600,000) were issued as partial consideration for the purchase and the remainder of the purchase price of approximately $5,017,500 (RMB 31,440,000), was subject to post-closing adjustments based on the performance of Zhuoda in 2022 and 2023.

In response to the poor performance of Zhouda since its acquisition, we entered into a sale and purchase agreement to sell Zhuoda back to the former owners of Zhuoda on October 19, 2022. Pursuant to the agreement, we sold 100% of the equity interests in Zhuoda in consideration for the return of the 44,000 shares of Common Stock previously issued to the former owners of Zhouda. The transaction closed effective November 23, 2022, when 100% of the equity interests in Zhuoda were transferred to the former owners and the 44,000 shares of Common Stock were returned to us.

The Mali Hospital Transaction

On December 20, 2021, we entered into a stock purchase agreement to acquire Bengbu Mali OB-GYN Hospital Co., Ltd. (“Mali Hospital”), a private OB-GYN specialty hospital with 199 beds located in Bengbu city in the southeast region of the People’s Republic of China. We agreed to purchase all the issued and outstanding equity interests in Mali Hospital in consideration of $16,750,000. On January 4, 2022, we paid RMB7,227,000 to the seller as partial consideration. On December 15, 2022, we entered into an agreement to terminate the stock purchase agreement. Pursuant to the Termination Agreement, the Original Agreement will terminate effective as of the date of the return of the 60,000 shares of the Company’s common stock previously issued to the sellers of Mali Hospital and certain third-party beneficiaries. Such return is expected to take place promptly. The Company did not incur any penalties as a result of the termination of the Original Agreement. As of the date of this annual report, we have not received the refund of RMB7,227,000 that we paid on January 4, 2022.

Acquisition of Phenix Bio Inc.

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor of healthcare products. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which has been paid, plus 5,270,000 shares of the Company’s common stock, of which 270,000 shares will be issued upon the approval of the issuance by the Company’s shareholders and the balance of 5,000,000 shares will be issued if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023, subject to the approval of the Company’s shareholders.

Segments

In 2021 and 2022 we were engaged in four business segments, wholesale pharmaceuticals, wholesale medical devices, medical services and retail pharmacies. In 2020, we were engaged in three business segments, wholesale pharmaceuticals, wholesale medical devices and retail pharmacies.

Our Businesses

BIMI International Medical Inc. is the public company in which investors hold our common stock and as a holding company it does not conduct any of our operations.

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

Our wholesale medical devices and pharmaceuticals business are operated by Guanzan and to a lesser degree Zhuoda in Chongqing, the largest city in Southwestern PRC., to drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest region of China. In response to the poor performance of Zhouda, we sold Zhuoda to its former owners in November 2022.

Guanzan distributes both domestic and imported advanced medical devices, such as Stryker spinal products, Olympus endoscopes, imported imaging products and diagnostic imaging equipment. Guanzan and Zhuoda distribute medical devices to drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest region of the PRC. The majority of our medical device customers are private enterprises in China. Revenues from medical devices for the years ended December 31, 2022 and 2021 was $4,142,455 and $3,445,107 respectively. For the year ended December 31, 2022, our top ten wholesale medical device customers accounted for 77.00% of our wholesale medical devices revenues and one customer accounted for 18% of our wholesale medical devices revenues.

We use third party logistics services providers to transport our medical device products to our customers.

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

For the year ended December 31, 2022, our top ten wholesale pharmaceutical customers accounted for 65% of our wholesale pharmaceutical revenues and three customers accounted for 10.30%, 10.26% and 10.06% of our wholesale pharmaceutical revenues.

Medical Services

Beginning in 2021, we began to acquire hospitals in an effort to establish a nationwide chain of hospitals specializing in obstetrics and gynecology. In February 2021, we acquired Guoyitang, the owner and operator of a private general hospital in Chongqing City, a city in Southwest China, with 50 hospital beds and 98 employees, including 14 doctors, 28 nurses, 43 other medical staff and 13 non-medical staff. In February 2021, we also acquired Zhongshan; a private hospital in the Southeast region of China with 160 hospital beds and 95 employees, including 20 doctors, 48 nurses, 10 other medical staff and 17 non-medical staff. In May 2021, we acquired the Qiangsheng, Eurasia and Minkang hospitals in the Southern, Northern and Southwest regions of China, respectively. Qiangsheng has 20 hospital beds and 63 employees, including 18 doctors, 17 nurses, 8 other medical staff and 20 non-medical staff. Eurasia has 12 hospital beds and 52 employees, including 12 doctors, 15 nurses, 7 other medical staff and 18 non-medical staff. Minkang has 126 hospital beds and 116 employees, including 24 doctors, 58 nurses, 12 other medical staff and 22 non-medical staff. Revenues from our hospitals s for the years ended December 31, 2022 and 2021 were $5,446,619 and $6,398,379 respectively.

Our efforts to establish a nationwide chain of specialized hospitals in 2022 met with adversity due to the impact of the COVID-19 pandemic and the actions taken by PRC government to combat the spread of COVID-19. As a result, we determined to cease operating Zhongsham and the Qiangsheng, Eurasia and Minkang hospitals. The Zhongshan transaction is expected to close in the second quarter of 2023. The sales of Qiangsheng, Minkang and Eurasia are expected to close in the second quarter of 2023.

Retail Pharmacies

Our retail pharmacy business sells pharmaceuticals and other healthcare products to customers through directly-owned retail stores. The retail stores offer a wide range of products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicines, personal and family care products and medical devices, as well as miscellaneous items. We started to operate in the pharmacy market upon completion of the acquisition of Boqi Zhengji in October 2019. In 2020, we sold the Boqi Pharmacy Group and established a chain of retail pharmacies under the brand name “Lijiantang Pharmacy” in the city of Chongqing, PRC. In September 2021, we closed a pharmacy because of poor performance due to nearby road renovations. By year-end 2022, we had four pharmacies in Chongqing. Each of our pharmacies employs at least one pharmacist, a store manager and several salespersons. Revenues from our retail pharmacies for the years ended December 31, 2022 and 2021 were $856,596 and $316,647, respectively.

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

Our retail pharmacy business procures its products from national wholesalers, small regional wholesalers and various pharmaceuticals trading platforms

Phenix Bio Inc.

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor and manufacturer of healthcare products. Pursuant to the Phenix SPA, we agreed to purchase all the issued and outstanding equity interests in Phenix. The transaction closed effective March 15, 2023. Phenix is focused on sales of nutritional supplements having a scientific and natural foundation. Such products are principally sold on-line. Phenix’s supplements. Phenix began its operations in 2022 and achieved revenues of approximately $414,000, with a gross margin of approximately 70.0%

Regulatory Compliance

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

The following table provides details of the licenses and permissions held by our subsidiaries in China:

Company	Licenses and Permissions	License Issuers	Term of Validity
Bimai Pharmaceutical (Chongqing) Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Yuzhong District, Chongqing Municipal	Perpetual since December 22，2020
Chongqing Guanzan Technology Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Jiulongpo District, Chongqing Municipal	Perpetual since March 11, 2013
Chongqing Guanzan Technology Co., Ltd.	Medical device business license	Administration for Market Regulation of Jiulongpo District, Chongqing Municipal	May 17, 2021 to February 11, 2023
Chongqing Shude Pharmaceutical Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Jiulongpo District, Chongqing Municipal	Perpetual since January 17, 1996
Chongqing Lijiantang Pharmacy Chain Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Jiulongpo District, Chongqing Municipal	Perpetual since April 30, 2020
Chongqing Lijiantang Pharmacy Chain Co., Ltd.	Medical business license	Chongqing Municipal Drug Administration	October 23, 2021 to December 01, 2025
Chongqing Lijiantang Pharmacy Chain Co., Ltd.	Internet drug information service qualification certificate	Chongqing Municipal Drug Administration	December 11, 2020 to December 10, 2025
Chongqing Lijiantang Pharmacy Chain Co., Ltd.	Type II medical device business record certificate	Administration for Market Regulation of Jiulongpo District, Chongqing Municipal	Perpetual since November 22, 2021
Chongqing Lijiantang Pharmacy Chain Co.,Ltd.	Food business license	Administration for Market Regulation of Jiulongpo District, Chongqing Municipal	From November 02, 2020 to November 01, 2025
Pusheng Pharmaceutical (Chongqing) Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Yuzhong District, Chongqing Municipal	Perpetual since April 28, 2021
Pusheng Pharmaceutical (Chongqing) Co., Ltd.	Medical business license	Chongqing Municipal Drug Administration	From June 16, 2021 to June 15, 2026
Pusheng Pharmaceutical (Chongqing) Co., Ltd.	Type II medical device business record certificate	Administration for Market Regulation of Yuzhong District, Chongqing Municipal	Perpetual since July 14, 2021

Chaohu Zhongshan Minimally Invasive Hospital Co., Ltd.	Industrial and commercial business license	Chaohu Administration for Market Regulation	Perpetual since October 28, 2021
Chaohu Zhongshan Minimally Invasive Hospital Co., Ltd.	Practicing license of medical institution	Chaohu Municipal Health Commission	From March 26, 2021 to March 25, 2026
Chongqing Guoyitang Hospital Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Nan’an District, Chongqing Municipal	Perpetual since November 10, 2015
Chongqing Guoyitang Hospital Co., Ltd.	Practicing license of medical institution	Nan’an District Health and Health Commission of Chongqing	June 25, 2021 to October 11, 2025
Chongqing Huzhongtang Health Technology Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Nan’an District, Chongqing Municipal	Perpetual since November 25, 2015
Chongqing Huzhongtang Health Technology Co., Ltd.	Medical device business license	Administration for Market Regulation of Nan’an District, Chongqing Municipal	From April 01, 2021 to March 31, 2026
Boyi (Liaoning) Technology Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Liaoyang District	Perpetual since June 24, 202
Dalian Boyi Technology Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Zhongshan District, Dalian Municipal	Perpetual since January 07, 2020
Bimai Hospital Management (Chongqing) Group Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Yuzhong District, Chongqing Municipal	Perpetual since April 28, 2021
PUKUNG LIMITED	Certificate of Incorporation	Registrar of Companies, Hong Kong Special Administrative Region	From March 29, 2022 to March 28, 2023
Yunnan Yuxi Minkang Hospital Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Hongta District, Yuxi Municipal	Perpetual since June 14, 2002
Yunnan Yuxi Minkang Hospital Co., Ltd.	Practicing license of medical institution	Hongta District Health Bureau of Yuxi	From August 2, 2022 to August 1, 2027
Wuzhou Qiangsheng Hospital Co., Ltd.	Industrial and commercial business license	Wuzhou Municipal Bureau of Administrative Examination and Approval	From 5 July 2019 to 4 July 2049
Wuzhou Qiangsheng Hospital Co., Ltd.	Practicing license of medical institution	Changzhou District Health and Family Planning Bureau of Wuzhou	From January 14, 2019 to January 14, 2023
Suzhou Eurasian Hospital Co., Ltd.	Industrial and commercial business license	Administration for Market Regulation of Yongqiao District, Suzhou Municipal	Perpetual since 22 July ,2015
Suzhou Eurasian Hospital Co., Ltd.	License to practice in a medical institution	Yongqiao District Health Committee of Suzhou	July 14, 2020 to July 13, 2025
Lasting Wisdom Holdings Limited	Certificate of Incorporation	British Virgin Islands	From June 01, 2022 to May 31, 2023
Beijing Xinrongxin Industrial Development Co., Ltd.	Industrial and commercial business license	Administration for Industry and Commerce of Chaoyang Branch, Beijing Municipal	Perpetual since May 30, 2018

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

Cash Transfers and Dividend Distributions

We are offshore holding company conducting business through our PRC subsidiaries. In order to fund their operations, we may make loans to our PRC subsidiaries, or we may make additional capital contributions to our PRC subsidiaries. Such loans to our PRC subsidiaries and capital contributions are subject to PRC regulations and approvals or filings. For example, loans by us to our PRC subsidiaries cannot exceed statutory limits and must be registered with SAFE or its local branch. Information about capital contributions to our PRC subsidiaries must be filed with the PRC Ministry of Commerce or its local counterpart. In addition, the PRC government also restricts the convertibility of foreign currencies into Renminbi and use of the proceeds. According to SAFE Circular 19 and SAFE Circular 16, the flow and use of the Renminbi capital converted from foreign currency denominated registered capital of a foreign-invested company is regulated such that Renminbi capital may not be used for business beyond its business scope or to provide loans to persons other than affiliates unless otherwise permitted under its business scope. On October 23, 2019, SAFE promulgated Circular 28, which stipulates that non-investment foreign-funded enterprises are allowed to make domestic equity investment with their capital funds on the premise that the Negative List is not violated and the projects invested thereby in China are true and compliant. Violations of the applicable circulars and rules may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Regulations. The Circular Regarding Further Optimizing the Cross-border RMB Policy to Support the Stabilization of Foreign Trade and Foreign Investment jointly promulgated by the PBOC, NDRC, the Ministry of Commerce, the State-owned Assets Supervision and Administration Commission of the State Council, the China Banking and Insurance Regulatory Commission and SAFE on December 31, 2020 and effective on February 4, 2021 allows the non-investment foreign-invested enterprises to make domestic reinvestment with RMB capital in accordance with the law on the premise that they comply with prevailing regulations and the invested projects in China are authentic and compliant. In addition, if a foreign-invested enterprise uses RMB income under capital accounts to conduct domestic reinvestment, the invested enterprise is not required to open a special deposit account for RMB capital. See “Item 1A. Risk Factors - Risks Related to Doing Business in China - PRC regulations on loans and direct investments by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC subsidiaries.”

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

During the normal course of our business, cash is transferred between our subsidiaries via wire transfer to and from bank accounts to pay certain business expenses. Cash is maintained by the parent company BIMI International Medical Inc. in its bank account and transferred to our subsidiaries when necessary. In addition, cash may be used by BIMI as the holding company to meet corporate expenses such as audit fees, attorneys’ fees, stock exchange listing fees, IR/PR expenses and corporate administrative support expenses. In 2022, we transferred $5,600,000 in capital contributions and loans to our operating subsidiaries in the PRC. As a public company, there are restrictions and limitations on our ability to distribute earnings to the parent holding company and U.S. investors, depending on various factors such as the company’s financial condition, legal obligations, and applicable regulations. For more information, see Item 15. Exhibits and Financial Statement Schedules for our condensed consolidating schedule and consolidated financial statements,” that are filed as part of the report, beginning on page F-1.

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

Cash Management Policies and Procedures

Under our informal cash management policy, the frequency and amount of intercompany transfers of funds is determined based on the working capital needs of our subsidiaries and intercompany transactions and is subject to internal approval processes and funding arrangements. Our management reviews and monitors our cash flow forecast and working capital needs of our subsidiaries on a regular basis. In addition, capital contributions and intercompany loan arrangements are subject to local jurisdiction and banking regulations. In this regard, we have not faced difficulties or limitations in our ability to transfer cash between subsidiaries in any of our operating jurisdictions. BIMI Medical International Inc, our Delaware holding company, has been able to transfer funds to its subsidiaries, but the subsidiaries are unable to distribute funds to BIMI Medical International Inc.

On June 9, 2022, we entered into a stock purchase agreement with the Chairman of the Board of the Company, Mr. Fnu Oudom, whereby Mr. Oudom agreed to purchase 1,250,000 (post a 1-for-10 reverse split in December 2022) shares of Common Stock for $5 million, or $0.40 per share, which was subject to the approval of the shareholders of the Company. Upon approval, the $5 million was transferred to our PRC subsidiaries for working capital purposes. The transfer of funds among our operating PRC subsidiaries is subject to the Provisions of the Supreme People’s Court on Several Issues Concerning the Application of Law in the Trial of Private Lending Cases (2020 Revision, the “Provisions on Private Lending Cases”), which was implemented on August 20, 2020 to regulate the financing activities between natural persons, legal persons and unincorporated organizations. The Provisions on Private Lending Cases does not prohibit using cash generated from one subsidiary to fund another subsidiary’s operations. To date, none of our subsidiaries have made any distributions or paid any dividend to Bimi Medical International Inc. We have not been notified of any other restriction which could limit our PRC subsidiaries’ ability to transfer cash between subsidiaries. See Item 15 – “Exhibits and Financial Statement Schedules for our condensed consolidated financial statements,” that are filed as part of this report, beginning on page F-1.

Regulation of Foreign Investments

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

On December 26, 2019, the State Council promulgated the Implementation Regulations on the Foreign Investment Law, which came into effect on January 1, 2020, and it further requires that foreign-invested enterprises and domestic enterprises shall be treated equally with respect to policy making and implementation. Pursuant to the Implementation Regulations on the Foreign Investment Law, if the existing foreign-invested enterprises fail to change their original forms as of January 1, 2025, the relevant market regulation departments will not process other registration matters for the enterprises and may disclose their relevant information to the public.

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

Regulation of Overseas Securities Offerings

On February 17, 2023, the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”) and relevant supporting guidelines (collectively, the “New Administrative Rules Regarding Overseas Listings”), which came into force on March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets must fulfill the filing procedure with the CSRC pursuant to the requirements of the Trial Administrative Measures. Initial public offerings or listings in overseas markets must file with the CSRC within three (3) working days after the relevant application is submitted overseas. If an issuer offers securities in the same overseas market where it has previously offered and listed securities subsequently, filings have to be made with the CSRC within three (3) working days after the offering is completed. Upon occurrence of any material event, such as change of control, investigations or sanctions imposed by an overseas securities’ regulatory agency or other relevant competent authority, change of listing status or transfer of listing segment, or voluntary or mandatory delisting, after an issuer has offered and listed securities in an overseas market, the issuer must submit a report thereof to CSRC within three (3) working days after the occurrence and public disclosure of such event. On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Working papers produced in the Chinese mainland by securities companies and securities service providers in the process of undertaking businesses related to overseas offering and listing by domestic companies shall be retained in the Chinese mainland. Where such documents need to be transferred or transmitted to outside the Chinese mainland, relevant approval procedures stipulated by regulations shall be followed. While we believe we do not involve leaking any state secret and working secret of government agencies, or harming national security and public interest in connection with provision of documents, materials and accounting archives, there is uncertainty how the new provisions will be interpreted and implemented in the future, and we may be required to perform additional procedures in connection with the provision of accounting archives after the Confidentiality and Archives Administration Provisions come into effect. Any failure by us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our Common Stock or our other securities, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our Common Stock or such other securities to significantly decline in value or become worthless.

Regulation of Mergers and Acquisitions

PRC regulations and rules concerning mergers and acquisitions, including the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), and other regulations and rules with respect to mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that the Ministry of Commerce of the PRC (the “MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, according to the Anti-Monopoly Law of the PRC, which was amended in June 2022 and became effective as of August 1, 2022, and the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the State Administration for Market Regulation (the “SAMR”) when the threshold is crossed and such concentration shall not be implemented without the clearance of prior notification. In addition, the Measures for Security Review of Foreign Investment jointly issued by the National Development and Reform Commission and MOFCOM and the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors (the “Security Review Rules”) issued by the MOFCOM specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire the de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements.

Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes may delay or inhibit our ability to complete such transactions. It is unclear whether our business would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, MOFCOM and other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in the PRC may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.

Annual Inspections

In accordance with relevant PRC laws, all types of enterprises incorporated under PRC laws are subject to annual inspections with the State Administration for Industry and Commerce of the PRC or its local branches. In addition, foreign invested enterprises are subject to annual inspections conducted by other applicable PRC governmental authorities. In order to reduce enterprises’ burden of submitting inspection documentation to different governmental authorities, the Measures on Implementing Joint Annual Inspection on Foreign-invested Enterprises issued in 1998 by State Administration of Foreign Exchange (“SAFE”), together with six other ministries, stipulated that foreign-invested enterprises must participate in an annual inspection jointly conducted by all relevant PRC governmental authorities.

Foreign Currency Exchange Regulations.

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

In addition, any foreign loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its approved total investment amount and its approved “registered capital amount.”

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, SAFE issued Circular 75, which regulates foreign exchange matters in relation to the use of a “special purpose vehicles” by PRC residents to seek offshore equity financing and conduct “return investment” in China. Under Circular 75, a “special purpose vehicles” refers to an offshore entity established or controlled, directly or indirectly, by PRC citizens or PRC entities (collectively, as PRC residents) for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by PRC residents through the use of “special purpose vehicles,” including without limitation, establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets. Circular 75 requires that, before establishing or controlling a “special purpose vehicles,” PRC residents are required to complete foreign exchange registration with the competent local counterparts of SAFE for their overseas investments. In addition, such PRC resident is required to amend his or her SAFE registration or to file with SAFE or its competent local branch, with respect to that offshore special purpose vehicles in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China by the offshore special purpose vehicles. To further clarify the implementation of such amendment or filing procedure, SAFE requires domestic enterprises under Circular 75 to coordinate and supervise such amendment or filings with SAFE or its local counterparts by such PRC residents. If PRC residents fail to comply, the domestic enterprises are required to report to the local SAFE authorities.

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

Regulation of Overseas Listing

Recent statements by the PRC government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. The PRC government recently initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”) and relevant supporting guidelines (collectively, the “New Administrative Rules Regarding Overseas Listings”), which came into force on March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirement of the Trial Administrative Measures. According to the Trial Administrative Measures, Article 2, where a domestic company seeks to directly offer and list securities in overseas markets, the issuer shall file with the CSRC and where a domestic company seeks to indirectly offer and list securities in overseas markets, the issuer shall designate a major domestic operating entity, which shall, as the domestic responsible entity, file with the CSRC. Initial public offerings or listings in overseas markets shall be filed with the CSRC within three (3) working days after the relevant application is submitted overseas. If an issuer offers securities in the same overseas market where it has previously offered and listed securities subsequently, filings shall be made with the CSRC within three (3) working days after the offering is completed. According to the Trial Administrative Measures Article 22, upon occurrence of any material event, such as change of control, investigations or sanctions imposed by overseas securities regulatory agencies or other relevant competent authorities, change of listing status or transfer of listing segment, or voluntary or mandatory delisting, after an issuer has offered and listed securities in an overseas market, the issuer shall submit a report thereof to CSRC within three (3) working days after the occurrence and public disclosure of such event. Further, according to the Trial Administrative Measures Article 21, an overseas securities company that serves as a sponsor or lead underwriter for overseas securities offering and listing by domestic companies shall file with the CSRC within 10 working days after signing its first engagement agreement for such business, and submit to the CSRC, no later than January 31 each year, an annual report on its business activities in the previous year associated with overseas securities offering and listing by domestic companies. If an overseas securities company has entered into engagement agreements before the effectuation of the Trial Administrative Measures and is serving in practice as a sponsor or lead underwriter for overseas securities offering and listing by domestic companies, it shall file with the CSRC within 30 working days after the Trial Administrative Measures take effect. On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Working papers produced in the Chinese mainland by securities companies and securities service providers in the process of undertaking businesses related to overseas offering and listing by domestic companies shall be retained in the Chinese mainland. Where such documents need to be transferred or transmitted to outside the Chinese mainland, relevant approval procedures stipulated by regulations shall be followed. While we believe we do not involve leaking any state secret and working secret of government agencies, or harming national security and public interest in connection with provision of documents, materials and accounting archives, there is uncertainty how the new provisions will be interpreted and implemented in the future, and we may be required to perform additional procedures in connection with the provision of accounting archives after the Confidentiality and Archives Administration Provisions come into effect. Any failure by us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our Common Stock or our other securities, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our Common Stock to significantly decline in value or become worthless.

Anti-Monopoly Regulations

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

Cybersecurity Regulations

On December 28, 2021, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on February 15, 2022. According to the Cybersecurity Review Measures, the procurement of any network product or service by an operator of critical information infrastructure or the conducting of data processing activities by a network platform operator, that affects or may affect national security, will be subject to a cybersecurity review. A network platform operator that possesses personal information of more than one million users must apply to the Cybersecurity Review Office set up under the CAC for a cybersecurity review when it seeks to list overseas.

As of the date of this report, based on the advice of our PRC counsel, Chongqing Jinmujinyang (Jiulongpo) Law Firm (a/k/a in English: Chongqing Kingmoon & Kingyang (Jiulongpo) Law Firm), we do not believe that we or any of our subsidiaries are covered by the permission requirements from the CAC nor do we expect that the current PRC laws on cybersecurity or data security will have a material adverse impact on our business operations. However, as there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we could be subject to cybersecurity review, and if so, we may not be able to pass such review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have material adverse effect on our business, financial condition or results of operations. As of the date of this report, we have not been involved in any investigations on cybersecurity review initiated by the Cyber Administration of China or related governmental regulatory authorities, and we have not received any inquiry, notice, warning, or sanction in such respect. We believe that we are in compliance with the aforementioned regulations and policies that have been issued by the Cyber Administration of China.

Regulations Relating to Taxation

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

Pharmaceutical and Ancillary Regulations

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

A distributor of pharmaceutical products must obtain a distribution permit from the relevant provincial or designated municipal or county level Food and Drug Administration. The grant of such permit is subject to an inspection of the distributor’s facilities, warehouses, hygienic environment, quality control systems, personnel, and equipment. The distribution permit is valid for five (5) years, and the holder must apply for renewal of the permit within six (6) months prior to its expiration. In addition, a pharmaceutical product distributor needs to obtain a business license from the relevant administration for industry and commerce prior to commencing its business. All of our retail pharmacies have obtained necessary pharmaceutical distribution permits, and we do not expect to face any difficulties in renewing these permits and/or certifications.

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

Advertising Regulation

Under the Advertising Law of the PRC, the contents of an advertisement must be true, lawful, without falsehood, and must neither deceive nor mislead consumers. Accordingly, advertisements must be examined by the competent authority prior to its publication or broadcast through any form of media. In addition, advertisements of pharmaceutical products may only be based on a drug’s approved indication of use statement and may not contain any assurance of a product’s efficiency, treatment efficiency, curative rate, or any other information prohibited by law. Advertisement for certain drugs should include an admonishment to seek a doctor’s advice before purchasing and application. Advertising is prohibited for certain drugs such as anesthetics and psychotropic drugs.

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

According to the Regulations on the Control of Narcotic Drugs and Psychotropic Drugs, as amended, any medical institution that uses narcotic drugs and certain psychotropic drugs is subject to the approval of the relevant authority and must obtain authority to purchase such drugs.

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

Regulations on Employment and Social Welfare

According to the Labor Contract Law of the People’s Republic of China, or the Labor Contract Law, promulgated by the SCNPC on June 29, 2007 and amended on December 28, 2012, and the Implementation Rules of the Labor Contract Law of the People’s Republic of China, or the Implementation Rules of the Labor Contract Law, promulgated by the State Council on September 18, 2008, a written employment contract shall be concluded in the establishment of an employment relationship. If an employer fails to enter into a written employment contract with an employee within one month from the date on which the employment relationship is established, the employer must rectify the situation by entering into a written employment contract with the employee and pay the employee twice the employee’s salary for the period from the day following the lapse of one month from the date of establishment of the employment relationship to the day prior to the execution of the written employment contract. The Labor Contract Law and its implementation rules also require compensation to be paid upon certain terminations. In addition, if an employer intends to enforce a noncompete provision in an employment contract or noncompetition agreement with an employee, it has to compensate the employee on a monthly basis during the term of the restriction period after the termination or expiry of the labor contract. Employers in most cases are also required to provide severance payment to their employees after their employment relationships are terminated.

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

In our retail stores, the store managers and staff are encouraged to propose their own advertising and promotional plans, including holiday promotions, posters and billboards. In addition, we periodically offer special discounts and gift promotions for selected merchandise in conjunction with our suppliers’ marketing programs. We intend to invest in advertising in 2023.We also provide ancillary services such as providing free blood pressure readings in our stores.

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

Raw Materials and Suppliers

The Company’s medical devices and pharmaceutical suppliers include national and regional large-scale pharmaceutical and medical device manufacturing companies and wholesale pharmaceutical companies.

We believe that competitive sources are readily available for substantially all of the products we require for our retail and wholesale businesses. As such, we believe that we can change suppliers without any material interruption to our business. To date, we have not experienced any significant difficulty in sourcing our suppliers.

In the year ended December 31, 2022, no vendor accounted for more than 10% of our wholesale medical devices purchases and one vendor accounted for 42.0 % of our wholesale pharmaceutical purchases.

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

Competition

Guanzan and Shude, our distributors of medical devices and pharmaceuticals, have established distribution channels in the city of Chongqing, China. The wholesale medical devices and pharmaceutical distribution industries in China are competitive and highly fragmented. We compete with regional distributors as well as national operators. These competitors have substantially greater logistics capacities and more financial resources, as well as more industry relevant experience, than us.

The pharmacy industry in China is also intensely competitive, rapidly evolving and highly fragmented. We compete on the basis of store location, merchandise selection, prices and brand recognition. Many of our competitors include large, national drugstore chains that may have more financial resources, stronger brand strength, and management expertise than us. Other competitors include local and independent drugstores and government operated pharmacies, as well as discount stores, convenience stores, and supermarkets with respect to sundry and other non-medicinal products that we carry.

We plan to focus on on-line initiated sales in the future based on the use of apps and expect to compete against established state-owned pharmacies and internet giants. No assurance can be given that we will succeed in this initiative.

The medical services market in China is highly competitive and fragmented with numerous market participants. Our competitors include major privately-owned multi-site operators in China. We believe the principal competitive factors in this market are price and quality of service, variety of services rendered, convenience and proximity of treatment center location to place of business or residence, brand recognition and reputation, targeted marketing and customized services. We also face intense competition in our general healthcare service business. We compete primarily with other treatment centers in our areas of operation. Key competitive factors include healthcare service quality, reputation, convenience and price. We expect new competitors in the general healthcare service industry will continue to emerge given the state of China healthcare reform and the central and local governments’ supportive policies towards public healthcare reform and private capital investment in the healthcare services industry. The Company is also actively seeking potential partnerships.

Seasonality

Our management believes that our operations are not currently subject to seasonal influences.

Employees

We consider our employees the most valuable asset of our company. We offer competitive compensation and comprehensive benefits to attract and retain our employees. We believe that an engaged workforce is key to maintaining our ability to innovate. We invest in our employees’ career growth and development is an important focus for us. We are committed to providing a safe work environment for our employees in compliance with applicable regulations. We have taken necessary precautions in response to the recent COVID-19 outbreak, including offering employees the flexibility to work from home and mandatory social distancing requirements in the workplace.

As of December 31, 2022, we had a total of 296 full-time employees working in the PRC and two employees in the U.S., including 200 employees working in hospitals, of which 6 are engaged in information technology. As of December 31, 2022 the number of employees employed in the retail pharmacy, wholesale medical devices wholesale pharmaceuticals. medical service and other were 11, 85, 194 and 6, respectively. We believe we have a good relationship with our employees.

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

Risks Related to Our Business

●	There are doubts about our company’s ability to continue as a going concern.

●	We have had a history of losses and our ability to grow sales and achieve profitability are unpredictable.

●	We have a substantial amount of existing debt, which may restrict our financing and operating flexibility and have other adverse consequences; defaults could have a material adverse effect on our business, financial condition, results of operations and cash flows.

●	We failed to realize any financial benefits from most of our recent acquisitions and may be unable to realize any benefits from any other future transactions.

●	The impairment of intangible assets and goodwill arising from our acquisitions could continue to negatively impact affect our net income and shareholders’ equity.

●	Raising additional capital will be difficult and may cause dilution to our shareholders and restrict our operations.

●	The recent COVID-19 pandemic had a material adverse effect on our business operations, results of operations, cash flows and financial position during 2022.

●	Breaches of network or information technology security could have an adverse effect on our business.

●	If we fail to implement effective internal controls required by the Sarbanes-Oxley Act of 2002, or remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our Common Stock.

●	Violations of anti-bribery, anti-corruption and/or international trade laws to which we are subject could have a material adverse effect on our business operations, financial position, and results of operations.

Risks Relating to Our Wholesale Operations

●	Failure to maintain relationships with our customers or to otherwise expand our distribution network would materially and adversely affect our business.

●	Our wholesale pharmaceutical business operates without the support of manufacturing capability and is at a significant disadvantage.

Risks Relating to Our Pharmacy Business

●	We may be subject to fines and penalties if we fail to comply with the applicable PRC laws and regulations governing sales of medicines under China’s National Medical Insurance Program.

●	We may not be able to maintain proper inventory levels for our pharmacy stores.

●	Certain risks are inherent in providing pharmacy services and we do not maintain professional liability and errors and omissions liability insurance.

Risks Related to Our Hospitals

●	Our hospitals historically derived a significant portion of their revenue by providing healthcare services to patients with public medical insurance coverage; any delayed payment under China’s public medical insurance programs could affect our results of operations.

●	Our hospital could become the subject of patient complaints, claims and legal proceedings in the course of its operations, which could result in costs and materially and adversely affect our brand image, reputation and results of operations.

●	If we fail to properly manage the employment of the physicians and other medical professionals of our hospital, we may be subject to penalties, which could materially and adversely affect our business and results of operations.

●	Our performance depends on our ability to recruit and retain skilled physicians.

●	As a provider of medical services, we are exposed to inherent risks relating to malpractice claims.

●	Regulatory pricing controls may affect the pricing of our hospital.

Risks Related to Our Human Capital

●	We may be unable to attract, hire, and retain a highly qualified workforce, including key management.

●	We substantially depend on a few key personnel who, if not retained, could cause declines in productivity and operational results and loss of our strategic guidance, all of which would diminish our business prospects and value to investors.

Risk Related to Doing Business in China

●	Changes in the political and economic policies of the PRC government or in relations between China and the United States or other governments may materially and adversely affect our business, financial condition, and results of operations and may result in our inability to sustain our growth and expansion strategies.

●	Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.\

●	Our shares may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors for two consecutive years.

●	The approval of, or filing or other procedures with, the CSRC or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to obtain such approval or complete such filing or other procedures.

●	If we do not maintain the privacy and security of sensitive patient, customer and business information, we could damage our reputation, incur substantial additional costs and become subject to litigation; We may become subject to cybersecurity review.

●	The impact of China’s regulatory reforms is unpredictable.

●	The PRC government’s significant oversight over our China-based operating subsidiaries could result in a material adverse change in their operations and in the value of our Common Stock.

●	Uncertainties with respect to the PRC legal system and the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us or result in a material adverse change to our subsidiaries’ business operations, and damage our and our subsidiaries’ reputation, which would materially and adversely affect our financial condition and results of operations and cause our Common Stock to significantly decline in value or become worthless.

●	The PRC government may intervene or influence our subsidiaries’ business operations at any time, which could result in a material change in their business operations or the value of our investment in such subsidiaries.

●	We have limited business insurance coverage in China.

●	We may suffer currency exchange losses if the RMB depreciates relative to the US Dollar.

●	Governmental control of currency conversion may affect the value of your investment.

●	Labor laws in the PRC may adversely affect our operations.

●	It may be difficult to enforce any civil judgments against us or our board of directors or officers because all of our operating and/or fixed assets are located in the PRC..

●	Because our assets are located overseas, shareholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

Risks Related to Our Company’s Common Stock

●	We will need to raise additional capital that will likely cause dilution to our shareholders.

●	The trading volume of shares of our Common Stock has fluctuated from time to time, which may make it difficult for investors to sell their shares at times and prices that investors feel are appropriate.

●	The Nasdaq Capital Market imposes listing standards on our Common Stock that we may not be able to fulfill, thereby leading to a possible delisting of our Common Stock.

Risks Related to Our Business

There are doubts about our company’s ability to continue as a going concern.

Our company’s independent auditors have raised doubts about our ability to continue as a going concern. There can be no assurance that sufficient funds that will be required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as securities, debt or equity financing or other potential sources. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of new sources of revenues, with interim cash flow deficiencies being addressed through additional financing. We anticipate raising additional funds through public or private financing, securities financing and/or strategic relationships or other arrangements in the near future to support our business operations; however, we may not have commitments from third parties for a sufficient amount of additional capital. We cannot be certain that any such financing will be available to us on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. Our ability to obtain additional funding will determine if we can continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and share price and require us to curtail or cease operations, sell off assets, seek protection from creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our shares, and debt financing, if available, may have onerous terms. including restrictive covenants. Any additional financing could have a negative effect on our shareholders.

We have had a history of losses and our ability to grow sales and achieve profitability are unpredictable.

As of December 31, 2022, we had an accumulated deficit of $70.14 million and incurred net losses of $22,318,056 and $34,921,745 in the years ended December 31, 2022 and 2021, respectively. Our ability to maintain and improve future levels of sales and profitability depends on many factors, which include:

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

In order to fund our operations and recent acquisitions we have incurred a substantial amount of indebtedness. Our significant level of debt could have important consequences, including, but not limited to, the following:

●	making it more difficult for us to service our debt obligations and liabilities;

●	making us vulnerable to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

●	requiring that a substantial portion of our cash flows from operations be dedicated to servicing debt, thereby reducing the funds available to us to fund working capital or other general corporate purposes;

●	impeding our ability to obtain additional debt or equity financing and increasing the cost of any such borrowing, particularly due to the financial and other restrictive covenants contained in the agreements governing our debt; and

●	adversely affecting public perception of us.

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

Mergers and acquisitions of companies are inherently risky and subject to many factors outside of our control and no assurance can be given that acquisition of companies in the future will be successful and will not adversely affect our business, operating results, or financial condition. In 2022, we recorded impairment losses totaling approximately $5.4 million with respect to the goodwill relating to our acquisitions of the Guanzan Group, Zhongshan, Guoyitang, Minkang, Qiangsheng and Eurasia.

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

The impairment of intangible assets and goodwill arising from our acquisitions could continue to negatively impact affect our net income and shareholders’ equity,

When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. The current accounting standards require that goodwill and intangible assets should be deemed to have indefinite lives, which should be tested for impairment at least annually (or more frequently if impairment indicators arise). Other intangible assets are amortized over their useful lives. For the years ended December 31, 2021 and 2022, we recorded goodwill impairment losses of $5,385,811 and $26,128,171, respectively.

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

The recent COVID-19 pandemic had a material adverse effect on our business operations, results of operations, cash flows and financial position during 2022.

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

We have incurred additional costs to ensure we meet the needs of our customers, including providing additional cleaning materials for our stores and other facilities. COVID-19 has also caused supply chain disruption which has resulted in higher supply chain costs to replenish inventory in our stores and distribution centers. Furthermore, we have experienced restricted stock availability in a number of key categories which negatively impacted us. Certain popular and high profit margin products could not be sold due to governmental restrictive orders, which also resulted in the expiration of a large quantify of our medicines that are otherwise in high demand in the winter season. The customer traffic in our retail pharmacy stores in Dalian dropped greatly due to the pandemic. Because of the lockdown order that lasted for more than two months, we suffered reduced sales and an operating loss in the first three quarters in 2020. Although some of the businesses in China have resumed their daily activities while the pandemic was under control, there have been relapses in certain regions of the country which caused temporary lockdowns. If similar lockdown orders or sales restrictions are implemented by the government, they may have greater impact on our business.

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

In the Chinese pharmaceutical wholesale sector, wholesalers without affiliated manufacturers have inherent risks, which include lack of control over product availability. We are at a significant disadvantage in comparison to other wholesalers that are also manufacturers. Also, this sector is heavily regulated industry where government exercises strong controls. Any comparative advantages we may have could be lost because of changes in laws or government policies.

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

Our operations, as well as our customers, are located in areas exposed to risks of natural disasters such as earthquakes and tsunamis. A significant natural disaster, such as an earthquake, tsunami, fire, flood, or other catastrophic event, such as a new pandemic, could have a material adverse effect on our or their business, which could in turn materially affect our financial condition, results of operations and prospects.

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

Our wholesale business sells products to drug stores, private clinics, pharmaceutical distributors and hospitals. For the year ended December 31, 2022 our top ten wholesale medical devices and wholesale pharmaceuticals customers accounted 34% of our wholesale revenues and no customer accounted for more than 10% of sales. In line with industry practices in the PRC, we enter into written sales agreements with our wholesale customers. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to make purchases unless it is a long-term agreement. Only about 10% of our wholesale customers are subject to purchase arrangements of one-year or longer terms. Their purchases contributed more than 30% of our wholesale revenues in 2022. In the event distribution customers choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement. Our financial results could be adversely affected if we cannot replace these customers. We compete with large wholesalers, many of whom may have higher visibility, greater name recognition, financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing customers may be difficult and time-consuming.

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

Risks Related to Our Hospitals

Our hospitals historically derived a significant portion of their revenue by providing healthcare services to patients with public medical insurance coverage; any delayed payment under China’s public medical insurance programs could affect our results of operations.

Our remaining hospital in China is a Medical Insurance Designated Medical Institution. Patients who are covered by the public medical insurance programs may choose to rely on public medical insurance programs to pay for some of healthcare services. Any dispute or late or delinquent settlement under the public medical insurance programs may cause the trade receivables of our hospitals to increase or result in write-offs. Depending on the relevant public medical insurance programs’ practice, a Medical Insurance Designated Medical Institution may be subject to a government-approved annual quota for the medical fees that it is allowed to recover from the relevant public medical insurance bureau.

In addition, we cannot assure you that we will be able to maintain our hospital’s status as Medical Insurance Designated Medical Institution, the loss of which will not only harm our reputation but may also result in reduced patient visits. Furthermore, the PRC government may alter its reimbursement policies in coverage plans in the future such that: (i) certain healthcare services provided by our hospitals will no longer be covered; or (ii) more stringent thresholds on existing coverage may be imposed. Any reduction in the rates paid or the scope of services covered may reduce patient accessibility to our hospitals and may lead to reduced patient flow and medical fees. Any of these events could lead to a decrease in our revenue generation and profitability which could have a material adverse effect on our business, results of operations and prospects.

Our hospital could become the subject of patient complaints, claims and legal proceedings in the course of its operations, which could result in costs and materially and adversely affect our brand image, reputation and results of operations.

We rely on the physicians and other medical professionals of our hospitals to make proper clinical decisions regarding the diagnoses and treatment of their patients. However, we do not have direct control over the clinical activities of our hospital or over the decisions and actions taken by the physicians and other medical professionals as their diagnoses and treatments of patients are subject to their professional judgment and in most cases, must be performed on a real time basis. Any incorrect decisions or actions on the part of the physicians and other medical professionals, or any failure by our hospitals to properly manage their clinical activities may result in undesirable or unexpected outcomes, including complications, injuries and even deaths in extreme cases. In addition, there are inherent risks associated with the clinical activities that may result in unavoidable and unfavorable medical outcomes.

In recent years, physicians, hospitals and other healthcare service providers in China have become subject to an increasing number of patient complaints, claims and legal proceedings alleging malpractice or other causes of action. Although rare, incidents have occurred in hospitals and medical institutions in China where dissatisfied patients carried out extreme actions or even violence during the course of the disputes. Any such incident, if occurs, would harm our reputation, impair the ability of our hospitals to recruit and retain medical professionals and staff, discouraging other patients from visiting our hospital, and cause us to incur substantial costs.

Any negative publicity about us, our hospital or the healthcare service industry could harm the brand image and reputation and trust in the services provided by our hospitals, which could result in a material and adverse impact on our business and prospects.

If we fail to properly manage the employment of the physicians and other medical professionals of our hospital, we may be subject to penalties, which could materially and adversely affect our business and results of operations.

The activities of physicians and other medical professionals are strictly regulated under the PRC laws and regulations. Physicians, nurses and medical technicians who practice at medical institutions must hold licenses and may only practice within the scope of their licenses and at the specific medical institutions at which their licenses are registered. In practice, it takes some time for physicians, nurses and medical technicians to transfer their licenses from one medical institution to another or add another medical institution to their permitted practicing institutions. We cannot assure you that our physicians will complete the transfer of their licenses and related government procedures timely or at all. In addition, we cannot assure you that the medical professionals at our hospitals will always strictly follow the requirements and will not practice outside the permitted scope of their respective licenses. Any failure to properly manage the employment of our physicians and other medical professionals may subject us to administrative penalties against our hospital, which could materially and adversely affect our business.

We have limited or no control over the quality of pharmaceuticals, medical consumables and other medical equipment used in the operations of our hospital. If such quality does not meet the required standards, we could be exposed to liabilities and our reputation, business, results of operations, financial condition and prospects could be adversely affected.

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

Our hospital’s operations are susceptible to fluctuations in the costs of pharmaceuticals and medical consumables, which could adversely affect our profitability and results of operations.

The profitability of our hospital is influenced by fluctuations in the costs of pharmaceuticals and medical consumables. The availability and prices of the pharmaceuticals and medical consumables can fluctuate from time to time and are subject to factors beyond our control, including supply, demand, general economic conditions and governmental regulations, each of which may affect the procurement costs or cause a disruption in the supply. Consistent with industry practice, we have not entered into any long-term supply agreements with our suppliers and we cannot assure you that we will be able to anticipate and react to changes in medical supply costs in the future by locating replacement suppliers or adjusting service offerings, or that our hospitals will be able to pass these cost increases onto the patients. Any of these factors may have a material and adverse effect on our profitability and results of operations.

Our performance depends on our ability to recruit and retain skilled physicians.

The success of our hospital depends in part on the number and quality of the physicians and the medical staffs of our hospitals, the admitting and utilization practices of those physicians, maintaining good relations with those physicians and controlling costs related to the employment of physicians. We may face increased challenges in this area as the physician population reaches retirement age, especially if there is a shortage of physicians willing and able to provide comparable services. If we are unable to provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, admissions may decrease and our operating performance may decline.

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

Regulatory pricing controls may affect the pricing of our hospital.

The PRC government issues policies on the pricing of healthcare services, pharmaceuticals and medical consumables. As a Medical Insurance Designated Medical Institution, our hospital is subject to the pricing guidelines set by the relevant local healthcare administrative authorities. We cannot predict if the PRC government will lower the price ceilings or change the pricing guidelines in the future or if additional healthcare services, pharmaceuticals or medical consumables may become subject to price control, or more stringent insurance reimbursement limits, which may put pressure on the pricing of our hospitals. As a result, our financial condition and results of operations could be materially and adversely affected.

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

Our success depends to a large extent upon the continued service of a few executive officers and key employees, including, Mr. Tiewei Song, our Chief Executive Officer and President. The loss of the services of one or more of our key employees would have an adverse effect on us and our PRC operating subsidiaries, as these individuals play a significant role in developing and executing our overall business plan and maintaining customer relationships and proprietary technology systems. While none of our key personnel is irreplaceable, the loss of the services of any of these individuals would be disruptive to our business. We believe that our overall future success depends in large part upon our ability to attract and retain highly skilled managerial and marketing personnel. There is no assurance that we will be successful in attracting and retaining such personnel on terms acceptable to us or the employee. Inadequate personnel will limit our growth, and will be seen as a detriment to our prospects, leading potentially to a loss in value for investors.

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

Recent statements by the PRC government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. The PRC government recently initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement.

Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how the legislative or administrative regulation making bodies will further respond and what existing or new laws or regulations or detailed implementations and interpretations will be further modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operations, the ability to accept foreign investments and list our securities on a U.S., Hong Kong, or other stock exchanges. There are still substantial uncertainties as to how PRC governmental authorities will regulate overseas listing in practice and whether we are required to obtain any specific regulatory approvals from the CSRC, CAC or any other PRC governmental authorities for our offshore offerings. If the CSRC, CAC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for our future offshore offerings, we may be unable to obtain such approvals in a timely manner, or at all, and such approvals may be rescinded even if obtained. Any such circumstance could significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. In addition, implementation of industry-wide regulations directly targeting our operations could cause the value of our securities to significantly decline. Therefore, investors of our company face potential uncertainty from actions taken by the PRC government affecting our business.

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

If for any reason we were to fail to meet the audit requirements of the HFCAA for two consecutive years, we may be prohibited from listing our securities on a national securities exchange, including Nasdaq, or on over-the-counter markets in the United States, which could adversely affect the market price of our Common Stock and our ability to raise capital.

In recent years, the U.S. Congress and regulatory authorities have expressed concerns about challenges in their oversight of financial statement audits of U.S.-listed companies with significant operations in mainland China and with auditors located in mainland China. For example, PCAOB inspections of auditors located in mainland China and Hong Kong have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, and limitations on the ability of the PCAOB to inspect or investigate auditors in mainland China or Hong Kong could deprive investors of the benefits of PCAOB inspections, which could adversely affect the ability of companies using such auditors to access U.S. capital markets.

As part of the continued focus on access to audit and other information for companies with substantial operations in China, in December 2020, the United States enacted the HFCAA, which requires the SEC to identify issuers that have filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction (a “Commission-Identified Issuer”). Under the HFCAA, as amended in December 2022, if the SEC conclusively identifies an issuer as a Commission-Identified Issuer for two consecutive years, the SEC is required to prohibit the trading of the issuer’s securities on a national securities exchange or through any other method that is within the jurisdiction of the SEC to regulate, including over-the-counter markets in the United States.

In 2021, the PCAOB issued a Determination Report, which found that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong because of positions taken by Chinese authorities in those jurisdictions. In December 2022, the PCAOB vacated its determination that it was unable to inspect and investigate PCAOB-registered public accounting firms in mainland China. As a result, until such time as the PCAOB issues a new determination, the SEC has determined that there are no issuers currently at risk of having their securities subject to a trading prohibition under the HFCAA. Although we are not currently at risk of delisting pursuant to the HFCAA, if the PCAOB were to issue a new determination regarding limitations on its ability to inspect or investigate our independent auditor and we were to fail to meet the audit requirements of the HFCAA for two consecutive years, our securities may be prohibited from trading on a national securities exchange or over-the-counter market in the United States, and this could result in our Common Stock being delisted from Nasdaq. Delisting of our Common Stock would force holders to sell their shares of our Common Stock. The foregoing could adversely affect the market price of our Common Stock and our ability to raise capital. The market price of our Common Stock could be adversely affected as a result of anticipated negative impacts of such legislative or executive actions upon, as well as negative investor sentiment toward, companies with significant operations in mainland China and Hong Kong that are listed in the United States, regardless of whether such actions are implemented and regardless of our actual operating performance.

The filing or other procedures with, the CSRC or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, we cannot predict whether we will be able, or how long it will take us, to complete such filing or other procedures. If we fail to complete a filing with the CSRC, our future offering application may be impacted and we may be subject to penalties, sanctions and fines imposed by the CSRC.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”) and relevant supporting guidelines (collectively, the “New Administrative Rules Regarding Overseas Listings”), which came into force on March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets must fulfill the filing procedure with the CSRC pursuant to the requirements of the Trial Administrative Measures. Initial public offerings or listings in overseas markets must file with the CSRC within three (3) working days after the relevant application is submitted overseas. If an issuer offers securities in the same overseas market where it has previously offered and listed securities subsequently, filings have to be made with the CSRC within three (3) working days after the offering is completed. Upon occurrence of any material event, such as change of control, investigations or sanctions imposed by an overseas securities regulatory agency or other relevant competent authority, change of listing status or transfer of listing segment, or voluntary or mandatory delisting, after an issuer has offered and listed securities in an overseas market, the issuer must submit a report thereof to CSRC within three (3) working days after the occurrence and public disclosure of such event. On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Working papers produced in the Chinese mainland by securities companies and securities service providers in the process of undertaking businesses related to overseas offering and listing by domestic companies shall be retained in the Chinese mainland. Where such documents need to be transferred or transmitted to outside the Chinese mainland, relevant approval procedures stipulated by regulations shall be followed. While we believe we do not involve leaking any state secret and working secret of government agencies, or harming national security and public interest in connection with provision of documents, materials and accounting archives, there is uncertainty how the new provisions will be interpreted and implemented in the future, and we may be required to perform additional procedures in connection with the provision of accounting archives after the Confidentiality and Archives Administration Provisions come into effect. Any failure by us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our Common Stock or our other securities, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our Common Stock or such other securities to significantly decline in value or become worthless.

PRC regulations on loans and direct investments by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC subsidiaries and may prevent the use of our funds held in the PRC or Hong Kong or by a PRC or Hong Kong entity to fund our operations or for use outside of the PRC or Hong Kong..

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

Due to interventions or the imposition of transfer restrictions by the PRC government, funds or assets located in the PRC or Hong Kong or held by a PRC or Hong Kong entity, may not be available to us to fund operations or for other use outside of the PRC or Hong Kong.

The applicable foreign exchange circulars and rules may significantly limit our ability to convert, transfer and use the net proceeds from public or private financings of equity or convertible notes or any offering of any equity securities in China, which may adversely affect our business, financial condition and results of operations. As the foreign exchange related regulatory regime and practice are complex and still evolving and involve many uncertainties, we cannot assure you that we have complied or will be able to comply with all applicable foreign exchange circulars and rules, or that we will be able to complete the necessary government registrations or filings on a timely basis, if at all, with respect to future loans by us to our PRC subsidiaries or with respect to future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or filings, our ability to contribute additional capital to fund our PRC operations may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.

Our retail, wholesale operations, pharmacies and hospitals require a number of permits and licenses in order to carry on their business.

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

On December 28, 2021, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on February 15, 2022. According to the Cybersecurity Review Measures, the procurement of any network product or service by an operator of critical information infrastructure or the conducting of data processing activities by a network platform operator, that affects or may affect national security, will be subject to a cybersecurity review. A network platform operator that possess personal information of more than one million users must apply to the Cybersecurity Review Office set up under the CAC for a cybersecurity review when it seeks to list overseas.

Moreover, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which became effective as of September 1, 2022. According to these measures, personal data processors are subject to security assessment prior to any cross-border transfer of data if the transfer involves (i) important data; (ii) personal information transferred overseas by operators of critical information infrastructure or a data processor that has processed personal data of more than one million persons; (iii) personal information transferred overseas by a data processor who has already provided personal data of 100,000 persons or sensitive personal data of 10,000 persons overseas since January 1 of last year; or (iv) other circumstances as requested by the CAC. Any cross-border data transfer activities conducted in violation of the Measures for the Security Assessment of Cross-border Data Transmission before the effectiveness of these measures are required to be rectified by March 2023. Though these measures have already taken effect, substantial uncertainties still exist with respect to the interpretation and implementation of these measures in practice and how they will affect our business operation.

The CAC has taken action against several Chinese internet companies listed on U.S. securities exchanges for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law of the People’s Republic of China (the “National Security Law”), the Cyber Security Law and the Cybersecurity Review Measures. Effective February 15, 2022, the CAC, together with 12 other PRC governmental authorities, promulgated the Revised Cybersecurity Review Measures, pursuant to which critical information infrastructure operators procuring network products and services and online platform operators carrying out data processing activities, which affect or may affect national security, shall conduct a cybersecurity review. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. The relevant competent governmental authorities may also initiate a cybersecurity review against the relevant operators if the authorities believe that the network product or service or data processing activities of such operators affect or may affect national security. There are still uncertainties as to the exact scope of network product or service or data processing activities that will or may affect national security, and the PRC government authorities may have discretion in the interpretation and enforcement of these measures.

Based on the opinion of our PRC counsel, Chongqing Jinmujinyang (Jiulongpo) Law Firm (a/k/a in English: Chongqing Kingmoon & Kingyang (Jiulongpo) Law Firm), we do not expect that the current PRC laws on cybersecurity or data security will have a material adverse impact on our business operations. However, as there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we could be subject to cybersecurity review, and if so, we may not be able to pass such review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have material adverse effect on our business, financial condition or results of operations. As of the date of this report, we have not been involved in any investigations on cybersecurity review initiated by the Cyber Administration of China or related governmental regulatory authorities, and we have not received any inquiry, notice, warning, or sanction in such respect. We believe that we are in compliance with the aforementioned regulations and policies that have been issued by the Cyber Administration of China.

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

There are uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations.

Our Chinese subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China’s legal system is still developing. The laws, rules and regulations are subject to interpretation and enforcement by PRC regulatory agencies and courts. In particular, because these laws, rules and regulations are relatively new, because of the limited number of published decisions and the non-precedential nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. The regulations in China can change quickly. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

China’s Foreign Investment Law and its implementing rule came into force in January 2020. The Foreign Investment Law and its implementing rules embody an expected regulatory trend to rationalize China’s foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the legal requirements for both foreign and domestic investments. There are still uncertainties with respect to the interpretation and implementation of the Foreign Investment Law and its implementing rules. For example, the Foreign Investment Law and its implementing rules provide that foreign invested entities established according to the previous laws regulating foreign investment prior to its implementation may maintain their structure and corporate governance for a five-year transition period. It is uncertain whether governmental authorities may require us to adjust the structure and corporate governance of certain of our Chinese subsidiaries in such transition period. Failure to take timely and appropriate measures to meet any of these or similar regulatory requirements could materially affect our current corporate governance practices and business operations and our compliance costs may increase significantly. In addition, the Security Review Rules, effective from January 18, 2021, embody China’s continued efforts to provide a legal regime for national security review comparable to similar procedures in other jurisdictions, such as CFIUS review in the United States. There are still uncertainties with respect to the interpretation, implementation and enforcement of the Security Review Rules. For example, national security remains undefined and there is no clear guidance on whether the biotechnology industry requires security review and what factors the regulatory authority may consider in determining whether there are security concerns. It is difficult to evaluate the impact of the Security Review Rules on our existing investments or potential investments in China.

It may be difficult for overseas regulators to conduct investigations or collect evidence within China. In China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory. According to the Revised Confidentiality and Archives Administration Provisions, where overseas securities regulators or relevant competent authorities request to inspect, investigate or collect evidence from Chinese domestic companies concerning their overseas offering and listing or their securities firms and securities service providers that undertake securities business for such Chinese domestic companies, such inspection, investigation and evidence collection must be conducted under the cross-border regulatory cooperation mechanism, and the CSRC or competent authorities of the Chinese government will provide necessary assistance pursuant to bilateral and multilateral cooperation mechanism. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of a mutual and practical cooperation mechanism. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigations or evidence collection activities within China may further increase the difficulties you face in protecting your interests. For risks associated with investing in us as a Cayman Islands company, see also “—Risks Related to Our Ordinary Shares, ADSs, and RMB Shares—We are a Cayman Islands company. Because judicial precedent regarding the rights of shareholders is more limited under Cayman Islands law than under Hong Kong law, Chinese law or U.S. law, our shareholders may have fewer shareholder rights than they would have under Hong Kong law, Chinese law or U.S. law and may face difficulties in protecting their interests.”

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered and could materially and adversely affect our business, financial condition and results of operations. In addition, the PRC government has announced its plans to enhance its regulatory oversight of China-based companies listed overseas and cross-border law enforcement cooperation. The Securities Opinions called for:

●	tightening oversight of data security, cross-border data flow and administration of classified information, as well as amendments to relevant regulation to specify responsibilities of overseas listed China-based companies with respect to data security and information security;

●	enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by China-based companies; and

●	extraterritorial application of China’s securities laws.

There are great uncertainties with respect to the interpretation and implementation of the Securities Opinions and the newly promulgated Overseas Listing Trial Measures. The PRC government may promulgate relevant laws, rules and regulations to impose additional and significant obligations and liabilities on overseas listed China-based companies regarding data security, cross-border data flow, and compliance with China’s securities laws. As a company with operations in China and stock listings in and outside of China, it is uncertain whether or how these laws, rules and regulations and their interpretation and implementation may affect us. However, among other things, our ability to obtain external financing through the issuance of equity securities overseas could be adversely affected if restrictions on overseas fundraising are imposed on companies like us.

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

Our reporting currency is the US dollar. However, substantially all of our revenues are denominated in RMB. In July 2005, China changed its exchange rate regime by establishing a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. The RMB is no longer officially pegged to the US dollar, and the exchange rate will have some flexibility. Despite fluctuations in the exchange rate in 2020, the floating exchange rate regime has remained stable. If the RMB depreciates relative to the US dollar, our revenues as expressed in our US dollar financial statements will decline in value and if the RMB appreciates relative to the US dollar, our revenues as expressed in our US dollar financial statement s will increase in value. There are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US dollars.

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

Although we are incorporated in the State of Delaware, all of our operating and fixed assets are located in the PRC. As a result, it may be difficult for investors to enforce judgments outside the United States obtained in actions brought against us in the United States, including actions predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. In addition, several of our directors and officers are based in the PRC and all or a substantial portion of their assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon those directors and officers, or to enforce against them or us judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States or of the securities laws of any state of the United States. We have been advised by our PRC counsel, Chongqing Jinmujinyang (Jiulongpo) Law Firm (a/k/a in English: Chongqing Kingmoon & Kingyang (Jiulongpo) Law Firm), that, in their opinion, there is doubt as to the enforceability in the PRC, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state of the United States.

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

As a listed Nasdaq Capital Market company, we are subject to rules covering, among other things, certain major corporate transactions, the composition of our Board of Directors and committees thereof, minimum bid price of our Common Stock and minimum stockholders equity. In order to comply with the minimum bid price rule, we adopted a 1-for-5 reverse split effective as of February 3, 2022 and a 1-for-10 share reverse-split effective as of December 9, 2022. The failure to meet the Nasdaq Capital Market requirements may result in the de-listing of our Common Stock from the Nasdaq Capital Market, which could adversely affect the liquidity and market price thereof.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

On July 12, 2022, we received a comment letter from the Staff of the SEC’s Division of Corporation Finance relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The SEC subsequently requested additional information pertaining to the 2021 Form 10-K and our Form 10-Q for the quarterly period ended September 30, 2022. These comments are material and still under review as set forth below.

Form 10-K

●	We have been asked to further revise and to clearly state in future filings that: (a) we are not a Chinese operating company and that this structure involves unique risks to investors, (b) BIMI Medical International Inc. is the entity in which investors hold shares of our common stock and that it does not conduct any of our operations and (c) we do not use a VIE structure. The staff also asked we include the ownership of BIMI International Medical Inc. in our holding company diagram. We have provided the requested disclosure.

●	We have been asked to indicate whether there have been any cash flows or transfers of assets from our subsidiaries and the holding company and describe whether there are restrictions on our ability to transfer cash between entities, across borders, and to U.S. our ability to distribute earnings to BIMI Medical International Inc. and its U.S. investors. We have provided the requested disclosure.

●	We have been asked to clarify whether there are any restrictions on our ability to transfer cash to BIMI Medical International, as a Delaware incorporated holding company. We have provided the requested disclosure.

●	We have been asked to clarify the disclosure in the risk factor “PRC regulations on loans and direct investments by offshore holding companies to PRC entities...” We have provided the requested disclosure.

●	We have been asked to revise the section captioned “Permissions Required from the PRC Authorities for Our Operations” relating to the permission requirements from the Cyber Administration of China. We have provided the requested disclosure.

●	We have been asked to revise our discussion of operating expenses. We have provided the requested disclosure.

●	We have been asked to reconcile the amortization of convertible notes to the amounts presented in the Statements of Cash Flows for both fiscal 2021 and 2020. We have reconciled the amounts.

●	We have been asked to clarify our disclosure in footnote 5 relating to our hospital acquisitions. We have provided the requested disclosure.

Form 10-Q for the Quarterly Period Ended September 30, 2022

●	We have been asked to revise future filings to provide an analysis of the changes in each caption of stockholders’ equity and noncontrolling interests presented in the balance sheets in a note or separate statement.

●	We have been as to how we accounted for the June 9, 2022, issuance of a $5 million subordinated promissory note. We provided the requested information to the staff.

●	We have been to disclose how the January 24, 2022 issuance of 1,000,000 shares and 500,000 shares for salaries are reflected in our financial statement and to explain why there is no related adjustment in your adjustments to reconcile net loss to cash used in operating activities in the Consolidated Statement of Cash Flows.

●	We have been asked how the conversions of convertible notes in the nine months ended September 30, 2022 are reflected in our financial statements as well as the Convertible Note footnote table. We provided such information to the Staff.

●	We have been asked to reconcile amounts presented in the Statements of Equity to the transactions in the Notes to the Unaudited Condensed Consolidated Financial Statement in future filings.

ITEM 2. PROPERTIES

Our executive offices are located at 725 5th Avenue, 15th Floor, Suite 15-01, New York, NY. In July 2022, we entered into a lease agreement for 4,633 square feet pursuant to a five-year lease with an annual rental charge of approximately $274,000, subject to a fixed annual increase of two and one-half percent (2.5%).

As of December 31, 2022, we operated four pharmacy stores averaging a little over 200 square meters each in size with one-year lease terms, having an annual aggregate rental charge of approximately $137,828. At the conclusion of the current leases, we expect to have the ability to renew the leases. On a regular basis and as part of our normal business, we evaluate store performance and may reduce the size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. In such event, we may continue to have a leasing obligations until the end of the term of the lease. In September 2021, we closed a pharmacy because of poor performance due to road renovations around the pharmacy.

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

Guoyitang hospital rents a building that consists of 4,000 square meters pursuant to a ten-year lease expiring in June 2029, having an annual rental charge of approximately $293,759.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

Our Common Stock trades under the symbol “BIMI” on the Nasdaq Capital Market. As of December 31, 2022 we had 960 stockholders of record of our Common Stock. This number excludes stockholders whose shares are held in nominee or street name by brokers.

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

Overview

From 2007 until October 2019, we, through the NF Group, were engaged in the energy efficiency enhancement business. With the decline in the constructions of power generation plants and municipal water, gas, heat and energy pipelines in China due to a policy change by the PRC government, the demand for our products and services declined markedly. As a result, our energy efficiency enhancement business incurred operating losses for seven years, especially in 2018, when the PRC government adopted a series of policies to favor more environmentally friendly projects and products. Our net loss from the operation of the energy efficiency enhancement business was $16.79 million in 2018 and $2.18 million in 2019. We explored many different alternatives in an effort to revive this business, including attempts to expand into international markets, before we determined this business was not sustainable for us. In late 2019, we committed to a plan to dispose of the NF Group and on March 31, 2020, we entered into an agreement for the sale of the NF Group. The sale closed on June 23, 2020 when the $10 million sales price was paid to us in full.

Concurrent with our decision to dispose of the NF Group, we decided to focus our business activity on the healthcare industry in the PRC. On October 14, 2019, we acquired Boqi Zhengji, an operator of a pharmacy chain business in the PRC. This was the first step of our shift of focus from the energy sector to the healthcare business. Boqi Zhengji, however, suffered significant setbacks during 2020. The COVID-19 pandemic caused the pharmacy stores to record almost no sales for several months due to the national shutdown order and other government orders specifically targeting OTC drugs. While we offered support to Boqi Zhengji with the implementation of the Boqi Guanzan Healthy Future Pharmacy Plan and other programs aimed to offer the resources of our other subsidiaries to the pharmacy chain, such efforts failed to help improve Boqi Zhengji’s poor performance. To avoid exposing our other businesses to further risks and potential joint liabilities, we decided to divest the pharmacy chain. On December 11, 2020, we entered into an agreement to sell Boqi Zhengji for $1,700,000 in cash. On December 18, 2020, we received the full consideration from the buyer and the control of the Boqi Zhengji business was transferred. Due to the Chinese government’s alternative working schedule and other delays caused by COVID-19, the government record reflecting the transfer of ownership was not updated until February 2, 2021.

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

On March 18, 2020, we completed the Guanzan acquisition. The rationale for the acquisition was for us to expand our healthcare operation by acquiring a medical devices and pharmaceuticals distribution business. We believed that Guanzan had strong sales capabilities and procurement resources in the local area of Chongqing, the largest city in Southwest region of the PRC. The acquisition was in line with our expansion strategy, which focuses on deeper penetration of the healthcare market in the Southwest region of China and gaining a wider footprint in the PRC. On April 9, 2021, we increased our equity interest in Shude from 80% to 95.2% by making a direct capital investment in Shude.

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

On April 9, 2021, we acquired Qiangsheng, Eurasia and Minkang hospitals, three private hospitals in the south, northern and southwest region of China, respectively. Qiangsheng has 20 hospital beds and 63 employees, including 18 doctors, 17 nurses, 8 other medical staff and 20 non-medical staff. Eurasia has 12 hospital beds and 52 employees, including 12 doctors, 15 nurses, 7 other medical staff and 18 non-medical staff. Minkang has 126 hospital beds and 116 employees, including 24 doctors, 58 nurses, 12 other medical staff and 22 non-medical staff. The three hospitals acquisition marked the third step in our effort to establish a nationwide hospital chain specializing in obstetrics and gynecology.

On September 10, 2021, we acquired Zhuoda, a company engaged in the distribution of medical devices and pharmaceuticals, based in Chongqing, the largest city in Southwest region of the PRC. The Zhuoda acquisition marked the second step in our effort to further penetrate the healthcare market in southwest China.

In response to the poor performance of Zhuoda since its acquisition, whose operations were impacted by COVID-19, on October 19, 2022, we entered into a sale and purchase agreement to sell Zhuoda back to the former owners. Pursuant to the agreement, we sold 100% of the equity interests in Zhuoda in consideration for the return of the 44,000 shares of Common Stock previously issued to the former owners of Zhuoda. The transaction closed effective November 23, 2022, when 100% of the equity interests in Zhuoda were transferred to the former owners and the 440,000 shares of Common Stock were returned to us.

Our hospitals performed poorly in 2022 due in great measure to the impact of COVID-19 and the PRC’s policies to combat its spread. In response to the poor performance of Zhongshan, on December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to the seller. As consideration for the transfer, the seller will return to us 40,037 shares of Common Stock, which were previously issued to the seller as part of the closing consideration for Zhongshan.

The transaction is expected to close in the second quarter of 2023.

In response to the poor performance of the Qiangsheng, Eurasia and Minkang hospitals, on December 28, 2022 we entered into an agreement to transfer 90% of the equity interests in the three hospitals back to the sellers. As consideration for the transfer, the sellers will return to us 80,000 shares of Common Stock, which were previously issued to them upon the acquisition of the hospitals. Pursuant to the agreement, we will continue to own 10% of the equity interests in each of the three hospitals. The sales of Qiangsheng, Minkang and Eurasia are expected to close in the second quarter of 2023.

The actions taken to fulfill the plans to dispose of the majority of our ownership interests in the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals resulted in our classifying these hospitals as held for sale operations according to ASC 205-20 Presentation of Financial Statements – Discontinued Operation. As a result, all of the assets and liabilities of the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals were reclassified as assets and liabilities of a held for sale operation in the statement of position as of December 31, 2022, and the results of the operation are presented under the line item net loss from held for sale operations for the year ended December 31, 2022.

We have restated our financial statements for the year ended December 31, 2021, to correct errors identified in our prior financial statements. In FY2021, we recorded amortization of convertible note in G&A expense account, it has been revised to record amortization of convertible note in other income(expense) account. The restatement was necessary to address misstatement of financial statements. The impact of the restatement on our financial statement is reclassification of other expense in financial statements. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

We have taken steps to address the cause of the restatement and to improve our internal controls over financial reporting. We hired a consulting firm to assist us on daily internal controls and financial reporting process review. And we also improved our internal accounting department management as well. We are committed to maintaining the integrity of our financial statements and to providing accurate and transparent financial information to our investors.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying consolidated financial statements, for the years ended December 31, 2022 and 2021, we incurred net losses of approximately $22.32 million and $34.92 million, respectively. In addition, we reported a cash outflow of $2.27 million in the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $70.14 million. Management believes these factors raise substantial doubt about our ability to continue as a going concern for the next twelve months. The continuation of our company as a going concern through the next twelve months is dependent upon (1) the continued financial support from our stockholders or external financing. Management believes that our existing stockholders will provide the additional cash to meet our obligations as they become due, and (2) that we will be able to implement our business plan to expand our company’s operations and generate sufficient revenues to meet our obligations. While we believe in the viability of our strategy to increase sales volume and in our ability to raise additional funds, there can be no assurance to that effect, nor that our company will be successful in securing sufficient funds to sustain the operations.

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

Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill will be reassigned based on the relative fair value of each of the affected reporting units. As of December 31, 2022 and 2021, the Company recorded impairments for goodwill of $5,385,811 and $26,128,171, respectively.

At the date of the most recent annual goodwill impairment test, all the reporting units’ fair value were either equal to or slightly higher than their carrying values. None of the reporting units’ fair values were substantially in excess of their carrying values. The fair value of the goodwill associated with each of the Guanzan Group (which covers the wholesale pharmaceutical, wholesale medical devices and the Lijiantang Pharmacies segments) and the medical services segment (consisting of Guoyitang, Zhongshan and the Qiangsheng, Eurasia and Minkang hospitals), were equal to their carrying value after their last impairment test and the fair value of the goodwill for Zhuoda only exceeded its carrying value by approximately 5.62%. Accordingly, the goodwill associated with , Guanzan Group, Guoyitang, Zhongshan and Qiangsheng, Eurasia and Minkang are considered at risk for impairment in future periods. The sale of Zhongshan is expected to close in the second quarter of 2023. The sales of Qiangsheng, Minkang and Eurasia are expected to close in the second quarter of 2023.

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

Businesses Held for Sale

In late 2022, we committed to a plan to dispose of the Zhongshan, Minkang, Eurasia, Qiangsheng and Guoyitang hospitals.

On December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to the prior owner. As consideration for the transfer, the seller agreed to return to us the 40,037 shares of Common Stock, that were previously issued as part of the closing consideration. The transaction is expected to close in the second quarter of 2023.

On December 28, 2022, we entered into an agreement to transfer 90% of the equity interests in Qiangsheng, Minkang and Eurasia to the previous owners. As consideration for the transfer, the sellers agreed to return to us the 80,000 shares of Common Stock which were previously issued upon the acquisition of the three hospitals. The sales of Qiangsheng, Minkang and Eurasia are expected to close in the second quarter of 2023.

The Company determined that the plan and the subsequent actions taken to dispose of the four hospitals qualified as a held for sale operation under the criteria set forth in the ASC 205-20 Presentation of Financial Statements – Discontinued Operation.

The carrying amount of the major classes of assets and liabilities of the business held for sale as of December 31, 2022 and 2021 consist of the following:

	December 31,	December 31,
	2022	2021
Assets from held for sale
Current assets
Cash and cash equivalents	$53,928	$87,741
Accounts receivable, net	501,054	146,805
Advances to suppliers	211,335	136,425
Amount due from related parties	350,577	622,554
Inventories, net	155,736	238,309
Prepayments and other receivables	827,043	393,020
Operating lease-right of use assets	-	-
Total current assets	2,099,673	1,624,854

Non-current assets
Deferred tax assets	(133)	(145)
Property, plant and equipment, net	1,254,328	1,573,342
Intangible assets, net	-	-
Operating lease-right of use assets	2,506,954	3,120,810
Goodwill	-	-
Long-term investment	-	-
Total non-current assets	3,761,149	4,694,007

Total assets from held for sale	$5,860,822	$6,318,861

Liabilities from held for sale
Current liabilities
Short-term loans	$215,375	$235,268
Long-term loans due within one year	-	-
Convertible promissory notes, net	-	-
Accounts payable, trade	1,480,098	1,870,661
Advances from customers	1,537	48,486
Amount due to related parties	-	-
Taxes payable	336,755	354,057
Other payables and accrued liabilities	739,873	533,663
Lease liability-current	466,312	503,452
Total current liabilities	3,239,950	3,545,587

Non-current liabilities
Lease liability-non current	2,245,373	2,746,512
Long-term loans - non-current	-	-
Total non-current liabilities	2,245,373	2,746,512

Total liabilities	5,485,323	6,292,099

The summarized operating results of the business held for sale included in the Company’s consolidated statements of operations consist of the following:

	For the year ended December 31,
	2022	2021
Revenues	$5,446,619	5,350,061
Cost of revenues	2,644,003	3,213,602
Gross profit	2,802,616	2,136,459

Operating expense	3,077,452	2,137,692
Other expense	(352,145)	(201,268)
Loss before income taxes	(626,981)	(202,501)

Income tax expense	22,164	26,339
Net loss from business held for sale	$(649,145)	$(228,840)

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

Segment Reporting

In 2022 and 2021, we were engaged in four business segments, wholesale pharmaceuticals, wholesale medical devices, medical services and retail pharmacies.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2022 and 2021

	2022	% of Revenues	2021	Amount increase (decrease)	Percentage increase (decrease)
Revenues	$11,830,379	100%	$21,319,610	$(9,489,231)	(45)%
Cost of revenues	9,880,429	84%	18,893,667	(9,013,238)	(48)%
Gross profit	1,949,950	16%	2,425,943	(475,993)	(20)%
Operating expenses	17,288,404	146%	34,337,960	(17,049,556)	(50)%
Other income (expense)	(6,283,860)	(53)%	(2,751,928)	(3,531,932)	128%
Loss before income tax	(21,622,314)	(183)%	(34,663,945)	13,041,631	(38)%
Income tax expense	6,092	0%	29,674	(23,582)	(79)%
Net loss from continuing operations	(21,628,406)	(183)%	(34,693,619)	13,065,213	(38)%
Income (loss) from operations of discontinued operations	(689,650)	(5)%	(229,554)	460,096	200%
Less: non-controlling interest	75,203	1%	64,211	10,992)	17%
Net loss attributable to BIMI International Medical Inc.	$(22,393,259)	(189)%	$(34,985,956)	$12,592,697	(36)%

Revenues

Revenues for the years ended December 31, 2022 and 2021 were $11,830,379 and $21,319,610, respectively. The decrease of $9,489,231 is mainly due to the $10,712,363 decrease in sales of wholesale pharmaceuticals, the $1,048,318 decline in medical services revenues, offset in part by the $697,348 increase in medical devices revenues and the $539,949 increase in pharmacy retail revenues.

For the year ended December 31, 2022, the revenues of the retail pharmacies, wholesale medical devices, wholesale pharmaceuticals and medical services were $856,596, $4,142,455, $6,831,328 and $Nil, respectively. For the year ended December 31, 2021, the revenues of the retail pharmacies, wholesale medical devices, wholesale pharmaceuticals and medical services were $316,647, $3,445,107, $16,495,373 and $1,048,318, respectively.

As the Zhongshan, Qiangsheng, Eurasia and Minkang were held for sale as of December 31, 2022, the revenues of these hospital amounting to $5,446,619 are not included.

Cost of revenues

Cost of revenues consists of primarily of the cost of the medical devices, pharmaceuticals and other products sold to customers. Cost of revenues for the year ended December 31, 2022 was $9,880,429 compared with $18,893,667 for the year ended December 31, 2021. The decrease was due to the four hospitals (Zhongshan, Qiangsheng, Eurasia and Minkang) that were held for sale are accounted for separately. For the year ended December 31, 2022, the cost of revenues of Zhongshan, Qiangsheng, Eurasia and Minkang were $2,644,003.

Cost of revenue of the retail pharmacies, wholesale medical devices, wholesale pharmaceuticals and medical services for the year ended December 31, 2022 were $179,386, $3,273,768, $6,417,821 and $Nil, respectively.

Cost of revenue of the retail pharmacies, wholesale medical devices, wholesale pharmaceuticals and medical services for the year ended December 31, 2021 were $200,162, $3,033,702, $14,553,641 and $1,000,582, respectively.

Gross profit

For the year ended December 31, 2022 we had a gross profit margin of 16% compared with a gross profit margin of 11% for the year ended December 31, 2021. The increase in the gross profit margin in 2022 was mainly due to the increase in the gross profit margin of the retail pharmaceuticals segment from 36.8% in 2021 to 79% in 2022 caused by a change in the product mix. In addition, in 2022,some suppliers to our retail pharmacies provided significant promotions and discounts.

The gross profit margin of our retail pharmacies, wholesale medical devices, wholesale pharmaceuticals and medical services segments for the year ended December 31, 2022 were 79.1%, 21.0%, 8.5% and 51.5%, respectively. The gross profit margin of our retail pharmacies, wholesale medical devices, wholesale pharmaceuticals and medical services segments for the year ended December 31, 2021 were 36.8%, 12.0%, 2.7% and 57.3%, respectively.

Operating expenses

Operating expenses consist mainly of the impairment loss of goodwill, general and administrative expenses including auditing and legal service fees, other professional service fees and promotional expenses. Operating expenses for the year ended December 31, 2022, consisted mainly of general and administrative expenses of $10,599,818 and selling expenses in the amount of $1,302,775. The Company recorded an impairment loss of goodwill of $5,385,811.

Operating expenses were $17,288,404 for the year ended December 31, 2022 compared to $34,337,960 for the year ended December 31, 2021, a decrease of $17,049,556, or 50%, primarily due to the decrease in goodwill impairment charges in the year ended December 31, 2022. The goodwill impairment charge in 2022 was mainly attributable to the Qiangsheng, Eurasia and Minkang hospitals which were held for sale in 2022. Operating expenses for the year ended December 31, 2022 consisted mainly of general and administrative expenses of $10,599,818, selling expenses in the amount of $1,302,775. As of December 31, 2022, the Company recorded impairment loss of goodwill of $5,385,811, respectively.

For the year ended December 31, 2022, operating expenses of $7,806,362 were allocated to the parent company, which expenses include salaries of $6,237,183 and professional service fees of $1,569,179. For the year ended December 31, 2021, operating expenses of $3,908,957 were allocated to the parent company, which expenses include salaries of $1,121,083 and professional service fees of $2,787,874.

Operating expenses of the wholesale medical devices segment for the years ended December 31, 2022 and 2021 were $510,637 and $633,241, respectively. The decrease in 2022 of $122,604 is attributable to the influence of the epidemic control policy. The operation hours of Hu Zhong Tang, a subsidiary of Guoyitang, in 2022 were relatively short and the expenses were greatly reducing.

Operating expenses of the wholesale pharmaceuticals segment for the years ended December 31, 2022 and 2021 were $2,192,312 and $190,359, respectively; the reasons for the decrease are the establishment of a bad debt allowance of $1.4 million in accounts receivable and the increase of $0.7 million in expenses due to the full operation of Pusheng in 2022.

Operating expenses of the retail pharmacies segment for the years ended December 31, 2022 and 2021 were $592,973 and $681,140, respectively. The decrease in 2022 was attributable to improved internal management and controls.

Operating expenses of the medical services segment for the years ended December 31, 2022 and 2021 were $68,669 and $956,021, respectively. The decline in 2022 was attributable to the imposition of the PRC government’s COVID-19 control policy, Guoyitang only opened for a short period of time in 2022, resulting in a sharp drop in costs. The decrease in 2022 was attributable to the held for sale status of Zhongshan, Qiangsheng, Eurasia and Minkang, which are accounted for separately.

Other income (expense)

For the year ended December 31, 2022, we reported other expense of $6,283,860 compared to other expense of $2,751,928 for the year ended December 31, 2021. In both years this expense related to the amortization of the convertible notes and also included $1,799,671 of penalties in 2022 relating to the convertible notes. No penalties were assessed in 2021.

In 2022, the exchange rate of Chinese RMB to US dollars decreased from $1 = ¥6.3757 to $1 = ¥ 6.9646. Since substantially all of our assets and revenues are denominated in RMB, we reported an exchange loss of $6,583 for the year ended December 31, 2022, taking into consideration of such exchange rate change and exchange gains/losses related to non-currency assets and liabilities, compared to exchange gains of $24,967 for the year ended December 31, 2021.

Net loss from continuing operations

Net loss from continuing operations was $21,628,406 for the year ended December 31, 2022 compared to a net loss of $34,693,619 for the year ended December 31, 2021, an increase $13,065,213, which was primarily due to the impairment of goodwill and a result of the significant increase in operating expenses of our consolidated company.

Loss from operations of discontinued operations

As a result of the disposition of Zhuoda and its Qianmei subsidiary the businesses of Zhuoda and Qianmei are recorded as discontinued operations in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operation and the results of the operations of the Zhuoda and Qianmei are presented under the line item net loss from discontinued operations for the years ended December 31, 2022.

As a result of the plans to dispose of the Zhongshan, Qiangsheng, Eurasia and Minkang and the actions taken to fulfill the plans, the businesses of the four hospitals are recorded as held for sale in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operation and the results of the operations of the Zhongshan, Qiangsheng, Eurasia and Minkang are presented under the line item net loss from discontinued operations of held for sale for the years ended December 31, 2022. Loss from the discontinued operation was $689,650 for the year ended December 31, 2022.

Net Loss

We reported a net loss of $22,318,056 for the year ended December 31, 2022 compared to a net loss of $34,921,745 for the year ended December 31, 2021, a decrease of $12,603,689.

Foreign currency translation

We reported a negative foreign currency translation adjustment of $1,577,289 for the year ended December 31, 2022 compared to a positive foreign currency translation adjustment of $598,481 for the year ended December 31, 2021. This is the difference between accumulated other comprehensive income in 2022 and 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. As of December 31, 2022, we had cash and cash equivalents of $2,336,636 and negative working capital of $1,973,736 as compared to cash and cash equivalents of $4,609,431 and negative working capital of $932,492 on December 31, 2021.

In order to improve our financial condition, on February 27, 2023, we entered into a stock purchase agreement (the “February SPA”) with Mr. Oudom, whereby the Company agreed to sell 2,500,000 shares of Common Stock to Mr. Oudom for $3,000,000 in cash, based on a purchase price of $1.50 per share, subject to shareholder approval of the issuance of such shares. Such issuance was approved by the Company’s shareholders on April 13, 2023.

Beginning on September 27, 2019, we sold $1,534,250 of convertible notes to various investors that matured during the period beginning September 27, 2020 and ending on March 13, 2021. Each of these notes was issued for a term of 12 months, carrying 6% annual interest rate and convertible into Common Stock. According to the applicable agreements, each holder of such notes had the right during the period beginning one hundred eighty (180) calendar days following the date of their issuance and ending on the maturity date, to convert all or any part of the outstanding and unpaid principal into shares of Common Stock. All of these notes were converted into shares of Common Stock during the year ended December 31, 2020.

On February 1, 2020, we entered into a stock purchase agreement to acquire Guanzan. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Guanzan and its 80% owned subsidiary, Shude, for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 190,000 shares of Common Stock and the cash payment of RMB 80,000,000 (approximately $11,428,571.) On March 18, 2020, we closed the Guanzan acquisition by delivering 190,000 shares of Common Stock. In addition, we assumed bank indebtedness of $1,135,884 in connection with the acquisition. On April 9, 2021, we increased our equity interest in Shude from 80% to 95.2% by making a direct capital investment of $4,892,293 in Shude.

On May 18, 2020, we entered into a securities purchase agreement (the “May SPA”) with two institutional investors to sell convertible notes having a face amount of $6,550,000 at an aggregate original issue discount of 19.85% (the “2020 Notes”) and ranking senior to all outstanding and future indebtedness of the Company. The 2020 Notes do not bear interest except upon the occurrence of an event of default. Each Institutional Investor also received a warrant (the “Institutional Investor 2020 Warrant”) to purchase 325,000 shares of Common Stock at an initial exercise price of $14.225 per share (post-Split price and subject to an Event Market Price Adjustment (as defined below). The placement agent for the private placement received a warrant (the “Placement Agent 2020 Warrant”, together with the Institutional Investor 2020 Warrant, the “2020 Warrants”) to purchase up to 10% of the aggregate number of shares of Common Stock issued pursuant to the 2020 Notes at an initial exercise price of $14.225 per share (post-Split price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares Common Stock issued pursuant to the 2020 Notes.

Pursuant to the May SPA, two 2020 Notes each in the face amount of $2,225,000 were issued to the Institutional Investors in consideration of the payment of $1,750,000 in cash for each 2020 Note ($3,500,00 in the aggregate).

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

On December 14, 2020, we entered into a stock purchase agreement to acquire Chongqing Cogmer Biology Technology Co., Ltd. (“Cogmer”) , a distributor of medical devices including in vitro diagnostic devices, focused on sales to hospitals and sub-distributors in the southwest region of the PRC. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Cogmer for RMB 116,000,000 (approximately $17,737,000), to be paid by the issuance of 40,000 shares of our Common Stock and the payment of RMB 76,000,000 in cash. In December 2020, we paid a deposit of $3,065,181 to the shareholders of Cogmer. On March 15, 2021, we terminated the Cogmer SPA upon mutual agreement with the Cogmer shareholders without incurring any penalties as a result of the termination. We recovered the deposit of $3,065,181 from the shareholders of Cogmer on November 29, 2021.

The Company implemented a 1-for-5 reverse stock split (the “Split”) on February 3, 2022 and a second 1-for-10 reverse split as of December 9, 2022.

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

Our hospitals performed poorly in 2022 due in great measure to the impact of COVID-19 and the PRC’s policies to combat its spread In response to the poor performance of Zhongshan since its acquisition, on February 1, 2022, we entered into an amendment to the Zhongshan acquisition agreement providing for the reduction of the purchase price, including a retroactive 50% decrease in the closing cash payment, a 50% retroactive decrease in the deferred closing stock payment and a 50% reduction of the 2021 and 2022 performance targets. As a result of such amendment, the former owner agreed to return RMB 40,000,000 in cash and 20,000 shares of Common Stock to us in 2022.

On December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to the prior owner. As consideration for the transfer, the seller agreed to return to us the 40,037 shares of Common Stock, that were previously issued as part of the closing consideration.

Subsequent to their issuance, such shares were consolidated into 40,037 shares as a result of a 1-for-5 reverse stock split on February 3, 2022 and a 1-for-10 reverse stock split on December 9, 2022. The prior owner will release our company from any and all claims relating to the earnout payments that were payable under the original purchase agreement and we will receive a put option to sell part or all of our 13% interest in Zhongshan before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by us and the prior owner. The transaction is expected to close in the second quarter of 2023.

In response to the poor performance of the Qiangsheng, Eurasia and Minkang hospitals we entered into an agreement on December 28, 2022, to transfer 90% of the equity interests in the three hospitals back to the sellers. As consideration for the transfer, the sellers will return to us 80,000 shares of Common Stock, which were previously issued to them upon the acquisition of the hospitals. Pursuant to the agreement, we will continue to own 10% of the equity interests in each of the three hospitals. The sales of Qiangsheng, Minkang and Eurasia are expected to close in the second quarter of 2023.

In response to the poor performance of Zhouda since its acquisition, whose operations were impacted by COVID-19, we entered into a sale and purchase agreement to sell Zhuoda back to the former owners on October 19, 2022, Pursuant to the agreement, we sold 100% of the equity interests in Zhuoda in consideration for the return of the 440,000 shares of Common Stock previously issued to the former owners of Zhouda. The transaction closed effective November 23, 2022, when 100% of the equity interests in Zhuoda were transferred to the former owners and the 440,000 shares of Common Stock were returned to us.

On December 20, 2021, we entered into a stock purchase agreement to acquire Bengbu Mali OB-GYN Hospital Co., Ltd. (“Mali Hospital”), a private OB-GYN specialty hospital with 199 beds located in Bengbu city in the southeast region of the People’s Republic of China. We agreed to purchase all the issued and outstanding equity interests in Mali Hospital in consideration of $16,750,000. On January 4, 2022, we paid RMB7,227,000 to the seller as partial consideration. On December 15, 2022, we entered into an agreement to terminate the stock purchase agreement. Pursuant to the Termination Agreement, the Original Agreement will terminate effective as of the date of the return of the 60,000 shares of the Company’s common stock previously issued to the sellers of Mali Hospital and certain third-party beneficiaries. Such return is expected to take place promptly. The Company did not incur any penalties as a result of the termination of the Original Agreement. As of the date of this annual report, we have not received the refund of RMB7,227,000 we paid on January 4, 2022.

Our PRC operating subsidiaries have individually incurred debt in connection with their operations.

Short-term loans

Zhongshan borrowed $215,375 from Wuhu Yangzi Rural Commercial Bank on July 27, 2022. The loan is due on July 27, 2023 with an interest rate of 5.80%. Guanzan borrowed $703,558 from Postal Savings Bank of China On December 22,2022. The loan is due on December 20,2023 with an interest rate of 4.50%. Shude borrowed $114,867 from China Minsheng Bank on March 17,2022, which is due on March 17, 2023, with an interest rate of 6.20%.

Long-term loan-current portion

Guanzan borrowed $24,514 from We Bank on December 26, 2020, which is due on March 26, 2023, with an interest rate of 10.06%. Guanzan borrowed $42,341 from We Bank on July 24, 2021, which are due on July 26, 2023, with an interest rate of 13.68%. Guanzan borrowed $39,109 from We Bank on October 7, 2021, which is due on September 26, 2023, with an interest rate of 12.96%.

Long-term loans

Guanzan borrowed $59,926 from Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd. on February 25,2021, which is due on February 24, 2024, with an interest rate of 8.00%.Guanzan borrowed $71,792 from We Bank on April 26, 2022, for a term of two years, with an interest rate of 9.45%. Guanzan borrowed $23,931 and $119,653 and $39,485 from We Bank on September 6,2022, for a term of two years, with an interest rate of 14.40%.

As of December 31, 2022, the total short-term debt, current portion of long-term debt and long- term debt of our operating subsidiaries in the PRC were $1,033,800, $105,965 and $314,786, respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022	2021
Net cash used in operating activities	$(10,255,206)	$(4,436,775)
Net cash used in (provided by) investing activities	(536,866)	1,310,641
Net cash provided by financing activities	8,433,596	6,877,883
Exchange rate effect on cash	85,681	722,372
Net cash (outflow) inflow	$(2,272,795)	$4,474,122

Operating Activities

We used $10,255,206 in our operations during the year ended December 2022 as compared to $4,436,775 used in our operations in the year ended December 31, 2021. During pandemic, we focused on cash flow efficiency and cut extra operations expense.

The increase in the amount of cash used in operating activities was primarily attributable to the change in other payables and accrued liabilities and operating lease liabilities. During the year ended December 31, 2022, adjustments for non-cash items primarily included the decrease recorded on the amortization of convertible notes of $3.26 million.

Investing Activities

Cash used in investing activities was $536,866 for the year ended December 31, 2022 compared to $1,310,641 used in investing activities for the year ended December 31, 2021. Cash used in investing activities for the year ended December 31, 2022 was due to the payment for the acquisition of Phenix Bio Inc and the disposal of Zhuoda and held for sale status of Minkang, Qiangsheng and Eurasia. Cash used in investing activities for the year ended December 31, 2021 was due to the payment for the acquisition of Qiangsheng, Eurasia and Minkang Hospital and the deposit for the acquisition of Cogmer.

Financing Activities

Cash provided by our financing activities was $8,433,596 for the year ended December 31, 2022 compared to $6,877,883 for the year ended December 31, 2021. During the year ended December 31, 2022, we reduced $6.5 million from issuance of convertible promissory notes and $0.5 million from the repayment of long-term loans.

On June 9, 2022, we entered into a stock purchase agreement with our Chairman of the Board, Mr. Fnu Oudom, whereby Mr. Oudom agreed to purchase 1,250,000 (post a 1-for-10 reverse split in December 2022) shares of Common Stock for $5 million, or $0.40 per share, subject to the approval of our stockholders. On July 18, 2022, 1,250,000 (post a 1-for-10 reverse split in December 2022) shares of Common Stock were issued to Mr. Oudom upon the approval of the stockholders at our 2022 annual meeting of shareholders.

On December 6, 2022, we sold a convertible promissory note (the “Note”) to Mr. Fnu Oudom for $ 2 million. The Note carries an annual interest rate of 6%, which is payable together with the principal amount one (1) year after the date of the Note. Seven (7) business days before the maturity date of the Note, the Note holder has the right to exercise a conversion right at a conversion price of $0.40, to have the aggregate amount of the principal and accrued interests repaid in shares (the “Note Shares”) of our Common Stock, in lieu of cash payment. The conversion price of $0.40 reflects a 60% premium on the closing price of the Common Stock on NASDAQ on the date of issuance of the Note, which was $0.25). On February 27, 2023, the Company and Mr. Oudom entered into an agreement (the “Prepayment Agreement”) whereby the parties agreed that the Company will exercise its prepayment right under the Convertible Note by issuing shares of Common Stock. In consideration of Mr. Oudom’s agreement to convert the Convertible Note in shares of Common Stock and to waive his right to any and all interest accrued and to be accrued under the Convertible Note, the Company agreed to issue 1,330,000 shares of Common Stock (the “Prepayment Shares”) at a conversion price of $1.50 per share, subject to the shareholders’ approval, as full payment of the $2,000,000 principal of the Convertible Note and accrued interest. Such issuance was approved by the Company’s shareholders on April 13, 2023.

Contingent Contractual Obligations

On December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to its prior owner, and will continue to own 13% of the equity interests in Zhongshan. .As consideration for the transfer, the former owner will return the 200,000 shares of our company’s common stock, which were previously and will release us from any and all claims relating to two earnout payments that were payable under the original purchase agreement. Our company will receive a put option to sell part or all of the retained shares before December 31, 2032, based on a valuation determined by a third party appraisal firm jointly chosen by the parties. The transaction is expected to close in the second quarter of 2023.

On December 28, 2022, we entered into an agreement to transfer 90% of the equity interests in the Qiangsheng, Eurasia and Minkang hospitals to the former owners and will continue to retain 10% equity interests in each of the three hospitals. As consideration for the transfer, the former owners will return to our company the 400,000 shares of our common stock, which were previously issued. Our company will also receive a put option to sell part or all of the retained shares to the former owners before December31, 2032, based on a valuation determined by a third party appraisal firm jointly chosen by the parties. The sales of Qiangsheng, Minkang and Eurasia are expected to close in the second quarter of 2023.

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor of healthcare products. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which has been paid, plus 5,270,000 shares of our company’s common stock, of which 270,000 shares will be issued upon the approval of the issuance by our shareholders and the balance of 5,000,000 shares will be issued if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023, subject to the approval of our shareholders.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of the Independent Registered Public Accounting Firm and our Financial Statements and accompanying Notes to the Financial Statements that are filed as part of the report, are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and interim chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, based on the material weaknesses described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting is not effective.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2022:

●	We have restated our financial statements for year ended December 31, 2021 to correct errors identified in our prior financial statements. The impact of the restatement on our financial statement is a reclassification of other expense in financial statements. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

●	Due to our limited resources, we do not have enough accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in our financial transactions in accordance with US GAAP.

●	The Company has insufficient written policies and procedures for accounting and financial reporting, which led to inadequate financial statement closing process.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel was the material weaknesses as of December 31, 2022, as our accounting staff continues to lack sufficient U.S. GAAP experience and requires further substantial training.

We have taken steps to address the cause of the restatement and to improve our internal controls over financial reporting. We hired a consulting firm to assist our accounting department on internal controls and financial reporting. We are committed to maintaining the integrity of our financial statements and to providing accurate and transparent financial information to our investors.

Management’s Remediation Plan

We expect to implement the following measures in 2023 to continue to remediate the material weaknesses identified:

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

We hired a consulting firm to assist our accounting department on internal controls and financial reporting since July of 2022.

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

No change in our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

In December 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and confirmed that until such time as the PCAOB issues any new determination, there are no Commission-Identified Issuers at risk of having their securities subject to a trading prohibition under the HFCAA.

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

Name	Age	Position
Fnu Oudom	68	Chairman of the Board
Tiewei Song	51	Director, Chief Executive Officer
Baiqun Zhong	61	Interim Chief Financial Officer
Xiaoping Wang	43	Chief Operating Officer, Director
Mia Kuang Ching	57	Independent Director, Chair of Audit Committee
Sammi Earn Seok Ang	47	Independent Director, Chair of Nomination and Governance Committee
Barry I. Regenstein	67	Independent Director, Chair of Committee Committee
Timothy H. Safransky	59	Independent Director

Biographical Information of Our Current Directors and Executive Officers

Fnu Oudom has served as Chairman of the Board and President of the Company since May 12, 2022., Mr. Fnu Oudom served as the President at FCCC Inc., a US company focused on strategic investments and acquisitions since April 2021. He was Chairman of the Board of the Time Chain Group, a pharmaceutical and nutritional product research & development and distribution company, from March 2015 to March 2021. From May 2018 to December 2020, he was the Representative of Vanuatu to the United Nations Economic and Social Council for Asia and the Pacific, dedicated to promoting higher standards of living, economic and social progress for the island country. From April 2014 to April 2016, he was the Representative of Tuvalu to the United Nations Economic and Social Council for Asia and the Pacific, focused on the promotion of the island country’s social economic development and facilitation of the island country’s cultural and educational exchange with other member countries. He was a visiting professor at Taiwan Mingdao University in 2014. From Sept 1998 to March 2014, he was the President of Suranaree Industrial Zone., LTD in Thailand, leading the establishment and development of the industrial zone. Mr. Oudom received a bachelor’s degree in Philosophy from Sichuan University in China and studied as a postgraduate at the Institute of Political Science and Law at the French Academy of Social Sciences in Paris from Sept 1989 to May 1995.

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

Sammi Earn Seok Ang has served as an independent director of our company since May 2022. She has worked at Pacific Rainbow International In, as a buyer of dietary nutritional raw materials since October 2017. From Dec 2013 to May 2016, she worked at M/A-COM Technology Solutions Holdings, Inc. as a Logistics Analyst. From Dec 2012 to Dec 2013, she worked at Mindspeed Technologies, Inc., a semiconductor manufacturer as a buyer/planner. From Feb 2012 to Jul 2012, she worked at Paper Mart, an industrial & retail packaging company as a buyer. From Jan 2008 to July2010, she worked at RJ Sports, a softgoods importer/wholesaler/manufacturer of golf bags and accessories as a product manager. Ms. Seok Ang holds two Bachelor’s degrees in International Business – Management and in Computer Information Systems Track – Client-Server and a Masters’ degree in Business Administration – Logistics and Transportation from Missouri State University.

Barry I. Regenstein has served as an independent director of our company since July 2022. He is a co-founder of Sperry Re Capital LLC, a commercial real estate services provider in New York City and has worked as President since January 2021. He has worked at SC Property Development, LLC, a residential and commercial real estate developer in New York City as the Managing Director and Chief Financial Officer since January 2020. He has also worked at Suzuki Capital LLC, a real estate investment, development and management company in New York City as the Chief Financial Officer since June 2016. Mr. Regenstein worked at Tumbleweed Holdings, a finance organization for a development stage company in New York City as the Interim Chief Financial Officer from October 2014 to September 2018; and at KRR Ventures, Inc., a finance firm in New York City as the Managing Director from April 2015 to September 2018. He worked at Lightship Partners, a consulting firm in Roslyn Heights, NY as a partner from February 2014 to September 2018. From August 2004 to March 2013, he worked at Command Security Corporation (NYSE MKT: MOC), a security and aviation services company in Lagrangeville, NY as President (2006-2013), Chief Financial Officer (2004-2013), Director (2007-2012), and Executive Vice President and Chief Operating Officer (2004-2005). From July 1982 to June 2003, he worked at Globeground North America (formerly Hudson General Corporation), a services provider to the general aviation community in Great Neck, NY, as Senior Vice President and Chief Financial Officer (2001-2003), and Vice President and Chief Financial Officer (1997-2001). Mr. Regenstein has a bachelor’s degree in accounting from the University of Maryland and a masters’ degree from Long Island University. He is a Certified Public Accountant and a licensed Real Estate Salesperson. He is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Institute of Management Accountants.

Timothy H. Safransky has served as an independent director of our company since July 2022. He has worked at Commonwealth Development of Florida LLC, a real estate financing firm in Tampa, Florida since January 2004 as the Managing Member. Previously, he worked at Greystone Capital Corporation, a real estate financing firm in Tampa, Florida as President from January 1997 to January 2004. He worked at Amex Tax & Business, a tax consulting firm in Tampa, Florida as a senior accountant from January 1990 to December 1994. Mr. Safransky has a bachelor’s of arts degree in accounting from University of West Florida. He has been a Certified Public Accountant since 1988.

On May 28, 2022, Messrs. Ju Li and Jianxin Wang informed the Company that they were not seeking re-election to the Board. There are no familial relationships among our directors or nominees.

Family Relationships

There are no family relationships between or among any of the current directors or executive officers.

Audit Committee

The current members of our audit committee are Mia Kuang Ching (Chair), Sammi Ean Seok Ang & Timothy H. Safransky each of whom we believe satisfies the independence requirements of the Securities and Exchange Commission and NASDAQ. We believe Mr. Ching is qualified as an audit committee financial expert under the regulations of the SEC by reason of his work experience. Our audit committee assists our Board of Directors in its oversight of:

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

Nomination and Governance Committee

Sammi Ean Seok Ang, Timothy H. Safransky, and Barry I. Regenstein are the members of our Nominating and Governance Committee where Sammi Ean Seok Ang serves as the chairman. All members of our Nominating and Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. Our Board adopted and approved a charter for the Nominating and Governance Committee. According to the Nominating and Governance Committee’s Charter, the Nominating and Governance Committee is responsible for identifying and proposing new potential director nominees to the board of directors for consideration and the review of our corporate governance policies.

Compensation Committee

Our Compensation Committee consists of Sammi Ean Seok Ang, Timothy H. Safransky, and Barry I. Regenstein. Barry I. Regenstein serves as the chairman of our Compensation Committee. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. The Compensation Committee reviews and, as it deems appropriate, recommends to the Board policies, practices and procedures relating to the compensation of the Company’s executive officers and other managerial employees, including the determination, in its discretion, of the amount of annual bonuses, if any, for our executive officers and other professionals. The Compensation Committee advises and consults with our senior executives as may be requested regarding managerial personnel policies.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation during the last two fiscal years for our named executive officers whose total salary in fiscal 2022 totaled $100,000 or more:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Tiewei Song	2022	1,000,000	-	1,000,000	-	-	2,000,000
(CEO, Director) (1)	2021	625,000	-	235,000	-	-	860,000

Baiqun Zhong	2022	-	-		-	-	-
(CFO) (2)	2021	145,833	-	500,000	-	-	145,833

Xiaoping Wang	2022	500,000	-	500,000	-	-	1,000,000
(COO) (3)	2021	-	-		-	-	500,000

(1)	On January 24, 2022, the Company issued 1,000,000 shares of Common Stock as the salary for Mr. Tiewei Song. We accrued $235,000, as part of the stock compensation of his annual salary in 2021 based on the terms his amended agreement. Agreement. We have not paid, but have accrued $3,020,000 in salary expense for Mr. Song since January 2022.

(2)	We have not paid, but have accrued $250,000 in salary expense for Ms. Zhong since January 2022.

(3)	On January 1, 2022, under the COO Executive Employment Agreement, Mr. Wang’s compensation will consist of an annual salary of $500,000 in cash and stock compensation of 500,000 shares of the Company’s common stock. We issued 50,000 shares of our common stock to Mr. Wang in January 2022.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

We entered into an employment agreement (the “Song Agreement”) with Mr. Song dated October 1, 2019, under which Mr. Song agreed to serve as our Chief Executive Officer for a term of two years commencing October1, 2019 with base annual cash compensation of $500,000, which has not been paid as yet. The Song Agreement was renewed on October 28, 2021 for one (1) year. Under the renewed agreement, we agreed to pay him an annual base salary of $1,000,000 in cash and an annual stock compensation of 1,000,000 shares of our Common Stock. During each renewal period thereafter his salary will consist of an annual base salary of $300,000 in cash, subject to an annual review by the Board of Directors or the Compensation Committee thereof. We have not paid, but have accrued $3,020,000 in salary expense for Mr. Song since January 2022.

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

The Song Agreement and employment thereunder may be terminated (1) automatically upon the death or total disability of Mr. Song, (2) without Cause by the Company or for Good Reason (both as defined in the Song Agreement) by Mr. Song, in which case Mr. Song will be entitled to receive termination payments and benefits, including without limitation, an amount equal to six (6) months’ salary, unpaid salary earned through the date of termination and unused vacation that has accrued and would be payable under the Company’s standard benefits, or (3) in connection with a Change of Control, in which case Mr. Song will be entitled to receive a severance payment in the amount equal to $10,000,000, and other benefits.

On January 27, 2022, we entered into an employment agreement with Baiqun Zhong, our interim Chief Financial Officer, for a term of one (1) year, effective May 21, 2021, taking into consideration that she served as the Interim CFO from May 21, 2021 until July 14, 2021 and assumed such role once again on September 27, 2021. Under the agreement, Ms. Zhong’s compensation consists of an annual salary of $250,000 in cash. We have not entered into a renewal agreement with Ms. Zhong, thus terms in the previous employment agreement continue to apply. As of the date of this annual report, we have not made any cash payment to Mrs. Zhong.

On January 27, 2022, we entered into an employment agreement with Mr. Xiaoping Wang for a term of one (1) year, effective January 1, 2022. Under the agreement, Mr. Wang’s compensation will consist of an annual salary of $500,000 in cash and stock compensation of 50,000 shares of the Company’s common stock. We issued 50,000 shares of our common stock to Mr. Wang in January, 2022. As of the date of this annual report, we have not made any cash payment to Mr. Wang. We have not entered into a renewal agreement with Mr. Wang, thus terms in the previous employment agreement continue to apply.

On December 23, 2022, Mr. Tiewei Song and Mr. Xiaoping Wang provided written performance pledges (the “Performance Pledges”) to the Company, whereby they pledged to use their best efforts to ensure that the aggregate amount of the available cash (excluding cash received as loans or capital infusions or cash held in restricted accounts or otherwise unavailable for unrestricted use for any reason) of Chongqing Bimai Pharmaceutical Technology Group Co., Ltd., a subsidiary of Bimai Pharmaceutical (Chongqing) Co., Ltd., and its subsidiaries, as of December 31, 2023, held in bank accounts of financial banking institutions, as audited by the Company’s independent auditors will be not less than $2 million (the “Performance Target”). If the Performance Target is not met by December 31, 2023, Mr. Song will forfeit his unpaid cash salary accrued from October 1, 2021 to September 30, 2022 in the amount of $1 million, and Mr. Wang will forfeit all his unpaid cash salary accrued through the end of 2023 and will return to the Company the 50,000 shares of the Company’s common stock he previously received as salary.

Compensation of Directors

As of December 31, 2022, we had four non-employee directors, of whom only Mr. Mia Kuang Ching has received compensation, as set forth in the table below. As of December 6, 2021, the Company entered into Board of Directors Agreements (the “BOD Agreements”) with each of Messrs. Fengsheng Tan, Ju Li, Jianxin Wang and Ching Mia Kuang, independent directors of the Company. Pursuant to the BOD Agreements, each of Messrs. Fengsheng Tan, Ju Li, Jianxin Wang and Ching Mia Kuang are entitled to a monthly cash payment of $2,000. No cash payments were made in 2022. The BOD Agreements also contain customary provisions addressing obligations for agreements of this type such as confidentiality, dispute resolution, termination, the Company’s duty to reimburse reasonable expenses, etc. On March 6, 2022, Mr. Fengsheng Tan resigned as a director, at which time the Company paid him a lump sum payment of $8,000 for his services as a director of the Company since 2018 during which period he did not receive any compensation. Directors who are also employees of the Company and/or its subsidiaries received no additional compensation for their services as directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Common Stock as of April 26, 2023 for: (i) each stockholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group:

Name and Address(1) of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (2)	Percentage of Beneficial Ownership
Fnu Oudom, Chairman of the Board and President	1,250,000	28.51%
Tiewei Song, Director, Chief Executive Officer	100,000	2.28%
Baiqun Zhong, Interim Chief Financial Officer	-	-
Xiaoping Wang, Director, Chief Operating Officer	50,000	1.14%
Mia Kuang Ching, Director	-	-
Sammi Earn Seok Ang, Director	-	-
Barry I. Regenstein, Director	-	-
Timothy H. Safransky, Director	-	-
All officers and directors as a group (8 persons)	1,400,000	31.93%

(1)	Unless indicated otherwise, the beneficial owner’s address is 725 5th Avenue, 15th Floor, 15-01, New York, NY.

(2)	Applicable percentage of ownership is based on 4,384,780 shares of Common Stock outstanding as of April 26, 2023. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of April 26, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. There are no options, warrants, rights, conversion privileges or similar rights to acquire the Common Stock of our company and our common Stock is the only outstanding class of equity securities of our company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Agreements entered into with our Chairman, Fnu Oudom

On June 9, 2022, we entered into a stock purchase agreement with our Chairman of the Board, Mr. Fnu Oudom, whereby Mr. Oudom agreed to purchase 1,250,000 (post a 1-for-10 reverse split in December 2022) shares of Common Stock for $5 million, or $0.40 per share, subject to the approval of our stockholders. On July 18, 2022, 1,250,000 (post a 1-for-10 reverse split in December 2022) shares of Common Stock were issued to Mr. Oudom upon the approval of our stockholders at our 2022 annual meeting of shareholders.

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor of healthcare products. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which has been paid, plus 5,270,000 shares of the Company’s common stock, of which 270,000 shares will be issued upon the approval of the issuance by the Company’s shareholders and the balance of 5,000,000 shares will be issued if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023, subject to the approval of the Company’s shareholders. Such issuance of shares was approved by the Company’s shareholders on April 13, 2023.

On December 6, 2022, we sold a convertible promissory note (the “Note”) to Mr. Fnu Oudom for $ 2 million. The Note carries an annual interest rate of 6%, which is payable together with the principal amount one (1) year after the date of the Note. Seven (7) business days before the maturity date of the Note, the Note holder has the right to exercise a conversion right at a conversion price of $0.40, to have the aggregate amount of the principal and accrued interests repaid in shares (the “Note Shares”) of our Common Stock, in lieu of cash payment. The conversion price of $0.40 reflects a 60% premium on the closing price of the Common Stock on NASDAQ on the date of issuance of the Note, which was $0.25). On February 27, 2023, the Company and Mr. Oudom entered into an agreement (the “Prepayment Agreement”) whereby the parties agreed that the Company will exercise its prepayment right under the Convertible Note by issuing shares of Common Stock. In consideration of Mr. Oudom’s agreement to convert the Convertible Note in shares of Common Stock and to waive his right to any and all interest accrued and to be accrued under the Convertible Note, the Company agreed to issue 1,330,000 shares of Common Stock (the “Prepayment Shares”) at a conversion price of $1.50 per share, subject to the shareholders’ approval, as full payment of the $2,000,000 principal of the Convertible Note and accrued interest. Such issuance was approved by the Company’s shareholders on April 13, 2023.

On February 27, 2023, the Company entered into a stock purchase Agreement (the “February SPA”) with Mr. Oudom, whereby the Company agreed to sell 2,500,000 shares of Common Stock to Mr. Oudom for $3,000,000 in cash, based on a purchase price of $1.50 per share, subject to shareholder approval of the issuance of such shares. Such issuance was approved by the Company’s shareholders on April 13, 2023.

Transactions with middle management personnel

Amount due to related parties and middle management personnel

As of December 31, 2022 and December 31, 2021, the total amounts due to related parties and mid-management officers was $4,600,441 and $730,285, respectively, which included:

●	As of December 31, 2022 and 2021, amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and Chairman of the Board of directors of the Company, of $27,699 and $30,258, respectively, free of interest and due on demand. These amounts represent the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018.

●	As of December 31, 2022 and 2021, amount payable to Mr. Li Zhou, the legal representative (general manager) of Guanzan, of $248,690 and $477,128 respectively is for daily operation and third party profession fees with no interest.

●	As of December 31, 2022 and 2021, amounts payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $172,730 and $188,684, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang is for reimbursable operating expenses that the Company owed to Mr. Zhang prior to the acquisition of Boqi Zhengji.

●	As of December 31, 2022 and 2021, amounts payable to Mr. Youwei Xu, the financial manager of Xinrongxin of $11,784 and $12,872, respectively, free of interest and due on demand. The amount due to Mr. Xu, relates to reimbursable operating expenses that was owed to Mr. Xu prior to the acquisition of Boqi Zhengji.

●	As of December 31, 2022 and 2021, amounts payable to Shaohui Zhuo, the general manager of Guoyitang of $4,671 and $5,102, respectively, for amounts advanced for daily operation with no interest.

●	As of December 31, 2022 and 2021, amounts payable to Nanfang Xiao, a director of Guoyitang of $10,482 and $11,450, respectively, was for amounts advanced for daily operation with no interest.

●	As of December 31, 2022 and 2021, amounts payable to Jia Song, the manager of Guoyitang of $4,385 and $4,791, respectively, was for amounts advanced for daily operation with no interest.

●	As of December 31, 2022, Other payable to Mr. Fnu Oudom of $3,620,000, was for $2,000,000 personal loan with 6% interest rate on December 6, 2022, and $1,620,000 for the remaining balance for sale of Phoenix Entity.

●	As of December 31, 2022, Other payable to Mr. Song Tie Wei of $500,000, was personal loan on October 28, 2022, with a term of three months from November 3, 2022 to February 3, 2023. No interest if return on time. 1% interest from 3/3/2023.

Equity Interest Increase in Shude

On April 9, 2021, we increased our equity interest in Shude from 80% to 95.2% by making a direct capital investment of $4,892,293 in Shude.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered by our independent auditors, Audit Alliance LLP, for their audit of our annual financial statements during the years ended December 31, 2022 and 2021 respectively:

	2022	2021
Audit Fees	$310,000	$250,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Accounting Fees and Services	310,000	250,000

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The amounts shown for Audit Alliance LLP in 2022 and 2021, respectively, relate to the audits of our annual financial statements and the review of the financial statements included in our filings on Form 10-Q.

Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. There were no audit-related fees billed during the years ended December 31, 2022 and 2021.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning. There were no tax fees billed during the years ended December 31, 2022 and 2021.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e. Audit Fees, Audit-Related Fees, Tax Fees and allowable working costs. There were no other fees billed during the years ended December 31, 2022 and 2021.

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

Dated: May 4, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Tiewei Song	Director and Chief Executive Officer	May 4, 2023
Tiewei Song	(Principal Executive Officer),

/s/ Fnu Oudom	Director; Chairman of the Board	May 4, 2023
Fnu Oudom

/s/ Mia Kuang Ching	Director	May 4, 2023
Mia Kuang Ching

/s/ Xiaoping Wang	Director	May 4, 2023
Xiaoping Wang

/s/ Sammi Ean Seok Ang	Director	May 4, 2023
Sammi Ean Seok Ang

/s/ Timothy H. Safransky	Director	May 4, 2023
Timothy H. Safransky

/s/ Barry I. Regenstein	Director	May 4, 2023
Barry I. Regenstein

/s/ Baiqun Zhong	Interim Chief Financial Officer	May 4, 2023
Baiqun Zhong	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Certificate of Incorporation	Exhibits with the corresponding numbers filed with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155).

3.2	Certificate of Amendment	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003.(File No. 000-50155)

3.3	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Definitive Information Statement on Schedule 14C, filed July 23, 2009

3.4	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K, dated September 16, 2010

3.5	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 18, 2019

3.6	Certificate of Amendment to Certificate of Incorporation

3.7	Certificate of Amendment to Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2021

3.8	Certificate of Amendment to Certificate of Incorporation

3.9	Amended and Restated Certificate of Incorporation	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 21, 2022

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.11	Bylaws	Exhibits submitted with our registration statement on Form 10-SB filed January 17, 2003. (File No. 000-50155)

3.12	Amended and Restated Bylaws	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 1, 2022

4.1	Description of Securities Registered Under Section 12 of the Exchange Act	Incorporated by reference from the Company’s Annual Report on Form 10-K for year December 31, 2019

10.1	Executive Employment Agreement (Song, Tiewei) dated October 1, 2019	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 4, 2019

10.2	Form of Securities Purchase Agreement dated May 18, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.3	Form of Secured Convertible Promissory Note dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.4	Form of Warrant dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020.

10.5	Form of Shareholder Pledge Agreement dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.6	Form of Voting Agreement dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.7	Form of Registration Rights Agreement dated May 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 18, 2020

10.8	Prepayment and Amendment Agreement dated November 20, 2020	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 24, 2020

10.9	Amendment to Stock Purchase Agreement dated February 24, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 24, 2021

10.10	Stock Purchase Agreement dated April 9, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 13, 2021

10.11	Stock Purchase Agreement dated April 16, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 22, 2021

10.12	Stock Purchase Agreement dated September 10, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 14, 2021

10.13	Executive Employment Agreement (Song, Tiewei) dated October 28, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 1, 2021

10.14	Form of Secured Convertible Promissory Note dated November 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 18, 2021

10.15	Form of Warrant dated November 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 18, 2021

10.16	Form of Registration Rights Agreement dated November 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 18, 2021

10.17	Amendments to three Stock Purchase Agreements dated December 17, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 17, 2021

10.18	Stock Purchase Agreement dated December 20, 2021	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 22, 2021

10.19	Employment Agreement (Wang, Xiaoping) dated January 27, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 31, 2022

10.20	Employment Agreement (Zhong, Baiqun) dated January 27, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 31, 2022

10.21	Amendment No. 3 to the Stock Purchase Agreement and Settlement Agreement dated February 1, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 3, 2022

10.22	Stock Purchase Agreement dated June 9,2022	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 10, 2022

10.23	Stock Purchase Agreement dated July 5,2022	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 7, 2022

10.24	Sale and Purchase Agreement dated October 19, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 24, 2022

10.25	Convertible Promissory Note Dated December 6, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 8, 2022

10.26	Amendment No. 3 to Stock Purchase Agreement and Settlement Agreement dated December 9, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 13, 2022

10.27	Termination Agreement dated December 15, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 20, 2022

10.28	Performance Pledges dated December 23, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 28, 2022

10.29	Transfer Agreement dated December 28, 2022	Incorporated by reference from the Company’s Current Report on Form 8-K on January 4, 2023

10.30	Amendment to Stock Purchase Agreement dated February 27, 2023	Incorporated by reference from the Company’s Current Report on Form 8-K on March 1, 2023

10.31	Stock Purchase Agreement dated February 27, 2023	Incorporated by reference from the Company’s Current Report on Form 8-K on March 1, 2023

10.32	Prepayment Agreement dated February 27, 2023	Incorporated by reference from the Company’s Current Report on Form 8-K on March 1, 2023

14.1	Code of Ethics of the Registrant	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 30, 2018

21.1	Subsidiaries of the Registrant

23.1*	Consent of Chongqing Jinmujinyang (Jiulongpo) Law Firm (a/k/a in English: Chongqing Kingmoon & Kingyang (Jiulongpo) Law Firm)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

BIMI INTERNATIONAL MEDICAL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BIMI International Medical, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BIMI International Medical, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2022 and 2021, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021 and the consolidated results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $22,393,259 and $34,985,956 and recorded a cash outflow from operating activities of $10,255,206 and $4,436,774 for the financial years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company in net current liabilities of $2,126,672 and $932,492 and had accumulated deficit of $70,143,785and $47,900,930, respectively. These factors indicate material uncertainty exists that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill – Refer to Note 4,5,6,7,8 and 18

Critical Audit Matter Description

As described in Notes 4,5,6,7,8 and 18 to the consolidated financial statements, the Company acquired the Guanzan Group in 2020 and acquired the Guoyitang Hospital, the Zhongshan Hospital, the Qiangsheng, Eurasia and Minkang Hospitals and Zhuoda in 2021. Zhuoda has been stripped off on October 31,2022, so there is no goodwill of Zhuoda for impairment assessment in 2022. The goodwill associated with the acquisition of: (i) Guanzan of $6,914,232; (ii) Guoyitang of $7,154,393; (iii) Zhongshan of $10,443,494, and (iv) Minkang, Qiangsheng and Eurasia of $9,067,529, were initially recognized at the acquisition closing date.

Management assessed goodwill for potential impairment as of December 31, 2022 and 2021 by comparing the carrying amount of the cash-generating unit to which goodwill has been allocated with the recoverable amount determined by assessing the value-in-use (“VIU”) by preparing a discounted cash flow forecast. Preparing a discounted cash flow forecast involves the exercise of significant management judgement, in particular in forecasting revenue growth and operating profit and in determining an appropriate discount rate.

Goodwill is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company has elected to perform quantitative assessment. In the quantitative assessment, the Company’s evaluation of goodwill for impairment involves the comparison of the fair value to the carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge. Based on the quantitative assessment performed, if it is more likely than not that the fair value is less than the carrying amount. During the year ended December 31, 2022 and 2021, impairment losses on goodwill in the amount of $5,385,811 and $26,128,171 were recognized based on the quantitative assessment performed, respectively.

We identified goodwill impairment as a critical audit matter because of the significant judgments made by management to estimate the fair value of the acquired companies and the difference between the fair value and carrying value. This required a high degree of auditor judgment and an increased efforts, including the need to involve our valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures relating to the discount rate and forecasts of future revenue and operating margin used by management to estimate the fair value of the acquired companies included the following, among others:

●	We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.

●	We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to historical revenues and operating margins.

●	With the assistance of our valuation specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

a.	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation;

b.	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2020.

Singapore

May 4, 2023

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,336,636	$4,609,431
Accounts receivable, net	3,208,286	5,874,607
Advances to suppliers	6,589,759	2,909,048
Inventories, net	7,654,242	2,238,692
Prepayments and other receivables	1,347,079	1,811,182
Current assets from discontinued operations-disposal	-	2,091,836
Current assets from discontinued operations-held for sale	2,099,673	1,624,854
Total current assets	23,235,675	21,159,650

NON-CURRENT ASSETS
Deferred tax assets	190,132	207,694
Property, plant and equipment, net	1,703,420	1,945,552
Intangible assets, net	16,183	18,039
Operating lease-right of use assets	2,942,265	1,708,740
Goodwill	2,065,666	8,376,217
Long-term investment	1,800,000	-
Non-current assets from discontinued operations-disposal	-	18,466
Non-current assets from discontinued operations-held for sale	3,761,149	4,694,007
Total non-current assets	12,478,815	16,968,715

TOTAL ASSETS	$35,714,490	$38,128,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term loans	$818,425	$768,543
Long-term loans due within one year	105,965	369,187
Convertible promissory notes, net	1,108,785	5,211,160
Accounts payable, trade	10,785,531	5,202,818
Advances from customers	923,131	1,893,819
Amount due to related parties	4,600,441	730,285
Taxes payable	71,915	308,503
Other payables and accrued liabilities	3,175,574	2,080,285
Lease liability-current	532,630	442,628
Current liabilities from discontinued operations-disposal	-	1,539,327
Current liabilities from discontinued operations-held for sale	3,239,950	3,545,587
Total current liabilities	25,362,347	22,092,142

NON-CURRENT LIABILITIES
Lease liability-non current	2,574,751	1,402,550
Long-term loans - non-current	314,786	538,006
Non-current liabilities from discontined operations-disposal	-	12,727
Non-current liabilities from discontined operations-held for sale	2,245,373	2,746,512
Total non-current liabilities	5,134,910	4,699,795
TOTAL LIABILITIES	30,497,257	26,791,937

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized; 3,764,780 and 850,222 shares issued and outstanding as of December 31, 2022 and 2021, respectively*	3,765	850
Additional paid-in capital	71,899,271	55,227,782
Statutory reserves	2,263,857	2,263,857
Accumulated deficit	(70,143,785)	(47,900,930)
Accumulated other comprehensive income	24,583	1,601,872
Total BIMI International Medical Inc.’s equity	4,047,691	11,193,431

NON-CONTROLLING INTERESTS	1,169,542	142,997
Total stockholders’ equity	5,217,233	11,336,428
Total liabilities and stockholders’ equity	$35,714,490	$38,128,365

*	Retrospectively restated due to 1-for-5 reverse stock split, see Note 23. A subsequent 1-for-10 reverse split took place on December 9, 2022.

The accompanying notes are an integral part of the consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2022	2021
REVENUES	11,830,379	21,319,610

COST OF REVENUES	9,880,429	18,893,667

GROSS PROFIT	1,949,950	2,425,943

OPERATING EXPENSES:
Sales and marketing	1,302,775	2,153,205
General and administrative	10,599,818	6,056,584
Impairment loss of goodwill	5,385,811	26,128,171
Total operating expenses	17,288,404	34,337,960

LOSS FROM OPERATIONS	(15,338,454)	(31,912,017)

OTHER INCOME (EXPENSE)
Interest income	707	3,087
Interest expense	(170,480)	(190,829)
Exchange gains	(6,583)	24,967
Amortization of convertible notes(1)	(3,260,788)	(2,252,401)
Other expense	(2,846,716)	(336,752)
Total other income (expense), net	(6,283,860)	(2,751,928)

LOSS BEFORE INCOME TAXES	(21,622,314)	(34,663,945)

PROVISION FOR INCOME TAXES	6,092	29,674

NET LOSS FROM CONTINUING OPERATIONS	(21,628,406)	(34,693,619)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations-disposal	(40,505)	714
Loss from operations of discontinued operations-held for sale	(649,145)	(228,840)
NET LOSS	(22,318,056)	(34,921,745)
Less: net income attributable to non-controlling interest	75,203	64,211
NET LOSS ATTRIBUTABLE TO BIMI INTERATIONAL MEDICAL INC.	$(22,393,259)	$(34,985,956)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(1,577,289)	598,481

TOTAL COMPREHENSIVE LOSS	(23,895,345)	(34,323,264)
Less: comprehensive loss attributable to non-controlling interests	(1,052,601)	(26,056)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICAL INC.	$(22,842,744)	$(34,297,208)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	2,664,653	536,293

LOSS PER SHARE
Continuing operation-Basic and diluted	$(8.12)	$(64.69)
Discontinued operation-Basic and diluted	$(0.26)	$(0.43)
Basic and diluted	$(8.38)	$(65.12)

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Statutory	Non Controlling	Accumulated	Total Stockholders’
	Shares*	Amount	Capital	(Loss)/Income	Reserve	Interest	Deficit	Equity
Balance as of December 31, 2020	265,092	265	26,355,523	1,003,392	2,263,857	183,021	(12,914,973)	16,893,471

Issuance of common shares	585,130	585	26,462,484	-	-	-	-	26,460,683

Net income/(loss)	-	-	-	-	-	(26,056)	(32,518,125)	(32,544,181)

Disposal of discontinued operations and subsidiaries-disposal	-	-	313,691	-	-	-	244,557	558,248

Discontinued operations and subsidiaries -held for sale	-	-	2,096,084	-	-	-	(2,712,389)	(616,305)

Foreign currency translation adjustment	-	-	-	598,480	-	(13,968)	-	584,512

Balance as of December 31, 2021	850,222	850	55,227,782	1,601,872	2,263,857	142,997	(47,900,930)	11,336,428

Issuance of common shares	2,914,558	2,915	16,671,489	-	-	-	-	16,674,404

Net income/(loss)	-	-	-	-	-	(1,052,601)	(22,393,259)	(23,445,860)
Disposal of discontinued operations and subsidiaries-disposal	-	-	-	-	-	-	-	-
Discontinued operations and subsidiaries-held for sale	-	-	-	(1,550)	-	-	(3,220,239)	(3,221,789)

Foreign currency translation adjustment	-	-	-	(1,575,739)	-	2,079,146	3,370,643	3,874,050

Balance as of December 31, 2022	3,764,780	3,765	71,899,271	24,583	2,263,857	1,169,542	(70,143,785)	5,217,233

*	Retrospectively restated due to 1-for-5 reverse stock split, see Note 23. A subsequent 1-for-10 reverse split took place on December 9, 2022.

The accompanying notes are an integral part of the consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,318,056)	$(34,921,745)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	223,561	244,116
Impairment loss of Goodwill	5,385,811	26,128,171
Inventories impairment reserve	59,567	93,884
Allowance for doubtful accounts	1,380,929	(53,698)
Amortization of discount of convertible promissory notes	3,260,788	2,252,401
Profit/Loss on disposal of discontinuing operations and subsidiaries	(529,320)	-
Change in operating assets and liabilities
Accounts receivable	1,357,394	877,440
Advances to suppliers	490,168	(203,053)
Inventories	(5,475,117)	(1,429,785)
Prepayments and other receivables	464,103	4,915,327
Operating lease-right of use assets	(1,233,525)	(1,214,165)
Accounts payable, trade	5,582,713	(1,248,623)
Advances from customers	(970,688)	1,699,733
Operating lease liabilities	1,262,203	1,283,039
Taxes payable	(219,026)	(479,750)
Other payables and accrued liabilities	1,095,289	(2,380,066)
Net cash used in operating activities from continuing operations	(10,255,206)	(4,436,774)
Net cash provided by operating activities from discontinued operations	-	-
Net cash used in operating activities	(10,255,206)	(4,436,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of subsidiaries		28,457
Disposal of Zhuoda	924,740	-
Payment for the acquisition of Qiangsheng, Eurasia and Mingkang Hospitals	-	(3,136,910)
Payment for the acquisition of Phenix Bio Inc	(1,800,000)	-
Deposit for the acquisition of Cogmer	-	3,065,181
Discontinued operations-Disposal of Zhuoda	27,117	(886,910)
Discontinue operations-held for sale of Zhongshan, qiangsheng, Eurasia and Mingkang	311,277	2,483,549
Purchase of property, plant, and equipment	-	(242,726)
Net cash used in investing activities from continuing operations	(536,866)	1,310,641
Net cash provided by investing activities from discontinued operations	-	-
Net cash (used in) provided by investing activities	(536,866)	1,310,641

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stocks	5,000,000	-
Proceeds from short-term loan	-	(135,685)
Proceeds from long-term loan	-	151,995
Net proceeds from issuance of convertible promissory notes	-	6,500,000
Repayment of short-term loans	49,882	-
Repayment of long-term loans	(486,442)	-
Amount financed from (to) related parties	3,870,156	361,573
Net cash provided by financing activities from continuing operations	8,433,596	6,877,883
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by investing activities	8,433,596	6,877,883

EFFECT OF EXCHANGE RATE ON CASH	85,681	722,372

(DECREASE) INCREASE IN CASH	(2,272,795)	4,474,122
CASH AND CASH EQUIVALENTS, beginning of period	4,609,431	135,309
CASH AND CASH EQUIVALENTS, end of period	$2,336,636	$4,609,431

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$6,092	$422,033
Cash paid for interest expense, net of capitalized interest	$163,326	$163,883

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Issuance of shares of Common stock for the equity acquisition of Chongqing Guanzan Technology Co., Ltd.	$-	$3,818,000
Issuance of shares of Common stock for equity acquisition of Zhongshan Chaohu Hospital	$-	$-
Issuance of shares of Common stock for equity acquisition of Guoyitang Hospital	$-	$3,820,000
Issuance of shares of Common stock for equity acquisition of Minkang, Qiangsheng and Eurasia hospitals	$-	$-
Issuance of shares of Common stock for equity acquisition of Zhuoda	$-	-
Issuance of shares of Common stock for payment of improvements to offices	$-	696,896
Goodwill recognized from equity acquisition of Zhongshan Chaohu Hospital	$-	$-
Goodwill recognized from equity acquisition of Guoyitang Hospital	$-	$7,154,392
Goodwill recognized from equity acquisition of Minkang, Qiangsheng and Eurasia hospitals	$-	$-
Outstanding payment for equity acquisition of Zhongshan Chaohu Hospital	$-	-
Outstanding payment for equity acquisition of Guoyitang Hospital	$-	$6,100,723
Outstanding payment for equity acquisition of Minkang, Qiangsheng and Eurasia hospitals	$-	$-
Common stock to be issued upon conversion of convertible promissory notes	-	5,400,000
Issuance of common share for equity acquisition of Mali Hospital	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

BIMI INTERNATIONAL MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Until October 14, 2019, the Company, through NF Energy Saving Investment Limited and its subsidiaries (the “NF Group”), operated in the energy saving enhancement technology industry in the People’s Republic of China (the “PRC”). The NF Group focused on providing services relating to energy saving technology, optimization design, energy saving reconstruction of pipeline networks and contractual energy management for the electric power, petrochemical, coal, metallurgy, construction, and municipal infrastructure development industries in the PRC and the manufacture and sales of energy-saving flow control equipment. In late 2019, the Company committed to a plan to dispose of all its equity interests in the NF Group and on March 31, 2020, the Company entered into an agreement to sell the NF Group. The sale of the NF Group closed on June 23, 2020.

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

On March 18, 2020, the Company, through its wholly owned subsidiary, Xinrongxin, acquired 100% of the equity interests in Chongqing Guanzan Technology Co., Ltd. (“Guanzan”). Guanzan held an 80% equity interest in Chongqing Shude Pharmaceutical Co., Ltd. (“Shude”, collectively with Guanzan, the “Guanzan Group”). Guanzan also owns 100% equity interest in Chongqing Lijiantang Pharmaceutical Co. Ltd., a subsidiary established in May 2020. Lijiantang operates 4 retail pharmacy stores in China (collectively, the “Lijiantang Pharmacy Group”,”).

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

On December 20, 2021, the Company entered into a stock purchase agreement to acquire Bengbu Mali OB-GYN Hospital Co., Ltd. (“Mali Hospital”). We agreed to purchase all the issued and outstanding equity interests in Mali Hospital in consideration of $16,750,000. On January 4, 2022, we paid RMB7,227,000 to the seller as partial consideration. The transaction did not close and on December 15, 2022, the Company entered into a termination agreement with respect to the purchase of Mali Hospital. Pursuant to the termination agreement, the original agreement will terminate effective as of the date of the return of the 60,000 shares of the Company’s common stock previously issued to the sellers of Mali Hospital and certain third-party beneficiaries. Such return is expected to take place promptly. The Company did not incur any penalties as a result of the termination of the Original Agreement. As of the date of this annual report, we have not received the refund of RMB7,227,000 we paid on January 4, 2022.

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

As of December 31,2022, the details of the Company’s major subsidiaries are as follows:

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

As reflected in the accompanying consolidated financial statements, the Company incurred a net loss of $22,393,259 and $34,985,956 and recorded a cash outflow from operating activities of $10,255,206 and $4,436,774 for the financial years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company in net current liabilities of $2,126,672 and $932,492 and had accumulated deficit of $70,143,785 and $47,900,930. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

We have restated our financial statements for year ended December 31, 2021 to correct errors identified in our prior financial statements. In FY2021,we recorded amortization of convertible note in G&A expense account, it has been revised to record amortization of convertible note in other income(expense) account. The restatement was necessary to address misstatement of financial statements. The impact of the restatement on our financial statement is reclassification of other expense in financial statements. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

We previously erroneously recorded amortization of our convertible note as G&A expense in the financial statements for the year ended December 31, 2021 and 2020. We now record the amortization of the convertible notes in other income expense account, consistent with our statement of cash flow. The amortization of convertible note for the year ended December 31, 2022 and 2021 is $2,252,401 and $2,091,927, respectively.

We have taken steps to address the cause of the restatement and to improve our internal controls over financial reporting. We hired a consulting firm to assist our accounting department on internal controls and financial reporting. We are committed to maintaining the integrity of our financial statements and to providing accurate and transparent financial information to our investors.

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

The consolidated financial information as of December 31, 2022 and 2021 and for the years ended December 31, 2022 and 2021 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The consolidated financial information should be read in conjunction with the consolidated financial statements and the notes.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2022 and 2021, the allowance for doubtful accounts was $1,380,929 and $53,698, respectively.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of December 31, 2022 and 2021, the allowance for doubtful accounts was $Nil, respectively.

●	Business held for sale

In late 2022, the Company committed to a plan to dispose of the Zhongshan, Minkang, Eurasia, Qiangsheng and Guoyitang hospitals.

On December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to the prior owner. As consideration for the transfer, the seller agreed to return to us the 40,037 shares of Common Stock, that were previously issued as part of the closing consideration. The transaction is expected to close in the second quarter of 2023.

On December 28, 2022, we entered into an agreement to transfer 90% of the equity interests in Qiangshen, Minkang and Eurasia to the previous owners. As consideration for the transfer, the sellers agreed to return to us the 80,000 shares of Common Stock which were previously issued upon the acquisition of the three hospitals. The sales of Qiangsheng, Minkang and Eurasia are expected to close in the second quarter of 2023.

The Company determined that the plan and the subsequent actions taken to dispose of the four hospitals qualified as a held for sale operation under the criteria set forth in the ASC 205-20 Presentation of Financial Statements – Discontinued Operation.

The carrying amount of the major classes of assets and liabilities of the business held for sale as of December 31, 2022 and 2021 consist of the following:

	December 31,	December 31,
	2022	2021
Assets from held for sale
Current assets
Cash and cash equivalents	$53,928	$87,741
Accounts receivable, net	501,054	146,805
Advances to suppliers	211,335	136,425
Amount due from related parties	350,577	622,554
Inventories, net	155,736	238,309
Prepayments and other receivables	827,043	393,020
Operating lease-right of use assets	-	-
Total current assets	2,099,673	1,624,854

Non-current assets
Deferred tax assets	(133)	(145)
Property, plant and equipment, net	1,254,328	1,573,342
Intangible assets, net	-	-
Operating lease-right of use assets	2,506,954	3,120,810
Goodwill	-	-
Long-term investment	-	-
Total non-current assets	3,761,149	4,694,007

Total assets from held for sale	$5,860,822	$6,318,861

Liabilities from held for sale
Current liabilities
Short-term loans	$215,375	$235,268
Long-term loans due within one year	-	-
Convertible promissory notes, net	-	-
Accounts payable, trade	1,480,098	1,870,661
Advances from customers	1,537	48,486
Amount due to related parties	-	-
Taxes payable	336,755	354,057
Other payables and accrued liabilities	739,873	533,633
Lease liability-current	466,312	503,452
Total current liabilities	3,239,950	3,545,587

Non-current liabilities
Lease liability-non current	2,245,373	2,746,512
Long-term loans - non-current	-	-
Total non-current liabilities	2,245,373	2,746,512

Total liabilities	5,485,323	6,292,099

The summarized operating results of the business held for sale included in the Company’s consolidated statements of operations consist of the following:

	For the year ended December 31,
	2022	2021
Revenues	$5,446,619	5,350,061
Cost of revenues	2,644,003	3,213,602
Gross profit	2,802,616	2,136,459

Operating expense	3,077,452	2,137,692
Other expense	(352,145)	(201,268)
Loss before income taxes	(626,981)	(202,501)

Income tax expense	22,164	26,339
Loss from business held for sale	$(649,145)	$(228,840)

●	Inventories

Inventories are stated at the lower of cost or net realizable value. Costs include the purchase price of the inventories and freight, the cost is determined using the weighted average method and net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of December 31, 2022 and 2021, the Company recorded allowance for obsolete inventories (the Pharmacy Group’s expired medicine) of $59,567 and $93,884, respectively.

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

If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business acquisition with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit~~.~~ The excess of the fair value of the reporting unit~~.~~ over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. The fair value of discounted cash flow was determined using management’s estimates and assumptions~~.~~

Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill will be reassigned based on the relative fair value of each of the affected reporting units. As of December 31, 2022 and 2021, the Company recorded impairments for goodwill of $5,385,811 and $26,128,171, respectively.

At the date of the most recent annual goodwill impairment test, all the reporting units’ fair value were either equal to or slightly higher than their carrying values. None of the reporting units’ fair values were substantially in excess of their carrying values. The fair value of the goodwill associated with each of the Guanzan Group (which covers the wholesale pharmaceutical, wholesale medical devices and the Lijiantang Pharmacies segments) and the medical services segment (consisting of Guoyitang, Zhongshan and the Qiangsheng, Eurasia and Minkang hospitals), were equal to their carrying value after their last impairment test and the fair value of the goodwill for Zhuoda only exceeded its carrying value by approximately 5.62%. Zhuoda has been stripped off on October 31,2022, so there is no goodwill of Zhuoda for impairment assessment in 2022. Accordingly, the goodwill associated with Guanzan Group, Guoyitang, Zhongshan and Qiangsheng, Eurasia and Minkang are considered at risk for impairment in future periods.

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

(2)	Wholesale medical devices and wholesale pharmaceuticals

The Group sales of wholesale medical device mainly through Guanzan, the group sales of wholesale pharmaceuticals mainly through Shude, Pusheng and Zhuoda, until its sale in October 2022.. The medical device and wholesale pharmaceuticals businesses primarily involve purchasing wholesale medical device and wholesale pharmaceuticals from the suppliers and then selling to customers. Upon obtaining purchase orders, the Company instructs warehouse agent to transfer ownership of products to customers. The transaction is normally completed within a short period of time, ranging from a few days to a month. The Company recognizes revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers.

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

For the years ended December 31, 2022 and 2021, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

On December 28, 2022, the Company entered into an agreement to transfer 87% of the equity interests in Zhongshan, to its former owner who previously sold 100% of the equity interests in Zhongshan to the Company pursuant to a stock purchase agreement.

Pursuant to the Agreement, the Company will transfer 87% of the equity interests in Zhongshan to the former owner and will continue to own 13% of the equity interests in Zhongshan. As consideration for the sale of the 87% interest in Zhongshan, the former owner will return to the Company the 40,037 shares of the Company’s common stock, which were previously issued to him. Subsequent to their issuance, such shares were consolidated into 40,037shares as a result of a 1-for-5 reverse stock split on February 3, 2022 and a 1-for-10 reverse stock split on December 9, 2022. The former owner will release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company will receive a put option to sell part or all of its 13% interest in Zhongshan before December 31, 2032, based on a valuation determined by a reputable third party appraisal firm jointly chosen by the Parties. The transaction is expected to close in the second quarter of 2023.

On December 28, 2022, the Company entered into an agreement to transfer 90% of the equity interests in the Qiangsheng, Eurasia and Minkang hospitals- to their former owners. Pursuant to the agreement, the Company will transfer 90% of the equity interests in each of the three hospitals and continue to own 10% of the equity interests in each hospital. . As consideration for the transfer, one of the former owners will return to the Company the 4,000,000 shares of the Company’s common stock, which were previously issued upon the acquisition of the three hospitals. Subsequent to their issuance, such shares were as consolidated into 80,000 shares as a result of a 1-for-5 reverse stock split on February 3, 2022 and a 1-for-10 reverse stock split on December 9, 2022. The Company will also receive a put option to sell part or all of its 10% interest in each of the three hospitals to the former owner before December31,2032, based on a valuation determined by a reputable third party appraisal firm jointly chosen by the Company and the former owner. The sales of Qiangsheng, Minkang and Eurasia are expected to close in the second quarter of 2023.

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

Translation of amounts from RMB into $ has been made at the following exchange rates for the respective year:

	December 31, 2022	December 31, 2021
Year-end RMB: $1 exchange rate	6.9646	6.3757
Annual average RMB: $1 exchange rate	6.7261	6.4515

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended December 31, 2022, the Company operated in four reportable operating segments in the PRC.

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

In October 2021, the FASB issued ASU No. 2021-08, “‘Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for the Company beginning after December 15, 2023, and are applied prospectively to business combinations that occur after the effective date. The Company does not expect the adoption of ASU 2021-04 will have a material effect on the consolidated financial statements.

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

On February 1, 2020, the Company entered into a stock purchase agreement to purchase the Guanzan Group (the “Guanzan SPA”). Guanzan is a distributor of medical devices whose customers are primarily drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest of China (the “Guanzan Acquisition”). Guanzan holds business licenses in the PRC such as a Business Permit for Medical Devices and a Recordation Certificate for Business Activities Involving Class II Medical Devices, etc., which qualify Guanzan to engage in the distribution of medical devices in the PRC. Pursuant to the Guanzan SPA, we agreed to purchase all the issued and outstanding shares of the Guanzan Group (the “Guanzan Shares”) for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 190,000 shares of Common Stock and the payment of RMB 80,000,000 (approximately $11,428,571) in cash. The stock consideration was payable at closing and the cash consideration, was subject to post-closing adjustments based on the performance of the Guanzan Group in the years ending December 31, 2020 and 2021. The transaction closed on March 18, 2020. Upon the closing, 100% of the Guanzan Shares were transferred to the Company and the stock consideration was issued to the seller.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Guanzan Acquisition as of March 18, 2020:

Items	Amount
Assets:
Cash and cash equivalents	$95,220
Accounts receivable, net	1,835,981
Advances to suppliers	1,222,986
Amount due from related parties	410,943
Inventories, net	950,225
Prepayments and other receivables	90,256
Property, plant and equipment, net	707,289
Intangible assets	254,737
Goodwill	6,686,053
Liabilities:
Short-term loans	(838,926)
Long-term loans due within one year	(250,663)
Accounts payable, trade	(1,303,399)
Advances from customers	(1,350,129)
Amount due to related parties	(106,720)
Taxes payable	(406,169)
Other payables and accrued liabilities	(390,593)
Long-term loans – non current	(186,796)
Non-controlling interests	(46,295)
Total-net assets	$7,374,000

On November 20, 2020, the parties to the Guanzan SPA entered into a Prepayment and Amendment Agreement (the “Prepayment Agreement”) for the prepayment of a portion of the Guanzan Cash consideration in the amount of RMB 20,000,000 (the “Prepayment”), in the form of shares of Common Stock valued at $15.00 per share, in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020. On November 30, 2020, 200,000 shares of our Common Stock were issued to the designated assignees of the seller as the prepayment. Upon the approval of the Company’s shareholders, on August 27, 2021, the Company issued 92,000 shares of Common Stock as payment in full for the balance of the post-closing consideration for the acquisition of Guanzan.

The following reconciles the identified assets acquired and liabilities assumed pursuant to the Guanzan Acquisition and the Prepayment and Amendment Agreement made on November 20, 2020:

The value of the shares issued on March 12, 2020	2,717,000
The value of the shares issued on November 30, 2020	839,000
The value of the shares issued on August 27, 2021	3,818,000
Total consideration	$7,374,000

The fair value of all assets acquired and liabilities assumed is the estimated book value of Guanzan Group. Goodwill represent the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Guanzan Group at the acquisition date. Upon the Guanzan Acquisition, the Company recognized its non-controlling interest in Shude in the amount of $46,295, representing the 20% non-controlling equity interest in Shude. On April 9, 2021, the Company increased its equity interest in Shude from 80% to 95.2% by making a direct capital investment of $4,892,293 in Shude. Shude is a pharmaceuticals distributor. Shude’s customers include a wide range of clinics, private and public hospitals and pharmacies in the PRC.

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

The following summarizes the identified assets acquired and liabilities assumed pursuant to the acquisition of Guoyitang as of February 2, 2021.

Items	Amount
Assets
Cash and cash equivalents	$28,457
Accounts receivable, net	11,797
Advances to suppliers	12,670
Amount due from related parties	41,598
Inventories, net	167,440
Prepayments and other receivables	61,102
Property, plant and equipment, net	528,814
Operating lease-right of use assets	441,150
Goodwill	7,154,393
Liabilities
Accounts payable, trade	(599,391)
Amount due to related parties	(183,796)
Taxes payable	(121)
Other payables and accrued liabilities	(231,375)
Lease liability-current	(161,707)
Lease liability-non current	(354,912)
Total net assets	$6,916,119

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Guoyitang. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Guoyitang at the acquisition date.

6.	THE ACQUISITION OF THE ZHONGSHAN HOSPITAL

On December 15, 2020, the Company entered into an agreement to acquire Zhongshan Hospital, a private hospital in the east region of China with 65 hospital beds. Zhongshan Hospital is a general hospital known for its complex minimally invasive surgeries. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Zhongshan Hospital in consideration of approximately $18,515,661 (RMB 120,000,000). As partial consideration, approximately $6,100,723 (RMB 40,000,000) was paid in cash at the closing and 400,000 shares of Common Stock were issued in February 2021. The balance of the purchase price of approximately $6,100,723 (RMB 40,000,000) was subject to post-closing adjustments based on the performance of Zhongshan Hospital in 2021 and 2022. The transaction closed on February 5, 2021. As a result of the performance failure of Zhongshan in the year ended December 31, 2021, the seller is not eligible to receive any contingent payments.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Zhongshan Acquisition as of February 5, 2021:

Items	Amount
Assets
Cash and cash equivalents	$46,748
Accounts receivable, net	92,900
Inventories, net	108,413
Prepayments and other receivables	432,231
Property, plant and equipment, net	344,208
Operating lease-right of use assets	1,188,693
Goodwill	10,443,494
Liabilities
Short-term loans	(154,701)
Accounts payable, trade	(928,640)
Advances from customers	(5,603)
Amount due to related parties	(217,203)
Other payables and accrued liabilities	(435,290)
Lease liability-current	(160,774)
Lease liability-non current	(1,102,589)
Total net assets	$9,651,887

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Zhongshan. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Zhongshan Hospital at the acquisition date.

On December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to the prior owner. As consideration for the transfer, the seller agreed to return to us the 40,037 shares of Common Stock, that were previously issued as part of the closing consideration. The transaction is expected to close in the second quarter of 2023.

7.	THE ACQUISITION OF THE QIANGSHENG, EURASIA AND MINKANG HOSPITALS

On April 9, 2021, the Company and Chongqing Bimai entered into a stock purchase agreement to acquire three private hospitals in the PRC, the Qiangsheng, Eurasia and Minkang hospitals. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in the three hospitals in consideration of approximately $25,023,555 (RMB162,000,000) to paid by the issuance of 4,000,000 shares of Common Stock, the value of which was agreed to be RMB 78 million or $12 million and the payment of RMB 84,000,000 (approximately $13,008,734) in cash (the “Cash Consideration”). The first payment of the Cash Consideration was RMB 20,000,000 (approximately $3,097,317). The second and third payments of the Cash Consideration of RMB 64,000,000 (approximately $9,911,416) were subject to post-closing adjustments based on the performance of Qiangsheng, Eurasia and Minkang in 2021 and 2022. The sellers had the right to receive the second and third payments in the form of shares of Common Stock valued at $15.00 per share or in cash. The transaction closed on May 6, 2021, at which time 4,000,000 shares of Common Stock were issued. As a result of the performance failure by the three hospitals for the year ended December 31, 2021, the sellers are not eligible to receive any contingent payments.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Qiangsheng, Eurasia and Minkang acquisitions as of May 6, 2021:

Items	Amount
Assets
Cash and cash equivalents	$12,341
Accounts receivable, net	41,836
Inventories, net	156,576
Advances and other receivables	40,620
Property, plant and equipment, net	653,104
Operating lease-right of use assets	2,168,709
Goodwill	9,067,529
Liabilities
Accounts payable, trade	(355,980)
Advances from customers	(36,798)
Tax payable	(345,870)
Other payables and accrued liabilities	(311,174)
Lease liability-current	(365,788)
Lease liability-non current	(1,988,195)
Total net assets	$8,736,910

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Qiangsheng, Eurasia and Minkang hospitals. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Qiangsheng, Eurasia and Minkang Hospitals at the acquisition date.

On December 28, 2022, we entered into an agreement to transfer 90% of the equity interests in Qiangsheng, Minkang and Eurasia to the previous owners. As consideration for the transfer, the sellers agreed to return to us the 80,000 shares of Common Stock which were previously issued upon the acquisition of the three hospitals. The sales of Qiangsheng, Minkang and Eurasia are expected to close in the second quarter of 2023.

8.	THE ACQUISITION OF ZHUODA

On September 10, 2021, Guanzan entered into an agreement to acquire Zhuoda. Pursuant to the agreement, Guanzan agreed to purchase all the issued and outstanding equity interests in Zhuoda in consideration of $11,400,000 (RMB 75,240,000). The entire purchase consideration was payable in shares of Common Stock. At the closing on September 22, 2021, 440,000 shares of Common Stock valued at RMB 43,560,000, or $150.00 per share (approximately $6,600,000) was issued as partial consideration for the purchase. The remainder of the purchase price of approximately $4,800,000 (RMB 31,680,000), was subject to post-closing adjustments based on the performance of Zhuoda in 2022 and 2023. The transaction closed on October 8, 2021. As the future performance of Zhuoda in 2022 and 2023 was uncertain, the total acquired consideration at the acquisition date and at December 31, 2021 was calculated based on the value of the closing payment without taking into consideration of potential payments based on future performance.

The following summarizes the identified assets acquired and liabilities assumed pursuant to Zhuoda acquisition as of October 8, 2021:

Items	Amount
Assets
Cash and cash equivalents	$102,350
Accounts receivable, net	804,083
Inventories, net	131,456
Advances and other receivables	886,370
Property, plant and equipment, net	6,579
Operating lease-right of use assets	17,160
Goodwill	924,740
Liabilities
Short-term loans	(773,737)
Accounts payable, trade	(56,887)
Advances from customers	(3,778)
Tax payable	(24,787)
Other payables and accrued liabilities	(493,868)
Lease liability-current	(7,217)
Lease liability-non current	(14,265)
Total net assets	$1,498,199

The fair value of all assets acquired and liabilities assumed is the estimated book value of the Zhuoda. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Zhuoda at the acquisition date.

On October 19, 2022, the Company entered into an agreement to sell Zhuoda to its former owners.

Pursuant to the agreement, the Company will sell 100% of the equity interests in Zhuoda that it previously purchased for 44,000 shares of its common stock. The 44,000 shares will be returned to the Company as the full consideration of the sale of the interests in Zhouda. In connection with the execution of the Agreement, the parties also agreed to terminate the original agreement, and that none of the parties or any of their related parties will have any debt, obligation or liability to the original sellers in connection with or resulting from the earnout payment under the original agreement. The Company closed this transaction in November 2022.

9.	THE SALE OF ZHUODA

The Company’s wholly-owned Guanzan subsidiary agreed to sell its 100% equity interest in Zhuoda and its wholly-owned subsidiary Qianmei to the former owner. Guanzan had previously purchased Zhuoda for 44,000 shares of the Company’s common stock. As consideration for the sale, the buyer will return the 44,000 shares to the Company.

The summarized operating results of the Zhuoda and its subsidiary in the Company’s condensed consolidated statements of operations for the year ended December 31, 2022 consisted of the following:

For the year ended December 31,
2022
Revenues	$2,713,818
Cost of revenues	2,314,877
Gross profit	398,941

Operating expense	392,875
Other income (expense)	(45,146)
Loss before income taxes	(39,080)

Income tax expense	1,425
Net income/(loss) from discontinued operations	$(40,505)

The assets and liabilities for discontinued operations of Zhuoda con    sisted of the following items as of December 31, 2021:

	December 31,	December 31,
	2022	2021
Assets from discontinued operations
Current assets
Cash and cash equivalents	$13,922	$100,678
Accounts receivable, net	1,951,997	984,030
Advances to suppliers	67,561	118,365
Amount due from related parties	-	-
Inventories, net	101,059	162,882
Prepayments and other receivables	720,365	725,881
Operating lease-right of use assets	-	-
Total current assets	2,854,904	2,091,836

Non-current assets
Deferred tax assets	-	-
Property, plant and equipment, net	1,442	2,507
Intangible assets, net	-	-
Operating lease-right of use assets	10,044	15,959
Goodwill	-	-
Long-term investment	-	-
Total non-current assets	11,486	18,466

Total assets from discontinued operations	$2,866,390	$2,110,302

Liabilities from discontinued operations
Current liabilities
Short-term loans	$154,288	$795,583
Long-term loans due within one year	-	-
Convertible promissory notes, net	-	-
Accounts payable, trade	1,301,712	265,731
Advances from customers	-	723
Amount due to related parties	-	-
Taxes payable	441	218
Other payables and accrued liabilities	162,362	468,970
Lease liability-current	7,693	8,102
Total current liabilities	1,626,496	1,539,327

Non-current liabilities
Lease liability-non current	6,976	12,727
Long-term loans – non-current	330,242	-
Total non-current liabilities	337,218	12,727

Total liabilities	1,963,714	1,552,054

10.	ACCOUNTS RECEIVABLE

The majority of the Company’s pharmacy retail revenues are derived from cash sales, except for sales to the government social security bureaus or commercial health insurance programs, which typically settle once a month. The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. As of December 31, 2022 and 2021, accounts receivable consisted of the following:

	December 31, 2022	December 31, 2021
Accounts receivable, cost	$4,813,160	$6,170,551
Less: allowance for doubtful accounts	(1,604,874)	(295,945)
Accounts receivable, net	$3,208,286	$5,874,607

11.	ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandise for sale in the ordinary course of business. As of December 31, 2022 and 2021, the Company reported advances to suppliers as follow:

	December 31, 2022	December 31, 2021
Advances to suppliers, cost	$6,589,759	$2,909,048

Advances to suppliers, net	$6,589,759	$2,909,048

12.	INVENTORIES

The Company’s inventories consist of medical devices and pharmaceuticals that were purchased from third parties for resale to third party pharmacies, clinics, hospitals, and in our retail pharmacy stores, etc. Inventories consisted of the following:

	December 31, 2022	December 31, 2021
Pharmaceuticals	$7,067,613	$1,966,809
Medical devices	614,231	302,035
Less: allowance for obsolete and expired inventory	(27,602)	(30,152)
	$7,654,242	$2,238,692

For the years ended December 31, 2022 and 2021, the Company accrued allowances of $27,602 and $30,152 respectively for obsolete and expired items.

13.	PREPAYMENT AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for its retail stores, hospitals and office space, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of December 31, 2022 and 2021, respectively.

	December 31, 2022	December 31, 2021
Deposits for rentals	$132,960	$39,180
Deposit for property rights trading	-	-
Prepaid expenses and improvements of offices	56,121	73,566
Deposit for purchase of medical devices	166,765	-
VAT deductibles	-	297,141
Deferred offering cost	-	1,227,778
Deposit for sales platform	24,337	-
Receivables from third party	66,986	61,781
Others	923,785	137,816
Less: allowance for doubtful accounts	(23,875)	(26,080)
Prepayments and other receivables, net	$1,347,079	$1,811,182

Management evaluates the recoverable value of these balances periodically according to the Company’s policy of credit and allowance for doubtful accounts. For the years ended December 31, 2022 and 2021, the Company recorded bad debt expenses of $23,875 and $26,080, respectively.

14.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Building	$749,526	$818,757
Office equipment	132,329	144,551
Electronic equipment	37,257	40,698
Furniture	30,764	39,273
Vehicles	168,512	174,353
Medical equipment	925,281	1,010,746
Leasehold improvement	598,677	605,394
	2,642,346	2,833,772
Less: accumulated depreciation	(938,926)	(888,220)
Property, plant and equipment, net	$1,703,420	$1,945,552

Depreciation expenses for the years ended December 31, 2022 and 2021 were $220,064 and $240,660, respectively.

15.	INTANGIBLE ASSETS

	December 31, 2022	December 31, 2021
Software	$19,679	$21,495
	19,679	21,495
Less: accumulated amortization	(3,496)	(3,456)
Intangible assets, net	$16,183	$18,039

Amortization expense for the years ended December 31, 2022 and 2021 were $3,496 and $3,456, respectively.

16.	LONG-TERM INVESTMENT

	December 31, 2022	December 31, 2021
Long-term investment in Phenix Bio Inc	$1,800,000	$-
Total long-term investment	$1,800,000	$-

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor of healthcare products in consideration of $1,800,000. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which has been paid, plus 5,270,000 shares of the Company’s common stock, of which 270,000 shares will be issued upon the approval of the issuance by the Company’s shareholders and the balance of 5,000,000 shares will be issued if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023, subject to the approval of the Company’s shareholders.

17.	LEASES

Balance sheet information related to the Company’s operating leases as of December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Right of Use Assets
Operating lease	$2,942,265	1,708,740
Total right of use assets	$2,942,265	1,708,740
Operating Lease Obligations
Current operating lease liabilities	$532,630	442,628
Non-current operating lease liabilities	$2,574,751	1,402,550
Total Lease Liabilities	$3,107,381	1,845,178

Lease liability maturities as of December 31, 2022, are as follows:

Operating Lease
2023	683,240
2024	760,535
2025	773,941
2026	787,224
2027 and thereafter	743,755
Total minimum lease payments	3,748,695
Less: Amount representing interest	(641,314)
Total	$3,107,381

18.	GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Beginning balance	$8,376,217	$34,504,388
Disposal of Zhuoda	(924,740)	-
Addition during the year	-	-
Impairment during the year	(5,385,811)	(26,128,171)
Goodwill	$2,065,666	$8,376,217

The goodwill associated with the acquisition of (i) Guanzan of $6,914,232, (ii) Guoyitang of $7,154,393, (iii) Zhongshan of $10,443,49, and (iv) Minkang, Qiangsheng and Eurasia of $9,067,529, were initially recognized at the acquisition closing dates. Zhuoda has been sold in 2022.

As of December 31, 2022 and December 31, 2021, our goodwill amounted to $2,065,666 and $8,376,217, respectively. Impairment losses for the years ended December 31, 2022 and 2021 was $5,385,811 and $26,128,171, respectively.

19.	LOANS

Short-term loans

	December 31, 2022	December 31, 2021
China Minsheng Bank	$114,867	$-
Postal Savings Bank of China	703,558	768,543
Total	$818,425	$768,543

Guanzan borrowed $703,558 from Postal Savings Bank of China on December 22,2022. The loan is due on December 20, 2023 with an interest rate of 4.50%.

Shude borrowed $114,867 from China Minsheng Bank on March 17, 2022, which is due on March 17, 2023, with an interest rate of 6.20%.

For the years ended December 31, 2022 and 2021, the interest expense on short-term loans amounted to $65,807 and $41,076, respectively.

Long-term loans

	December 31, 2022	December 31, 2021
Standard Chartered Bank	$-	$68,723
China Minsheng Bank	-	125,476
Construction bank of China	-	33,565
Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd.	-	116,974
We Bank	360,825	562,455
China Construction Bank Chongqing Zhongxian Sub-branch	59,926	-
Subtotal of long-term loans	420,751	907,193
Less: current portion	(105,965)	(369,187)
Long-term loans – non current portion	$314,786	$538,006

Guanzan borrowed $116,974 from Chongwing Nan’an Zhongyin Fuden Village Bank Co. Ltd. on February 25,2021, which is due on February 24, 2024, with an interest rate of 8.00%.

Guanzan borrowed $71,792 from We Bank on April 26, 2022, for a term of two years, with an interest rate of 9.45%. Guanzan borrowed $23,931 and $119,653 and $39,485 from We Bank on September 6, 2022, for a term of two years, with an interest rate of 14.40%.

Guanzan borrowed $24,514 from We Bank on December 26, 2020, which is due on March 26, 2023, with an interest rate of 10.06%. Guanzan borrowed $42,341 from We Bank on July 24, 2021, which is due on July 26, 2023, with an interest rate of 13.68%. Guanzan borrowed $39,109 from We Bank on October 7, 2021, which is due on September 26, 2023, with an interest rate of 12.96%.

For the years ended December 31, 2022 and 2021, the interest expense on our long-term loans amounted to $75,962 and $106,600, respectively.

Long-term loans maturities as of December 31, 2022, are as follows:

December 31, 2022
2023	105,965
2024	369,187
Total	$475,152

20.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

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

The 2020 Notes, which matured on the eighteen-month anniversary of the issuance date, were payable in installments and were convertible at the election of the investors at the conversion price of $12.95 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to adjustment in the event of default. Each investor also received a Institutional Investor 2020 Warrant to purchase 130,000 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 34,369 shares of Common Stock at an initial exercise price of $14.23 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the 2020 Notes. Pursuant to the May SPA, additional convertible notes in an aggregate original face amount not to exceed $2,100,000 (the “Additional Notes”) could also be issued to the Institutional Investors under certain circumstances.

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

	Consolidated
	December 31, 2022	December 31, 2021
Carrying value as at January 1	5,211,160	3,328,447
Interest accrued at effective interest rate	2,585,840	7,282,713
Shares issued for interest payment	-	-
Redemption of convertible promissory note	(7,797,000)	(5,400,000)
Exchange differences	-	-
Carrying value as at December 31	1,108,785	5,211,160

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

The Company implemented a 1-for-5 reverse stock split (the “Split”) on February 3, 2022. The 2020 Notes were fully converted before the Split, and therefore no price adjustment was actually implemented at the conversion, although the price information provided above about the 2020 Notes was post-split price. The conversion price of the 2021 Notes and the exercise price of the 2020 Warrants and the 2021 Warrants will be adjusted pursuant to the Event Market Price formula upon conversion or exercise.

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

	December 31,
	2022	2021
Convertible note – principal	$1,108,785	$7,800,000
Convertible note – discount	-	(2,588,840)
	$1,108,785	$5,211,160

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

	December 31, 2022	December 31, 2021
Dividend yield	$0%	$0%
Expected volatility	171%	171%
Risk free interest rate	0.87%	0.87%
Expected life (year)	1.42	1.42

The value of the conversion option liability underlying the Notes and Convertible Notes as of December 31, 2022 and 2021 were nil. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of nil for the year ended December 31, 2022 and 2021.

21.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

As of December 31, 2022 and 2021, the total amounts payable to related parties and mil-level management was $4,600,441 and $730,285, respectively, which included:

1.	As of December 31, 2022 and 2021, Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and Chairman of the Board of directors of the Company, of $27,699 and $30,258, respectively, free of interest and due on demand. These amounts represent the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018. So far, it has not been paid.

2.	As of December 31, 2022 and 2021, Amount payable to Mr. Li Zhou, the legal representative (general manager) of Guanzan, of $248,690 and $477,128 respectively is for daily operations and third party professional fees with no interest. So far, it has been paid.

3.	As of December 31, 2022 and 2021, Amounts payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $172,730 and $188,684, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang is for reimbursable operating expenses that the Company owed to Mr. Zhang prior to the acquisition of Boqi Zhengji. So far, it has not been paid.

4.	As of December 31, 2022 and 2021, Amounts payable to Mr. Youwei Xu, the financial manager of Xinrongxin of $11,784 and $12,872, respectively, free of interest and due on demand. The amount due to Mr. Xu, relates to reimbursable operating expenses that was owed to Mr. Xu prior to the acquisition of Boqi Zhengji. So far, it has not been paid.

5.	As of December 31, 2022 and 2021, Amounts payable to Shaohui Zhuo, the general manager of Guoyitang of $4,671 and $5,102, respectively, was for daily operations with no interest. So far, it has not been paid.

6.	As of December 31, 2022 and 2021, Amounts payable to Nanfang Xiao, a director of Guoyitang of $10,482 and $11,450, respectively, for daily operations with no interest. So far, it has not been paid.

7.	As of December 31, 2022 and 2021, Amounts payable to Jia Song, the manager of Guoyitang of $4,385 and $4,791, respectively, was for daily operations with no interest. So far, it has not been paid.

8.	As of December 31, 2022, Other payable to Mr. Fnu Oudom of $3,620,000, was for $2,000,000 personal loan with 6% interest rate on December 6, 2022, and $1,620,000 for the remaining balance for sale of Phoenix Entity.

9.	As of December 31, 2022, Other payable to Mr. Song Tie Wei of $ 500,000, was personal loan on October 28, 2022, with a term of three months from November 3, 2022 to February 3, 2023. No interest if return on time. 1% interest from 3/3/2023.

22.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Payroll payable	$411,043	$671,147
Salary payable – related party (1)	2,135,333	1,005,833
Accrued operating expenses	(900)	-
Social security payable	-	-
Acquisition payable (2)	-	403,305
Long-term payable	-	-
Other payables	630,097	-
Other payables and accrued liabilities, net	$3,175,574	$2,080,285

(1)	The Company entered into an employment agreement with Mr. Tiewei Song, the Chief Executive Officer of the Company, dated October 1, 2019, for a term of two years commencing October 1, 2019 with base annual cash compensation of $500,000. The agreement was renewed on October 28, 2021 for one year with an annual base salary of $1,000,000 in cash and an annual stock compensation of 100,000 shares of the Company’s common stock.

The Company entered into the employment Agreement with Ms. Baiqun Zhong dated January 27, 2022, as the Interim CFO from May 21, 2021 until July 14, 2021 with base annual cash compensation of $250,000. We have not made any cash compensation to Ms. Zhong as of the date of this annual report,

Mr. Xiaoping Wang (the “COO Executive Employment Agreement”) is for a term of one (1) year, effective January 1, 2022. Under the COO Executive Employment Agreement, Mr. Wang’s compensation will consist of an annual salary of $500,000 in cash and stock compensation of 500,000 shares of the Company’s common stock. We have not made any cash compensation to Mr. Wang as of the date of this annual report,

23.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares of Common Stock, $0.001 par value. As of December 31, 2022 and 2021, it had 34,255,000 shares and 2,302,222 shares outstanding, respectively. As of December 31, 2022, the Company reserved a total of 15,806,052 shares of Common Stock pursuant to the requirements of the convertible promissory notes.

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

On November 30, 2020, the Company issued 200,000 shares of Common Stock as the prepayment of cash consideration payable to Guanzan.

On December 2, 2020, the Institutional Investor, Hudson Bay Master Fund Ltd (“Hudson Bay”), converted $ 173,154 of a 2020 Note into 25,125 shares of Common Stock.

From December 2, 2020, the Institutional Investor, CVI Investments, Inc.(“CVI”), converted $609,615 of a 2020 Note into 89,492 shares of Common Stock.

From January 4, 2021 to February 9, 2021, Hudson Bay converted 2020 Notes in the aggregate principal amount of $2,150,000 plus interest into 276,943 shares of Common Stock.

From January 4, 2021 to March 1, 2021, CVI converted 2020 Notes in the aggregate principal amount of $ 2,150,000 plus interest into 227,731 shares of the Common Stock.

On February 2, 2021, the Company issued 40,000 shares of Common Stock as the Guoyitang Stock Consideration.

On February 3, 2021, a holder of a convertible note issued on December 16, 2019 converted a part of the note in the aggregate principal amount of $ 74,473 plus interest into 20,706 shares of Common Stock.

On February 11, 2021, the Company issued 5,000 shares of Common Stock to Real Miracle Investments Limited in consideration for consulting services.

On March 26, 2021, the Company issued 40,000 shares of Common Stock as part of the Zhongshan acquisition.

On April 20, 2021, the Company issued 80,000 shares of Common Stock as partial consideration for the acquisition of the Minkang, Qiangsheng and Eurasia hospitals.

On April 29, 2021, the Company issued 10,000 shares of Common Stock as payment for improvements to offices located in Chongqing.

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

On August 27, 2021, the Company issued 92,000 shares of Common Stock in full payment of the balance of the post-closing consideration for the acquisition of Guanzan.

On September 22, 2021, the Company issued 44,000 shares of Common Stock as the initial consideration for the acquisition of Zhuoda.

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

On February 1, 2022, the Company issued 50,000 shares of Common Stock to Chongqing Jinmujinyang (Jiulongpo) Law Firm (a/k/a in English: Chongqing Kingmoon & Kingyang (Jiulongpo) Law Firm) as payment for services under a legal consulting agreement dated January 1, 2022.

On February 2, 2022, the Company issued a press release announcing a 1-for-5 reverse stock split of its common stock would become effective on February 3, 2022.

On July 18, 2022, 12,500,000 shares of Common Stock were issued to Mr. Fnu Oudom in consideration of $5 million upon the approval of stockholders at the Company’s 2022 annual meeting of shareholders.

On December 8, 2022, the Company issued a press release announcing that a 1-for-10 reverse stock split of its common stock would become effective on December 9, 2022.

On November 23, 2022, the Zhouda sale transaction closed, when 100% of the equity interests in Zhuoda were transferred to the buyers and the 44,000 shares of the Company’s common stock were returned to the Company as the full consideration.

As of December 31, 2022, the Company has issued 15,806,052 shares of Common Stock upon conversion of outstanding convertible notes.

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

24.	TAXES

Income Taxes

United States of America

BIMI is registered in the State of Delaware and is subject to the tax laws of United States of America.

The Company has no tax position at December 31, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2022. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

As of December 31, 2022, the operations in the United States of America incurred $ 6,276,080 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiary, Pukung is incorporated in Hong Kong and had no operating profit or tax liabilities during the period. Pukung is subject to tax at 16.5% on the assessable profits arising in or derived from Hong Kong.

The PRC

The Company’s subsidiaries operating in the PRC are subject to the Corporate Income Tax Law of the PRC at a unified income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2022 and 2021 from our operation in the PRC is as follows:

	For the years ended December 31,
	2022	2021
Loss before income taxes from operation in the PRC	$(3,479,593)	$(1,076,954)
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	(869,899)	(269,239)
Tax effect of non-deductible items	1,481	9,057
Tax effect of non-taxable entities	874,510	596,660
Tax effect of preferential tax rate	-	(306,806)
Income tax expense	$6,092	$29,674

Value-Added Tax and Other Withholding and Other Levies

The Company’s products are sold in the PRC and are subject to VAT on the gross sales price. The VAT rates range up to 13%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company for raw materials and other materials included in the cost of producing or acquiring its finished products. The Company records a VAT payable net of payments if the VAT payable on the gross sales is larger than VAT paid by the Company on purchase of materials or finished goods: otherwise, the Company records a VAT deductible in the accompanying financial statements net of any VAT payable at the end of reporting periods. As of December 31, 2022 and 2021, the Company recorded VAT payable of $7,893 and $11,163, respectively.

The Company is also subject to other levies such as stamp tax, unban construction tax, additional education tax which are charged by local governments. The rates of such levies are small and vary among the different jurisdictions in which the Company does business. The Company also acts as the personal income tax withholding agent for the salaries paid its employees. As of December 31, 2022 and 2021, the Company recorded other levies and withholding $13 and$642, respectively.

25. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2022 and 2021, giving effect to a 1-for-5 reverse split on February 3, 2022 and a 1-for-10 share reverse-split on December 9, 2022:

	For the years ended December 31,
	2022	2021
Net loss from continuing operation attributable to common shareholders	$(21,628,406)	$(34,693,619)
Net Income from discontinued operation attributable to common shareholders	(689,650)	(228,126)
Total net loss attributable to common shareholders	(22,318,056)	(34,921,745)
Weighted average number of common shares outstanding – Basic and diluted	2,664,653	536,293
loss per share – basic and diluted:
Continuing operations	$(8.12)	$(64.69)
Discontinued operations	(0.26)	(0.43)
Total	$(8.38)	$(65.12)

26. STATUTORY RESERVES

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

27. SEGMENTS

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

For year ended December 31, 2022	Retail pharmacy	Medical devices wholesale	Drugs wholesale	Medical services	Others	Total
Revenues from external customers	$856,596	$4,142,455	$6,831,328	$-	$-	$11,830,379
Cost of revenues	$179,386	$3,273,768	$6,417,821	$-	$9,454	$9,880,429
Depreciation, depletion, and amortization expense	$19,495	$46,563	$173	$-	$11,708	$77,939
Loss	$(432,419)	$(126,869)	$(2,095,750)	$(72,598)	$(18,900,770)	$(21,628,406)
Total assets	$594,996	$3,771,472	$13,223,957	$1,058,525	$11,204,718	$29,853,668

For year ended December 31, 2021	Retail pharmacy	Medical device wholesale	Drugs wholesale	Medical services	Others	Total
Revenues from external customers	$316,647	$3,445,107	$16,495,373	$1,048,318	$14,165	$21,319,610
Cost of revenues	$200,162	$3,033,702	$14,553,641	$1,000,582	$105,580	$18,893,667
Depreciation, depletion, and amortization expense	$20,742	$36,122	$1,724	$17,680	$94,265	$170,532
Profit (loss)	$(562,641)	$186,473	$773,148	$85,388	$(35,175,987)	$(34,693,619)
Total assets	$355,973	$3,831,664	$10,297,205	$1,262,464	$13,951,896	$29,699,202

Reconciliations of Reportable Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of December 31, 2022 and 2021 and for the years ended December 31, 2022 and 2021.

Revenues	Year ended December 31, 2022
Total revenues from reportable segments	$12,813,333
Other revenues	-
Elimination of inter segments revenues	(982,954)
Total consolidated revenues	$11,830,379

Profit or loss
Total (loss) from reportable segments	$(2,727,636)
Elimination of inter segments profit or loss	(696,567)
Unallocated amount:
Amortization of discount of Notes and Convertible Notes	(3,260,788)
Other corporation expense	(14,943,415)
Total net loss	$(21,628,406)

Assets
Total assets from reportable segments	$36,787,755
Elimination of intersegments receivables	(15,662,215)
Unallocated amount:
Other unallocated assets – Phenix Bio Inc	1,800,000
Other unallocated assets – Xinrongxin	4,167
Other unallocated assets – Liaoning Boyi	30,654
Other unallocated assets – Dalian Boyi	3,975
Other unallocated assets – Chongqing Bimai	1,624,154
Other unallocated assets – BIMI	5,265,178
Total consolidated assets	$29,853,668

Revenues	Year ended December 31, 2021
Total revenues from reportable segments	$25,685,842
Other revenues	14,165
Elimination of inter segments revenues	(4,380,397)
Total consolidated revenues	$21,319,610

Profit or loss
Total income/(loss) from reportable segments	$482,368
Elimination of inter segments profit or loss	(671,410)
Unallocated amount:
Amortization of discount of Notes and Convertible Notes	(2,252,401)
Other corporation expense	(15,201,469)
Total net loss	$(17,642,912)

Assets
Total assets from reportable segments	$36,523,225
Elimination of intersegments receivables	(25,344,121)
Unallocated amount:
Other unallocated assets –Dalian Boyi	21,955
Other unallocated assets –Chongqing Bimai	18,173,386
Other unallocated assets – Liaoning Boyi	33,847
Other unallocated assets –Xinrongxin	3,188,516
Other unallocated assets – BIMI	5,531,557
Total consolidated assets	$38,128,365

28. ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each type of products and services

For the years ended December 31, 2022 and 2021, respectively, the Company reported revenues for each type of product as follows:

	For the years ended December 31,
	2022	2021
Medical devices wholesale	$4,142,455	$3,445,107
Pharmaceuticals wholesale	6,831,328	16,495,373
Medical services	-	1,048,318
Pharmacy retail	856,596	316,647
Others	-	14,165
Total	$11,830,379	$21,319,610

(b)	Geographic areas information

For the years ended December 31, 2022 and 2021, respectively, all of the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of December 31, 2022 and 2021.

(c)	Major customers

The Company engages in wholesale medical devices, wholesale pharmaceuticals, medical services and retail pharmacies in the PRC. All revenues were generated from customers located in the PRC. For the year ended December 31, 2022, no customer accounted for more than 10% of the Company’s total revenues.

The customers who accounted for 10% or more of total revenues for the years ended December 31, 2021 and its outstanding accounts receivable balances as of December 31,2021, are presented as follows:

		For the year ended December 31, 2021		As of December 31, 2021
Customers	Segment	Sales	Percentage of total sales	Account receivables
Customer B	pharmaceuticals segment	$2,865,755	13.44%	$-
Customer A	pharmaceuticals segment	2,828,121	13.27%
Customer D	pharmaceuticals segment	2,705,824	12.69%

(d)	Major vendors

For the year ended December 31, 2022, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as of December 31,2022, are presented as follows:

		For the year ended December 31, 2022		As of December 31, 2022
Vendors	Segment	Purchases	Percentage of total purchases	Account payable
Vendor A	medicines	$8,803,743	51.50%	$-
Vendor B	medical devices	1,870,017	10.94

For the year ended December 31, 2021, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding accounts payable balances as of December 31,2021, are presented as follows:

		For the year ended December 31, 2021		As of December 31, 2021
Vendors	Segment	Purchases	Percentage of total purchases	Account payable
Vendor A	pharmaceuticals segment	$2,730,230	44.25%	$-

(e)	Credit risk

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

The Company’s interest-rate risk arises from convertible promissory notes, short-term and long-term loans. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2022 and 2021, convertible promissory notes, short-term and long-term loans were at fixed rates.

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

29. SUBSEQUENT EVENT

On December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to its prior owner, and will continue to own 13% of the equity interests in Zhongshan. ..As consideration for the transfer, the former owner will return the 200,000 shares of the Company’s common stock, which were previously and will release us from any and all claims relating to two earnout payments that were payable under the original purchase agreement. The Company will receive a put option to sell part or all of the retained shares before December 31, 2032, based on a valuation determined by a third-party appraisal firm jointly chosen by the parties. The transaction is expected to close in the second quarter of 2023.

On December 28, 2022, we entered into an agreement to transfer 90% of the equity interests in the Qiangsheng, Eurasia and Minkang hospitals to the former owners and will continue to retain 10% equity interests in each of the three hospitals. As consideration for the transfer, the former owners will return to the Company the 400,000 shares of the Company’s common stock, which were previously issued. The Company will also receive a put option to sell part or all of the retained shares to the former owners before December31, 2032, based on a valuation determined by a third-party appraisal firm jointly chosen by the parties. The sales of Qiangsheng, Minkang and Eurasia are expected to close in the second quarter of 2023.

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor of healthcare products. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which has been paid, plus 5,270,000 shares of the Company’s common stock, of which 270,000 shares will be issued upon the approval of the issuance by the Company’s shareholders and the balance of 5,000,000 shares will be issued if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023, subject to the approval of the Company’s shareholders. Such issuance of shares was approved by the Company’s shareholders on April 13, 2023.

On December 6, 2022, we sold a convertible promissory note (the “Note”) to Mr. Fnu Oudom for $ 2 million. The Note carries an annual interest rate of 6%, which is payable together with the principal amount one (1) year after the date of the Note. Seven (7) business days before the maturity date of the Note, the Note holder has the right to exercise a conversion right at a conversion price of $0.40, to have the aggregate amount of the principal and accrued interests repaid in shares (the “Note Shares”) of our Common Stock, in lieu of cash payment. The conversion price of $0.40 reflects a 60% premium on the closing price of the Common Stock on NASDAQ on the date of issuance of the Note, which was $0.25). On February 27, 2023, the Company and Mr. Oudom entered into an agreement (the “Prepayment Agreement”) whereby the parties agreed that the Company will exercise its prepayment right under the Convertible Note by issuing shares of Common Stock. In consideration of Mr. Oudom’s agreement to convert the Convertible Note in shares of Common Stock and to waive his right to any and all interest accrued and to be accrued under the Convertible Note, the Company agreed to issue 1,330,000 shares of Common Stock (the “Prepayment Shares”) at a conversion price of $1.50 per share, subject to the shareholders’ approval, as full payment of the $2,000,000 principal of the Convertible Note and accrued interest. Such issuance was approved by the Company’s shareholders on April 13, 2023.

On February 27, 2023, the Company entered into a stock purchase Agreement (the “February SPA”) with Mr. Oudom, whereby the Company agreed to sell 2,500,000 shares of Common Stock to Mr. Oudom for $3,000,000 in cash, based on a purchase price of $1.50 per share, subject to shareholder approval of the issuance of such shares. Such issuance was approved by the Company’s shareholders on April 13, 2023.