Form 10-Q
period 2023-03-31
BIMI International Medical Inc.
filed 2023-05-19
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-50155

BIMI International Medical Inc.

(Exact name of registrant as specified in its charter)

Delaware	02-0563302
(State of Incorporation)	(I.R.S. Employer ID Number)

725 5th Avenue, 15th Floor, Suite 15-01 New York NY	400010
(Address of Principal Executive Offices)	(Zip Code)

212 542 0028

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	BIMI	The NASDAQ Capital Market

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,730,063	$2,336,636
Accounts receivable, net	3,915,373	3,208,286
Advances to suppliers	7,260,331	6,589,759
Inventories, net	8,465,313	7,654,242
Prepayments and other receivables	1,363,675	1,347,079
Current assets from discontinued operations-held for sale	2,243,316	2,099,673
Total current assets	24,978,071	23,235,675

NON-CURRENT ASSETS
Deferred tax assets	192,703	190,132
Property, plant and equipment, net	1,791,503	1,703,420
Intangible assets-net	512,235	16,183
Operating lease-right of use assets	3,028,518	2,942,265
Goodwill	2,065,666	2,065,666
Long-term investment	-	1,800,000
Non-current assets from discontinued operations-held for sale	3,704,990	3,761,149
Total non-current assets	11,295,615	12,478,815

TOTAL ASSETS	$36,273,686	$35,714,490

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$829,489	$818,425
Long-term loans due within one year	163,183	105,965
Convertible promissory notes, net	773,985	1,108,785
Accounts payable, trade	10,093,270	10,785,531
Advances from customers	1,149,438	923,131
Amount due to related parties	2,519,803	4,600,441
Taxes payable	22,075	71,915
Other payables and accrued liabilities	3,099,929	3,175,574
Lease liability-current	665,115	532,630
Current liabilities from discontinued operations-held for sale	3,292,463	3,239,950
Total current liabilities	22,608,750	25,362,347

NON-CURRENT LIABILITIES
Lease liability-non-current	2,587,353	2,574,751
Long-term loans - non-current	160,077	314,786
Non-current liabilities from discontinued operations-held for sale	2,298,314	2,245,373
Total non-current liabilities	5,045,744	5,134,910

TOTAL LIABILITIES	27,654,494	30,497,257

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 200,000,000 shares authorized; 4,034,780 and 3,764,780 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively *	4,035	3,765
Additional paid-in capital	77,424,486	71,899,271
Statutory reserves	2,263,857	2,263,857
Accumulated deficit	(71,027,106)	(70,143,785)
Accumulated other comprehensive income (loss)	(1,059,889)	24,583
Total BIMI International Medical Inc.’s equity	7,605,383	4,047,691

NON-CONTROLLING INTERESTS	1,013,809	1,169,542

Total stockholders’ equity	8,619,192	5,217,233

Total liabilities and stockholders’ equity	$36,273,686	$35,714,490

*	Retrospectively restated due to five for one reverse stock split, see Note 21. A subsequent 1-for-10 reverse split took place on December 9, 2022.

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For three months ended March 31,
	2023	2022
REVENUES	3,197,637	2,714,711

COST OF REVENUES	1,507,396	2,342,367

GROSS PROFIT	1,690,241	372,344

OPERATING EXPENSES:
Sales and marketing	256,158	345,564
General and administrative	853,337	2,176,482
Impairment loss of goodwill	-	-
Total operating expenses	1,109,495	2,522,046

INCOME/(LOSS) FROM OPERATIONS	580,746	(2,149,702)

OTHER INCOME (EXPENSE)
Interest income	261	146
Interest expense	(35,299)	(48,136)
Exchange gains/loss	2,125	(3,266)
Amortization of convertible notes (1)	-	(771,124)
Other expense	(1,408,468)	(631)
Total other income (expense), net	(1,441,381)	(823,011)

LOSS BEFORE INCOME TAXES	(860,635)	(2,972,713)

PROVISION FOR INCOME TAXES	-	2,929

NET LOSS FROM CONTINUING OPERATIONS	(860,635)	(2,975,642)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations-held for sale	23,129	-
NET LOSS	(883,764)	(2,975,642)
Less: net income (loss) attributable to non-controlling interest	443	(1,082)
NET LOSS ATTRIBUTABLE TO BIMI INTERATIONAL MEDICAL INC.	$(884,207)	$(2,974,560)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(1,084,472)	(550,080)

TOTAL COMPREHENSIVE LOSS	(1,968,236)	(3,525,722)
Less: comprehensive loss attributable to non-controlling interests	(896,867)	(24,974)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICAL INC.	$(1,071,369)	$(3,500,748)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	3,834,443	10,087,665

LOSS PER SHARE
Continuing operation-Basic and diluted	$(0.22)	$(0.29)
Discontinued operation-Basic and diluted	$(0.01)	$-
Basic and diluted	$(0.23)	$(0.29)

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Statutory	Non Controlling	Accumulated	Total Stockholders’
	Shares*	Amount	Capital	Income	Reserves	Interests	Deficit	Equity
Balance as of December 31, 2022	3,764,780	3,765	71,899,271	24,583	2,263,857	1,169,542	(70,143,785)	5,217,233

Issuance of common shares	270,000	270	5,525,215	-	-	-	-	5,525,485

Net loss	-	-	-	-	-	(896,867)	(884,207)	(1,781,074)

Foreign currency translation adjustment	-	-	-	(1,084,398)		741,134	3,187,088	2,843,824

Discontinued operations and subsidiaries -held for sale				(74)			(3,186,202)	(3,186,276)

Balance as of March 31, 2023	4,034,780	4,035	77,424,486	(1,059,889)	2,263,857	1,013,809	(71,027,106)	8,619,192

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(883,764)	$(2,975,642)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	53,800	89,159
Inventories impairment reserve	27,975	-
Allowance for doubtful accounts	-	(584)
Profit/Loss on disposal of discontinuing operations and subsidiaries	(1,338,666)	-
Amortization of discount of convertible promissory notes	-	771,124

Change in operating assets and liabilities
Accounts receivable	287,763	901,465
Advances to suppliers	4,982,127	(1,387,694)
Prepayments and other receivables	(11,164)	1,416,960
Inventories	(84,382)	862,481
Operating lease-right of use assets	(1,510,111)	3,187,153
Accounts payable, trade	(673,409)	(2,859,880)
Advances from customers	226,307	479,832
Operating lease liabilities	1,861,441	(3,315,170)
Taxes payable	(52,411)	(322,917)
Other payables and accrued liabilities	(67,683)	(2,271,842)
Net cash provided by (used in) operating activities	2,817,823	(5,425,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Discontinued operations-disposal of Zhuoda	-	(273,363)
Discontinued operations-held for sale of Minkang, Eurasia, Qiangsheng and Zhongshan Hospitals	-	1,951,652
Purchase of property, plant, and equipment	-	-
Net cash (used in) provided by investing activities	-	1,678,289
	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	11,064	-
Repayment of long-term loan	(154,709)	(191,530)
Net proceeds from issuance of convertible promissory notes	-	-
Repayment of short-term loans	-	(1,027,522)
Proceeds from long-term loan	57,218	-
Amount financed from/(to) related parties	(2,080,638)	424,085
Net cash used in financing activities	(2,167,065)	(794,967)

EFFECT OF EXCHANGE RATE ON CASH	(1,257,331)	981,932

NET DECREASE IN CASH AND CASH EQUIVALENTS	(606,573)	(3,560,301)
CASH AND CASH EQUIVALENTS, beginning of period	2,336,636	4,797,849
CASH AND CASH EQUIVALENTS, end of period	$1,730,063	$1,237,548

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$428,753
Cash paid for interest expense, net of capitalized interest	$20,408	$163,883

BIMI INTERNATIONAL MEDICAL INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS BACKGROUND

BIMI International Medical, Inc. (the “Company” or “BIMI”) was incorporated in the State of Delaware as Galli Process, Inc. on October 31, 2000. On February 7, 2002, the Company changed its name to Global Broadcast Group, Inc. On November 12, 2004, the Company changed its name to Diagnostic Corporation of America. On March 15, 2007, the Company changed its name to NF Energy Saving Corporation of America, and on August 24, 2009, the Company changed its name to NF Energy Saving Corporation. On December 16, 2019, the Company changed its name to BOQI International Medical Inc., to reflect the Company’s refocus of its business from the energy saving industry to the health care industry and on June 21, 2021, we changed our name to BIMI International Medical Inc. Since March 7, 2012, the common stock of the Company (the “Common Stock”) has been traded on the Nasdaq Capital Market.

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

On December 20, 2021, the Company entered into a stock purchase agreement to acquire Bengbu Mali OB-GYN Hospital Co., Ltd. (“Mali Hospital”). We agreed to purchase all the issued and outstanding equity interests in Mali Hospital in consideration of $16,750,000. On January 4, 2022, we paid RMB7,227,000 to the seller as partial consideration. The transaction did not close and on December 15, 2022, we entered into a termination agreement with respect to the purchase. Pursuant to the termination agreement, the original agreement will terminate effective as of the date of the return of the 60,000 shares of the Company’s Common Stock previously issued to the sellers and certain third-party beneficiaries. The Company did not incur any penalties as a result of the termination of the agreement. As of the date of this report, we have not received the 60,000 shares.

As of March 31, 2023, the Company has four operating segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and healthcare products. The retail pharmacy segment sells prescription and OTC medicines, TCM, healthcare supplies and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug wholesalers. There were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments. The wholesale medical device segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical device dealers. Healthcare products includes cardiovascular product, anti-insomnia and depression product, male aphrodisiac product, women’s menopausal syndrome product, gout product and immune enhancer/ vaccine sequelae product.

As of March 31,2022, the Company had four operating segments: wholesale medical devices, wholesale pharmaceuticals, medical services and retail pharmacies. The Pharmacy Group engages in the retail sale of medicine and other healthcare products in the PRC. The Pharmacy Group sells its medicine and other healthcare products to customers through its directly-owned stores. The Pharmacy Group offers a wide range of products, including prescription and over-the-counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicines, personal and family care products and medical devices, as well as miscellaneous items.

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

The Company’s medical services segment was engaged in providing medical services in its hospitals, of which the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals were held for sale as of the date of this report.

As of March 31,2023, the details of the Company’s subsidiaries are as follows:

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred significant net losses of $883,764 and $2,975,642 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had an accumulated deficit of $71.03 million. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from its stockholders or its ability to obtain external financing, and (2) further implementation of management’s business plan to expand its operations and generate sufficient revenues to meet its obligations. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be neither any assurances to that effect, nor any assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

We have restated our financial statements for year ended December 31, 2021 to correct errors identified in our prior financial statements. In FY2021, we recorded amortization of convertible note in G&A expense account, it has been revised to record amortization of convertible note in other income(expense) account. The restatement was necessary to address the misstatement. The impact of the restatement on our financial statement is reclassification of other expense in financial statements. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

We previously erroneously recorded amortization of our convertible note as G&A expense in the financial statements for the year ended December 31, 2021 and 2020. We now record the amortization of the convertible notes in other income expense account, consistent with our statement of cash flow. The amortization of convertible notes for the years ended December 31, 2022 and 2021 was $2,252,401 and $2,091,927, respectively.

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

The unaudited condensed consolidated financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on May 4, 2023.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2023 and its unaudited condensed consolidated results of operations for the three months ended March 31, 2023 and 2022, and its unaudited condensed consolidated cash flows for the three months ended March 31, 2023 and 2022, as applicable, have been made. The results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

●	Use of estimates

The preparation of these condensed consolidated financial statements in conformity with the US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions made by management include, among others, useful lives and impairment of long-lived assets, collectability of accounts receivable, advances to suppliers, allowance for doubtful accounts, reserve for inventory obsolescence, fair value of goodwill and valuation of derivative liabilities. While the Company believes that the estimates and assumptions used in the preparation of these condensed consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

●	Business combinations

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

Cash and cash equivalents consist primarily of cash on hand and cash in banks which is readily available in checking and saving accounts. The Company maintains cash with various financial institutions in the PRC where its accounts are uninsured. The Company has not experienced any losses from funds held in bank accounts and believes it is not exposed to any risk on its bank accounts.

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

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts was Nil.

●	Business held for sale

In late 2022, we committed to a plan to dispose of the Zhongshan, Minkang and Qiangsheng hospitals.

On December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to the prior owner. As consideration for the transfer, the seller agreed to return the 40,037 shares of Common Stock, that were previously issued as part of the closing consideration. The transaction is expected to close in the second quarter of 2023.

On December 28, 2022, we entered into an agreement to transfer 90% of the equity interests in Qiangshen, Minkang and Eurasia to the previous owners. As consideration for the transfer, the sellers agreed to return the 80,000 shares of Common Stock which were previously issued upon the acquisition of the three hospitals. The sales of Qiangsheng, Minkang and Eurasia are expected to close in the second quarter of 2023.

The Company determined that the plan and the subsequent actions taken to dispose of the four hospitals qualified as a held for sale operations under the criteria set forth in the ASC 205-20 Presentation of Financial Statements – Discontinued Operation.

The carrying amount of the major classes of assets and liabilities of the business held for sale as of March 31, 2023 and December 31,2022 consist of the following:

	March 31,	December 31,
	2023	2022
Assets from held for sale
Current assets
Cash and cash equivalents	$162,465	$53,928
Accounts receivable, net	542,892	501,054
Advances to suppliers	207,926	211,335
Amount due from related parties	355,316	350,577
Inventories, net	161,912	155,736
Prepayments and other receivables	812,805	827,043
Operating lease-right of use assets	-	-
Total current assets	2,243,316	2,099,673

Non-current assets
Deferred tax assets	(135)	(133)
Property, plant and equipment, net	1,252,955	1,254,328
Operating lease-right of use assets	2,452,170	2,506,954
Goodwill	-	-
Total non-current assets	3,704,990	3,761,149

Total assets from held for sale	$5,948,306	$5,860,822

Liabilities from held for sale
Current liabilities
Short-term loans	$218,287	$215,375
Long-term loans due within one year	-	-
Accounts payable, trade	1,446,840	1,480,098
Advances from customers	2,805	1,537
Taxes payable	341,307	336,755
Other payables and accrued liabilities	806,104	739,873
Lease liability-current	477,120	466,312
Total current liabilities	3,292,463	3,239,950

Non-current liabilities
Lease liability-non current	2,298,314	2,245,373
Long-term loans - non-current	-	-
Total non-current liabilities	2,298,314	2,245,373

Total liabilities	5,590,777	5,485,323

The summarized operating results of the business held for sale included in the Company’s consolidated statements of operations consist of the following:

	For the year ended March 31,
	2023	2022
Revenues	$334,211	1,585,234
Cost of revenues	121,597	609,989
Gross profit	212,614	975,245

Operating expense	196,563	666,362
Other expense	(38,433)	(82,992)
Loss(Income) before income taxes	(22,382)	225,891

Income tax expense	743	22,164
Loss(Income) from business held for sale	$(23,125)	$207,416

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow-moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of March 31, 2023 and December 31, 2022, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $27,975 and $59,567, respectively.

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

Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill will be reassigned based on the relative fair value of each of the affected reporting units. As of March 31, 2023 and December 31, 2022, the Company recorded impairments for goodwill of $5,385,811 and $5,385,811, respectively.

At the date of the most recent annual goodwill impairment test, all the reporting units’ fair value were either equal to or slightly higher than their carrying values. None of the reporting units’ fair values were substantially in excess of their carrying values. The fair value of the goodwill associated with each of the Guanzan Group (which covers the wholesale pharmaceutical, wholesale medical devices and the Lijiantang Pharmacies segments) and the medical services segment (consisting of Guoyitang, Zhongshan and the Qiangsheng, Eurasia and Minkang hospitals), were equal to their carrying value after their last impairment test and the fair value of the goodwill for Zhuoda exceeded its carrying value by approximately 5.62%. Zhuoda was sold as of October 31, 2022, so there was no remaining goodwill of Zhuoda for impairment assessment in 2022. Accordingly, the goodwill associated with Guanzan Group, Zhongshan, Qiangsheng, Eurasia and Minkang are considered at risk for impairment in future periods.

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

For the three months ended March 31, 2023 and 2022, the Company did not incur any interest or penalties associated with the tax positions it has taken. As of March 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts the majority of its businesses in the PRC and is subject to tax in this jurisdiction. As a result, the Company files tax returns that are subject to examination by the PRC.

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

In accordance with ASC 205-20, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as a discontinued operation if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

On December 28, 2022, the Company entered into an agreement to transfer 87% of the equity interests in Zhongshan, to its former owner who previously sold Zhongshan to the Company pursuant to a stock purchase agreement.

Pursuant to the Agreement, the Company will transfer 87% of the equity interests in Zhongshan to the former owner and will continue to own 13% of the equity interests in Zhongshan. As consideration for the sale of the 87% interest in Zhongshan, the former owner will return to the Company the 40,037 shares of the Company’s common stock, which were previously issued to him. Subsequent to their issuance, such shares were consolidated into 40,037shares as a result of a 1-for-5 reverse stock split on February 3, 2022 and a 1-for-10 reverse stock split on December 9, 2022. The former owner will release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company will receive a put option to sell part or all of its 13% interest in Zhongshan before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the Parties. The transaction is expected to close in the second quarter of 2023.

On December 28, 2022, the Company entered into an agreement to transfer 90% of the equity interests in the Qiangsheng, Eurasia and Minkang hospitals- to their former owners. Pursuant to the agreement, the Company will transfer 90% of the equity interests in each of the three hospitals and continue to own 10% of the equity interests in each hospital. . As consideration for the transfer, one of the former owners will return to the Company the 4,000,000 shares of the Company’s common stock, which were previously issued upon the acquisition of the three hospitals. Subsequent to their issuance, such shares were as consolidated into 80,000 shares as a result of a 1-for-5 reverse stock split on February 3, 2022 and a 1-for-10 reverse stock split on December 9, 2022. The Company will also receive a put option to sell part or all of its 10% interest in each of the three hospitals to the former owner before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the Company and the former owner. The sales of Qiangsheng, Minkang and Eurasia are expected to close in the second quarter of 2023.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	March 31, 2023	March 31, 2022
Period-end RMB:US$1 exchange rate	6.8717	6.3482
Three months end average RMB:US$1 exchange rate	6.8476	6.3504

●	Related parties

Parties, which can be a corporation or an individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the three months ended March 31, 2023, and 2022, the Company operated in four reportable segments in the PRC.

As of March 31, 2023, the Company four operating segments consisted of retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and healthcare products.

As of March 31, 2022, the Company four reportable segments consisted of wholesale medical devices, wholesale pharmaceuticals, medical services and retail pharmacies.

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

On February 1, 2020, the Company entered into a stock purchase agreement to purchase the Guanzan Group (the “Guanzan SPA”). Guanzan is a distributor of medical devices whose customers are primarily drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest of China (the “Guanzan Acquisition”). Guanzan holds business licenses in the PRC such as a Business Permit for Medical Devices and a Recordation Certificate for Business Activities Involving Class II Medical Devices, etc., which qualify Guanzan to engage in the distribution of medical devices in the PRC. Pursuant to the Guanzan SPA, we agreed to purchase all the issued and outstanding shares of the Guanzan Group (the “Guanzan Shares”) for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 190,000 shares of Common Stock and the payment of RMB 80,000,000 (approximately $11,428,571) in cash. The stock consideration was payable at closing and the cash consideration, which was subject to post-closing adjustments based on the performance of the Guanzan Group in the years ending December 31, 2020 and 2021, respectively, was to be paid pursuant to a post-closing payment schedule. The transaction closed on March 18, 2020. Upon the closing, 100% of the Guanzan Shares were transferred to the Company and the stock consideration was issued to the seller.

Items	Amount
Assets
Cash and cash equivalents	$95,220
Accounts receivable	1,835,981
Advances to suppliers	1,222,986
Amount due from related parties	410,943
Inventories	950,225
Prepayments and other receivables	90,256
Property, plant and equipment	707,289
Intangible assets	254,737
Goodwill	6,686,053
Liabilities
Short-term bank borrowings	(838,926)
Long-term loans due within one year	(250,663)
Accounts payable, trade	(1,303,399)
Advances from customers	(1,350,126)
Amount due to related parties	(106,720)
Taxes payable	(406,169)
Other payables and accrued liabilities	(390,593)
Long-term loans – noncurrent portion	(186,796)
Non-controlling interests	(46,295)
Total-net assets	$7,374,000

On November 20, 2020, the parties to the Guanzan SPA entered into a Prepayment and Amendment Agreement (the “Prepayment Agreement”) for the prepayment of a portion of the Guanzan Cash consideration in the amount of RMB 20,000,000 (the “Prepayment”), in the form of shares of Common Stock valued at $15.00 per share, in light of Guanzan’s performance during the period from March 18, 2020 to September 30, 2020. On November 30, 2020, 200,000 shares (after two reverse splits was 4,000 shares) of our Common Stock were issued to the designated assignees of the seller as the prepayment. Upon the approval of the Company’s shareholders, on August 27, 2021, the Company issued 920,000 shares (after two reverse splits was 18,400 shares) of Common Stock as payment in full for the balance of the post-closing consideration for the acquisition of Guanzan.

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

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Guoyitang Acquisition as of February 2, 2021:

Items	Amount
Assets
Cash and cash equivalents	$28,457
Accounts receivable	11,797
Advances to suppliers	12,670
Amount due from related parties	41,598
Inventories	167,440
Prepayments and other receivables	61,102
Property, plant and equipment	528,814
Right-of-use asset	441,150
Goodwill	7,154,393
Liabilities
Accounts payable, trade	(599,391)
Amount due to related parties	(183,796)
Taxes payable	(121)
Other payables and accrued liabilities	(231,375)
Lease liability-current	(161,707)
Lease liability-non current	(354,912)
Total-net assets	$6,916,119

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

Pursuant to the agreement, the Company will sell 100% of the equity interests in Zhuoda that it previously purchased for 44,000 shares of its common stock. The shares will be returned to the Company as the full consideration of the sale of the interests in Zhouda. In connection with the execution of the agreement, the parties also agreed to terminate the original agreement, and that none of the parties or any of their related parties will have any debt, obligation or liability to the original sellers in connection with or resulting from the earnout payment under the original agreement. The Company closed this transaction in November 2022.

9.	THE SALE OF ZHUODA

The Company’s wholly-owned Guanzan subsidiary agreed to sell its 100% equity interest in Zhuoda and Zhuoda’s wholly-owned subsidiary, Qianmei, to the former owner. Guanzan had previously purchased Zhuoda for 44,000 shares of the Company’s Common Stock. As consideration for the sale, the buyer will return the 44,000 shares to the Company. The transaction closed.effective November 23, 2022, when 100% of the equity interests in Zhuoda were transferred to the former owners and the 44,000 shares of Common Stock were returned to us.

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

The assets and liabilities for the discontinued operations of Zhuoda consisted of the following items as of December 31, 2022 and December 31, 2021:

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

The majority of the Company’s pharmacy retail revenues are derived from cash sales, except for sales to the government social security bureaus or commercial health insurance programs, which typically settle once a month. The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. As of March 31, 2023 and December 31,2022, accounts receivable consisted of the following:

	March 31, 2023	December 31, 2022
Accounts receivable, cost	$5,541,944	$4,813,160
Less: allowance for doubtful accounts	(1,626,571)	(1,604,874)
Accounts receivable, net	$3,915,373	$3,208,286

Due to subsequent collections, the Company reversed an allowance for doubtful accounts of $584 for the three months ended, March 31, 2022.

11.	ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandises for sale in the ordinary course of business. As of March 31, 2023 and December 31, 2022, the Company reported advances to suppliers as follow:

	March 31, 2023	December 31, 2022
Advances to suppliers, cost	$7,260,331	$6,589,759
Less: allowance for doubtful accounts	-	-
Advances to suppliers, net	$7,260,331	$6,589,759

No bad debt expenses were accrued for doubtful accounts relating to advances to suppliers for the three months ended March 31, 2023 and 2022, respectively.

12.	INVENTORIES

The Company’s inventories consist of medicine and medical devices that were purchased from third parties and sold in our retail pharmacy stores and wholesale to third party pharmacies, clinics, hospitals, etc. Inventories consisted of the following:

	March 31, 2023	December 31, 2022
Pharmaceuticals	$7,924,362	$7,067,613
Medical devices	568,926	614,231
Less: allowance for obsolete and expired inventory	(27,975)	(27,602)
	$8,465,313	$7,645,242

For the three months ended March 31, 2023 and 2022, respectively, the Company accrued allowances of $27,975 and $30,282 for obsolete and expired items.

13.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for its retail stores, hospitals and office space, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Deposit for rentals	$151,401	$132,960
Prepaid expenses and improvements of offices	56,879	56,121
Deposit for purchase of medical devices	169,019	166,765
Deposit for sales platform	21,450	24,337
Deferred offering cost	-	-
Receivables form third party	54,700	66,986
VAT deductibles	890,173	229,754
Others	44,251	694,031
Less: allowance for doubtful accounts	(24,198)	(23,875)
Prepayments and other receivables, net	$1,363,675	1,347,079

Management evaluates the recoverable value of these balances periodically according to the Company’s policy of credit and allowance for doubtful accounts. For the three months ended March 31, 2023 and 2022, the Company recorded bad debt expenses of $24,198 and $26,193, respectively.

14.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Buildings	$759,659	$749,526
Office equipment	233,717	132,329
Electronic equipment	37,761	37,257
Furniture	31,179	30,764
Vehicles	153,257	168,512
Medical equipment	937,790	925,281
Leasehold Improvements	599,660	598,677
	2,753,023	2,642,346
Less: accumulated depreciation	(961,520)	(938,926)
Property, plant and equipment, net	$1,791,503	$1,703,420

Depreciation expense for the three months ended March 31, 2023 and 2022 were $46,091 and $85,322, respectively.

15.	Intangible assets

	March 31, 2023	December 31, 2022
Software	$19,944	$19,679
Trademark use right	500,000	-
Less: accumulated amortization	(7,709)	(3,496)
Intangible assets, net	$512,235	$16,183

Amortization expense for the three months ended March 31, 2023 and 2022 were $7,709 and $3,837, respectively.

16.	LONG-TERM INVESTMENT

	March 31, 2023	December 31, 2022
Long-term investment in Phenix Bio Inc	$-	$1,800,000
Total long-term investment	$-	$1,800,000

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor of healthcare products in consideration of $1,800,000. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which has been paid, plus 5,270,000 shares of the Company’s common stock, of which 270,000 shares will be issued upon the approval of the issuance by the Company’s shareholders and the balance of 5,000,000 shares will be issued if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023.

17.	LEASES

Balance sheet information related to the Company’s operating leases was as follows:

	March 31, 2023	December 31, 2022
Operating Lease Assets
Operating lease	$3,028,518	$2,942,265
Total operating lease assets	$3,028,518	$2,942,265
Operating Lease Obligations

Current operating lease liabilities	$665,115	532,630
Non-current operating lease liabilities	$2,587,353	2,574,751
Total Lease Liabilities	$3,252,468	3,107,381

Lease liability maturities as of March 31, 2023, are as follows:

March 31, 2023
2023	826,567
2024	830,667
2025	822,675
2026	795,581
2027 and Thereafter	605,797
Total minimum lease payments	3,881,287
Less: Amount representing interest	(628,819)
Total	3,252,468

18.	GOODWILL

Changes in the carrying amount of goodwill consisted of the following:

	March 31, 2023	December 31, 2022
Beginning balance	$8,376,217	$8,376,217
Disposal of Zhuoda	(924,740)	(924,740)
Addition during the year	-	-
Impairment during the year	(5,385,811)	(5,385,811)
Goodwill	$2,065,666	$2,065,666

The goodwill associated with the acquisitions of: (i) Guanzan of $6,914,232; (ii) Guoyitang of $7,154,393; (iii) Zhongshan of $10,443,494, (iv) Minkang, Qiangsheng and Eurasia of $9,067,529, were initially recognized at the acquisition closing dates. Zhuoda was sold in 2022.

As of March 31, 2023 and December 31, 2022, goodwill was $2,065,666 and $2,065,666, respectively. No impairment losses were recognized for the three months ended March 31, 2023 and 2022.

19.	LOANS

Short-term loans

	March 31, 2023	December 31, 2022
China Minsheng Bank	$116,419	$114,867
Postal Savings Bank of China	713,070	703,558
Total	$829,489	$818,425

For the three months ended March 31, 2023 and 2022, interest expense on short-term loans amounted to $6,351 and $21,269, respectively.

Long-term loans

	March 31, 2023	December 31, 2022
China Construction Bank Chongqing Zhongxian Sub-branch	-	59,926
We Bank	323,260	360,825
Subtotal of long-term loans	323,260	420,751
Less: current portion	(163,183)	(105,965)
Total Long-term loans – noncurrent portion	$160,077	$314,786

For the three months ended March 31, 2023 and 2022, interest expense on long-term loans amounted to $14,058 and $22,319, respectively.

20.	CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

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

	March 31, 2023	December 31, 2022
Convertible note – principal	$1,108,785	$1,108,785
Convertible note – discount	(334,800)	-
	$773,985	$1,108,785

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

	March 31, 2023	December 31, 2022
Dividend yield	$0%	$0%
Expected volatility	171%	171%
Risk free interest rate	0.87%	0.87%
Expected life (year)	1.42	1.42

The value of the conversion option liability underlying the Notes and Convertible Notes as of March 31, 2023 and December 31,2022 were nil. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of nil for the three months ended March 31, 2023 and 2022.

21.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Salary payable	$276,635	$411,043
Salary payable – related party (1)	2,210,333	2,135,333
Accrued operating expenses	(900)	(900)
Other payables	613,861	630,097
	$3,099,929	$3,175,574

(1)

The Company entered into the Song Agreement with Mr. Tiewei Song dated October 1, 2019, as its Chief Executive Officer for a term of two years commencing October 1, 2019 with base annual cash compensation of $500,000. The Song Agreement was renewed on October 28, 2021 for one year with an annual base salary of $1,000,000 in cash and annual stock compensation of 1,000,000 shares of the Company’s Common Stock. We have not paid any cash compensation to Mr. Song as of the date of this quarterly report.

The Company entered into the employment Agreement with Ms. Baiqun Zhong dated January 27, 2022, as the Interim CFO from May 21, 2021 until July 14, 2021 with base annual cash compensation of $250,000. We have not paid any cash compensation to Ms. Zhong as of the date of this quarterly report.

On January 27, 2022, the Company entered into an employment agreement with Mr. Xiaping Wang for a term of one year, effective January 1, 2022.Mr. Wang’s compensation will consist of an annual salary of $500,000 in cash and stock compensation of 500,000 shares of the Company’s common stock. We have not paid any cash compensation to Mr. Wang as of the date of this quarterly report,

22.	RELATED PARTIES AND RELATED PARTIES TRANSACTIONS

Amounts due to related parties and mid-level management personnel

As of March 31, 2023 and December 31,2022, the total amounts payable to related parties and mid-level management was $2,519,803 and $4,600,441, respectively, which included:

1.	March 31, 2023 and December 31, 2022, Amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and Chairman of the Board of directors of the Company, of Nil and $27,699, respectively, free of interest and due on demand. These amounts represent the remaining balance that Mr. Yongquan Bi advanced for third party services on behalf of the Company during the ordinary course of business of the Company since the beginning of 2018. So far, it has not been paid. Xinrongxin was cancelled this period.

2.	As of March 31, 2023 and December 31, 2022, Amount payable to Mr. Li Zhou, the legal representative (general manager) of Guanzan, of Nil and $248,690 respectively is for daily operations and third party professional fees with no interest. So far, it has been paid. Xinrongxin was cancelled this period.

3.	As of March 31, 2023 and December 31, 2022, Amounts payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin of $Nil and $172,730, respectively, free of interest and due on demand. The amount due to Mr. Fuqing Zhang is for reimbursable operating expenses that the Company owed to Mr. Zhang prior to the acquisition of Boqi Zhengji. So far, it has not been paid. Xinrongxin was cancelled this period.

4.	As of March 31, 2023 and December 31, 2022, amounts payable to Mr. Youwei Xu, the financial manager of Xinrongxin were $11,943 and $11,784, respectively, free of interest and due on demand. The amount due to Mr. Xu, relates to reimbursable operating expenses that was owed to Mr. Xu prior to the acquisition of Boqi Zhengji.

5.	As of March 31, 2023 and December 31, 2022, the amounts payable to Shaohui Zhuo, the general manager of Guoyitang, were $4,734 and $4,671, respectively, which amounts were used for daily operations and did not bear any interest.

6.	As of March 31, 2023 and December 31, 2022, the amounts payable to Nanfang Xiao, a director of Guoyitang, were $10,623 and $10,482, respectively, which amounts were used for daily operations and did not bear any interest.

7.	As of March 31, 2023 and December 31, 2022, Amounts payable to Jia Song, the manager of Guoyitang, were $4,446 and $4,385, respectively, which amounts were used for daily operations and did not bear any interest.

8.	As of December 31, 2022, Other payable to Mr. Fnu Oudom of $3,620,000, was for $2,000,000 personal loan with 6% interest rate on December 6, 2022, and $1,620,000 for the remaining balance for sale of Phenix. The transaction closed effective March 15, 2023 when 100% of equity interests in Phenix were transferred to the Company and the closing consideration was paid.

9.	As of December 31, 2022, Other payable to Mr. Song Tie Wei of $ 500,000, was a personal loan on October 28, 2022, with a term of three months from November 3, 2022 to February 3, 2023. No interest is payable if loan is return on time. 1% interest has accrued since March 3, 2023. As of filing date, this loan has not been repaid and per the agreement, the loan shall be automatically extended till the principal amount and all accrued interest are paid in full.

23.	STOCK EQUITY

The Company is authorized to issue 200,000,000 shares of Common Stock, $0.001 par value. As of March 31, 2023 and December 31,2022, there were 10,359,264 shares and 34,255,000 shares outstanding, respectively.

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

From December 2, 2020 until March 31, 2023, the Institutional Investor, CVI Investments, Inc.(“CVI”), converted $609,615 of a 2020 Note into 89,492 shares of Common Stock.

From January 4, 2021 to February 9, 2021, Hudson Bay converted 2020 Notes in the aggregate principal amount of $ 2,150,000 into 276,943 shares of Common Stock.

From January 4, 2021 to March 1, 2021, CVI converted 2020 Notes in the aggregate principal amount of $ 2,150,000 into 227,731 shares of the Common Stock.

On February 2, 2021, the Company issued 40,000 shares of Common Stock in connection with the purchase of Guoyitang Hospital.

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

On July 18, 2022, 12,500,000 shares of Common Stock were issued to Mr. Fnu Oudom in consideration of $5 million after obtaining the approval of stockholders at the Company’s 2022 annual meeting of shareholders.

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

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Net loss from continuing operation attributable to common shareholders	$(860,635)	$(2,975,642)
Net Income from discontinued operation attributable to common shareholders	(23,129)	-
Total net loss attributable to common shareholders	(883,764)	(2,975,642)
Weighted average number of common shares outstanding – Basic and diluted	3,834,443	10,087,665
loss per share – basic and diluted:
Continuing operations	$(0.22)	$(0.29)
Discontinued operations	(0.01)	-
Total	$(0.23)	$(0.29)

25.	SEGMENTS

General Information of Reportable Segments:

For the three months ended March 31, 2023, and 2022, the Company operated in four reportable segments in the PRC.

As of March 31, 2023, the Company had four operating segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and healthcare products. The retail pharmacy segment sells prescription and OTC medicines, TCM, healthcare supplies and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug wholesalers. There were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments. The wholesale medical device segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical device dealers. Healthcare products includes cardiovascular product, anti-insomnia and depression product, male aphrodisiac product, women’s menopausal syndrome product, gout product and immune enhancer/ vaccine sequelae product.

As of March 31, 2022, the Company had four reportable segments: wholesale medical devices, wholesale pharmaceuticals, medical services and retail pharmacies. The wholesale medical devices segment distributes medical devices, including medical consumables to drug stores, private clinics, pharmaceutical dealers and hospitals. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug vendors. The medical services segment includes the hospitals acquired in 2021.The retail pharmacy segment sells prescription and OTC medicines, traditional Chinese medicines (“TCM”), healthcare supplies, and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. To date, there were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments.

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

For three months ended March 31, 2023	Retail pharmacy	Medical device wholesale	Drugs wholesale	Healthcare products sales	Medical services	Others	Total
Revenues from external customers	$210,246	$158,141	$806,742	$2,022,508	$-	$-	$3,197,637
Cost of revenues	$133,455	$98,939	$772,272	$501,112	$-	$1,618	$1,507,396
Depreciation, depletion, and amortization expense	$4,579	$11,434	$-	$8,943	$-	$2,547	$27,503
Profit (loss)	$(66,917)	$(206,263)	$(16,486)	$1,395,494	$908	$(1,976,314)	$(869,578)
Total assets	$471,553	$3,913,199	$12,987,234	$3,996,806	$1,073,740	$7,882,848	$30,325,380

For three months ended March 31, 2022	Retail pharmacy	Medical device wholesale	Drugs wholesale	Medical services	Others	Total
Revenues from external customers	$65,156	$2,137,253	$512,302	$-	$-	$2,714,711
Cost of revenues	$40,192	$1,835,465	$466,710	$-	$-	$2,342,367
Depreciation, depletion, and amortization expense	$3,481	$12,329	$79	$-	$3,358	$19,247
Profit (loss)	$(102,615)	$114,476	$(171,166)	$-	$(2,816,338)	$(2,975,643)
Total assets	$253,906	$4,590,217	$8,218,069	$-	$16,205,774	$29,267,966

Reconciliations of Operating Segment Revenues, Profit or Loss, and Assets, to the Consolidated Totals as of March 31, 2023 and March 31,2022 and for the Three Months ended March 31, 2023 and 2022.

Three months ended March 31, 2023
>>Revenues
Total revenues of operating segments	$3,443,413
Other revenues	-
Elimination of intersegments revenues	(245,776)
Total consolidated revenues	$3,197,637

>> Profit or loss
Total loss from operating segments	$1,106,737
Elimination of intersegments profit or loss	(133,455)
Unallocated amount:
Amortization of discount of convertible notes	-
Other corporation expense	(1,842,860)
Total net loss	$(869,578)

>>Assets
Total assets of operating segments	$38,388,388
Elimination of intersegments receivables	(13,588,019)
Unallocated amount:
Other unallocated assets – Phenix Bio Inc
Other unallocated assets – Xinrongxin	-
Other unallocated assets – Liaoning Boyi	31,069
Other unallocated assets – Dalian Boyi	4,028
Other unallocated assets – Chongqing Bimai	1,071,003
Other unallocated assets – BIMI	4,418,911
Total consolidated assets	$30,325,380

Three months ended March 31, 2022
>>Revenues
Total revenues of operating segments	$2,719,977
Other revenues	-
Elimination of intersegments revenues	(5,266)
Total consolidated revenues	$2,714,711

>> Profit or loss
Total loss from operating segments	$(159,306)
Elimination of intersegments profit or loss	-
Unallocated amount:
Amortization of discount of convertible notes	(771,124)
Other corporation expense	(2,045,213)
Total net loss	$(2,975,643)

>>Assets
Total assets of operating segments	$41,860,113
Elimination of intersegments receivables	(15,156,049)
Unallocated amount:
Other unallocated assets – Xinrongxin	4,571
Other unallocated assets – Liaoning Boyi	33,631
Other unallocated assets – Dalian Boyi	4,885
Other unallocated assets – Chongqing Bimai	1,728,643
Other unallocated assets – BIMI	792,172
Total consolidated assets	$29,267,966

26.	ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each type of products

For the three months ended March 31, 2023 and 2022, respectively, the Company reported revenues for each type of product and service as follows:

	For the three months ended March 31,
	2023	2022
Medical devices	$158,141	$2,137,253
Healthcare products	2,022,508	-
Wholesale pharmaceuticals	806,742	512,302
Pharmacy retail	210,246	65,156

Total	$3,197,637	$2,714,711

(b)	Geographic areas information

For the three months ended March 31, 2023 and 2022, respectively, all the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of March 31, 2023 and 2022.

(c)	Major customers

For the three months ended March 31, 2023, two customers accounted for more than 10% of the Company’s revenues:

		For the three months ended		As of March 31,
		March 31, 2023		2023
Customers	Segment	Purchases	Percentage of total purchases	Accounts receivable
Customer A	Wholesale pharmaceuticals	$1,052,467	32.91%	-
Customer B	Healthcare products	$994,850	31.11%	-

(d)	Major vendors

For the three months ended March 31, 2023, two vendors accounted for more than 10% of the Company’s purchases and its outstanding balances as at March 31, 2023:

		For the three months ended		As of March 31,
		March 31, 2023		2023
Vendors	Segment	Purchases	Percentage of total purchases	Accounts payable
Vendor A	Healthcare product	$261,780	13%	-
Vendor B	Medical services	$189,976	10%	-

Concentrations of Risk

The Company is exposed to the following concentrations of risk:

(a)	Credit risk

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

The Company’s interest-rate risk arises from convertible promissory notes, short-term and long-term loans. The Company manages interest rate risk by varying the issuance and maturity dates, fixing interest rate of debt, limiting the amount of debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2023 and December 31, 2022, respectively, the Notes, short-term and long-term loans were at fixed rates.

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

 On February 27, 2023, the Company entered into a stock purchase Agreement (the “February SPA”) with Mr. Oudom, whereby the Company agreed to sell 2,500,000 shares of Common Stock to Mr. Oudom for $3,000,000 in cash, based on a purchase price of $1.50 per share, subject to shareholder approval of the issuance of such shares. Such issuance was approved by the Company’s shareholders on April 13, 2023, but have not been issued to date.

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

On April 9, 2021, we acquired three private hospitals operating in China, Wuzhou Qiangsheng Hospital Co.,Ltd.(“Qiangsheng”) in the southeast region of the PRC, Suzhou Eurasia Hospital Co.,Ltd. (“Eurasia”) in the central region of the PRC and Yunan Yuxi Minkang Hospital Co.,Ltd.(“Minkang”) in the southwest region of the PRC. .

On September 10, 2021, we acquired Chongqing Zhuoda Pharmaceutical Co., Ltd. (“Zhuoda”), a company engaged in the distribution of medical devices and pharmaceuticals, based in Chongqing, the largest city in Southwest region of the PRC.

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

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor of healthcare products in consideration of $1,800,000. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash 270,000 shares of Common stock. The Company has agreed to issue 5,000.000 shares of Common Stock to Mr. Oudom if the aggregate net profit for Phenix is at least $2,500,000 in calendar 2023, or in any fiscal quarter in 2023.

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

BUSINESS SEGMENTS

For the three months ended March 31, 2023, and 2022, the Company operated in four reportable segments in the PRC.

As of March 31, 2023, the Company has four operating segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and healthcare products. The retail pharmacy segment sells prescription and OTC medicines, TCM, healthcare supplies and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug wholesalers. There were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments. The wholesale medical device segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical device dealers. Healthcare products includes cardiovascular product, anti-insomnia and depression product, male aphrodisiac product, women’s menopausal syndrome product, gout product and immune enhancer/ vaccine sequelae product.

As of March 31, 2022, the Company had four reportable segments: wholesale medical devices, wholesale pharmaceuticals, medical services and retail pharmacies. The wholesale medical devices segment distributes medical devices, including medical consumables to drug stores, private clinics, pharmaceutical dealers and hospitals. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals and other drug vendors. The medical services segment includes the hospitals acquired in 2021.The retail pharmacy segment sells prescription and OTC medicines, traditional Chinese medicines (“TCM”), healthcare supplies, and sundry items to retail customers through its directly-owned pharmacies and authorized retail stores. To date, there were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses of $883,764 and $2,975,642 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had an accumulated deficit of $71.03 million. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The continuation of the Company as a going concern through the next twelve months is dependent upon (1) the continued financial support from our stockholders or external financing. Management believes that our existing stockholders will provide the additional cash necessary to meet our obligations as they become due, and (2) that we will be able to implement our business plan to expand our company’s operations and generate sufficient revenues to meet our obligations. While we believe in the viability of our strategy to increase sales volume and in our ability to raise additional funds, there can be no assurance to that effect, nor that our company will be successful in securing sufficient funds to sustain the operations.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company would cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts were Nil.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of March 31, 2023 and December 31, 2022, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $27,975 and $584, respectively.

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

The Company identified reporting units at the lowest level within the entity at which goodwill is monitored for internal management purposes. Management evaluated the recoverability of goodwill by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned based on the relative fair value of each of the affected reporting units. As of March 31, 2023 and December 31, 2022, the Company recorded impairments for goodwill of $5,385,811 and $5,385,811, respectively.

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

●	Businesses Held for Sale

In late 2022, we committed to a plan to dispose of the Zhongshan, Minkang, Eurasia, and Qiangsheng hospitals.

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

●	Beneficial Conversion Feature

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

Recent Developments

On December 6, 2022, we sold a convertible promissory note (the “Note”) to Mr. Fnu Oudom for $ 2 million. The Note carries an annual interest rate of 6%, which is payable together with the principal amount one (1) year after the date of the Note. Seven (7) business days before the maturity date of the Note, the Note holder has the right to exercise a conversion right at a conversion price of $0.40, to have the aggregate amount of the principal and accrued interests repaid in shares (the “Note Shares”) of our Common Stock, in lieu of cash payment. The conversion price of $0.40 reflects a 60% premium on the closing price of the Common Stock on NASDAQ on the date of issuance of the Note, which was $0.25). On February 27, 2023, the Company and Mr. Oudom entered into an agreement (the “Prepayment Agreement”) whereby the parties agreed that the Company will exercise its prepayment right under the Convertible Note by issuing shares of Common Stock. In consideration of Mr. Oudom’s agreement to convert the Convertible Note in shares of Common Stock and to waive his right to any and all interest accrued and to be accrued under the Convertible Note, the Company agreed to issue 1,330,000 shares of Common Stock (the “Prepayment Shares”) at a conversion price of $1.50 per share, subject to the shareholders’ approval, as full payment of the $2,000,000 principal of the Convertible Note and accrued interest. Such issuance was approved by the Company’s shareholders on April 13, 2023. Such issuance has not occurred to date.

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor of healthcare products. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which has been paid, plus 5,270,000 shares of the Company’s common stock, of which 270,000 shares was issued  and the balance of 5,000,000 shares will be issued if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023.

On February 27, 2023, we entered into a stock purchase agreement (the “February SPA”) with Mr. Oudom, whereby the Company agreed to sell 2,500,000 shares of Common Stock to Mr. Oudom for $3,000,000 in cash, based on a purchase price of $1.50 per share, subject to shareholder approval of the issuance of such shares. Such issuance was approved by the Company’s shareholders on April 13, 2023. As of the date of this report, Mr. Oudom has paid $350,000. The remaining $2,650,000 is expected to be received by July 2023.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2023 and 2022 of consolidated results of operations:

	For the Three Months Ended March 31,			Comparison
	2023	% of Revenues	2022	Amount increase (decrease)	Percentage increase (decrease)
Revenues	$3,197,637	100%	$2,714,711	$482,926	18%
Cost of revenues	1,507,396	47%	2,342,367	(834,971)	(36)%
Gross profit	1,690,241	53%	372,344	1,317,897	354%
Operating expenses	1,109,495	35%	2,522,046	(1,412,551)	(56)%
Other expenses, net	(1,441,381)	(45)%	(823,011)	(618,370)	75%
Loss before income tax	(860,635)	(27)%	(2,972,713)	2,112,078	(71)%
Income tax expense	-	0%	2,929	(2,929)	(100)%
Net loss from continuing operations	(860,635)	(27)%	(2,975,642)	2,115,007	(71)%
Income (loss) from operations of discontinued operations	(23,129)	(1)%	-	(23,129)	-%
Less: non-controlling interest	(443)	0%	(1,082)	639	(59)%
Net Loss attributable to BIMI International Medical Inc.	$(884,207)	(28)%	$(2,974,560)	$2,090,353	(70)%

Revenues

Revenues for the three months ended March 31, 2023 and 2022 were $3,197,637 and $2,714,711, respectively. The revenues for the three months ended March 31, 2023 were primarily attributable to the revenues from the wholesale sales of generic drugs and medical devices and from sales of healthcare products by Phenix, which we acquired in March 2023. Compared with the same period in 2022, revenue increased by $482,926, mainly due to the $2,022,508 of sales of healthcare products by Phenix, which was acquired on March 15, 2023. In addition, the revenues of the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals, that were held for sale, were accounted for separately.

Revenues from wholesale medical devices segment for the three months ended March 31, 2023 and 2022 were $158,141 and $2,137,253 respectively. The decrease is mainly due to sales to a public hospitals, that are subject to a long acceptance period after receipt of the medical devices. We expect to record these sales in the second quarter of 2023.

Revenues from the wholesale pharmaceuticals segment for the three months ended March 31, 2023 and 2022 were $806,742 and $512,302 respectively. The main reason for the increase in sales in the 2023 period was the impact of Covid-19 and the higher demand for pharmaceuticals.

Revenues from retail pharmacy segment for the three months ended March 31, 2023 and 2022 were $210,246 and $65,156. The growth in the retail pharmacy segment in three month ended March 31, 2023 was the impact of Covid-19 and the higher demand for pharmaceuticals.

Revenues from the healthcare products segment the three months ended March 31, 2023 were $2,022,508. These revenues reflect the revenues generated by the Phenix, which was acquired in March 2023.

Cost of revenues

Cost of revenues for the three months ended March 31, 2023 and 2022 were $1,507,396 and $2,342,367, respectively. The decrease reflected the decrease in the costs associated with the operations of the Guanzan Group.

Cost of revenues of our wholesale medical devices segment consists primarily of cost of medical devices, medical consumables and costs related directly to contracts with customers. For the three months ended March 31, 2023 and 2022, the cost of revenues of our wholesale medical devices segment were $98,939 and $1,835,465, respectively. The decrease is mainly due to the decrease in the revenue in the current three months period compares to the same period in 2022.

Cost of revenues of our wholesale pharmaceuticals segment consists primarily of the cost of medicines, medical consumables and costs related directly to contracts with customers. For the three months ended March 31, 2023 and 2022, the cost of revenues of our wholesale pharmaceuticals segment were $772,272 and $466,710, respectively.

Cost of revenues of our retail pharmacy segment consists primarily of the cost of the pharmaceuticals, medical devices and other products that we sell to customers. For the three months ended March 31, 2023 and March 31, 2022, the cost of revenues of our retail pharmacy segment were $133,455 and $40,192, respectively.

Cost of revenues of our healthcare products segment consists primarily of the sales of healthcare products. For the three months ended March 31, 2023 the cost of revenues of our newly acquired healthcare products segment was $501,112.

Gross profit (loss)

For the three months ended March 31, 2023 and 2022, we had a gross margin of 53% and 14%, respectively. For the three months ended March 31, 2023 and 2022, the gross profit margin of our: (i) retail pharmacy segment were 36.52% and 38.31%, respectively; (ii) wholesale medical devices segment were 37.44% and 14.12%, respectively; (iii) wholesale pharmaceuticals segment were 4.27% and 8.90%, respectively; and (iv) healthcare products segment were 75.22% and Nil, respectively.

Operating expenses

Operating expenses consist mainly of the impairment loss of goodwill, general and administrative expenses including auditing and legal service fees, other professional service fees and promotional expenses. Operating expenses for the three months ended March 31, 2023, consisted mainly of general and administrative expenses of $853,337 and selling expenses in the amount of $256,158.

Operating expenses were $1,109,495 for the three months ended March 31, 2023 as compared to $2,522,046 for the same period in 2022, a decrease of $1,412,551, or 56%. The decrease is primarily due to the reduction in salaries of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer to $75,000 for the three months ended March 31, 2023 as compared to $1,400,000 for the same period in 2022.

Operating expenses of the wholesale medical devices segment for the three months ended March 31, 2023 and 2022 were $157,783 and $161,669, respectively.

Operating expenses of the wholesale pharmaceuticals segment for the three months ended March 31, 2023 and 2022 were $165,747 and $204,097, respectively.

Operating expenses of retail pharmacy segment for the three months ended March 31, 2023 and 2022 was $141,142 and $128,451, respectively.

Operating expenses of the healthcare products segment for the three months ended March 31, 2023 were $123,590.

Other income (expense)

For the three months ended March 31, 2023 and 2022, we reported other expenses of $1,441,381 and $823,011, respectively. Other expenses mainly consisted of interest expense relating to the bank loans of the Guanzan Group and Shude and amortization of convertible notes.

Other expenses were $1,441,381 for the three months ended March 31, 2023 which mainly consisted of interest expense of $35,299 and investment expense of Guoyiyang write-off adjustment expense of $1,338,666.

Other expenses were $823,011 for the three months ended March 31, 2022 which mainly consisted of interest expense of $48,136 and amortization of convertible notes of $771,124.

Net loss from continuing operations

Net loss from continuing operations was $860,635 for the three months ended March 31, 2023 compared to a net loss of $2,975,642 for the three months ended March 31, 2022, an decrease $2,115,007, which was primarily due to the impairment of goodwill in 2022 and as a result of the significant increase in operating expenses of our consolidated company.

Loss from operations of discontinued operations

As a result of the disposition of Zhuoda and its Qianmei subsidiary the businesses of Zhuoda and Qianmei are recorded as discontinued operations in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operation and the results of the operations of the Zhuoda and Qianmei are presented under the line-item net loss from discontinued operations for the three months ended March 31, 2022.

As a result of the plans to dispose of the Zhongshan, Qiangsheng, Eurasia and Minkang and the actions taken to fulfill the plans, the businesses of the four hospitals are recorded as held for sale in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operation and the results of the operations of the Zhongshan, Qiangsheng, Eurasia and Minkang are presented under the line item net loss from discontinued operations of held for sale for the three months ended March 31, 2023. Loss from the discontinued operation was $23,125 for the three months ended March 31, 2023.

Net loss

As a result of the foregoing our net loss decreased to $884,207 in the three months ended March 31, 2023 from $2,974,560 for the three months ended March 31, 2022.

Foreign currency translation

We reported a negative foreign currency translation adjustment of $1,084,472 for the three months ended March 31, 2023 compared to a negative foreign currency translation adjustment of $550,082 for the three months ended March 31, 2022. This is the difference between accumulated other comprehensive income in the first quarter of 2023 and 2022.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2023, we had cash of $1,730,063 and net working capital of $2,369,321 as compared to cash of $2,336,636 and negative working capital of $2,126,672 at December 31, 2022.

In order to improve our financial condition, on February 27, 2023, we entered into a stock purchase agreement (the “February SPA”) with Mr. Oudom, whereby the Company agreed to sell 2,500,000 shares of Common Stock to Mr. Oudom for $3,000,000 in cash, based on a purchase price of $1.50 per share, subject to shareholder approval of the issuance of such shares. Such issuance was approved by the Company’s shareholders on April 13, 2023, but has not been completed to date. As of the date of this report, Mr. Oudom has paid $350,000. The remaining $2,650,000 is expected to be received by July 2023.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2023 and 2022, respectively.

	For the three months ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$2,817,823	$(5,425,555)
Net cash (used in) provided by investing activities	-	1,678,289
Net cash used in financing activities	(2,167,065)	(794,967)
Exchange rate effect on cash	(1,257,331)	981,932
Net cash outflow	$(606,573)	$(3,560,301)

Operating Activities

Net cash provided by our operating activities was $2,817,823 during the three months ended March 31, 2023, as compared to $5,425,555 used in operating activities for the three months ended March 31, 2022.

The increase in the amount of cash used in operating activities was primarily attributable to the change in other payables and accrued liabilities and operating lease liabilities. During the three months ended March 31, 2023, the increase is attributable to: (1) the increase in fees paid for our external professional services ; and (2) increase of right of use rental expenses of $1.59 million.

Investing Activities

Cash used in investing activities was Nil for the three months ended March 31, 2023, as compared to $1,678,289 provided by investing activities for the same period ended March 31, 2022. Cash provided by investing activities for the three months ended March 31, 2022 was from the discontinued operations-held for sale of the Zhongshan, Minkang, Qiangsheng and Eurasia hospitals.

Financing Activities

Cash used in our financing activities was $2,167,065 for the three months ended March 31, 2023, as compared to $794,967 for the three months ended March 31, 2022. For the three months ended March 31, 2023, we repaid $154,709 of bank loans and $2,080,638 of related party loans. During the three months ended March 31, 2022, we repaid $1,027,522 of short-term loans and $191,530 from long-term loans and $424,085 from related party loans.

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

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor of healthcare products. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which has been paid, plus 5,270,000 shares of our company’s common stock, of which 270,000 shares were issued upon the approval of the issuance by our shareholders and the balance of 5,000,000 shares will be issued if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023, subject to the approval of our shareholders.

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

The Company have taken steps to address the cause of the restatement and to improve our internal controls over financial reporting. The Company hired a consulting firm to assist our accounting department on internal controls and financial reporting. The Company are committed to maintaining the integrity of our financial statements and to providing accurate and transparent financial information to our investors.

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

We expect to implement the following measures in 2023 to continue to remediate the material weaknesses identified: (1) To establish additional written policies and procedures for accounting and financial reporting to improve the Company’s financial statement closing process; (2) To continue providing applicable training for our financial and accounting staff to enhance their understanding of U.S. GAAP and internal control over financial reporting; (3) To continue providing applicable training for our accounting manager to improve our internal review process.

In 2022, we hired a consulting firm to assist our accounting department on internal controls and financial reporting July of 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II ---- OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In the first quarter of 2023,the Hudson Bay Master Fund Ltd was issued 270,000 shares of Common Stock upon the conversion of convertible notes.

As of March 31, 2023, the Company has issued 1,850,605 shares of Common Stock upon conversion of outstanding convertible notes.

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

BIMI International Medical Inc.
(Registrant)

Date: May 19, 2023	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: May 19, 2023	By:	/s/ Baiqun Zhong
Baiqun Zhong
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)