Form 10-Q
period 2023-06-30
BIMI International Medical Inc.
filed 2023-11-22
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of November 15, 2023, the registrant had 6,589,569 shares of Common Stock, par value $0.001 per share, issued and shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(RESTATED)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,931,744	$2,336,636
Accounts receivable, net	6,380,387	3,208,286
Advances to suppliers	7,017,279	6,589,759
Inventories, net	7,182,524	7,654,242
Prepayments and other receivables	1,350,124	1,527,079	*
Current assets from discontinued operations-held for sale	2,133,382	2,099,673
Total current assets	25,995,440	23,415,675

NON-CURRENT ASSETS
Deferred tax assets	183,259	190,132
Property, plant and equipment, net	1,690,107	1,703,420
Intangible assets-net	448,931	16,183
Operating lease-right of use assets	2,835,992	2,942,265
Goodwill	2,065,666	2,065,666
Non-current assets from discontinued operations-held for sale	3,439,099	3,761,149
Total non-current assets	10,663,054	10,678,815	*

TOTAL ASSETS	$36,658,494	$34,094,490	*

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$1,134,822	$818,425
Long-term loans due within one year	101,244	105,965
Convertible promissory notes, net	-	1,108,785
Accounts payable, trade	9,605,089	10,785,531
Advances from customers	524,789	923,131
Amount due to related parties	1,018,832	2,980,441	*
Taxes payable	16,644	71,915
Other payables and accrued liabilities	3,204,970	3,175,574
Lease liabilities	650,661	532,630
Current liabilities from discontinued operations-held for sale	3,133,747	3,239,950
Total current liabilities	19,390,798	23,742,347	*

NON-CURRENT LIABILITIES
Lease liabilities	2,414,883	2,574,751
Long-term loans	126,284	314,786
Non-current liabilities from discontinued operations-held for sale	2,214,033	2,245,373
Total non-current liabilities	4,755,200	5,134,910

TOTAL LIABILITIES	24,145,998	28,877,257	*

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value; 200,000,000 shares authorized; 6,258,962 and 3,764,780 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively **	6,259	3,765
Additional paid-in capital	77,417,369	71,899,271
Statutory reserves	2,263,857	2,263,857
Accumulated deficit	(68,298,681)	(70,143,785)
Accumulated other comprehensive income (loss)	(501,876)	24,583
Total BIMI International Medical Inc.’s equity	10,886,928	4,047,691

NON-CONTROLLING INTERESTS	1,625,568	1,169,542

Total stockholders’ equity	12,512,496	5,217,233

Total liabilities and stockholders’ equity	$36,658,494	$34,094,490	*

*	In our financial statements for the year ended December 31, 2022, we incorrectly accounted for the acquisition of Phenix Bio Inc. On July 5, 2022, we entered into a stock purchase agreement, which was subsequently amended, pursuant to which we agreed to acquire Phenix and paid a deposit of $180,000 on July 7, 2022. The closing did not occur until March 15, 2023. As of December 31, 2022, the accounting for the Phenix acquisition was incorrectly recorded as follows: (1) a long-term equity investment as a debit entry, (2) cash as a credit, and (3) other payables as a credit entry. Since the Phenix acquisition had not taken place as of December 31, 2022, it should not have been recorded as a long-term equity investment. As such, we reversed the long-term equity investment account and other payables account and recorded the deposit as a prepayment.

**	On February 2, 2022, we effected a reverse stock split of Common Stock at a ratio of 1-to-5 and on December 9, 2022, we effected a reverse stock split of Common Stock at a ratio of 1-to-10 (collectively, the “Reverse Splits”).

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(RESTATED)

	For three months ended June, 30			For six months ended June 30,
	2023	2022		2023	2022
REVENUES	$5,557,666	$2,829,034		$8,755,303	$5,543,745

COST OF REVENUES	2,673,586	2,356,455		4,180,982	4,698,822

GROSS PROFIT	2,884,080	472,579		4,574,321	844,923

OPERATING EXPENSES:
Sales and marketing	236,155	296,063		492,313	641,627
General and administrative	1,348,481	2,943,302	*	2,127,465	5,119,784	*
Total operating expenses	1,584,636	3,239,365	*	2,619,778	5,761,411

INCOME (LOSS) FROM OPERATIONS	1,299,444	(2,766,786	)*	1,954,543	(4,916,488	)*

OTHER INCOME (EXPENSE)
Interest income	68	207	*	326	353	*
Interest expense	(34,615)	(48,581)		(69,530)	(96,718)
Exchange gain (loss)	(2,542)	(3,170	)*	(2,284)	(6,436	)*
Amortization of convertible notes (1)	-	(771,124)		-	(1,542,248)
Investment income (expense)	(62,617)	-		197,739	-
Non-operating expense	(25,368)	(2,613,018)		(93,303)	(2,613,018)
Other income (expense)	-	67,351	*	-	66,720	*
Total other income (expense), net	(125,074)	(3,368,336)		32,948	(4,191,347	)*

INCOME (LOSS) BEFORE INCOME TAXES	1,174,370	(6,135,122	)*	1,987,491	(9,107,835	)*

PROVISION FOR INCOME TAXES	-	(4,222)		-	(7,151)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,174,370	(6,139,344	)*	1,987,491	(9,114,986	)*

DISCONTINUED OPERATIONS
Loss from discontinued operations-held for sale	(119,793)	(406,155	)*	(143,102)	(198,738)
Income (loss) from discontinued operations	-	(818)		-	26,928

NET INCOME (LOSS)	1,054,397	(6,546,316	)*	1,844,389	(9,286,796	)*
Less: net loss attributable to noncontrolling interest	272	(1,416)		715	(2,498)
NET INCOME (LOSS) ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICIAL INC.	1,054,125	(6,544,900	)*	1,843,674	(9,284,298	)*

OTHER COMPREHENSIVE (LOSS)
Foreign currency translation adjustment	(753,453)	(417,506)		(526,459)	(967,586)
TOTAL COMPREHENSIVE INCOME (LOSS)	300,944	(6,963,822	)*	1,317,930	(10,254,382	)*
Less: comprehensive income attributable to noncontrolling interest	(568,103)	(510,069)		(1,508,627)	(535,043)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICIAL INC.	$869,047	$(6,453,753	)*	$2,826,557	$(9,719,339	)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	4,596,440	9,493,512		4,219,675	15,429,754

INCOME (LOSS) PER SHARE
Continuing operations-Basic and diluted	0.26	(0.65)		0.47	(0.59)
Discontinued operations-Basic and diluted	(0.03)	(0.04)		(0.03)	(0.01)
Basic and diluted	0.23	(0.69)		0.44	(0.60)

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(RESTATED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Statutory	Non Controlling		Accumulated	Total Stockholders’
	Shares**	Amount	Capital	Income	Reserves	Interests		Deficit	Equity
Balance as of December 31, 2022	3,764,780	3,765	71,899,271	24,583	2,263,857	1,169,542		(70,143,785)	5,217,233

Issuance of Common Stock	270,000	270	376,337	-	-	-		-	376,607	**

Net income	-	-	-	-	-	443		789,549 *	789,992	*

Foreign currency translation adjustment	-	-	-	227,068 *		(112,519	)*	3,187,087 *	3,301,636	*

Discontinued operations and subsidiaries -held for sale				(74)				(3,186,202)	(3,186,276)

Balance as of March 31, 2023	4,034,780	4,035	72,275,608	251,577 *	2,263,857	1,057,466	*	(69,353,351)*	6,499,192	*

Issuance of Common Stock	2,224,182	2,224	5,141,761	-	-	-		-	5,143,985

Net income	-	-	-	-	-	272		1,504,125	1,054,397

Foreign currency translation adjustment	-	-	-	(757,599)		567,830		83,320	(106,449)

Discontinued operations and subsidiaries -held for sale				4,146				(82,775)	(78,629)

Balance as of June 30, 2023	6,258,962	6,259	77,417,369	(501,876)	2,263,857	1,625,568		(68,298,681)	12,512,496

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,844,389	$(9,286,796	)*
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	128,613	125,781
Inventories impairment reserve	26,604	-
Allowance for doubtful accounts	-	(572)
Stock compensation	-	1,510,000	*
Amortization of discount of convertible promissory notes	-	1,542,248
Gain (loss) on disposal of discontinued operations	197,739	(259,253)

Change in operating assets and liabilities
Accounts receivable	(3,172,101)	1,167,803
Advances to suppliers	3,982,685	4,647,888	*
Prepayments and other receivables	176,955	(113,247)
Inventories	445,113	(494,246)
Operating lease-right of use assets	106,273	167,698
Accounts payable, trade	(1,180,442)	(1,399,264)
Advances from customers	(398,342)	429,998
Operating lease liabilities	(41,837)	(140,526)
Taxes payable	(48,398)	(117,114)
Other payables and accrued liabilities	29,396	(1,130,396	)*
Discontinued operations-held for sale of Minkang, Eurasia, Qiangsheng and Zhongshan hospitals Minkang/wuzhou/suzhou/Chaohu zhongshan	150,801	(366,739)
Net cash provided by (used in) operating activities	2,247,448	(3,689,637	)*

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible promissory note to related party	-	5,000,000	*
Issuance of Common Stock	1,600	-
Proceeds from short-term loan	316,397	80,758
Repayment of short-term loans	(4,721)	-
Repayment of long-term loans	(188,502)	(399,115)
Amount repaid to related parties	(1,961,609)	(227,248)
Net cash provided by (used in) financing activities	(1,836,835)	4,454,395

EFFECT OF EXCHANGE RATE ON CASH	(815,505)	(661,857	)*

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(404,892)	102,901	*
CASH AND CASH EQUIVALENTS, beginning of period	2,336,636	4,609,431	*
CASH AND CASH EQUIVALENTS, end of period	$1,931,744	$4,712,332	*

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$133,009
Cash paid for interest expense, net of capitalized interest	$37,549	$122,539

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES

Issuance of Common Stock as a result of the application of the “Floor Amount Issuance” with respect to the conversion of convertible promissory note	894	-
Issuance of Common Stock upon conversion of convertible notes	-	5,491
Lease liabilities arising from acquisition of right-of-use assets	28,277	30,392	*

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

On June 24, 2020, the Company established a wholly owned subsidiary Boyi (Liaoning) Technology Co.,Ltd (“Liaoning Boyi”), in order to be qualified to participate in local healthcare projects. On December 22, 2020, the Company established another subsidiary, Bimai Pharmaceutical (Chongqing) Co., Ltd., to replace Xinronxin as the holding company owning all the retail, wholesale and hospital operations in China.

On March 18, 2020, the Company, through its wholly owned subsidiary, Xinrongxin, acquired 100% of the equity interests in Chongqing Guanzan Technology Co., Ltd. (“Guanzan”). Guanzan held an 80% equity interest in Chongqing Shude Pharmaceutical Co., Ltd. (“Shude”, and collectively with Guanzan, the “Guanzan Group”). Guanzan also owns 100% equity interest in Chongqing Lijiantang Pharmaceutical Co. Ltd., a subsidiary established in May 2020. Lijiantang operates 4 retail pharmacy stores in China (collectively, the “Lijiantang Pharmacy Group”).

On December 11, 2020, the Company entered into a stock purchase agreement to sell Boqi Zhengji. The sale of the Boqi Zhengji closed by the end of 2020 although the government record was not updated until February 2, 2021 due to the Chinese government’s alternative working schedule and other delays caused by COVID-19.

On December 9, 2020, the Company entered into an agreement to acquire 100% of the equity interests in Chongqing Guoyitang Hospital (“Guoyitang”), the owner and operator of a private general hospital in Chongqing City, a city in Southwest China. The transaction closed on February 2, 2021.

On December 15, 2020, the Company entered into an agreement to acquire Chaohu Zhongshan Minimally Invasive Hospital (“Zhongshan”), a private hospital in the Southeast region of China. The transaction closed on February 5, 2021.

On April 9, 2021, the Company entered into an agreement to acquire three private hospitals in the PRC, Wuzhou Qiangsheng Hospital (“Qiangsheng”), Suzhou Eurasia Hospital(“Eurasia”) and Yunnan Yuxi MinKang hospital (“Minkang”). The transaction closed on May 6, 2021.

On April 21, 2021, Bimai Hospital Management (Chongqing) Co. Ltd. was incorporated in the PRC by the Company to manage the operations of the Company’s medical services segment.

On April 21, 2021, Pusheng Pharmaceutical Co., Ltd. was incorporated in the PRC by the Company to manage its wholesale distribution of generic drugs.

On September 10, 2021, the Company entered into an agreement to acquire 100% of the equity interests in Chongqing Zhuoda Pharmaceutical Co., LTD (“Zhuoda”). The transaction closed on October 8, 2021.

On December 20, 2021, the Company entered into a stock purchase agreement to acquire Bengbu Mali OB-GYN Hospital Co., Ltd. (“Mali Hospital”). We agreed to purchase all the issued and outstanding equity interests in Mali Hospital in consideration of $16,750,000. At the signing, 60,000 shares of the Company’s Common Stock (reflecting the Reverse Splits) were delivered as partial consideration for the purchase and on January 4, 2022, we paid RMB 7,227,000 to the seller as partial consideration. The transaction did not close and on December 15, 2022, we entered into a termination agreement with respect to the original purchase agreement. Pursuant to the termination agreement, the original agreement will terminate effective as of the date of the return of the 60,000 shares of the Company’s Common Stock (reflecting the Reverse Splits) previously issued to the sellers and certain third-party beneficiaries. On December 9, 2022, 52,000 shares of Common Stock were returned to the Company and on September 1, 2023, the remaining 8,000 shares of Common Stock were returned to the Company. All cash paid at the time of the acquisition is expected to be returned by December 31, 2023.

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a developer and distributor of dietary supplements, in consideration of $1,800,000. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which was paid on July 7, 2022, plus up to 5,270,000 shares of the Company’s Common Stock (reflecting the Reverse Splits), of which 270,000 shares were issued to Mr. Oudom on June 19, 2023, after shareholder approval was obtained. We agreed to issue 5,000,000  shares of Common Stock to Mr. Oudom in the event that Phenix will generate at least $2,500,000 in net profit in calendar year 2023 or in any fiscal quarter of 2023.

As of June 30, 2023, the Company has four operating segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and healthcare products.

The retail pharmacy segment engages in the retail sale of medicine and other healthcare products in the PRC. The retail pharmacy segment sells its medicine and other healthcare products to customers through its directly owned stores. The group offers a wide range of products, including prescription and over the counter (“OTC”) drugs, nutritional supplements, traditional Chinese medicines, personal and family care products and medical devices, as well as miscellaneous items.

The Company’s wholesale segments are engaged in the distribution of medical devices and pharmaceuticals. The wholesale medical devices segment distributes medical devices, including medical consumables to drug stores, private clinics, pharmaceutical dealers, and hospitals. The wholesale pharmaceuticals segment supplies prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals, and other drug vendors.

The Company’s healthcare products are developed and distributed by Phenix. Phenix owns its formulas and uses out-sourced facilities in the U.S. and Australia to manufacture its products. To date, Phenix has sold all of its products through Meta Time, an online sales platform. Most of the customers were from Asian countries. Phenix currently offers six categories of dietary supplements, a cardiovascular product, an anti-insomnia and depression product, a male aphrodisiac product, a woman’s menopausal syndrome product, a gout product, and an immunity enhancer.

As of June 30, 2022, the Company had four operating segments: wholesale medical devices, wholesale pharmaceuticals, medical services, and retail pharmacy.

As of June 30, 2023, the details of the Company’s subsidiaries are as follows:

Name	Place of incorporation and kind of legal entity	Principal activities and Type of operation	Effective ownership interest held
Lasting Wisdom Holdings Limited (“Lasting”)	British Virgin Island, a limited liability company	Investment holding	100%

Phenix Bio Inc. (“Phenix”)	California, a corporation	Distribution of healthcare products	100%

Pukung Limited (“Pukung”)	Hong Kong, a limited liability company	Investment holding	100%

Beijing Xinrongxin Industrial Development Co., Ltd. (“Xinrongxin”)	The PRC, a limited liability company	Investment holding	100%

Boyi (Liaoning) Technology Co., Ltd (“Liaoning Boyi”)	The PRC, a limited liability company	IT Technology service research and development	100%

Dalian Boyi Technology Co., Ltd (“Dalian Boyi”)	The PRC, a limited liability company	IT Technology service research and development	100%

Chongqing Guanzan Technology Co., Ltd. (“Guanzan”)	The PRC, a limited liability company	Wholesale distribution of medical devices in the PRC	100%

Chongqing Shude Pharmaceutical Co., Ltd.(“Shude”)	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	95%

Chongqing Lijiantang Pharmaceutical Co., Ltd.(“Lijiantang”)	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100%

Bimai Pharmaceutical (Chongqing) Co., Ltd.	The PRC, a limited liability company	Investment holding	100%

Chongqing Guoyitang Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100%

Chongqing Huzhongtang Healthy Technology Co., Ltd.	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100%

Chaohu Zhongshan Minimally Invasive Hospital Co.,Ltd.	The PRC, a limited liability company	Hospital in the PRC	100%

Yunnan Yuxi Minkang Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100%

Wuzhou Qiangsheng Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100%

Suzhou Eurasia Hospital Co., Ltd.	The PRC, a limited liability company	Hospital in the PRC	100%

Bimai Hospital Management (Chongqing) Co. Ltd	The PRC, a limited liability company	Hospital management in the PRC	100%

Pusheng Pharmaceutical Co., Ltd	The PRC, a limited liability company	Wholesale distribution of generic drugs in the PRC	100%

2. GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred significant net losses of $1,844,389 and $9,286,796 during the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, the Company had an accumulated deficit of $68.3 million. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

We are in the process of restating our financial statements for year ended December 31, 2022 and the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022 and March 31, 2023, to correct errors identified in our prior financial statements. We have concluded that the restatements do not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(1)     We are in the process of restating the Consolidated Statements of Equity for the quarterly periods ended June 30, 2022 and September 30, 2022. The restatement relates to the stockholders’ equity and noncontrolling interests presented in the consolidated balance sheets, as of June 30, 2022 and September 30, 2022, which had been presented in the form of a reconciliation of the beginning balance to the ending balance for each period for which a consolidated statement of comprehensive income was required to be filed.  We will provide reconciliations for the interim periods covered by the Consolidated Statement of Equity for the periods ended June 30, 2022 and September 30, 2022.  This restatement should not have any effect on net income, per-share amount, or retained earnings and other components of equity or net assets for prior filing and current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(2)     On June 9, 2022, the Company issued a $5 million subordinated promissory note, which was converted into 1,250,000 shares of the Company’s Common Stock (post the December 2022 1 to 10 reverse split) on July 18, 2022, upon obtaining shareholder approval for the transaction. We erroneously reflected the proceeds of the promissory note in the Consolidated Statements of Cash Flows as “Issuance of Common Stock” for the six month period ended June 30, 2022.   We failed to reflect this promissory note as a note payable as of June 30, 2022. As a result, we are in the process of restating our financial statements for the quarterly period ended June 30, 2022. This restatement did not effect our net income, per-share amounts, retained earnings or other components of equity or net assets for prior filings and the current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(3)     We restated our financial statements for the year ended December 31, 2021 and are in the process of restating the our financial statements for the quarterly period ended June 30, 2022 to correct errors identified in our prior financial statements. In the year ended December 31, 2021 and the quarterly periods ended March 31, 2022 and June 30, 2022, we recorded amortization of convertible notes as a general and administrative expense in error. We have revised the financial statements for the year ended December 31, 2021 and the six months ended June 30, 2022 and are in the process of revising our financial statements for the quarterly period ended March 31, 2022 to record the amortization of convertible notes as an “other expense”. The impact of the restatement on our financial statements is the reclassification of such expense as an “other expense”. The reclassification also affected the classification of such expense in the Consolidated Statements of Cash Flows. We have also amended various footnotes to the financial statements. We restated our financial statements for the year ended December 31, 2021 and are in the process of restating the financial statements for the year ended December 31, 2022 and the quarterly periods ended March 31, 2022, June, 30, 2022 and September 30, 2022 to correct this issue. This restatement did not affect our net income (loss) , net income (loss) per-share, retained earnings or other components of equity or net assets for our prior filings and the current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(4)     We are in the process of restating our financial statements for the year ended December 31, 2022, where we incorrectly accounted for the acquisition of Phenix. On July 5, 2022, we entered into a stock purchase agreement, which was subsequently amended, pursuant to which we agreed to acquire Phenix and paid a deposit of $180,000 on July 7, 2022. The closing did not occur until March 15, 2023.  As of December 31, 2022, the accounting for the Phenix acquisition was incorrectly recorded as follows: (1) a long-term equity investment as a debit entry, (2) cash as a credit, and (3) other payables as a credit entry. Since the Phenix acquisition had not taken place as of December 31, 2022, it should not have been recorded as a long-term equity investment. As such, we reversed the long-term equity investment account and other payables account and recorded the deposit as a prepayment. This restatement did not affect our net income, per-share amounts, or retained earnings, but affected the net assets in the quarterly period ended March 31, 2023. We have concluded that the restatement does not materially affect our liquidity or other financial obligations.

(5)       We are in the process of restating the Consolidated Statements of Cash Flows for the quarterly periods ended June 30, 2022, September 30, 2022, March 31, 2023 and for the year ended December 31, 2022. The restatement relates to the discontinued entities' cashflow presented in the Consolidated Statements of Cash Flows, for the quarterly periods ended June 30, 2022, September 30, 2022, March 31, 2023, and for the year ended December 31, 2022, which have not presented in the prior period filling. In the restated Consolidated Statements of Cash Flows, we will present the discontinued entities’ cash flows in the Consolidated Statements of Cash Flows instead of zero. This restatement does not affect net income (loss), net income (loss) per-share, or retained earnings and other components of equity or net assets in our prior filings or in our current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

We are taking steps to address the causes of the restatements and to improve our internal controls over financial reporting. We are in the process of hiring a new third-party consulting firm to assist us in strengthening our daily internal controls and financial reporting process review. We also aim to improve our internal accounting department management as well. We are committed to maintaining the integrity of our financial statements and to provide accurate and transparent financial information to our investors.

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

The unaudited condensed consolidated financial information as of June 30, 2023, and for the three and six months ended June 30, 2023, and 2022 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on May 4, 2023.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2023 and its unaudited condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022, and its unaudited condensed consolidated cash flows for the three and six months ended June 30, 2023 and 2022, as applicable, have been made. The results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to its customers.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company will cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts was Nil.

●	Businesses held for sale

In late 2022, we committed to a plan to dispose of the Zhongshan, Minkang, Qiangsheng and Eurasia hospitals and ceased the operation of the Guoyitang hospital. A An impairment is recorded, if necessary, on an annual basis or at the point of sale, based on an impairment assessment report by a third party.

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

On December 28, 2022, the Company entered into an agreement to transfer 87% of the equity interests in Zhongshan to the prior owner and retain 13% of the equity interests in Zhongshan. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original seller agreed to return the 40,037 shares of Common Stock previously issued (reflecting the Reverse Splits) and RMB 40,000,000 in cash (approximately ($6,116,207) previously paid upon the acquisition of Zhongshan. The former owner also agreed to release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company received a put option to sell part or all of its 13% interest in Zhongshan before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the two parties. On September 1, 2023, 39,037 shares of Common Stock were returned to the Company. The remaining 1,000 shares were returned in the form of $3,055 in cash because the shares were sold by the original seller. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the transaction will also be returned.

On December 28, 2022, the Company entered into an agreement to transfer 90% of the equity interests in the Qiangsheng, Eurasia and Minkang hospitals to their former owners. Pursuant to the agreement, the Company will transfer 90% of the equity interests in each of the three hospitals and continue to own 10% of the equity interests in each hospital. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original sellers agreed to return the 80,000 shares of Common Stock previously issued (reflecting the Reverse Splits) and RMB 20,000,000 (approximately $2,767,860) in cash previously paid upon the acquisition of the three hospitals. The former owner also agreed to release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company received a put option to sell part or all of its 10% interest in each of the three hospitals to the former owner before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the parties. On December 9, 2022, 43,600 shares of Common Stock were returned to the Company and on September 1, 2023, 36,400 shares of Common Stock were returned to the Company. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the transaction will also be returned.

The Company determined that the plan and the subsequent actions taken to dispose of the four hospitals qualified as held for sale operations under the criteria set forth in the ASC 205-20 Presentation of Financial Statements – Discontinued Operation.

The carrying amount of the major classes of assets and liabilities of the businesses held for sale as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30,	December 31,
	2023	2022
Assets from held for sale
Current assets
Cash and cash equivalents	$154,503	$53,928
Accounts receivable, net	516,287	501,054
Advances to suppliers	197,737	211,335
Amount due from related parties	337,904	350,577
Inventories, net	153,977	155,736
Prepayments and other receivables	772,974	827,043
Total current assets	2,133,382	2,099,673

Non-current assets
Deferred tax assets	(128)	(133)
Property, plant and equipment, net	1,191,554	1,254,328
Operating lease-right of use assets	2,247,673	2,506,954
Goodwill	-	-
Total non-current assets	3,439,099	3,761,149

Total assets held for sale	$5,572,481	$5,860,822

Liabilities of held for sale businesses
Current liabilities
Short-term loans	$207,589	$215,375
Long-term loans due within one year	-	-
Accounts payable, trade	1,375,938	1,480,098
Advances from customers	2,668	1,537
Taxes payable	324,582	336,755
Other payables and accrued liabilities	766,601	739,873
Lease liability-current	456,369	466,312
Total current liabilities	3,133,747	3,239,950

Non-current liabilities
Lease liability-non current	2,214,033	2,245,373
Total non-current liabilities	2,214,033	2,245,373

Total liabilities	5,347,780	5,485,323

The summarized operating results of the businesses held for sale included in the Company’s consolidated statements of operations consist of the following:

	For the six months ended June 30,
	2023	2022
Revenues	$330,281	2,850,027
Cost of revenues	149,253	1,233,688
Gross profit	181,028	1,616,339

Operating expense	253,107	1,598,666
Other expense	(70,288)	(194,199)
Loss before income taxes	(142,367)	(176,526)

Income tax expense	735	22,212
Loss from businesses held for sale	$(143,102)	$(198,738)

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow-moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of June 30, 2023 and December 31, 2022, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $26,604 and $59,567, respectively.

●	Property, plant and equipment

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

Management evaluates the recoverability of goodwill, with the assistance of a third party evaluation firm, by performing a qualitative assessment before using a two-step impairment test approach at the reporting unit level. If the Company reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill will be reassigned based on the relative fair value of each of the affected reporting units. An impairment is recorded, if necessary, at the end of each year, based on an annual impairment assessment report by a third party.

As of June 30, 2023 and December 31, 2022, the Company recorded impairments for goodwill of Nil and $5,385,811, respectively.

As a result of the impairments recognized on December 31, 2022, the remaining goodwill of the Company was related to the acquisitions of Guanzan and Zhongshan. The remaining goodwill of Guanzan was $1,392,449, and the remaining goodwill of Zhongshan was $673, 217 as of December 31, 2022 and June 30, 2023. As of June 30, 2023, the fair value of these businesses was at risk for future goodwill impairments, based on the continuation of negative macroeconomic conditions, which could represent potential indicators of impairment requiring further impairment analysis in 2023. The Company continues to monitor for potential impairment should impairment indicators arise.

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

Intangible assets that are considered to have a definite useful life are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up in accordance with ASC No. 350, “Intangibles - Goodwill and other” (“ASC 350”). The Company’s identifiable intangibles are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill and other certain purchased intangible assets have been recorded in the Company’s financial statements as a result of acquisitions. Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Under ASC 350 goodwill is not amortized, but rather is subject to an annual impairment test.

ASC 350 requires goodwill to be tested for impairment at the reporting unit level at least annually or between annual tests in certain circumstances and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the reporting unit with its carrying value.

ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If it does result in a more likely than not indication of impairment, the two-step impairment test is performed. Alternatively, ASC 350 permits an entity to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test.

●	Revenue recognition

We adopted Accounting Standard Codification (“ASC”) Topic 606, Revenues from Contract with Customers (“ASC 606”) for all periods presented with respect to each of our segments. Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods and services, net of value-added tax. The Company determines revenue recognition through the following steps:

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

For the six months ended June 30, 2023 and 2022, the Company did not incur any interest or penalties associated with the tax positions it has taken. As of June 30, 2023, the Company did not have any significant unrecognized uncertain tax positions.

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

●	Discontinued operations

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

On October 19, 2022, the Company’s wholly owned Guanzan subsidiary agreed to sell its 100% equity interest in Zhuoda and Zhuoda’s wholly owned subsidiary, Qianmei, to the former owner. Guanzan had previously purchased Zhuoda for 44,000 of shares of Common Stock (post the Reverse Splits). As consideration for the sale, the buyer agreed to return the 44,000 shares of Common Stock to the Company. The transaction closed effective November 23, 2022, when 100% of the equity interests in Zhuoda were transferred to the former owners and the 44,000 shares of Common Stock were returned to the Company.

On December 28, 2022, the Company entered into an agreement to transfer 87% of the equity interests in Zhongshan to the prior owner. Pursuant to the agreement, the Company agreed to transfer 87% of the equity interests in Zhongshan to the former owner and will retain 13% of the equity interests in Zhongshan. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original seller agreed to return the 40,037 shares of Common Stock previously issued (reflecting Two Reverse Splits) and RMB 40,000,000 in cash (approximately ($6,116,207) previously paid upon the acquisition of Zhongshan. The former owner also agreed to release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company received a put option to sell part or all of its 13% interest in Zhongshan before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the two parties. On September 1, 2023, 39,037 shares of Common Stock were returned to the Company. The remaining 1,000 shares were returned in the form of a cash payment of $3,055 because the shares were sold by the original seller. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the transaction will also be returned.

On December 28, 2022, the Company entered into an agreement to transfer 90% of the equity interests in the Qiangsheng, Eurasia and Minkang hospitals to their former owners. Pursuant to the agreement, the Company will transfer 90% of the equity interests in each of the three hospitals and continue to own 10% of the equity interests in each hospital. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original sellers agreed to return the 80,000 shares of Common Stock previously issued (reflecting the Reverse Splits) and RMB 20,000,000 (approximately $2,767,860 in cash previously paid upon the acquisition of the three hospitals. The former owner also agreed to release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company received a put option to sell part or all of its 10% interest in each of the three hospitals to the former owner before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the parties. On December 9, 2022, 43,600 shares of Common Stock were returned to the Company and on September 1, 2023, 36,400 shares of Common Stock were returned to the Company. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the transaction will also be returned.

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

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of shares of Common Stock outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares of Common Stock that would have been outstanding if the potential Common Stock equivalents had been issued and if the additional shares of Common Stock were dilutive.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	June 30, 2023	June 30, 2022
Period-end RMB:US$1 exchange rate	7.2258	6.7114
Six months end average RMB:US$1 exchange rate	6.9291	6.4835

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the six months ended June 30, 2023, and 2022, the Company operated in four reportable segments in the PRC.

As of June 30, 2023, the Company had four reportable segments, which consisted of retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and healthcare products.

As of June 30, 2022, the Company had four reportable segments, which consisted of wholesale medical devices, wholesale pharmaceuticals, medical services and retail pharmacies.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and convertible promissory notes): cash and cash equivalents, accounts and retention receivable and other receivables, accounts payable, amounts due to related parties, other payables and accrued liabilities approximate their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligations under its finance lease and short-term bank borrowing approximates the carrying amount.

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

The Company measures the fair value of the following assets and liabilities:

Financial assets and liabilities for which carrying value approximates fair value - Cash and cash equivalents, deposits, receivables, repurchase agreements, payables, and other assets and liabilities are reflected in the consolidated balance sheets at their cost, which, due to the short-term nature of these instruments and their limited inherent credit risk, approximates fair value.

Convertible promissory note - As of June 30, 2023, and 2022, the carrying value of the Company’s convertible promissory notes was $0 and $6,320,075, respectively. The Company’s estimate of the fair value of convertible promissory note is $0 and $6,320,075 as of June 30, 2023, and 2022, respectively. The Company’s convertible promissory note, which are publicly traded on the Nasdaq Stock Exchange, are classified within Level 1 of the fair value hierarchy.

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

4. THE ACQUISITION OF THE GUANZAN GROUP

On February 1, 2020, the Company entered into a stock purchase agreement to purchase Guanzan, (the “Guanzan SPA”). Guanzan is a distributor of medical devices whose customers are primarily drug stores, private clinics, pharmaceutical dealers and hospitals in the Southwest of China. Guanzan holds business licenses in the PRC such as a Business Permit for Medical Devices and a Recordation Certificate for Business Activities Involving Class II Medical Devices, etc., which qualify Guanzan to engage in the distribution of medical devices in the PRC. Pursuant to the Guanzan SPA, we agreed to purchase all the issued and outstanding shares of Guanzan for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 19,000 shares of Common Stock (post the Reverse Splits) and the payment of RMB 80,000,000 (approximately $11,428,571) in cash. The stock consideration was payable at closing and the cash consideration, which was subject to post-closing adjustments based on the performance of Guanzan in the years ending December 31, 2020, and 2021, respectively, was to be paid pursuant to a post-closing payment schedule. The transaction closed on March 18, 2020. Upon the closing, 100% of the shares of Guanzan were transferred to the Company and the stock consideration was issued to the seller.

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

On November 20, 2020, the parties to the Guanzan SPA entered into a prepayment and amendment agreement (the “Prepayment Agreement”) for the prepayment of a portion of the cash consideration in the amount of RMB 20,000,000, in the form of shares of Common Stock valued at $3.00 per share, in light of Guanzan’s performance during the period from March 18, 2020, to September 30, 2020. On November 30, 2020, 20,000 shares (after the Reverse Splits) of our Common Stock were issued to the designated assignees of the seller as the prepayment. Upon the approval of the Company’s shareholders, on August 27, 2021, the Company issued 92,000 shares (after the Reverse Splits) of Common Stock as payment in full for the balance of the post-closing consideration for the acquisition of Guanzan.

The following reconciles the identified assets acquired and liabilities assumed pursuant to the Guanzan SPA, and the Prepayment and Amendment Agreement made on November 20, 2020:

The determination of the value of the shares issued was determined according to the closing price on the day the shares issued. On March 12, 2020, the price was $2.86 per share.

The fair value of the shares issued on March 12, 2020	$2,717,000
The fair value of the shares issued on November 19, 2020	1,820,000
Cash	3,065,181
Total consideration	$7,602,181
Net assets	(687,949)
Goodwill	$6,914,232

The fair value of all assets acquired, and liabilities assumed is the estimated book value of Guanzan. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Guanzan at the acquisition date. Upon the acquisition of Guanzan, the Company recognized its non-controlling interest in Shude in the amount of $46,295, representing the 20% non-controlling equity interest in Shude. Shude is a pharmaceuticals distributor. Shude’s customers include a wide range of clinics, private and public hospitals, and pharmacies in the PRC.  On April 9, 2021, the Company increased its equity interest in Shude from 80% to 95.2% by making a direct capital investment of $4,892,293 in Shude.

5. THE ACQUISITION OF THE GUOYITANG HOSPITAL

On December 9, 2020, the Company entered into an agreement to acquire all of the outstanding equity of Guoyitang, the owner and operator of a private general hospital in Chongqing City, a southwest city of China, with 100 hospital beds. The aggregate purchase price for Guoyitang was RMB 100,000,000 (approximately $15,251,807). Upon signing the agreement, 40,000 shares of Common Stock (post the Reverse Splits) and RMB 20,000,000 (approximately $3,096,119) were paid as partial consideration for the purchase of Guoyitang. The transaction closed on February 2, 2021. The balance of the purchase price of RMB 40,000,000 (approximately $6,100,723) was subject to post-closing adjustments based on the performance of Guoyitang in 2021 and 2022. As the future performance of Guoyitang in 2021 and 2022 was uncertain, the total acquired consideration at the acquisition date was calculated based on the value of the closing payment without taking into consideration of potential payments based on future performance. As a result of the performance failure of Guoyitang in 2021, the sellers were not eligible to receive any contingent payments.

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

The fair value of all assets acquired and liabilities assumed was the estimated book value of Guoyitang. Goodwill represents the excess of the fair value of purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of Guoyitang at the acquisition date.

The determination of the share value was determined according to the closing price of the Company’s Common Stock on the day the shares were issued.

The value of the shares issued on February 2, 2021	3,820,000
Cash	3,096,119
Total consideration	$6,916,119
Net assets	(238,274)
Goodwill	7,154,393

6. THE ACQUISITION OF THE ZHONGSHAN HOSPITAL

On December 15, 2020, the Company entered into an agreement to acquire Zhongshan, a private hospital in the east region of China with 65 hospital beds. Zhongshan is a general hospital known for its complex minimally invasive surgeries. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Zhongshan in consideration of RMB 120,000,000. The cash consideration of RMB 40,000,000 (approximately $6,116,207) was paid to the seller in December 2020. On February 12, 2021, we issued 40,037 shares of Common Stock (post the Reverse Splits) then valued at RMB 40,000,000 (approximately $6,116,207) to the seller as part of the consideration. The balance of the purchase price in the amount of RMB 40,000,000 (approximately $6,116,207) was subject to post-closing adjustments based on the performance of Zhongshan in 2021 and 2022. The transaction closed on February 5, 2021. As the future performance of Zhongshan in 2021 and 2022 was uncertain, the total acquired consideration at the acquisition date was calculated based on the value of the closing payment without taking into consideration of potential payments based on future performance.

As a result of the performance failure of Zhongshan in the year ended December 31, 2021, the seller was not eligible to receive any contingent payments.

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

The determination of the share value was determined according to the closing price of the Company’s Common Stock on the day the shares were issued,

The value of the shares issued on February 12, 2021	3,480,000
Cash payment in December 2020	6,171,887
Total consideration	$9,651,887
Net assets	(791,607)
Goodwill	10,443,494

On December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to the prior owner. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original seller agreed to return the 40,037 shares of Common Stock previously issued and RMB 40,000,000 in cash (approximately $6,116,207) previously paid upon the acquisition of Zhongshan. On September 1, 2023, 39,037 shares of Common Stock were returned to the Company. The remaining 1,000 shares were returned in the form of cash because the shares were sold by the original seller. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the transaction will also be returned.

7. THE ACQUISITION OF THE QIANGSHENG, EURASIA AND MINKANG HOSPITALS

On April 9, 2021, the Company and Chongqing Bimai entered into a stock purchase agreement to acquire three private hospitals in the PRC, Qiangsheng, Eurasia and Minkang. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Qiangsheng, Eurasia and Minkang in consideration of approximately RMB162,000,000 (approximately $25,023,555) to paid by the issuance of 80,000 shares of Common Stock (post the Reverse Splits), the value of which was agreed to be RMB 78 million (approximately $12 million) and the payment of RMB 84,000,000 (approximately $13,008,734) in cash (the “Cash Consideration”). The first payment of the Cash Consideration was RMB 20,000,000 (approximately $3,097,317). The second and third payments of the Cash Consideration of RMB 64,000,000 (approximately $9,911,416) were subject to post-closing adjustments based on the performance of Qiangsheng, Eurasia and Minkang in 2021 and 2022. The sellers had the choice to receive the second and third payments in the form of the shares of Common Stock valued at $15 per share (post the Reverse Splits) or in cash. The transaction closed on May 6, 2021; at which time the 16,000 shares of Common Stock were issued. As the future performance of the three hospitals was uncertain, the total acquired consideration at the acquisition date was calculated based on the value of the closing payment without taking into consideration of potential payments based on future performance. As a result of the performance failure by the three hospitals for the year ended December 31, 2021, the sellers were not eligible to receive any contingent payments.

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

The determination of the share value was determined according to the closing price of the Company’s Common Stock on the day the shares were issued.

The value of the shares issued on April 20, 2021	5,600,000
Cash payment on December 2021	3,136,910
Total consideration	$8,736,910
Net assets	(330,619)
Goodwill	9,067,529

On December 28, 2022, we entered into an agreement to transfer 90% of the equity interests in Qiangsheng, Minkang and Eurasia to the previous owners. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original sellers agreed to return the 80,000 shares of Common Stock previously issued and RMB 20,000,000 (approximately $2,767,860) in cash previously paid upon the acquisition of the three hospitals. On December 9, 2022, 43,600 shares of Common Stock were returned to the Company and on September 1, 2023, 36,400 shares of Common Stock were returned to the Company. The sales of Qiangsheng, Minkang and Eurasia are expected to close by December 31, 2023 at which time the RMB 20,000,000 will also be returned.

8. THE ACQUISITION OF ZHUODA

On September 10, 2021, Guanzan entered into an agreement to acquire Zhuoda. Pursuant to the agreement, Guanzan agreed to purchase all the issued and outstanding equity interests in Zhuoda in consideration of RMB 75,240,000 (approximately $11,400,000). The entire purchase consideration was payable in shares of Common Stock. At the closing on September 22, 2021, 44,000 shares of Common Stock (post the Reverse Splits) valued at RMB 43,560,000 (approximately $6,600,000) were issued as partial consideration for the purchase. The remainder of the purchase price of RMB 31,680,000 (approximately $4,800,000), was subject to post-closing adjustments based on the performance of Zhuoda in 2022 and 2023. The transaction closed on October 8, 2021. As the future performance of Zhuoda in 2022 and 2023 was uncertain, the total acquired consideration at the acquisition date and at December 31, 2021 was calculated based on the value of the closing payment without taking into consideration of potential payments based on future performance.

The following summarizes the identified assets acquired and liabilities assumed pursuant to the Zhuoda acquisition as of October 8, 2021:

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

The determination of the share value was determined according to the closing price of the Company’s Common Stock on the day the shares were issued.

The value of the shares issued on September 6, 2021	$1,498,200
Total consideration	$1,498,200
Net assets	573,458
Goodwill	$924,742

9. THE SALE OF ZHUODA

On October 19, 2022, the Company’s wholly owned Guanzan subsidiary agreed to sell its 100% equity interest in Zhuoda and Zhuoda’s wholly owned subsidiary, Qianmei, to the former owner. Guanzan had previously purchased Zhuoda for 44,000 shares of Common Stock (reflecting the December 1 to 10 reverse split). As consideration for the sale, the buyer agreed to return the 44,000 shares of Common Stock to the Company. The transaction closed effective November 23, 2022, when 100% of the equity interests in Zhuoda were transferred to the former owners and the 44,000 shares of Common Stock were returned to us.

The summarized operating results of the Zhuoda and its subsidiary in the Company’s condensed consolidated statements of operations for the period of January 1 to November 23, 2022, consisted of the following:

For the period ended November 23, 2022
Revenues	$2,713,818
Cost of revenues	2,314,877
Gross profit	398,941

Operating expense	392,875
Other income (expense)	(45,146)
Loss before income taxes	(39,080)

Income tax expense	1,425
Net income/(loss) from discontinued operations	$(40,505)

The assets and liabilities of the discontinued operations of Zhuoda consisted of the following items as of November 23, 2022, and December 31, 2021:

	November 23,	December 31,
	2022	2021
Assets from discontinued operations
Current assets
Cash and cash equivalents	$13,922	$100,678
Accounts receivable, net	1,951,997	984,030
Advances to suppliers	67,561	118,365
Amount due from related parties	-	-
Inventories, net	101,059	162,882
Prepayments and other receivables	720,365	725,881
Operating lease-right of use assets	-	-
Total current assets	2,854,904	2,091,836

Non-current assets
Deferred tax assets	-	-
Property, plant and equipment, net	1,442	2,507
Intangible assets, net	-	-
Operating lease-right of use assets	10,044	15,959
Goodwill	-	-
Long-term investment	-	-
Total non-current assets	11,486	18,466

Total assets from discontinued operations	$2,866,390	$2,110,302

Liabilities from discontinued operations
Current liabilities
Short-term loans	$154,288	$795,583
Long-term loans due within one year	-	-
Convertible promissory notes, net	-	-
Accounts payable, trade	1,301,712	265,731
Advances from customers	-	723
Amount due to related parties	-	-
Taxes payable	441	218
Other payables and accrued liabilities	162,362	468,970
Lease liability-current	7,693	8,102
Total current liabilities	1,626,496	1,539,327

Non-current liabilities
Lease liability-non current	6,976	12,727
Long-term loans – non-current	330,242	-
Total non-current liabilities	337,218	12,727

Total liabilities	1,963,714	1,552,054

10. THE ACQUISITION OF PHENIX

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (Phenix”), a developer and distributor of dietary supplements, in consideration of $1,800,000, consisting of $180,000 in cash (paid on July 7, 2022) and the issuance of 270,000 shares of Common Stock (reflecting the December 2022 reverse split). In a further amendment to the agreement dated February 27, 2023, we agreed to issue an additional 5,000,000 shares of Common Stock to Mr. Oudom if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023. Upon obtaining shareholder approval for the transaction, we issued 270,000 shares of Common Stock to Mr. Oudom on June 19, 2023 .

The Company’s healthcare products are developed and distributed by Phenix. Phenix owns its formulas and uses out-sourced facilities in the U.S. and Australia to manufacture its products. In the first six months of 2023, Phenix sold all its products through one online sales platform. Most of the customers were from Asian countries. Phenix currently offers six categories of dietary supplements, a cardiovascular product, an anti-insomnia and depression product, a male aphrodisiac product, a woman’s menopausal syndrome product, a gout product, and an immunity enhancer.

The following summarizes the identified assets acquired and liabilities assumed pursuant to Phenix acquisition as of March 15, 2023:

Items	Amount
Assets
Cash and cash equivalents	$1,511,220
Accounts receivable	346
Inventories	892,214
Advances and other receivables	386,965
Fixed assets	99,599
Intangible assets	500,000
Liabilities
Accounts payable	(6,650)
Other payables and accrued liabilities	(13,883)
Advance from customer	(1,028,004)
Total net assets	$2,341,807

The fair value of all assets acquired, and liabilities assumed is the estimated book value of the Phenix.

The determination of the share value was determined according to the closing price of the Company’s Common Stock on the day the shares were issued.

Cash payment on July 7,2022	$180,000
The value of the 270,000 shares issued on June 19, 2023	$291,600
Total consideration	$471,600
Net assets	$2,341,807
Additional paid in capital	$1,870,207

11. ACCOUNTS RECEIVABLE

The revenues of the Company’s pharmacy segment are derived from cash sales, except for sales to the government social security bureaus or commercial health insurance programs, which typically settle once a month.

The revenues of the Company’s wholesale pharmaceuticals segment are recognized when the goods are transferred to the customer, Generally, the receivables are collected within 30 to 60 days.

The revenues of the Company’s wholesale medical devices segment are recognized when the goods are transferred to the customers, Generally, the receivables are collected within 30 to 60 days.

The revenues of the Company’s healthcare products segment are recognized when the goods are transferred to the customers. Payment terms generally provide for payment within 30 to 60 days.

The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. As of June 30, 2023, and December 31, 2022, accounts receivable consisted of the following:

	June 30, 2023	December 31, 2022
Accounts receivable, cost	$7,927,248	$4,813,160
Less: allowance for doubtful accounts	(1,546,861)	(1,604,874)
Accounts receivable, net	$6,380,387	$3,208,286

Movements of allowance for accounts receivable are as follows:

	June 30, 2023	December 31, 2022
Beginning balance	$1,604,874	$322,145
Addition	-	1,282,729
Reversal	(58,013)	-
Ending Balance	$1,546,861	$1,604,874

12. ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandises for sale in the ordinary course of business. As of June 30, 2023, and December 31, 2022, the Company reported advances to suppliers as follow:

	June 30, 2023	December 31, 2022
Advances to suppliers	$7,017,279	$6,589,759

No bad debt expenses were accrued for doubtful accounts relating to advances to suppliers for the six months ended June 30, 2023, and 2022, respectively.

13. INVENTORIES

The Company’s inventories consist of medicine, medical devices and healthcare products that are sold either on a retail or wholesale basis. Inventories consisted of the following:

	June 30, 2023	December 31, 2022
Pharmaceuticals	$6,672,082	$7,067,613
Healthcare products	323,095	-
Medical devices	213,952	614,231
Less: allowance for obsolete and expired inventory	(26,605)	(27,602)
	$7,182,524	$7,654,242

Movements of inventory reserves are as follows:

	June 30, 2023	December 31, 2022
Beginning balance	$27,602	$103,178
Reversal	(997)	(75,576)
Ending Balance	$26,605	$27,602

For the six months ended June 30, 2023, and 2022, the Company had accrued allowances of $26,604 and $28,644, respectively, for obsolete and expired items.

14. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for its retail stores, hospitals and office space, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of June 30, 2023, and December 31, 2022.

	June 30, 2023	December 31, 2022
Deposit for rentals	$142,088	$132,960
Prepaid expenses and improvements of offices	54,092	56,121
Prepaid for acquisition of phenix	-	180,000
Deposit for purchase of medical devices	160,737	166,765
Deposit for sales platform	20,399	24,337
Receivables form third party	118,625	66,986
VAT deductibles	825,095	881,014
Others	52,100	42,771
Less: allowance for doubtful accounts	(23,012)	(23,875)
Prepayments and other receivables, net	$1,350,124	1,527,079

Movements of allowance for doubtful accounts are as follows:

	June 30, 2023	December 31, 2022
Beginning balance	$23,875	$26,080
Reversal	(863)	(2,205)
Ending Balance	$23,012	$23,875

Management evaluates the recoverable value of these balances periodically according to the Company’s policy of credit and allowance for doubtful accounts. For the six months ended June 30, 2023, and 2022, the Company recorded bad debt allowances of $23,012 and $24,776, respectively.

15. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Buildings	$722,432	$749,526
Office equipment	227,867	132,329
Electronic equipment	35,910	37,257
Furniture	29,651	30,764
Vehicles	145,747	168,512
Medical equipment	891,834	925,281
Leasehold improvements	596,048	598,677
	2,649,489	2,642,346
Less: accumulated depreciation	(959,382)	(938,926)
Property, plant and equipment, net	$1,690,107	$1,703,420

Depreciation expense for the six months ended June 30, 2023, and 2022 were $58,107 and $89,159, respectively.

16. INTANGIBLE ASSETS

	June 30, 2023	December 31, 2022
Software	$18,967	$19,679
Trademark use rights	500,000	-
Less: accumulated amortization	(70,036)	(3,496)
Intangible assets, net	$448,931	$16,183

The trademark use rights acquired in the six months ended June 30, 2023, relate to the trademarks for products being sold by Phenix. The trademarks relate to nine healthcare products, such as general recovery, cardiovascular and cerebrovascular disease prevention, male health care, female health care, and memory enhancement for the elderly. Amortization expense for the six months ended June 30, 2023, and 2022 were $70,036 and $3,627, respectively.

17. LEASES

Balance sheet information related to the Company’s operating leases was as follows*:

	June 30, 2023	December 31, 2022
Operating Lease Assets
Operating lease	$2,835,992	$2,942,265
Total operating lease assets	$2,835,992	$2,942,265
Operating Lease Obligations

Current operating lease liabilities	$650,661	532,630
Non-current operating lease liabilities	$2,414,883	2,574,751
Total Lease Liabilities	$3,065,544	3,107,381

*	The Company’s operating leases include the leases of operating companies only and do not include discontinued operations-held for sale.

Lease liability maturities as of June 30, 2023, are as follows:

June 30, 2023
2023	805,746
2024	816,021
2025	797,854
2026	776,996
2027 and thereafter	438,800
Total minimum lease payments	3,635,417
Less: Amount representing interest	(569,873)
Total	3,065,544

18. GOODWILL

Changes in the carrying amount of goodwill consisted of the following:

	June 30, 2023	December 31, 2022
Beginning balance	$2,065,666	$8,376,217
Disposal of Zhuoda	-	(924,740)
Impairment during the year	-	(5,385,811)
Goodwill	$2,065,666	$2,065,666

As a result of the impairments recognized on December 31, 2022, the remaining goodwill of the Company was related to the acquisitions of Guanzan and Zhongshan. The remaining goodwill of Guanzan was $1,392,449, and the remaining goodwill of Zhongshan was $673,217 as of December 31, 2022 and June 30, 2023, respectively. As of June 30, 2023, the fair value of these businesses was at risk for future goodwill impairments. The Company continues to monitor for potential impairment should impairment indicators arise.

19. LOANS

Short-term loans

	June 30, 2023	December 31, 2022
China Minsheng Bank	$110,714	$114,867
Postal Savings Bank of China	678,126	703,558
Pingan Bank of China	345,982	-
Total	$1,134,822	$818,425

For the six months ended June 30, 2023 and 2022, interest expense on short-term loans amounted to $14,408 and $63,847, respectively.

Pusheng borrowed $345,982 from Pingan Bank of China on May 29, 2023. The loan is due on May 20, 2024, with an interest rate of 8.91%. Pusheng borrowed $110,714 from China Minsheng Banking Corp. Ltd. on March 24, 2023, which is due on March 21, 2024, with an interest rate of 5.50%. Guanzan borrowed $678,126 from Postal Savings Bank of China on December 22, 2022, which is due on December 20, 2023, with an interest rate of 4.50% and the real estate right of Guanzan as the right holder provided a mortgage loan.

Guanzan borrowed $678,126 from Postal Savings Bank of China on December 22, 2022, which is due on December 20, 2023, with an interest rate of 4.50%.

Long-term loans

	June 30, 2023	December 31, 2022
China Construction Bank Chongqing Zhongxian, Sub-branch	-	59,926
We Bank	227.528	360,825
Subtotal of long-term loans	227,528	420,751
Less: current portion	(101,244)	(105,965)
Total Long-term loans – noncurrent portion	$126,284	$314,786

For the six months ended June 30, 2023 and 2022, interest expense on long-term loans amounted to $23,141 and $41,387, respectively.

Guanzan borrowed $912,500 from We Bank on September 6, 2022, for a term of two years, with an interest rate of 14.40%. Guanzan borrowed $148,571 from Huaneng Guicheng Trust Co., LTD on October 7, 2021, which is due on September 26, 2023, with an interest rate of 12.96% and the general manager of Guanzan provided a personal guarantee for the loan. Guanzan borrowed $300,000 from We Bank on April 26, 2022, which is due on March 26, 2024, with an interest rate of 9.45%. Guanzan borrowed $39,839 from We Bank on July 24, 2021, for a term of two years, with an interest rate of 13.68%. Guanzan borrowed $243,154 from Fudan Bank on February 25, 2021, for a term of three years, with an interest rate of 8.00%.

The combined aggregate amount of interest expenses for all long-term borrowings for each of the five years as of June 30, 2023, are as follows:

June 30, 2023
July 1, 2023 to June 30, 2024	18,963
July 1, 2024 to June 30, 2025	3,616
Total	22,579

20. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

On May 18, 2020, we entered into a securities purchase agreement (the “May SPA”) with two institutional investors (the “Institutional Investors”) to sell convertible notes having a face amount of up to $6,550,000 at an aggregate original issue discount of 19.85% (the “2020 Notes”) and ranking senior to all outstanding and future indebtedness of the Company. The 2020 Notes did not bear interest except upon the occurrence of an event of default. Each Institutional Investor also received a warrant (the “Institutional Investor 2020 Warrant”) to purchase 13,000 shares of Common Stock (post the Reverse Splits) at an initial exercise price of $142.25 per share (post the Reverse Splits price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant (the “Placement Agent 2020 Warrant”, together with the Institutional Investor 2020 Warrant, the “2020 Warrants”) to purchase up to 10% of the aggregate number of shares of Common Stock at an initial exercise price of $142.25 per share (post the Reverse Splits price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares Common Stock issued pursuant to the 2020 Notes.

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

On February 24, 2021, we entered into an amendment to the May SPA with the Institutional Investors to increase the amount of the Additional Notes by $3,300,000 to $5,400,000. On February 26, 2021, Additional Notes in an aggregate original principal amount of $5,400,000 were issued to the Institutional Investors, together with the issuance of warrants to acquire an aggregate of 14,400 shares of Common Stock (post the Reverse Splits) at an initial exercise price of $129.50 per share (post the Reverse Splits price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 3,475 shares of our Common Stock (post the Reverse Splits) at an initial exercise price of $142.25 per share ((post the Reverse Splits Price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the Additional Notes.

On November 18, 2021, we entered into a securities purchase agreement (the “November SPA”) with the same two Institutional Investors to sell them in a private placement a series of senior convertible notes (the “2021 Notes”) with an original issue discount of 20% and ranking senior to all outstanding and future indebtedness of the Company. Each Institutional Investor paid $3,250,000 in cash for a 2021 Note in the face amount of $3,900,000. The November SPA also provided for the issuance of additional 2021 Notes in an aggregate original principal amount not to exceed $3,900,000 under certain circumstances. The November SPA also contains provisions about the Market Event Price. The 2021 Notes, which were issued on November 22, 2021, matured on the eighteen-month anniversary of the issuance date, were payable by the Company in installments and convertible at the election of the Institutional Investors at the conversion price of $32.5 (post the Reverse Splits and subject to the Event Market Price Adjustment), which was subject to adjustment in the event of default. Each Institutional Investor also received a warrant (the “Institutional Investor 2021 Warrant”) to purchase 180,000 shares of Common Stock at an initial exercise price of $35.5 per share (post the Reverse Splits and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant (the “Placement Agent 2021 Warrant”, together with the Institutional Investor 2021 Warrant, the “2021 Warrants”) to purchase up to 8% of the aggregate number of shares of Common Stock at an initial exercise price of $35.5 per share (post the Reverse Splits and subject to the Event Market Price Adjustment), subject to increase based on the number of shares Common Stock issued pursuant to the 2021 Notes.

The Company implemented a reverse stock split on February 2, 2022, at the ratio of 5 to 1. The 2020 Notes and Additional Notes were fully converted before the February reverse split, and therefore no price adjustment was implemented at the conversion, although the price information provided above about the 2020 Notes and Additional Notes was post-split price. The conversion price of the 2021 Notes and the exercise price of the 2020 Warrants and the 2021 Warrants will be adjusted pursuant to the Event Market Price formula upon conversion or exercise.

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

	June 30, 2023	December 31, 2022
Convertible note – principal	$-	$1,108,785
	$-	$1,108,785

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

	June 30, 2023	December 31, 2022
Dividend yield	$0%	$0%
Expected volatility	171%	171%
Risk free interest rate	0.87%	0.87%
Expected life (years)	1.42	1.42

The value of the conversion option liability underlying the 2020 Notes, Additional Notes, and 2021 Notes as of June 30, 2023, and December 31, 2022 were nil. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of Nil for the six months ended June 30, 2023, and 2022.

Pursuant to the convertible note agreement between the Company and the Institutional Investors, the “Installment Conversion Price” is used for each note conversion except for conversions made when there is an Event of Default as defined in the convertible note agreement, in which event an Alternate Conversion Price is used.

“Installment Conversion Price” means, with respect to a particular date of determination, the lowest of (i) the conversion price fixed in the convertible note agreement, then in effect (the “Conversion Price”), (ii) the greater of (x) the floor price fixed in the note agreement (the “Floor Price”) and (y) 78% of the lowest VWAP of the Common Stock during the ten (10) consecutive trading day period ending and including the trading day immediately preceding the applicable conversion date (the “VWAP Price”).

For any particular conversion, if (y) becomes applicable (i.e. the VWAP Price is lower than the Conversion Price and the Floor Price), because of the mandatory application of the Floor Price, the Floor Price has to be used for the conversion. As a result, the note holder is entitled to a cash amount equal to the value of the difference between the number of shares of Common Stock the note holder would have received if the VWAP Price was used for the conversion, and the number of shares of Common Stock the note holder actually received due to the application of the application of the Floor Price (the “Conversion Installment Floor Amount”).

In 2022 and 2023, instead of paying the Conversion Installment Floor Amount in cash as provided for in the convertible note agreements, the Company paid such amount by issuing shares of Common Stock using the Conversion Price. (the “Floor Amount Issuance”).

As of December 31, 2022, one of the Institutional Investors had converted all of its 2021 Notes into shares of Common Stock while the other Institutional Investor held $3,000 of the 2021 Notes.

In 2022, one of the Institutional Investors received 275,000 shares of Common Stock having a then market value of $200,000 as a result of the application of the of the Floor Amount Issuance and the other Institutional Investor received 1,234,715 shares of Common Stock having a then market value of $493,886 as a result of the application of the Floor Amount Issuance.

In 2022, one of the institutional investors exercised 100,000 warrants on a cashless exercise basis into 44,445 shares of Common Stock having a then market value of $100,000.

During the three months ended March 31, 2023, no shares of Common Stock were issued to the Institutional Investors upon conversion of convertible notes. However, 270,000 shares of Common Stock having a value of $334,800 were issued to one of the Institutional Investors due to the application of the Floor Amount Issuance.

During the three months ended March 31,2023, none of the warrants held by the Institutional Investors were exercised.

During the three months ended June 30, 2023, 2,420 shares were issued to one institutional Investor upon conversion of $3,000 of the 2021 Notes. In addition, 621,762 shares of Common Stock having a value of $770,985 were issued to one Institutional Investor due to the application of the Floor Amount Issuance.

During the three and six month periods ended June 30, 2023, no shares of Common Stock were issued to the two Institutional Investors upon exercise of warrants.

During the six months ended June 30, 2023, 2,420 shares of Common Stock were issued to one Institutional Investor upon conversion of $3,000 of the 2021 Notes. In addition, 891,762 shares of Common Stock having a value of $1,105,785 were issued to the other Institutional Investor due to the application of the Floor Amount Issuance.

21. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Salary payable	$331,136	$411,043
Salary payable – related parties (1)	2,285,333	2,135,333
Accrued operating expenses	(900)	(900)
Other payables	589,401	630,097
	$3,204,970	$3,175,574

The Company entered into an employment agreement with Mr. Tiewei Song dated October 1, 2019, to serve as its Chief Executive Officer for a term of two years commencing on October 1, 2019, with base annual cash compensation of $500,000. The agreement was renewed on October 28, 2021, for one year with an annual base salary of $1,000,000 in cash and annual stock compensation of 100,000 shares of the Company’s Common Stock (reflecting a 1-to-10 reverse stock split on December 9, 2022). The 100,000 shares of the Company’s Common Stock were issued on January 24, 2022. Mr. Song’s annual compensation was reduced to $300,000 in cash beginning in October 2022 pursuant to an amendment agreement dated June 9, 2022. As of June 30, 2023, the total accrued compensation payable to Mr. Song was $1.5 million.

The Company entered into the employment Agreement with Ms. Baiqun Zhong dated January 27, 2022, as the Interim CFO from May 21, 2021, until July 14, 2021. Ms. Zhong assumed such role once again on September 27, 2021, and her base annual compensation was set at $250,000. Since January 1, 2023, Ms. Baiqun Zhong has been paid a monthly salary of RMB 7,000. As of June 30, 2023, the accrued compensation payable to Ms. Zhong was $265,833. On January 27, 2022, the Company entered into an employment agreement with Mr. Xiaoping Wang for a term of one-year, effective January 1, 2022. Mr. Wang’s compensation consisted of an annual salary of $500,000 in cash and stock compensation of 10,000 shares of the Company’s Common Stock (post the Reverse Splits). We issued 10,000 shares of our Common Stock to Mr. Wang on February 1, 2022. We have not paid any cash compensation to Mr. Wang as of the date of this quarterly report. The Company did not renew the employment agreement with Mr. Wang for 2023. As of June 30, 2023, the accrued compensation payable to Mr. Wang was $500,000.

On December 23, 2022, Mr. Song and Mr. Wang provided written performance pledges to the Company, whereby they pledged to use their best efforts to ensure that the aggregate amount of the available cash (excluding cash received as loans or capital infusions or cash held in restricted accounts or otherwise unavailable for unrestricted use for any reason) of Chongqing Bimai Pharmaceutical Technology Group Co., Ltd., a subsidiary of Bimai Pharmaceutical (Chongqing) Co., Ltd., and its subsidiaries, as of December 31, 2023, held in bank accounts of financial banking institutions, as audited by the Company’s independent auditors will be not less than $2 million (the “Performance Target”). If the Performance Target is not met by December 31, 2023, Mr. Song will forfeit his unpaid cash salary accrued from October 1, 2021 to September 30, 2022 in the amount of $1 million, and Mr. Wang will forfeit all his unpaid cash salary accrued through the end of 2023 and will return to the Company the 50,000 shares of the Company’s Common Stock he previously received as salary.

22. RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Amounts due to related parties and management team.

As of June 30, 2023, and December 31,2022, the total amounts payable to related parties and mid-level management team was $1,018,832 and $2,980,441, respectively, which included:

1.	As of June 30, 2023, and December 31, 2022, the amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and Chairman of the Board of directors of the Company was Nil and $27,699, respectively, free of interest and due on demand. The $27,699 represents the remaining balance that Mr. Bi advanced for third party services on behalf of Xinrongxin during the ordinary course of business of Xinrongxin since the beginning of 2018. As the amount was owed by Xinrongxin, which was dissolved as of January 3, 2023, the Company believes that it no longer has any liability for this debt.

2.	As of June 30, 2023, and December 31, 2022, the amounts payable to Mr. Li Zhou, the legal representative (general manager) of Guanzan, were Nil and $248,690, respectively. The $248,690 was used for daily operations and payment of third-party professional fees and were interest-free.

3.	As of June 30, 2023, and December 31, 2022, the amounts payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin, were $Nil and $172,730, respectively. The $172,730 was free of interest and due on demand. The amount due to Mr. Fuqing Zhang represents reimbursable operating expenses that Xinrongxin owed to Mr. Zhang prior to the acquisition of of Xinrongxin. As the amount was owed by Xinrongxin, which was dissolved as of January 3, 2023, the Company believes that it no longer has any liability for this debt.

4.	As of June 30, 2023, and December 31, 2022, the amounts payable to Mr. Youwei Xu, the former financial manager of Xinrongxin, were $11,943 and $11,784, respectively. These sums are free of interest and due on demand. The outstanding amounts owed to Mr. Xu is in connection with reimbursable operating expenses that were incurred prior to the acquisition of of Xinrongxin, As the amounts were owed by Xinrongxin, which was dissolved as of January 3, 2023, the Company believes that it no longer has any liability for this debt.

5.	As of June 30, 2023, and December 31, 2022, the amounts payable to Shaohui Zhuo, the general manager of Guoyitang, were $4,502 and $4,671, respectively, which amounts were used for daily operations and do not bear any interest.

6.	As of June 30, 2023, and December 31, 2022, the amounts payable to Nanfang Xiao, a director of Guoyitang, were $10,102 and $10,482, respectively. These funds were used for daily operations and were not subject to any interest.

7.	As of June 30, 2023, and December 31, 2022, the amounts payable to Jia Song, the manager of Guoyitang, were $4,228 and $4,385, respectively, which amounts were used for daily operations and do not bear any interest.

8.	As of December 31, 2022, we owed $2 million to Mr. Fnu Oudom pursuant to a $ 2 million convertible note that was issued on December 6, 2022. The convertible note provided for annual interest of 6%, which was payable together with the principal amount one year after the date of issuance. Mr. Oudom had a conversion right with respect to the principal and interest due on the note at a conversion price of $4.00 per share (reflecting a 1-to-10 reverse stock split on December 9, 2022). The (post reverse split) conversion price of $4.00 reflected a 60% premium on the closing price of the Common Stock on Nasdaq on the date of issuance of the note, which was $0.25. On February 27, 2023, the Company and Mr. Oudom entered into an agreement whereby the Company agreed to exercise its prepayment right under the convertible note by issuing shares of its Common Stock. In consideration of Mr. Oudom’s agreement to convert the convertible note into shares of Common Stock and to waive his right to any and all interest accrued and to be accrued, the Company agreed to issue 1,330,000 shares of Common Stock at a conversion price of $1.50 per share, subject to shareholder approval, as full payment of the $2,000,000 principal and accrued interest. Such issuance was approved by the Company’s shareholders on April 13, 2023, and the shares were issued to Mr. Oudom on June 19, 2023.

9.	On July 18, 2022, 1,250,000 shares of Common Stock (reflecting the Reverse Splits) were issued to Mr. Oudom in consideration of the payment $5 million after obtaining the approval of shareholders at the Company’s 2022 annual meeting of shareholders.

10.	On February 27, 2023, the Company entered into a stock purchase Agreement with Mr. Oudom, whereby the Company agreed to sell 2,000,000 shares of Common Stock to Mr. Oudom for $3,000,000 in cash, based on a purchase price of $1.50 per share, subject to shareholder approval of the issuance of such shares. The transaction was approved by the Company’s shareholders on April 13, 2023. The Company expects to receive the $3,000,000 in cash from Mr. Oudom and to issue the shares to him by December 2023.

11.	On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, whereby we agreed to acquire 100% of the equity interests in Phenix in consideration of $1,800,000. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which was paid on July 7,2022 and 270,000 shares of Common Stock (reflecting the Reverse Splits), which were issued to Mr. Oudom on June 19,2023 after we obtained shareholder consent. We also agreed to issue an additional 5,000,000 shares of Common Stock if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023.

12.	On October 28, 2022, Mr. Song, the CEO of the Company, loaned the Company $ 500,000. The loan originally had a term of three months from November 3, 2022, to February 3, 2023. No interest was payable if the loan was repaid on time. This loan has not been repaid and pursuant to the agreement, the loan is automatically extended until the principal amount and all accrued interest is paid in full. 1% interest has accrued since March 3, 2023.

23. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares of Common Stock, $0.001 par value. As of June 30, 2023, and December 31,2022, there were 6,258,926 shares and 3,764,780 shares outstanding, respectively.

From January 4, 2021, to February 9, 2021, Hudson Bay converted 2020 Notes in the aggregate principal amount of $ 2,150,000 into 276,943 shares of Common Stock.

From January 4, 2021, to March 1, 2021, CVI converted 2020 Notes in the aggregate principal amount of $ 2,150,000 into 227,731 shares of the Common Stock.

On February 2, 2021, the Company issued 40,000 shares of Common Stock (reflecting the Reverse Splits) in connection with the purchase of Guoyitang Hospital.

On February 3, 2021, a holder of a convertible note issued on December 16, 2019, converted a part of the note in the aggregate principal amount of $ 74,473 plus interest into 20,706 shares of Common Stock.

On February 11, 2021, the Company issued 100 shares of Common Stock (reflecting the Reverse Splits) to Real Miracle Investments Limited in consideration for consulting services.

On March 26, 2021, the Company issued 40,037 shares of Common Stock (reflecting the Reverse Splits) as part of the Zhongshan acquisition. On September 1, 2023, 39,037 shares of Common Stock were returned to the Company.

On April 20, 2021, the Company issued 80,000 shares of Common Stock (reflecting the Reverse Splits) as partial consideration for the acquisition of the Minkang, Qiangsheng and Eurasia hospitals. On December 9, 2022, 43,600 shares of Common Stock were returned to the Company and on September 1, 2023, 36,400 shares of Common Stock were returned to the Company.

On April 29, 2021, the Company issued 2,00 shares of Common Stock (reflecting the Reverse Splits) as payment for improvements to offices located in Chongqing.

On June 18, 2021, 32,500 shares of Common Stock were issued to an Institutional Investor with respect to its cashless exercise of 650,000 warrants that were issued in 2020.

On July 23, 2021, the Company issued 600 shares of Common Stock (reflecting the Reverse Splits) as payment for salary to three employees.

From August 26, 2021, to November 30, 2021, an Institutional Investor converted $2,400,000 principal amount of the 2020 Notes and Additional Notes into 970,173 shares of Common Stock.

From August 26, 2021, to November 30, 2021, an Institutional Investor converted $3,000,000 principal amount of the 2020 Notes and Additional Notes into 1,183,251 shares of Common Stock.

On August 27, 2021, the Company issued 92,000 shares of Common Stock (reflecting the Reverse Splits) in full payment of the balance of the post-closing consideration for the acquisition of Guanzan.

On September 22, 2021, the Company issued 44,000 shares of Common Stock (reflecting the Reverse Split on February 3, 2022) as the initial consideration for the acquisition of Zhuoda.

On January 7, 2022, the Company issued 60,000 shares of Common Stock (reflecting the Reverse Splits) as the initial consideration for the acquisition of Mali Hospital. On December 9, 2022, 52,000 shares of Common Stock were returned to the Company. And on September 1, 2023, the remaining 8,000 shares of Common Stock were returned to the Company.

On January 24, 2022, the Company issued 100,000 shares of Common Stock (reflecting a 1-to-10 reverse stock split on December 9, 2022) to Mr. Song as part of his compensation.

On January 27, 2022, the Company the Company issued 10,000 shares of Common Stock (post the Reverse Splits) to Mr. Wang as part of his compensation.

On February 1, 2022, the Company issued 1,000 shares of Common Stock (post the Reverse Splits) to Chongqing Jinmujinyang (Jiulongpo) Law Firm (a/k/a in English: Chongqing Kingmoon & Kingyang (Jiulongpo) Law Firm) as payment for services under a legal consulting agreement dated January 1, 2022.

A 1-for-5 reverse stock split of the Company’s Common Stock became effective on February 3, 2022.

On July 18, 2022, the Company issued 1,250,000 shares of Common Stock (reflecting a 1-to-10 reverse stock split on December 9, 2022) to Mr. Oudom in consideration of an investment of $5 million after obtaining the approval of stockholders at the Company’s 2022 annual meeting of shareholders.

A 1-for-10 reverse stock split of the Company’s Common Stock became effective on December 9, 2022.

On November 23, 2022, the Zhuoda sale transaction closed, when 100% of the equity interests in Zhuoda were transferred to the buyers and 44,000 shares of the Company’s Common Stock (reflecting the Reverse Splits) were returned to the Company as the full consideration.

From January 1, 2022, to December 31, 2022, a converted 2021 Notes in the aggregate principal amount of $2,097,000 into 442,357 shares of Common Stock.

From January 1, 2022, to December 31, 2022, the Institutional Investors. converted $5,700,000 of the 2021 Notes into 1,138,248 shares of Common Stock.

In 2022, one Institutional Investor received 275,000 shares of Common Stock as a result of the Floor Amount Issuance and the other Institutional Investor received 1,234,715 shares; of Common Stock as a result of the Floor Amount Issuance.

In 2022, an Institutional Investor exercised warrants into 44,445 shares of Common Stock.

During the three months ended March 31, 2023, an Institutional Investor was issued  270,000 shares of Common Stock as a result of the Floor Amount Issuance.

During the three months ended June 30, 2023, an Institutional Investor converted $3,000 of 2021 Notes into 2,420 shares of Common Stock.

During the three months ended June 30, 2023, an Institutional Investor was issued 621,762 shares of Common Stock as a result of the Floor Amount Issuance.

On June 19, 2023, Mr. Oudom was issued 270,000 shares of Common Stock (reflecting the Reverse Splits) as partial consideration for the Company’s acquisition of Phenix.

On June 19, 2023, 1,330,000 shares of Common Stock were issued to Mr. Fnu Oudom pursuant to an agreement dated as of February 27, 2023, in consideration for the prepayment of a $2,000,000 convertible promissory note sold by the Company to Mr. Oudom on December 6, 2022.

During the three months ended June 30, 2023, 2,420 shares were issued to an Institutional Investor upon conversion of $3,000 of 2021 Notes. In addition, 621,762 shares were issued to the Institutional Investor due to the Floor Amount Issuance.

During the three months ended June 30, 2023, there is no shares were issued to two institutional investors upon exercise of warrants.

During the six months ended June 30, 2023, 270,000 shares of Common Stock were issued to an Institutional Investor due to the Floor Amount Issuance.

From the legal perspective, the reverse splits applied to the issued shares of Common Stock of the Company did not have any retroactive effect on the Company’s shares prior to those dates. However, for accounting purposes only, references to our Common Stock are stated as having been retroactively adjusted and restated to give effect to the reverse splits, as if the reverse splits had occurred by the relevant earlier date.

24. NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the year. The dilutive effect of potential shares of Common Stock outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the six months ended June 30, 2023, and 2022:

	For the six months ended June 30,
	2023	2022
Net income (loss) from continuing operation attributable to common shareholders	$1,987,491	$(9,114,986)
Net loss from discontinued operation attributable to common shareholders	(143,102)	(171,810)
Total net income (loss) attributable to common shareholders	1,844,389	(9,286,796)
Weighted average number of common shares outstanding – Basic and diluted	4,219,675	15,429,754
loss per share – basic and diluted:
Income (loss) from continuing operations	$0.47)	$(0.59)
Income (loss) from discontinued operations	(0.03)	(0.01)
Total	$0.44	$(0.60)

25. SEGMENTS

General Information of Reportable Segments:

As of June 30, 2023, the Company had four operating segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and healthcare products. The retail pharmacy segment sells prescription and OTC medicines, TCM, healthcare supplies and sundry items to retail customers through its directly owned pharmacies and authorized retail stores. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals, and other drug wholesalers. There were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments. The wholesale medical device segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical device dealers. Healthcare products include dietary supplements such as a cardiovascular product, an anti-insomnia and depression product, a male aphrodisiac product, a women’s menopausal syndrome product, a gout product, and an immunity product.

As of June 30, 2022, the Company had four reportable segments: wholesale medical devices, wholesale pharmaceuticals, medical services, and retail pharmacies. The wholesale medical devices segment distributes medical devices, including medical consumables to drug stores, private clinics, pharmaceutical dealers, and hospitals. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals, and other drug vendors. The medical services segment included the hospitals acquired in 2021.The retail pharmacy segment sells prescription and OTC medicines, traditional Chinese medicines (“TCM”), healthcare supplies, and sundry items to retail customers through its directly owned pharmacies and authorized retail stores.

To date, there have limited inter-segment revenues between our segments, consisting of wholesale pharmaceuticals and retail pharmacies.

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

For six months ended June 30, 2023	Retail pharmacy	Wholesale medical devices	Wholesale pharmaceuticals	Healthcare products	Medical services	Others	Total
Revenues from external customers	$480,205	$1,051,385	$1,928,388	$5,295,325	$-	$-	$8,755,303
Cost of revenues	$357,836	$805,574	$1,813,422	$1,202,013	$-	$2,137	$4,180,982
Depreciation, depletion, and amortization expense	$9,049	$11,300	$-	$79,449	$-	$2,517	$102,315
Profit (loss)	$(194,401)	$(106,312)	$(169,748)	$3,842,311	$(22,309)	$(1,362,049)	$1,987,492
Total assets	$294,548	$3,128,979	$12,531,453	$6,372,681	$998,867	$7,759,486	$31,086,014

For six months ended June 30, 2022	Retail pharmacy	Wholesale medical devices	Wholesale pharmecuticals	Medical services	Others	Total
Revenues from external customers	$505,003	$2,828,557	$2,055,417	$-	$154,768	$5,543,745
Cost of revenues	$223,032	$2,415,231	$1,962,623	$123	$97,813	$4,698,822
Depreciation, depletion, and amortization expense	$10,229	$24,152	$154	$-	$54,624	$89,159
Profit (loss)	$(291,344)	$1,224	$(257,769)	$(65,421)	$(5,136,229)	$(5,749,539)
Total assets	$337,795	$3,750,466	$7,979,593	$1,102,730	$18,937,103	$32,107,687

26. ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each type of products

For the six months ended June 30, 2023, and 2022, respectively, the Company reported revenues for each segment as follows:

	For the six months ended June 30,
	2023	2022
Medical devices	$1,051,385	$2,828,557
Healthcare products	5,295,325	-
Wholesale pharmaceuticals	1,928,388	2,055,417
Pharmacy retail	480,205	505,003
Other	-	154,768
Total	$8,755,303	$5,543,745

(b)	Geographic areas information

For the six months ended June 30, 2023, all of the Company’s revenues were generated in the PRC and the United States, of which, Phenix accounted for $5.29 million of the revenues.

For the six months ended June 30, 2022, all the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of June 30, 2022.

(c)	Major customers

For the six months ended June 30, 2023, one customer accounted for more than 10% of the Company’s revenues:

		For the six months ended
		June 30, 2023
Customers	Segment	Revenue	Percentage of total Revenue
Customer A	Healthcare products	$5,295,325	60.48%

(d)	Major vendors

For the six months ended June 30, 2023, one vendor accounted for more than 10% of the Company’s purchases as of June 30, 2023:

		For the six months ended		As of June 30,
		June 30, 2023		2023
Vendors	Segment	Purchases	Percentage of total purchases	Accounts payable
Vendor A	Wholesale pharmaceuticals	$442,323	11.22%	-

Concentrations of Risk

The Company is exposed to the following concentrations of risk:

(a)	Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require prepayments or deposits from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

(b)	Interest rate risk

The Company’s interest-rate risk arises from convertible promissory notes, short-term and long-term loans. The Company manages interest rate risk by varying the issuance and maturity dates, fixing interest rate of debt, limiting the amount of debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2023, and December 31, 2022, respectively, the Notes, short-term and long-term loans were at fixed rates.

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

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operation may be influenced by the political, economic, and legal environment in the PRC, and by the general state of the PRC economy. The outbreak of COVID-19 pandemic has expanded all over the world since the beginning of 2020, which has greatly slowed the growth of the global economy, including the PRC, and this effect may continue until the pandemic is controlled, or a vaccine or cure is developed. The slowdown of the growth of the PRC’s economy has adversely effected our current business and future success will be adversely affected if we are unable to capitalize on the opportunities arising from the increasing demand for medicine and medical devices in the markets in which we operate.

The Company’s operations in the PRC are subject to special considerations. These include risks associated with, among others, the political, economic, and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

27. SUBSEQUENT EVENTS

On September 1, 2023, 39,037 shares of Common Stock were returned to the Company by the prior owner of Zhongshan pursuant to an agreement dated December 28, 2022 whereby the Company agreed to transfer 87% of the equity interests in Zhongshan to the prior owner. Such shares were partial consideration for the transfer. 1,000 shares of Common Stock were returned in the form of cash on September 30, 2023 because the 1,000 shares were sold by the prior owner.

On September 1, 2023, 36,400 shares of Common Stock were returned to the Company by the prior owner of the Qiangsheng, Eurasia and Minkang hospitals pursuant to an agreement dated December 28, 2022 whereby the agreed to transfer 90% of the equity interests in the Qiangsheng, Eurasia and Minkang hospitals to their prior owners. Such shares were partial consideration for the transfer.

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

On October 14, 2019, we acquired Boqi Zhengji, an operator of a pharmacy chain business in the PRC. This was the first step of our shift of focus from the energy sector to the healthcare business. Boqi Zhengji, however, suffered significant setbacks during 2020. The COVID-19 pandemic caused the pharmacy stores to record almost no sales for several months due to the national shutdown order and other government orders specifically targeting OTC drugs. To avoid exposing our Company to further risks and potential joint liabilities, we decided to divest the pharmacy chain. On December 11, 2020, we entered into an agreement to sell Boqi Zhengji for $1,700,000 in cash. On December 18, 2020, we received the full consideration from the buyer and the control of the Boqi Zhengji business was transferred. Due to the Chinese government’s alternative working schedule and other delays caused by COVID-19, the government record reflecting the transfer of ownership was not updated until February 2, 2021.

On March 18, 2020, the Company through its wholly owned subsidiary, Xinrongxin, acquired 100% of the equity interests in Chongqing Guanzan Technology Co., Ltd. (“Guanzan”). Guanzan held an 80% equity interest in Chongqing Shude Pharmaceutical Co., Ltd. (“Shude”, and collectively with Guanzan, the “Guanzan Group”. On April 9, 2021, we increased our equity interest in Shude from 80% to 95.2% by making a direct capital investment in Shude.

In May 2020, Guanzan established Chongqing Lijiantang Pharmaceutical Co. Ltd., a subsidiary which operates four retail pharmacy stores in China (collectively, the “Lijiantang Pharmacy Group”).

 On February 2, 2021, we acquired Guoyitang, the owner and operator of a private general hospital in Chongqing. The Guoyitang acquisition was the first step in our efforts to build a hospital chain specializing in obstetrics and gynecology.

On February 8, 2021, we acquired Zhongshan, a private hospital in the southeast region of China with. The Zhongshan acquisition was the second step in our effort to establish a nationwide hospital chain specializing in obstetrics and gynecology.

On April 9, 2021, we acquired three private hospitals operating in China, Wuzhou Qiangsheng Hospital Co.,Ltd.(“Qiangsheng”) in the southeast region of the PRC, Suzhou Eurasia Hospital Co.,Ltd. (“Eurasia”) in the central region of the PRC and Yunan Yuxi Minkang Hospital Co.,Ltd.(“Minkang”) in the southwest region of the PRC.

Our hospitals performed poorly in 2022 due in great measure to the impact of COVID-19 and the PRC’s policies to combat its spread. In response to their poor performance, we entered into agreements to sell back the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals to their original owners and ceased the operation of Guoyitang.

On December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to the prior owner and will retain 13% of the equity interests in Zhongshan. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original seller agreed to return the 40,037 shares of Common Stock previously issued (reflecting the two reverse stock splits 1-for- 5 reverse split on February 3, 2022, and a 1-for- 10 reverse split on December 9, 2022 (the “Reverse Splits”)) and RMB 40,000,000 in cash (approximately ($6,116,207) previously paid upon the acquisition of Zhongshan. The former owner also agreed to release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company received a put option to sell part or all of its 13% interest in Zhongshan before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the two parties. On September 1, 2023, 39,037 shares of Common Stock were returned to the Company. The remaining 1,000 shares were returned in the form of a $3,055 cash payment because the shares were sold by the original seller. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the acquisition will also be returned.

On December 28, 2022, we entered into an agreement to transfer 90% of the equity interests in the Qiangsheng, Eurasia and Minkang hospitals to their former owners and will retain 10% of the equity interests in each hospital. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original sellers agreed to return the 80,000 shares of Common Stock previously issued (reflecting the Reverse Splits) and RMB 20,000,000 (approximately $2,767,860) in cash previously paid upon the acquisition of the three hospitals. The former owner also agreed to release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company received a put option to sell part or all of its 10% interest in each of the three hospitals to the former owner before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the parties. On December 9, 2022, 43,600 shares of Common Stock were returned to us and on September 1, 2023, 36,400 shares of Common Stock were returned to us. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the acquisitions will also be returned.

The actions taken to dispose of the majority of our ownership interests in the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals resulted in our classifying these hospitals as held for sale operations according to ASC 205-20 Presentation of Financial Statements – Discontinued Operation. As a result, all of the assets and liabilities of the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals were reclassified as assets and liabilities of held for sale operations in the statement of position as of December 31, 2022 and June 30, 2023 and the results of the operation are presented under the line item net loss from held for sale operations for the six months ended June 30, 2023. The Company also hired a third party to perform annual valuation report for these assets. The impairment adjustment was performed based on the valuation report for the year ended December 31, 2022 as well.

On September 10, 2021, we acquired Chongqing Zhuoda Pharmaceutical Co., Ltd. (“Zhuoda”), a company engaged in the distribution of medical devices and pharmaceuticals, based in Chongqing, the largest city in Southwest region of the PRC.

In response to the poor performance of Zhuoda, whose operations were impacted by COVID-19, we entered into a sale and purchase agreement to sell Zhuoda back to the former owners. Pursuant to the agreement, we sold 100% of the equity interests in Zhuoda in consideration for the return of the 44,000 shares of Common Stock (reflecting the Reverse Split). previously issued to the former owners of Zhuoda. The transaction closed effective November 23, 2022, when the 44,000 shares of Common Stock were returned to us.

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor of dietary supplements in consideration of $1,800,000. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was (i) $180,000 in cash paid on July 7, 2022 and (ii) 270,000 shares of Common Stock (reflecting the Reverse Splits) which were issued on June 19, 2023, following our obtaining shareholder approval the transaction. We also agreed to issue 5,000,000 shares of Common Stock to Mr. Oudom if the aggregate net profit for Phenix is at least $2,500,000 in calendar 2023, or in any fiscal quarter in 2023.

Restatements

We are in the process of restating our financial statements for year ended December 31, 2022 and the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022 and March 31, 2023, to correct errors identified in our prior financial statements. We have concluded that the restatements do not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(1)     We are in the process of restating the Consolidated Statements of Equity for the quarterly periods ended June 30, 2022 and September 30, 2022. The restatement relates to the stockholders’ equity and noncontrolling interests presented in the consolidated balance sheets, as of June 30, 2022 and September 30, 2022, which had been presented in the form of a reconciliation of the beginning balance to the ending balance for each period for which a consolidated statement of comprehensive income was required to be filed.  We will provide reconciliations for the interim periods covered by the Consolidated Statement of Equity for the periods ended June 30, 2022 and September 30, 2022.  This restatement should not have any effect on net income, per-share amount, or retained earnings and other components of equity or net assets for prior filing and current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(2)     On June 9, 2022, the Company issued a $5 million subordinated promissory note, which was converted into 1,250,000 shares of the Company’s Common Stock (post the December 2022 1 to 10 reverse split) on July 18, 2022, upon obtaining shareholder approval for the transaction. We erroneously reflected the proceeds of the promissory note in the Consolidated Statements of Cash Flows as “Issuance of Common Stock” for the six month period ended June 30, 2022.   We failed to reflect this promissory note as a note payable as of June 30, 2022. As a result, we are in the process of restating our financial statements for the quarterly period ended June 30, 2022. This restatement did not effect our net income, per-share amounts, retained earnings or other components of equity or net assets for prior filings and the current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(3)     We restated our financial statements for the year ended December 31, 2021 and are in the process of restating the our financial statements for the quarterly period ended June 30, 2022 to correct errors identified in our prior financial statements. In the year ended December 31, 2021 and the quarterly periods ended March 31, 2022 and June 30, 2022, we recorded amortization of convertible notes as a general and administrative expense in error. We have revised the financial statements for the year ended December 31, 2021 and the six months ended June 30, 2022 and are in the process of revising our financial statements for the quarterly period ended March 31, 2022 to record the amortization of convertible notes as an “other expense”. The impact of the restatement on our financial statements is the reclassification of such expense as an “other expense”. The reclassification also affected the classification of such expense in the Consolidated Statements of Cash Flows. We have also amended various footnotes to the financial statements. We restated our financial statements for the year ended December 31, 2021 and are in the process of restating the financial statements for the year ended December 31, 2022 and the quarterly periods ended March 31, 2022, June, 30, 2022 and September 30, 2022 to correct this issue. This restatement did not affect our net income (loss) , net income (loss) per-share, retained earnings or other components of equity or net assets for our prior filings and the current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(4)     We are in the process of restating our financial statements for the year ended December 31, 2022, where we incorrectly accounted for the acquisition of Phenix. On July 5, 2022, we entered into a stock purchase agreement, which was subsequently amended, pursuant to which we agreed to acquire Phenix and paid a deposit of $180,000 on July 7, 2022. The closing did not occur until March 15, 2023.  As of December 31, 2022, the accounting for the Phenix acquisition was incorrectly recorded as follows: (1) a long-term equity investment as a debit entry, (2) cash as a credit, and (3) other payables as a credit entry. Since the Phenix acquisition had not taken place as of December 31, 2022, it should not have been recorded as a long-term equity investment. As such, we reversed the long-term equity investment account and other payables account and recorded the deposit as a prepayment. This restatement did not affect our net income, per-share amounts, or retained earnings, but affected the net assets in the quarterly period ended March 31, 2023. We have concluded that the restatement does not materially affect our liquidity or other financial obligations.

(5)       We are in the process of restating the Consolidated Statements of Cash Flows for the quarterly periods ended June 30, 2022, September 30, 2022, March 31, 2023 and for the year ended December 31, 2022. The restatement relates to the discontinued entities' cashflow presented in the Consolidated Statements of Cash Flows, for the quarterly periods ended June 30, 2022, September 30, 2022, March 31, 2023, and for the year ended December 31, 2022, which have not presented in the prior period filling. In the restated Consolidated Statements of Cash Flows, we will present the discontinued entities’ cash flows in the Consolidated Statements of Cash Flows instead of zero. This restatement does not affect net income (loss), net income (loss) per-share, or retained earnings and other components of equity or net assets in our prior filings or in our current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

We are taking steps to address the causes of the restatements and to improve our internal controls over financial reporting. We are in the process of hiring a new third-party consulting firm to assist us in strengthening our daily internal controls and financial reporting process review. We also aim to improve our internal accounting department management as well. We are committed to maintaining the integrity of our financial statements and to provide accurate and transparent financial information to our investors.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

We incurred net losses of $22,318,056 and $$34,921,745 in the years ended December 31, 2022 and 2021 and had an. accumulated deficit of $69,249,828 as of June 30, 2023. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

●	Use of estimates

The preparation of our consolidated financial statements in conformity with the US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions made by management include, among others, useful lives and impairment of long-lived assets, collectability of accounts receivable, advances to suppliers, allowance for doubtful accounts, reserve for inventory obsolescence, fair value of goodwill and valuation of derivative liabilities. While the Company believes that the estimates and assumptions used in the preparation of these condensed consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

●	Accounts receivable and allowance for doubtful accounts

Accounts receivables are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from delivery. Credit is extended based on evaluation of a customer’s financial condition, the customer creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

●	Advances to suppliers

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company will cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of June 30, 2023, and December 31, 2022, the allowance for doubtful accounts were Nil.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow-moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of June 30, 2023, and December 31, 2022, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $26,604 and $584, respectively.

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

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. The Company has the option to assess qualitative factors to determine whether it is necessary to perform the two-step in accordance with ASC 350-20. If the Company believes, as a result of the qualitative carrying amount, the two-step quantities impairment test described below is required.

The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required.

If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business acquisition with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow. The fair value of discounted cash flow is determined using management’s estimates and assumptions.

Management evaluates the recoverability of goodwill, with the assistance of a third-party evaluation firm. If we reorganize our reporting structure in a manner that changes the composition of one or more of our reporting units, goodwill will be reassigned based on the relative fair value of each of the affected reporting units.

As of June 30, 2023 and December 31, 2022, the Company recorded impairments for goodwill of Nil and $5,385,811, respectively.

As a result of the impairments recognized on December 31, 2022, the remaining goodwill of the Company was related to the acquisitions of Guanzan and Zhongshan. The remaining goodwill of Guanzan was $1,392,449 and the remaining goodwill of Zhongshan was $673, 217 as of December 31, 2022 and June 30,2023. As of June 30,2023, the fair value of these businesses was at risk for future goodwill impairments, based on the continuation of negative macroeconomic conditions, which could represent potential indicators of impairment requiring further impairment analysis in 2023. The Company continues to monitor for potential impairment should impairment indicators arise.

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

Intangible assets that are considered to have a definite useful life are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up in accordance with ASC No. 350, “Intangibles - Goodwill and other” (“ASC 350”). The Company’s identifiable intangibles are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill and other certain purchased intangible assets have been recorded in the Company’s financial statements as a result of acquisitions. Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Under ASC 350 goodwill is not amortized, but rather is subject to an annual impairment test.

ASC 350 requires goodwill to be tested for impairment at the reporting unit level at least annually or between annual tests in certain circumstances and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the reporting unit with its carrying value.

ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If it does result in a more likely than not indication of impairment, the two-step impairment test is performed. Alternatively, ASC 350 permits an entity to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test.

●	Revenue recognition

We adopted Accounting Standard Codification (“ASC”) Topic 606, Revenues from Contract with Customers (“ASC 606”) for all periods presented with respect to each of our segments. Under ASC 606, revenue is recognized when control of the promised goods and services is transferred to the Company’s customers, which applied to retail pharmacy, medical device wholesale, drugs wholesale, healthcare products sales and medical service as well, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods and services, net of value-added tax. We determine revenue recognition through the following steps:

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

On December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to the prior owner and will retain 13% of the equity interests in Zhongshan. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original seller agreed to return the 40,037 shares of Common Stock previously issued (reflecting the Reverse Splits) and RMB 40,000,000 in cash (approximately ($6,116,207) previously paid upon the acquisition of Zhongshan. The former owner also agreed to release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company received a put option to sell part or all of its 13% interest in Zhongshan before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the two parties. On September 1, 2023, 39,037 shares of Common Stock were returned to us. The remaining 1,000 shares were returned in the form of cash because the shares were sold by the original seller. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the acquisition will also be returned.

On December 28, 2022, we entered into an agreement to transfer 90% of the equity interests in the Qiangsheng, Eurasia and Minkang hospitals to their former owners and retain 10% of the equity interests in each hospital. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original sellers agreed to return the 80,000 shares of Common Stock previously issued (reflecting the Reverse Splits) and RMB 20,000,000 (approximately $2,767,860) in cash previously paid upon the acquisition of the three hospitals. The former owner also agreed to release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company received a put option to sell part or all of its 10% interest in each of the three hospitals to the former owner before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the parties. On December 9, 2022, 43,600 shares of Common Stock were returned to the us and on September 1, 2023, 36,400 shares of Common Stock were returned to us. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the acquisitions will also be returned.

The Company determined that the plan and the subsequent actions taken to dispose of the four hospitals qualified as a held for sale operation under the criteria set forth in the ASC 205-20 Presentation of Financial Statements – Discontinued Operation.

●	Discontinued operations

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

On December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to the prior owner and will retain 13% of the equity interests in Zhongshan. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original seller agreed to return the 40,037 shares of Common Stock previously issued (reflecting the Reverse Splits) and RMB 40,000,000 in cash (approximately ($6,116,207) previously paid upon the acquisition of Zhongshan. The former owner also agreed to release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company received a put option to sell part or all of its 13% interest in Zhongshan before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the two parties. On September 1, 2023, 39,037 shares of Common Stock were returned to us. The remaining 1,000 shares were returned in the form of cash because the shares were sold by the original seller. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the acquisition will also be returned.

On December 28, 2022, we entered into an agreement to transfer 90% of the equity interests in the Qiangsheng, Eurasia and Minkang hospitals to their former owners and retain 10% of the equity interests in each hospital. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original sellers agreed to return the 80,000 shares of Common Stock previously issued (reflecting Two Reverse Splits) and RMB 20,000,000 (approximately $2,767,860) in cash previously paid upon the acquisition of the three hospitals. The former owner also agreed to release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company received a put option to sell part or all of its 10% interest in each of the three hospitals to the former owner before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the parties. On December 9, 2022, 43,600 shares of Common Stock were returned to the us and on September 1, 2023, 36,400 shares of Common Stock were returned to us. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the acquisitions will also be returned.

On October 19, 2022, we entered into an agreement to sell Zhuoda to its former owners. Pursuant to the agreement, we agreed to sell 100% of the equity interests in Zhuoda that we previously purchased for 44,000 shares of Common Stock. The transaction closed in November 2022.

●	Convertible promissory notes

We record debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized over the life of the debt.

●	Debt issuance costs and debt discounts

The Company may record debt issuance costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the six months ended June 30, 2023, the Company operated in four reportable segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and healthcare products. For the six months ended June 30, 2022, the Company operated in four reportable segments: wholesale medical devices, wholesale pharmaceuticals, medical services, and retail pharmacies.

The Company’s operating segments are strategic business units that offer different products and services. Each segment is managed independently because they require different operations and markets to distinct classes of customers. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”), who is the CEO of the Company, evaluates performance of each segment based on profit or loss from continuing operations net of income tax.

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

RECENT DEVELOPMENTS

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Oudom, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor of healthcare products. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which has been paid, plus up to 5,270,000 shares of the Company’s Common Stock (reflecting the Reverse Splits), of which 270,000 shares were issued on June 19, 2023  and the balance of 5,000,000 shares will be issued if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023. This milestone was reached in the second quarter of 2023 and the 5,000,000 shares of Common Stock are expected to be issued to Mr. Oudom in the fourth quarter of 2023.

On December 6, 2022, we sold a $2,000,000 convertible promissory note (the “Note”) to Mr. Oudom. The Note carried an annual interest rate of 6%, which is payable together with the principal amount one year after issuance. Mr. Oudom had the right to convert the Note into our Common Stock at a conversion price of $4.00 per share (reflecting a 1-to-10 reverse stock split on December 9, 2022). The conversion price of $4.00 (reflecting a 1-to-10 reverse stock split on December 9, 2022) reflected a 60% premium on the closing price of the Common Stock on NASDAQ on the date of issuance, which was $0.25 On February 27, 2023, the Company and Mr. Oudom entered into an agreement whereby it was agreed that the Company will exercise its prepayment right under the Note by issuing shares of Common Stock. In consideration of Mr. Oudom’s agreement to convert the Note into shares of Common Stock and to waive his right to any and all interest accrued and to be accrued under the Note, the Company agreed to issue 1,330,000 shares of Common Stock at a conversion price of $1.50 per share, subject to shareholder approval, as full payment of the $2,000,000 principal and accrued interest of the Note. Such issuance was approved by the Company’s shareholders on April 13, 2023 and the shares were issued to Mr. Oudom on June 19, 2023.

On February 27, 2023, we entered into a stock purchase Agreement with Mr. Oudom, whereby we agreed to sell 2,000,000 shares of Common Stock to him for $3,000,000 in cash, based on a purchase price of $1.50 per share, subject to shareholder approval of the issuance of such shares. The transaction was approved by the Company’s shareholders on April 13, 2023. The Company expects to receive the $3,000,000 in cash from Mr. Oudom and to issue the shares to him by December 31, 2023.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,			Comparison
	2023	% of Revenues	2022	Amount increase (decrease)	Percentage increase (decrease)
Revenues	$8,755,303	100%	$5,543,745	$3,211,558	58%
Cost of revenues	4,180,982	48%	4,698,822	(517,840)	(11)%
Gross profit	4,574,321	52%	844,923	3,729,398	441%
Operating expenses	2,619,778	30%	5,761,411	(3,141,633)	(55)%
Other expenses, net	(32,948)	(0)%	(4,191,347)	4,224,295	(101)%
Income (loss) before income tax	1,987,491	23%	(9,107,835)	11,095,326	(122)%
Income tax expense	-	0%	7,151	(7,151)	(100)%
Net income (loss) from continuing operations	1,987,491	23%	(9,114,986)	11,102,477	(122)%
Loss from operations of discontinued operations	(143,102)	2%	(171,810)	28,708	(17)%
Less: non-controlling interest	(715)	0%	(2,498)	1,783	(71)%
Net income (loss) attributable to BIMI International Medical Inc.	$1,843,674	21%	$(9,284,298)	$11,127,972	(120)%

Revenues

Revenues for the six months ended June 30, 2023 and 2022 were $8,755,303 and $5,543,745, respectively. The revenues for the six months ended June 30, 2023, were primarily attributable to sales of healthcare products by Phenix, which we acquired on March 15, 2023 and the revenues from the wholesale sales of medical devices and drugs. Compared with the same period in 2022, revenue increased by $3,211,558, due to the inclusion of the revenues of Phenix. The revenues of the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals, that were held for sale, were accounted for separately.

Revenues from wholesale medical devices segment for the six months ended June 30, 2023 and 2022 were $1,051,385 and $2,828,557 respectively. The revenues declined as a result of our switch to online sales in the second quarter of 2023 in an effort to improve our margins due to the high costs of sales.

Revenues from the wholesale pharmaceuticals segment for the six months ended June 30, 2023 and 2022 were $1,928,388 and $2,055,417 respectively. The revenues declined as a result of our switch to online sales in the second quarter in 2023 in an effort to improve our margins.

Revenues from retail pharmacy segment for the six months ended June 30, 2023 and 2022 of $480,205 and $505,003, respectively, were generated by our retail pharmacy stores in Chongqing. The decrease in the retail pharmacy segment in six month ended June 30, 2023 was attributable to the decrease of Covid-19 related pharmacy products.

Revenues from the newly acquired healthcare products segment for the six months ended June 30, 2023, were $5,295,325. These revenues reflect the revenues generated by Phenix, which was acquired on March 15th, 2023.

Cost of revenues

Cost of revenues for the six months ended June 30, 2023, and 2022 were $4,180,982 and $4,698,822, respectively. The decrease principally reflected the decrease in the costs associated with the operations of the Guanzan Group as it switched to online sales and the low cost of revenues associated with Phenix’s products.

Cost of revenues of our wholesale medical devices segment consists primarily of cost of medical devices, medical consumables and costs related directly to contracts with customers. For the six months ended June 30, 2023 and 2022, the cost of revenues of our wholesale medical devices segment were $805,574 and $2,415,231, respectively. The decrease is mainly due to the decrease in revenue in the current six months period compared to the same period in 2022. During the first two quarters of 2023, the demand for medical devices decreased as a result of the decreasing impact of Covid-19.

Cost of revenues of our wholesale pharmaceuticals segment consists primarily of the cost of medicines, medical consumables and costs related directly to contracts with customers. For the six months ended June 30, 2023 and 2022, the cost of revenues of our wholesale pharmaceuticals segment were $1,813,422 and $1,962,623, respectively. The decrease is mainly due to the decrease in the revenue in the current six months period compared to the same period in 2022.

Cost of revenues of our retail pharmacy segment consists primarily of the cost of the pharmaceuticals, medical devices, and other products that we sell to customers. For the six months ended June 30, 2023 and June 30, 2022, the cost of revenues of our retail pharmacy segment were $357,836 and $223,032, respectively. During the six months ended June 30, 2023, the epidemic control policy loosened and the mix of products sold changed and the cost of such products were higher than in the 2022 period.

Cost of revenues of our healthcare products segment primarily consists of our purchase of raw material and the costs associated with the production of our products by third-party manufacturers. For the six months ended June 30, 2023, the cost of revenues of our newly acquired healthcare products segment was $1,202,012.

Gross profit (loss)

For the six months ended June 30, 2023 and 2022, we achieved gross margins of 52% and 15%, respectively. For the six months ended June 30, 2023, and 2022, the gross profit margin(s) of our:

(i) the gross margins of the retail pharmacy segment were 25.48% and 55.84%, respectively. In 2022, due to increased market demand, the margin for pharmaceuticals increased, especially for cold medicine, while in 2023, with the decline of Covid -19, the demand decreased causing a decrease in the gross margin;

(ii) the gross margins of the wholesale medical devices segment were 23.38% and 14.61%, respectively. In 2022, due to COVID19, there was very little activity in the wholesale medical devices business, while in 2023, the market bounced back and the wholesale medical devices margin went up;

(iii) the gross margins of the wholesale pharmaceuticals segment were 5.96% and 4.51%, respectively. In 2022, due to COVID19, there was very little activity in the wholesale pharmaceutical business, while in 2023, the market bounced back causing an increase in the gross margin; and

(iv) healthcare products segment was 77.30% in the six months ended June 30, 2023, reflecting the high gross margin of this new activity

Operating expenses

Operating expenses consist mainly of general and administrative expenses including auditing and legal service fees, other professional service fees and promotional expenses. Also included in operating expenses are any impairment charges.

Operating expenses were $2,619,778 for the six months ended June 30, 2023 as compared to $5,761,411 for the same period in 2022, a decrease of $3,141,633, or 55%. Operating expenses for the six months ended June 30, 2023, consisted mainly of general and administrative expenses of $2,127,465 and selling expenses in the amount of $492,313 as compared to general and administrative expenses of $5,119,8784 and selling expenses in the amount of $641,627 for the six months ended June 30, 2022. The decrease is primarily due to reduced salary expenses of our executive officers in the six months ended June 30, 2023 as the employment agreements with two executive officers were not renewed for 2023. We did not renew the employment agreement with our COO and stopped incurring salary expenses for the COO position as of January 1, 2023. We did not renew the employment agreement with our interim CFO but continued her employment as interim CFO at a reduced salary. The salary expense was reduced to $150,000 for our chief executive officer and $6,000 for our interim CFO in the period, as compared to $2.4 million in salary paid or accrued for the same period in 2022 for these officers.

Operating expenses of the wholesale medical devices segment for the six months ended June 30, 2023 and 2022 were $228,201 and $316,395, respectively. The decrease in operating expenses was primarily attributable to a decrease in promotion expenses and efforts to reduce expenses during the six months ended June 30, 2023.

Operating expenses of the wholesale pharmaceuticals segment for the six months ended June 30, 2023 and 2022 were $282,603 and $379,037, respectively. The decrease in operating expense was primarily attributable to a decrease in salaries of $83,941, which resulted from reduced over-time payments and the use of seasonal part time employees in the six months ended June 30, 2023.

Operating expenses of the retail pharmacy segment for the six months ended June 30, 2023, and 2022 were $299,264 and $252,769, respectively. The increase in operating expense was primarily attributable to an increase in salaries and other expenses, which resulted from increased over-time payments as the economy returned to normal and retail store hours increased in the six months ended June 30, 2023.

Operating expenses of the healthcare products segment for the six months ended June 30, 2023, amounted to $235,278, consisting solely of general and administrative expenses.

Other expense

For the six months ended June 30, 2023 and 2022, we reported other expenses of $32,948 and $4,191,347, respectively.

Other expenses mainly consisted of the amortization of convertible notes and the market value of the shares of Common Stock issued as a result of the application of the Floor Amount Issuance in the convertible notes During the six months ended June 30, 2023, the accrued amount owed due to the application of the Floor Amount Issuance was $1,105,785, which was subsequently converted into 891,762 shares of Common Stock. Interest expense was related to the bank loans of the Guanzan Group and Shude. Other expenses of $4,191,347 for the six months ended June 30, 2022, mainly consisted of the amortization of convertible notes in the amount of $1,542,248, the accumulated application of Floor Amount Issuance with respect to the convertible notes of $2,587,963 and interest expense of $96,718.

Net Income (loss) from continuing operations

Net income from continuing operations was $1,844,389 for the six months ended June 30, 2023, compared to a net loss of $9,286,796 for the six months ended June 30, 2022, which improvement was primarily due to the increase in revenue, the high profit margin achieved by our new healthcare products segment and the decrease in other expenses and general and administrative costs.

Loss from discontinued operations

As a result of the disposition of Zhuoda and its Qianmei subsidiary their businesses were recorded as discontinued operations in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operation and the results of the operations of the Zhuoda and Qianmei are presented under the line-item net loss from discontinued operations for the six months ended June 30, 2023.

As a result of the plans to dispose of the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals and the actions taken to fulfill the plans, the businesses of the four hospitals are recorded as held for sale in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operation and the results of the operations of the Zhongshan, Qiangsheng, Eurasia and Minkang are presented under the line item net loss from discontinued operations of held for sale businesses for the six months ended June 30, 2023. Loss from the discontinued operation was $143,102 for the six months ended June 30, 2023 compared to $ 171,810 for the six months ended June 30, 2022. The decrease is mainly due to the decrease in salary expense of $69,745 for the six months ended June 30, 2023, compared to $105,682 for the six months ended June 30, 2022.

Foreign currency translation

We reported a negative foreign currency translation adjustment of $526,459 for the six months ended June 30, 2023, compared to a negative foreign currency translation adjustment of $967,586 for the six months ended June 30, 2022 The decrease due to the significant change in the currency exchange rate and our increased activities in the US.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2023, we had cash of $1,931,744 and positive working capital of $6,604,643 as compared to cash of $2,336,636 and negative working capital of $326,672 on December 31, 2022.

In order to fund our operations, we have entered into a number equity and convertible debt transactions and borrowed funds from banks and individuals affiliated with our company and its subsidiaries in recent years.

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

On February 1, 2020, we entered into a stock purchase agreement to acquire Guanzan. Pursuant to the agreement, we agreed to purchase all the issued and outstanding equity interests in Guanzan and its 80% owned subsidiary, Shude, for RMB 100,000,000 (approximately $14,285,714) to be paid by the issuance of 19,000 shares of Common Stock (reflecting the Reverse Splits), and the cash payment of RMB 80,000,000 (approximately $11,428,571.) On March 18, 2020, we closed the Guanzan acquisition by delivering 19,000 shares of Common Stock. In addition, we assumed bank indebtedness of $1,135,884 in connection with the acquisition. On April 9, 2021, we increased our equity interest in Shude from 80% to 95.2% by making a direct capital investment of $4,892,293 in Shude.

On May 18, 2020, we entered into a securities purchase agreement (the “May SPA”) with two institutional investors (the “Institutional Investors”) to sell convertible notes having a face amount of up to $6,550,000 at an aggregate original issue discount of 19.85% (the “2020 Notes”) and ranking senior to all outstanding and future indebtedness of the Company. Pursuant to the May SPA, two 2020 Notes each in the face amount of $2,225,000 were issued to two Institutional Investors in consideration of the payment of $1,750,000 in cash for each 2020 Note. The 2020 Notes did not bear interest except upon the occurrence of an event of default. Each Institutional Investor also received a warrant (the “Institutional Investor 2020 Warrant”) to purchase 32,500 shares of Common Stock at an initial exercise price of $142.25 per share (post the Reverse Splits and subject to the Event Market Price Adjustment mechanism applicable to the 2020 Notes). The placement agent for the private placement received a warrant (the “Placement Agent 2020 Warrant”, together with the Institutional Investors 2020 Warrant, the “2020 Warrants”) to purchase up to 10% of the aggregate number of shares of Common Stock at an initial exercise price of $14.225 per share (post the Reverse Splits and subject to the Event Market Price Adjustment), subject to increase based on the number of shares Common Stock issued pursuant to the 2020 Notes.

Pursuant to the May SPA, two 2020 Notes each in the face amount of $2,225,000 were issued to the Institutional Investors in consideration of the payment of $1,750,000 in cash for each 2020 Note.

The May SPA, the 2020 Notes and the warrants provided that each and every reference to share prices, shares of Common Stock and any other numbers therein that relate to the Common Stock will be automatically adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions that occur with respect to the Common Stock (each, a “Stock Combination Event”, and such date thereof, the “Stock Combination Event Date”) thereafter. The May SPA, the 2020 Notes and the 2020 Warrants further provided that if after a Stock Combination Event, the Event Market Price is less than the conversion price (in the case of the Convertible Notes) or the exercise price (in the case of the warrants) then in effect (after giving effect to the above adjustments), then on the sixteenth (16th) trading day immediately following such Stock Combination Event Date, the conversion price or exercise then in effect on such sixteenth (16th) trading day (after giving effect to the above adjustments) will be reduced (but in no event increased) to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event Date, the quotient determined by dividing (x) the sum of the dollar volume-weighted average price of the Common Stock for each of the five (5) trading days with the lowest dollar volume-weighted average price of the Common Stock during the fifteen (15) consecutive trading day period ending and including the trading day immediately preceding the sixteenth (16th) trading day after such Stock Combination Event Date, divided by (y) five (5). The price adjustment described in this paragraph is hereinafter referred to as the “Event Market Price Adjustment.”

The 2020 Notes, which matured on the eighteen-month anniversary of the issuance date, were payable in installments and were convertible at the election of the investors at the conversion price of $129.5 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to adjustment in the event of default. Each investor also received a warrant to purchase 13,000 shares of Common Stock (post thr Reverse Splits) at an initial exercise price of $142.25 per share (post the Reverse Splits price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 3,437 shares of Common Stock (post the Reverse Splits) at an initial exercise price of $142.25 per share (post the Reverse Splits price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the 2020 Notes. Pursuant to the May SPA, additional convertible notes in an aggregate original face amount not to exceed $2,100,000 (the “Additional Notes”) could also be issued to the Institutional Investors under certain circumstances.

On June 23, 2020, we completed the disposition of the NF Group, at which time we received $10 million from the buyer.

On February 24, 2021, we entered into an amendment to the May SPA with the Institutional Investors to increase the amount of the Additional Notes by $3,300,000 to $5,400,000. On February 26, 2021, Additional Notes in an aggregate original principal amount of $5,400,000 were issued to the two Institutional Investors, together with the issuance of warrants to acquire an aggregate of 15,200 shares of Common Stock (post the Reverse Splits) at an initial exercise price of $142.25 per share (post the Reverse Splits price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 3,475 shares of our Common Stock (post Two Reverse Splits) at an initial exercise price of $142.25 per share (post the Reverse Splits price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the Additional Notes.

On November 18, 2021, we entered into a securities purchase agreement (the “November SPA”) with the same two Institutional Investors to sell them a series of senior convertible notes (the “2021 Notes”) with an original issue discount of 20% and ranking senior to all outstanding and future indebtedness of the Company in a private placement. Each Institutional Investor paid $3,250,000 in cash for a 2021 Note in the face amount of $3,900,000. The November SPA also provided for the issuance of additional 2021 Notes in an aggregate original principal amount not to exceed $3,900,000 under certain circumstances. The November SPA also contained provisions about the Market Event Price. The 2021 Notes, which were issued on November 22, 2021, matured on the eighteen-month anniversary of the issuance date, were payable by the Company in installments and convertible at the election of the Institutional Investors at the conversion price of $32.5 (post the Reverse Splits price and subject to the Event Market Price Adjustment). Each Institutional Investor also received a warrant (the “Institutional Investor 2021 Warrant”) to purchase 18,000 shares of Common Stock (post Two Reverse Splits) at an initial exercise price of $35.5 per share (post the Reverse Splits price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant (the “Placement Agent 2021 Warrant”, together with the Institutional Investor 2021 Warrants, the “2021 Warrants”) to purchase up to 8% of the aggregate number of shares of Common Stock at an initial exercise price of $35.5 per share (post the Reverse Splits price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares Common Stock issued pursuant to the 2021 Notes.

The Company implemented a reverse stock split on February 2, 2022, at the ratio of 5 to 1. The 2020 Notes and Additional Notes were fully converted before the February reverse split, and therefore no price adjustment was implemented at the conversion, although the price information provided above about the 2020 Notes and Additional Notes was post-split price. The conversion price of the 2021 Notes and the exercise price of the 2020 Warrants and the 2021 Warrants will be adjusted pursuant to the Event Market Price formula upon conversion or exercise.

As of December 31, 2022, one of the Institutional Investors had converted all of its 2021 Notes into shares of Common Stock while the other Institutional Investor held $3,000 of the 2021 Notes.

In 2022, one of the Institutional Investors received 275,000 shares of Common Stock having a then market value of $200,000 as a result of the application of the Floor Amount Issuance and the other Institutional Investor received 1,234,715 shares of Common Stock as a result of this conversion feature having a then market value of $493,886.

In 2022, one of the institutional investors exercised 100,000 warrants on a cashless exercise basis into 44,445 shares of Common Stock having a then market value of $100,000.

During the three months ended March 31, 2023, no shares of Common Stock were issued to the Institutional Investors upon conversion of convertible notes. However, 270,000 shares of Common Stock having a value of $334,800 were issued to one of the Institutional Investors due to the application of the Floor Amount Issuance.

During the three months ended March 31,2023, none of the warrants held by the Institutional Investors were exercised.

During the three months ended June 30, 2023, 2,420 shares were issued to one institutional Investor upon conversion of $3,000 of the 2021 Notes. In addition, 621,762 shares of Common Stock having a value of $770,985 were issued to one Institutional Investor due to the application of the Floor Amount Issuance.

During the three months ended June 30, 2023, no shares of Common Stock were issued to the two Institutional Investors upon exercise of warrants.

During the six months ended June 30, 2023, 2,420 shares of Common Stock were issued to one Institutional Investor upon conversion of $3,000 of the 2021 Notes. In addition, 891,762 shares of Common Stock having a value of $1,105,785 were issued to the other Institutional Investor due to the application of the Floor Amount Issuance. During the six months ended June 30, 2023, none of the warrants held by the Institutional Investors were exercised.

In order to stem the losses that were incurred by Zhuoda and the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals in 2022 because of the impact of Covid-19, we entered into agreements to divest our ownership of Zhouda and our controlling interests in the four hospitals. We have completed the disposition of Zhouda and expect to complete the sales of the controlling interests in the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals in the fourth quarter of 2023.

On July 18, 2022, we issued 1,250,000 shares of Common Stock (post the Reverse Splits) to our Chairman, Mr. Oudom, in consideration of the conversion of a $5 million promissory note after obtaining the approval of shareholders at the Company’s 2022 annual meeting of shareholders.

On December 6, 2022, we sold a convertible promissory note to Mr. Oudom, for $2 million. The note carried an annual interest rate of 6%, which was payable together with the principal amount one year after issuance. Mr. Oudom had the right to convert the Note into our Common Stock at a conversion price of $4.00 per share (reflecting a 1-to-10 reverse stock split on December 9, 2022). The (post Reverse Splits) conversion price of $4.00 reflected a 60% premium on the closing price of the Common Stock on NASDAQ on the date of issuance, which was $0.25. On February 27, 2023, we and Mr. Oudom entered into an agreement whereby we agreed that we would exercise our prepayment right under the Note by issuing shares of Common Stock. In consideration of Mr. Oudom’s agreement to convert the Note into shares of Common Stock and to waive his right to any and all interest accrued and to be accrued under the Note, the Company agreed to issue 1,330,000 shares of Common Stock at a conversion price of $1.50 per share, subject to shareholder approval, as full payment of the $2,000,000 principal and accrued interest of the note. The issuance was approved by the Company’s shareholders on April 13, 2023, and the shares were issued to Mr. Oudom on June 19, 2023.

On February 27, 2023, we entered into a stock purchase agreement with Mr. Oudom, whereby we agreed to sell 2,000,000 shares of Common Stock to Mr. Oudom for $3 million in cash, based on a purchase price of $1.50 per share, subject to shareholder approval. Such issuance was approved by the Company’s shareholders on April 13, 2023. The transaction is expected to close by December 31, 2023.

We also received a $500,000 loan from our Chief Executive Office, Mr. Song, in December 2022, which remains outstanding and carries annual interest of 1%.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2023, and 2022, respectively.

	For the six months ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$2,247,448	$(3,689,637)
Net cash provided by (used in) investing activities
Net cash (used in) provided by financing activities	(1,836,835)	4,454,395
Exchange rate effect on cash	(815,505)	(661,857)
Net cash (inflow)	$(404,892)	$102,901

Operating Activities

Net cash provided by our operating activities was $2,247,448 during the six months ended June 30, 2023 as compared to net cash used in operating activities of $3,689,637 in the six months ended June 30, 2022. During the six months ended June 30, 2023, the increase is attributable to a decrease in accounts receivable of $3.1 million, and the net profit brought by our new subsidiary Phenix. During the six months ended June 30, 2022, the decrease is mainly attributable to a decrease in the amortization of the discount of convertible notes of $1.5 million.

Financing Activities

Cash used in our financing activities was $1,836,835 for the six months ended June 30, 2023 as compared to $4,454,395 provided by financing activities for the six months ended June 30, 2022. During the six months ended June 30, 2023, we repaid $1,961,609 of related party loans and $188,502 of bank loans and obtained $316,397of short-term loans. During the six months ended June 30, 2022, we obtained a $5,000,000 loan from Mr. Oudom that was converted into Common Stock in July 2022 and repaid $399,115 of long-term loans. We also received $80,758 of related party loans from Jiangjin Shen. We also repaid $227,248 of related party loans we owed to Li Zhou. These related party loans were for operating purposes and have no specific terms or interest payments.

Contractual Obligations

On December 28, 2022, the Company entered into an agreement to transfer 87% of the equity interests in Zhongshan to the prior owner. Pursuant to the agreement, the Company agreed to transfer 87% of the equity interests in Zhongshan to the former owner and will continue to own 13% of the equity interests in Zhongshan. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original seller agreed to return the 40,037 shares of Common Stock previously issued (reflecting the Reverse Splits) and RMB 40,000,000 in cash (approximately ($6,116,207) previously paid upon the acquisition of Zhongshan. The former owner also agreed to release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company received a put option to sell part or all of its 13% interest in Zhongshan before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the two parties. On September 1, 2023, 39,037 shares of Common Stock were returned to the Company. The remaining 1,000 shares were returned in the form of cash because the shares were sold by the original seller. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the acquisition will be returned.

On December 28, 2022, the Company entered into an agreement to transfer 90% of the equity interests in the Qiangsheng, Eurasia and Minkang hospitals to their former owners. Pursuant to the agreement, the Company will transfer 90% of the equity interests in each of the three hospitals and continue to own 10% of the equity interests in each hospital. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original sellers agreed to return the 80,000 shares of Common Stock previously issued (reflecting the Reverse Splits) and RMB 20,000,000 (approximately $2,767,860) in cash previously paid upon the acquisition of the three hospitals. The former owner also agreed to release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company received a put option to sell part or all of its 10% interest in each of the three hospitals to the former owner before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the parties. On December 9, 2022, 43,600 shares of Common Stock were returned to the Company and on September 1, 2023, 36,400 shares of Common Stock were returned to the Company. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the acquisitions will be returned.

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix, a distributor of healthcare products. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which has been paid, plus up to 5,270,000 shares of our company’s Common Stock (reflecting the Reverse Splits), of which 270,000 shares were issued upon obtaining the approval of our shareholders. The agreement provided that 5,000,000 shares will be issued if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023, subject to the approval of our shareholders. Such profit metric was met in the second quarter of 2023 and the shares are expected to be issued to Mr. Oudom in the fourth quarter of 2023.

On February 27, 2023, we entered into a stock purchase agreement with Mr. Oudom, whereby we agreed to sell 2,000,000 shares of Common Stock to Mr. Oudom for $3 million in cash, based on a purchase price of $1.50 per share, subject to shareholder approval. Such issuance was approved by the Company’s shareholders on April 13, 2023. The transaction is expected to close by December 31, 2023.

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

We are in the process of restating our financial statements for year ended December 31, 2022 and the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022 and March 31, 2023, to correct errors identified in our prior financial statements. We have concluded that the restatements do not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(1)     We are in the process of restating the Consolidated Statements of Equity for the quarterly periods ended June 30, 2022 and September 30, 2022. The restatement relates to the stockholders’ equity and noncontrolling interests presented in the consolidated balance sheets, as of June 30, 2022 and September 30, 2022, which had been presented in the form of a reconciliation of the beginning balance to the ending balance for each period for which a consolidated statement of comprehensive income was required to be filed.  We will provide reconciliations for the interim periods covered by the Consolidated Statement of Equity for the periods ended June 30, 2022 and September 30, 2022.  This restatement should not have any effect on net income, per-share amount, or retained earnings and other components of equity or net assets for prior filing and current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(2)     On June 9, 2022, the Company issued a $5 million subordinated promissory note, which was converted into 1,250,000 shares of the Company’s Common Stock (post the December 2022 1 to 10 reverse split) on July 18, 2022, upon obtaining shareholder approval for the transaction. We erroneously reflected the proceeds of the promissory note in the Consolidated Statements of Cash Flows as “Issuance of Common Stock” for the six month period ended June 30, 2022.   We failed to reflect this promissory note as a note payable as of June 30, 2022. As a result, we are in the process of restating our financial statements for the quarterly period ended June 30, 2022. This restatement did not effect our net income, per-share amounts, retained earnings or other components of equity or net assets for prior filings and the current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(3)     We restated our financial statements for the year ended December 31, 2021 and are in the process of restating the our financial statements for the quarterly period ended June 30, 2022 to correct errors identified in our prior financial statements. In the year ended December 31, 2021 and the quarterly periods ended March 31, 2022 and June 30, 2022, we recorded amortization of convertible notes as a general and administrative expense in error. We have revised the financial statements for the year ended December 31, 2021 and the six months ended June 30, 2022 and are in the process of revising our financial statements for the quarterly period ended March 31, 2022 to record the amortization of convertible notes as an “other expense”. The impact of the restatement on our financial statements is the reclassification of such expense as an “other expense”. The reclassification also affected the classification of such expense in the Consolidated Statements of Cash Flows. We have also amended various footnotes to the financial statements. We restated our financial statements for the year ended December 31, 2021 and are in the process of restating the financial statements for the year ended December 31, 2022 and the quarterly periods ended March 31, 2022, June, 30, 2022 and September 30, 2022 to correct this issue. This restatement did not affect our net income (loss) , net income (loss) per-share, retained earnings or other components of equity or net assets for our prior filings and the current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(4)     We are in the process of restating our financial statements for the year ended December 31, 2022, where we incorrectly accounted for the acquisition of Phenix. On July 5, 2022, we entered into a stock purchase agreement, which was subsequently amended, pursuant to which we agreed to acquire Phenix and paid a deposit of $180,000 on July 7, 2022. The closing did not occur until March 15, 2023.  As of December 31, 2022, the accounting for the Phenix acquisition was incorrectly recorded as follows: (1) a long-term equity investment as a debit entry, (2) cash as a credit, and (3) other payables as a credit entry. Since the Phenix acquisition had not taken place as of December 31, 2022, it should not have been recorded as a long-term equity investment. As such, we reversed the long-term equity investment account and other payables account and recorded the deposit as a prepayment. This restatement did not affect our net income, per-share amounts, or retained earnings, but affected the net assets in the quarterly period ended March 31, 2023. We have concluded that the restatement does not materially affect our liquidity or other financial obligations.

(5)       We are in the process of restating the Consolidated Statements of Cash Flows for the quarterly periods ended June 30, 2022, September 30, 2022, March 31, 2023 and for the year ended December 31, 2022. The restatement relates to the discontinued entities' cashflow presented in the Consolidated Statements of Cash Flows, for the quarterly periods ended June 30, 2022, September 30, 2022, March 31, 2023, and for the year ended December 31, 2022, which have not presented in the prior period filling. In the restated Consolidated Statements of Cash Flows, we will present the discontinued entities’ cash flows in the Consolidated Statements of Cash Flows instead of zero. This restatement does not affect net income (loss), net income (loss) per-share, or retained earnings and other components of equity or net assets in our prior filings or in our current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

We are taking steps to address the causes of the restatements and to improve our internal controls over financial reporting. We are in the process of hiring a new third-party consulting firm to assist us in strengthening our daily internal controls and financial reporting process review. We also aim to improve our internal accounting department management as well. We are committed to maintaining the integrity of our financial statements and to provide accurate and transparent financial information to our investors.

Management also determined that the Company has insufficient written policies and procedures for accounting and financial reporting, which hindered the financial statement closing process.

Management’s Remediation Plan

The Company has taken steps to address the cause of the restatement and to improve our internal controls over financial reporting. The Company hired a consulting firm to assist our accounting department on internal controls and financial reporting. The Company is committed to maintaining the integrity of our financial statements and to providing accurate and transparent financial information to our investors.

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

We expect to implement the following measures in 2023 to remediate the material weaknesses identified: (1) To establish additional written policies and procedures for accounting and financial reporting to improve the Company’s financial statement closing process; (2) To continue providing applicable training for our financial and accounting staff to enhance their understanding of U.S. GAAP and internal control over financial reporting; (3) To continue providing applicable training for our accounting manager to improve our internal review process.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II ---- OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors

The loss of, or a material reduction in orders from Phenix Bio Inc.’s sole customer, would materially and adversely affect our results of operations and financial condition.

Our new subsidiary, Phenix has generated all of its sales of dietary supplements in the six months ended June 30, 2023 from one customer, Meta Time, an online seller of such products. The loss of this customer, or a material reduction in their purchases, would have a material adverse effect on our financial condition, liquidity, and results of operations.

As of the date of this filing, there have been no other material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2023, 2,420 shares of Common Stock were issued to one Institutional Investor upon conversion of $3,000 of convertible notes. In addition, 891,762 shares of Common Stock having a value of $1,105,785 were issued to the other Institutional Investor due to the application of Floor Amount Issuance contained in the convertible notes.

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

BIMI International Medical Inc.
(Registrant)

Date: November 22, 2023	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: November 22, 2023	By:	/s/ Baiqun Zhong
Baiqun Zhong
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)