Form 10-Q
period 2023-09-30
BIMI International Medical Inc.
filed 2023-12-19
CIK 1213660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of December 15, 2023, the registrant had 11,589,569 shares of Common Stock, par value $0.001 per share, issued and shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(RESTATED)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$994,131	$2,336,636
Accounts receivable, net	4,115,964	3,208,286
Advances to suppliers	8,737,956	6,589,759
Amount due from related parties	6,964	-
Inventories, net	7,086,791	7,654,242
Prepayments and other receivables	1,278,336	1,527,079	*
Current assets from discontinued operations-held for sale	2,147,050	2,099,673
Total current assets	24,367,192	23,415,675

NON-CURRENT ASSETS
Deferred tax assets	184,433	190,132
Property, plant and equipment, net	1,671,628	1,703,420
Intangible assets-net	468,163	16,183
Operating lease-right of use assets	2,907,606	2,942,265
Goodwill	2,065,666	2,065,666
Non-current assets from discontinued operations-held for sale	3,376,261	3,761,149
Total non-current assets	10,673,757	10,678,815	*

TOTAL ASSETS	$35,040,949	$34,094,490	*

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Short-term loans	$1,136,522	$818,425
Long-term loans due within one year	135,809	105,965
Convertible promissory notes, net	-	1,108,785
Accounts payable, trade	10,438,404	10,785,531
Advances from customers	761,759	923,131
Amount due to related parties	524,195	2,980,441	*
Taxes payable	26,800	71,915
Other payables and accrued liabilities	3,265,456	3,175,574
Lease liabilities	726,309	532,630
Current liabilities from discontinued operations-held for sale	3,143,243	3,239,950
Total current liabilities	20,158,497	23,742,347	*

NON-CURRENT LIABILITIES
Lease liabilities	2,447,060	2,574,751
Long-term loans	24,374	314,786
Non-current liabilities from discontinued operations-held for sale	2,269,672	2,245,373
Total non-current liabilities	4,741,106	5,134,910

TOTAL LIABILITIES	24,899,603	28,877,257	*

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value; 200,000,000 shares authorized; 6,673,006 and 3,764,780 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively **	6,673	3,765
Additional paid-in capital	78,997,594	71,899,271
Statutory reserves	2,263,857	2,263,857
Accumulated deficit	(71,429,357)	(70,143,785)
Accumulated other comprehensive income (loss)	(1,132,206)	24,583
Total BIMI International Medical Inc.’s equity	8,706,561	4,047,691

NON-CONTROLLING INTERESTS	1,434,785	1,169,542

Total stockholders’ equity	10,141,346	5,217,233

Total liabilities and stockholders’ equity	$35,040,949	$34,094,490	*

*	In our financial statements for the year ended December 31, 2022, we incorrectly accounted for the acquisition of Phenix Bio Inc. On July 5, 2022, we entered into a stock purchase agreement, which was subsequently amended, pursuant to which we agreed to acquire Phenix and paid a deposit of $180,000 on July 7, 2022. The closing did not occur until March 15, 2023. As of December 31, 2022, the accounting for the Phenix acquisition was incorrectly recorded as follows: (1) a long-term equity investment as a debit entry, (2) cash as a credit, and (3) other payables as a credit entry. Since the Phenix acquisition had not taken place as of December 31, 2022, it should not have been recorded as a long-term equity investment. As such, we reversed the long-term equity investment account and other payables account and recorded the deposit as a prepayment.

**	On February 2, 2022, we effected a reverse stock split of Common Stock at a ratio of 1-to-5 and on December 9, 2022, we effected a reverse stock split of Common Stock at a ratio of 1-to-10 (collectively, the “Reverse Splits”).

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(RESTATED)

	For three months ended September, 30			For nine months ended September 30,
	2023	2022		2023	2022
REVENUES	$2,523,193	$4,932,479	*	$11,278,496	$10,476,224	*

COST OF REVENUES	2,408,038	4,229,316	*	6,589,020	8,928,138	*

GROSS PROFIT	115,155	703,163	*	4,689,476	1,548,086	*

OPERATING EXPENSES:
Sales and marketing	171,763	310,475		664,076	952,102
General and administrative	3,093,088	2,805,211	*	5,220,553	7,924,995	*
Total operating expenses	3,264,851	3,115,686	*	5,884,629	8,877,097	*

INCOME (LOSS) FROM OPERATIONS	(3,149,696)	(2,412,523	)*	(1,195,153)	(7,329,011	)*
OTHER INCOME (EXPENSE)
Interest income	53	263	*	379	616	*
Interest expense	(35,877)	(35,038)		(105,407)	(131,756)
Exchange gain (loss)	(1,338)	7,427	*	(3,622)	991	*
Amortization of convertible notes (1)	-	(771,124)		-	(2,313,372)
Gain on disposition of former subsidiaries	107,101	-		304,840	-
Non-operating income (expense)	(54,315)	101,498		(147,618)	(2,511,520)
Other income	-	8,886	*	-	75,606	*
Total other income (expense), net	15,624	(688,088	)*	48,572	(4,879,435	)*

INCOME (LOSS) BEFORE INCOME TAXES	(3,134,072)	(3,100,611	)*	(1,146,581)	(12,208,446	)*

PROVISION FOR INCOME TAXES	-	(949)		-	6,202

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,134,072)	(3,099,662	)*	(1,146,581)	(12,214,648	)*

DISCONTINUED OPERATIONS
Loss from discontinued operations-held for sale	(116,718)	(758,465	)*	(259,820)	(957,203	)*
Loss from discontinued operations	-	(26,928)		-	-
NET INCOME (LOSS)	(3,250,790)	(3,885,055	)*	(1,406,401)	(13,171,851	)*
Less: net loss attributable to noncontrolling interest	(121,545)	(1,450)		(120,830)	(3,948)
NET INCOME (LOSS) ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICIAL INC.	(3,129,245)	(3,883,605	)*	(1,285,571)	(13,167,903	)*

OTHER COMPREHENSIVE (LOSS)
Foreign currency translation adjustment	(630,330)	(399,821)		(1,156,789)	(1,367,407)
TOTAL COMPREHENSIVE INCOME (LOSS)	(3,881,120)	(4,284,876	)*	(2,563,190)	(14,539,258	)*
Less: comprehensive income (loss) attributable to noncontrolling interest	190,783	(487,621)		(1,317,844)	(1,022,664)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BIMI INTERNATIONAL MEDICIAL INC.	$(4,071,903)	$(3,797,255	)*	$(1,245,346)	$(13,516,594	)*
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	6,429,980	36,395,729	*	4,967,278	24,037,736	*

INCOME (LOSS) PER SHARE
Continuing operations-Basic and diluted	(0.49)	(0.09	)*	(0.23)	(0.51	)*
Discontinued operations-Basic and diluted	(0.02)	(0.02	)*	(0.05)	(0.04	)*
Basic and diluted	(0.51)	(0.11	)*	(0.28)	(0.55	)*

The accompanying notes are an integral part of the condensed consolidated financial statements

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(RESTATED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Statutory	Non Controlling		Accumulated	Total Stockholders’
	Shares**	Amount	Capital	Income	Reserves	Interests		Deficit	Equity
Balance as of December 31, 2022	3,764,780	3,765	71,899,271	24,583	2,263,857	1,169,542		(70,143,785)	5,217,233

Issuance of Common Stock	270,000	270	376,337	-	-	-		-	376,607 **

Net income	-	-	-	-	-	443		789,549 *	789,992 *

Foreign currency translation adjustment	-	-	-	227,068 *	-	(112,519	)*	3,187,087 *	3,301,636 *

Discontinued operations and subsidiaries -held for sale	-	-	-	(74)	-	-		(3,186,202)	(3,186,276)

Balance as of March 31, 2023	4,034,780	4,035	72,275,608	251,577 *	2,263,857	1,057,466	*	(69,353,351)*	6,499,192 *

Issuance of Common Stock	2,224,182	2,224	5,141,761	-	-	-		-	5,143,985

Net income	-	-	-	-	-	272		1,054,125	1,054,397

Foreign currency translation adjustment	-	-	-	(757,599)	-	567,830		83,320	(106,449)

Discontinued operations and subsidiaries -held for sale	-	-	-	4,146	-	-		(82,775)	(78,629)

Balance as of June 30, 2023	6,258,962	6,259	77,417,369	(501,876)	2,263,857	1,625,568		(68,298,681)	12,512,496

Issuance of Common Stock	414,044	414	1,580,225	-	-	-		-	1,580,639

Net loss	-	-	-	-	-	(121,545)		(3,129,245)	(3,250,790)

Foreign currency translation adjustment	-	-	-	(631,231)	-	(69,238)		77,095	(623,374)

Discontinued operations and subsidiaries -held for sale	-	-	-	901	-	-		(78,526)	(77,625)

Balance as of September 30, 2023	6,673,006	6,673	78,997,594	(1,132,206)	2,263,857	1,434,785		(71,429,357)	10,141,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIMI INTERNATIONAL MEDICAL, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,406,401)	$(13,171,851	)*
Net loss from discontinued operations	(259,820)	(957,203	)*
Net loss from continuing operations	(1,146,581)	(12,214,648	)*
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	111,252	86,111
Allowance for doubtful accounts	2,394,843	-
Stock compensation	-	2,339,963	*
Amortization of discount of convertible promissory notes	-	2,313,372	*
Gain on disposition of former subsidiaries	304,840	-

Change in operating assets and liabilities
Accounts receivable	(3,302,521)	414,102	*
Advances to suppliers	1,937,809	5,417,687	*
Prepayments and other receivables	248,743	145,802	*
Inventories	567,451	1,287,095	*
Operating lease-right of use assets	34,659	305,999	*
Accounts payable, trade	(347,127)	(3,042,294	)*
Advances from customers	(161,372)	(375,390	)*
Operating lease liabilities	65,988	(286,203	)*
Taxes payable	(39,416)	(232,187	)*
Other payables and accrued liabilities	89,882	(1,695,774	)*
Net cash provided by (used in) operating activities from continuing operations	758,450	(5,536,365	)*
Net cash provided by (used in) operating activities from discontinued operations	5,283	(1,054,953	)*
Net cash provided by (used in) operating activities	763,733	(6,591,318	)*

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for the acquisition of Phenix Bio Inc.	-	(180,000)
Purchase of properties and intangible assets	(603,892)	-
Net cash used in investing activities from continuing operations	(603,892)	(180,000)
Net cash used in investing activities	(603,892)	(180,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible promissory note to related party	-	5,000,000	*
Net proceeds from stock purchase	1,600,000	-
Issuance of Common Stock	1,600	-
Proceeds from short-term loan	318,097	112,679
Proceeds from long-term loan	29,844	-
Repayment of long-term loans	(290,412)	(366,315	)*
Amount repaid to related parties	(2,463,210)	(254,768	)*
Net cash (used in) provided by financing activities from continuing operations	(804,081)	4,491,596	*
Net cash used in financing activities from discontinued operations	-	(333,686	)*
Net cash (used in) provided by financing activities	(804,081)	4,157,910	*

EFFECT OF EXCHANGE RATE ON CASH	(698,265)	(995,684	)*

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,342,505)	(3,609,092	)*
CASH AND CASH EQUIVALENTS, beginning of period	2,336,636	4,609,431	*
CASH AND CASH EQUIVALENTS, end of period	$994,131	$1,000,339	*

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$-	$217,837	*
Cash paid for interest expense, net of capitalized interest	$64,861	$87,425	*

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES

Issuance of Common Stock upon conversion of convertible notes	-	15,531	*
Issuance of Common Stock as a result of the application of the “Floor Amount Issuance” with respect to the conversion of convertible promissory note	1,308	-
Lease liabilities arising from acquisition of right-of-use assets	39,875	44,826	*

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

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a developer and distributor of dietary supplements, in consideration of $1,800,000. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which was paid on July 7, 2022, plus up to 5,270,000 shares of the Company’s Common Stock (reflecting the Reverse Splits), of which 270,000 shares were issued to Mr. Oudom on June 19, 2023, after shareholder approval was obtained. We agreed to issue 5,000,000 shares of Common Stock to Mr. Oudom in the event that Phenix will generate at least $2,500,000 in net profit in calendar year 2023 or in any fiscal quarter of 2023. Such performance target was met in the second quarter of 2023 and the 5,000,000 shares were issued to Mr. Oudom on December 6, 2023.

As of September 30, 2023, the Company has four operating segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and healthcare products.

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

As of September 30, 2022, the Company had four operating segments: wholesale medical devices, wholesale pharmaceuticals, medical services, and retail pharmacy.

As of September 30, 2023, the details of the Company’s subsidiaries are as follows:

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred significant net losses of $1,406,401 and $13,171,851 during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had an accumulated deficit of $71.4 million. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

(2) On June 9, 2022, the Company issued a $5 million subordinated promissory note, which was converted into 1,250,000 shares of the Company’s Common Stock (post the December 2022 1 to 10 reverse split) on July 18, 2022, upon obtaining shareholder approval for the transaction. We erroneously reflected the proceeds of the promissory note in the Consolidated Statements of Cash Flows as “Issuance of Common Stock” for the nine month period ended September 30, 2022. We failed to reflect this promissory note as a note payable as of September 30, 2022. As a result, we are in the process of restating our financial statements for the quarterly period ended September 30, 2022. This restatement did not effect our net income, per-share amounts, retained earnings or other components of equity or net assets for prior filings and the current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(3) We restated our financial statements for the year ended December 31, 2021 and are in the process of restating the our financial statements for the quarterly period ended September 30, 2022 to correct errors identified in our prior financial statements. In the year ended December 31, 2021 and the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, we recorded amortization of convertible notes as a general and administrative expense in error. We have revised the financial statements for the year ended December 31, 2021 and the nine months ended September 30, 2022 and are in the process of revising our financial statements for the quarterly period ended March 31, 2022 and June 30, 2022 to record the amortization of convertible notes as an “other expense”. The impact of the restatement on our financial statements is the reclassification of such expense as an “other expense”. The reclassification also affected the classification of such expense in the Consolidated Statements of Cash Flows. We have also amended various footnotes to the financial statements. We restated our financial statements for the year ended December 31, 2021 and are in the process of restating the financial statements for the year ended December 31, 2022 and the quarterly periods ended March 31, 2022, June, 30, 2022 and September 30, 2022 to correct this issue. This restatement did not affect our net income (loss), net income (loss) per-share, retained earnings or other components of equity or net assets for our prior filings and the current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

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

We are taking steps to address the causes of the restatements and to improve our internal controls over financial reporting. We are in the process of hiring a new third party consulting firm to assist us in strengthening our daily internal controls and financial reporting process review. We also aim to improve our internal accounting department management as well. We are committed to maintaining the integrity of our financial statements and to provide accurate and transparent financial information to our investors.

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

The unaudited condensed consolidated financial information as of September 30, 2023, and for the three and nine months ended September 30, 2023, and 2022 have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on May 4, 2023.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2023 and its unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, and its unaudited condensed consolidated cash flows for the three and nine months ended September 30, 2023 and 2022, as applicable, have been made. The results of operations are not necessarily indicative of the operating results for the fiscal year or any future periods.

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

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company will cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts was Nil.

●	Businesses held for sale

In late 2022, we committed to a plan to dispose of the Zhongshan, Minkang, Qiangsheng and Eurasia hospitals and ceased the operation of the Guoyitang hospital. An impairment is recorded, if necessary, on an annual basis or at the point of sale, based on an impairment assessment report by a third party.

When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. The current accounting standards require that goodwill and intangible assets should be deemed to have indefinite lives, which should be tested for impairment at least annually (or more frequently if impairment indicators arise). Other intangible assets are amortized over their useful lives. At the end of the fourth quarter of 2022, we recorded impairment losses totaling approximately $5.4 million with respect to the goodwill relating to our acquisitions of the Guanzan Group, Zhongshan, Guoyitang, Minkang, Qiangsheng and Eurasia.

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

The carrying amount of the major classes of assets and liabilities of the businesses held for sale as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30,	December 31,
	2023	2022
Assets from held for sale
Current assets
Cash and cash equivalents	$155,493	$53,928
Accounts receivable, net	519,595	501,054
Advances to suppliers	199,004	211,335
Amount due from related parties	340,069	350,577
Inventories, net	154,964	155,736
Prepayments and other receivables	777,925	827,043
Total current assets	2,147,050	2,099,673

Non-current assets
Deferred tax assets	(129)	(133)
Property, plant and equipment, net	1,199,189	1,254,328
Operating lease-right of use assets	2,177,201	2,506,954
Total non-current assets	3,376,261	3,761,149

Total assets held for sale	$5,523,311	$5,860,822

Liabilities of held for sale businesses
Current liabilities
Short-term loans	$208,919	$215,375
Accounts payable, trade	1,384,753	1,480,098
Advances from customers	2,685	1,537
Taxes payable	326,661	336,755
Other payables and accrued liabilities	771,513	739,873
Lease liability-current	448,712	466,312
Total current liabilities	3,143,243	3,239,950

Non-current liabilities
Lease liability-non current	2,269,672	2,245,373
Total non-current liabilities	2,269,672	2,245,373

Total liabilities	5,412,915	5,485,323

The summarized operating results of the businesses held for sale included in the Company’s consolidated statements of operations consist of the following:

	For the nine months ended September 30,
	2023	2022
Revenues	$326,245	6,785,727
Cost of revenues	176,161	4,065,166
Gross profit	150,084	2,720,561

Operating expense	308,152	3,319,273
Other expense	(101,026)	(334,479)
Loss before income taxes	(259,094)	(933,191)

Income tax expense	726	24,012
Loss from businesses held for sale	$(259,820)	$(957,203)

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow-moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of September 30, 2023 and December 31, 2022, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $26,775 and $27,602, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company recorded impairments for goodwill of Nil and $5,385,811, respectively.

As a result of the impairments recognized on December 31, 2022, the remaining goodwill of the Company was related to the acquisitions of Guanzan and Zhongshan. The remaining goodwill of Guanzan was $1,392,449, and the remaining goodwill of Zhongshan was $673,217 as of December 31, 2022 and September 30, 2023. As of September 30, 2023, the fair value of these businesses was at risk for future goodwill impairments, based on the continuation of negative macroeconomic conditions, which could represent potential indicators of impairment requiring further impairment analysis in 2023. The Company continues to monitor for potential impairment should impairment indicators arise.

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

For the nine months ended September 30, 2023 and 2022, the Company did not incur any interest or penalties associated with the tax positions it has taken. As of September 30, 2023, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective period:

	September 30, 2023	September 30, 2022
Period-end RMB:US$1 exchange rate	7.1798	7.0998
Nine months end average RMB:US$1 exchange rate	7.0148	6.6068

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the nine months ended September 30, 2023, and 2022, the Company operated in four reportable segments in the PRC.

As of September 30, 2023, the Company had four reportable segments, which consisted of retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and healthcare products.

As of September 30, 2022, the Company had four reportable segments, which consisted of wholesale medical devices, wholesale pharmaceuticals, medical services and retail pharmacies.

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

Convertible promissory note - As of September 30, 2023 and 2022, the carrying value of the Company’s convertible promissory notes was Nil and $383,317, respectively. -

Recent accounting pronouncements

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for the Company for the fiscal year ending March 31, 2025 and interim reporting periods during the fiscal year beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on the financial position, results of operations and cash flows.

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

On November 20, 2020, the parties to the Guanzan SPA entered into a prepayment and amendment agreement (the “Prepayment Agreement”) for the prepayment of a portion of the cash consideration in the amount of RMB 20,000,000, in the form of shares of Common Stock valued at $3.00 per share, in light of Guanzan’s performance during the period from March 18, 2020, to September 30, 2020. On November 30, 2020, 20,000 shares (after the Reverse Splits) of our Common Stock were issued to the designated assignees of the seller as the prepayment. Upon the approval of the Company’s shareholders, on August 27, 2021, the Company issued 92,000 shares of Common Stock (post the Reverse Splits) as payment in full for the balance of the post-closing consideration for the acquisition of Guanzan.

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

7. THE ACQUISITION OF THE QIANGSHENG, EURASIA AND MINKANG HOSPITALS

On April 9, 2021, the Company and Chongqing Bimai entered into a stock purchase agreement to acquire three private hospitals in the PRC, Qiangsheng, Eurasia and Minkang. Pursuant to the agreement, the Company agreed to purchase all the issued and outstanding equity interests in Qiangsheng, Eurasia and Minkang in consideration of approximately RMB162,000,000 (approximately $25,023,555) to paid by the issuance of 80,000 shares of Common Stock (post the Reverse Splits), the value of which was agreed to be RMB 78 million (approximately $12 million) and the payment of RMB 84,000,000 (approximately $13,008,734) in cash (the “Cash Consideration”). The first payment of the Cash Consideration was RMB 20,000,000 (approximately $3,097,317). The second and third payments of the Cash Consideration of RMB 64,000,000 (approximately $9,911,416) were subject to post-closing adjustments based on the performance of Qiangsheng, Eurasia and Minkang in 2021 and 2022. The sellers had the choice to receive the second and third payments in the form of the shares of Common Stock valued at $15 per share (post the Reverse Splits) or in cash. The transaction closed on May 6, 2021; at which time the 16,000 shares of Common Stock (post the Reverse Splits) were issued. As the future performance of the three hospitals was uncertain, the total acquired consideration at the acquisition date was calculated based on the value of the closing payment without taking into consideration of potential payments based on future performance. As a result of the performance failure by the three hospitals for the year ended December 31, 2021, the sellers were not eligible to receive any contingent payments.

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

10. THE ACQUISITION OF PHENIX

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (Phenix”), a developer and distributor of dietary supplements, in consideration of $1,800,000, consisting of $180,000 in cash (paid on July 7, 2022) and the issuance of 270,000 shares of Common Stock (reflecting the December 2022 reverse split). In a further amendment to the agreement dated February 27, 2023, we agreed to issue an additional 5,000,000 shares of Common Stock to Mr. Oudom if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023. Upon obtaining shareholder approval for the transaction, we issued 270,000 shares of Common Stock to Mr. Oudom on June 19, 2023. We agreed to issue 5,000,000  shares of Common Stock to Mr. Oudom in the event that Phenix will generate at least $2,500,000 in net profit in calendar year 2023 or in any fiscal quarter of 2023. Such performance target was met in the second quarter of 2023 and the 5,000,000 shares were issued to Mr. Oudom on December 6, 2023.

The Company’s healthcare products are developed and distributed by Phenix. Phenix owns its formulas and uses out-sourced facilities in the U.S. and Australia to manufacture its products. In the first nine months of 2023, Phenix sold all its products through one online sales platform. Most of the customers were from Asian countries. Phenix currently offers six categories of dietary supplements, a cardiovascular product, an anti-insomnia and depression product, a male aphrodisiac product, a woman’s menopausal syndrome product, a gout product, and an immunity enhancer.

The following summarizes the identified assets acquired and liabilities assumed pursuant to Phenix acquisition as of March 15, 2023:

Items	Amount
Assets
Cash and cash equivalents	$1,511,220
Accounts receivable	346
Inventories	892,214
Advances and other receivables	386,965
Fixed assets	99,599
Intangible assets	500,000
Liabilities
Accounts payable	(6,650)
Other payables and accrued liabilities	(13,883)
Advance from customer	(1,028,004)
Total net assets	$2,341,807

The fair value of all assets acquired, and liabilities assumed is the estimated book value of the Phenix.

The determination of the share value was determined according to the closing price of the Company’s Common Stock on the day the shares were issued.

Cash payment on July 7,2022	$180,000
The value of the 270,000 shares issued on June 19, 2023	$291,600
Total consideration	$471,600
Net assets	$2,341,807
Additional paid in capital	$1,870,207

11. THE DISPOSAL OF XINRONGXIN

On January 3, 2023, the Company deregistered Xinrongxin. The Company recognized a gain of $259,636 on the disposition of the former subsidiary.

The consolidated Xinrongxin balance sheet on January 3, 2023 consisted of the following:

Items	Amount
Assets
Cash and cash equivalents	$4,137
Long-term Investment	42,767
Liabilities
Other payables and accrued liabilities	(306,540)
Total net assets	$(259,636)

12. THE DISPOSAL OF LIAONING BOYI

On September 5, 2023, the Company deregistered Liaoning Boyi. The Company recognized a loss of $30,131 on the disposition of the former subsidiary.

The consolidated Liaoning Boyi balance sheet on September 5, 2023 consisted of the following:

Items	Amount
Assets
Cash and cash equivalents	$128
Prepayments and other receivables	10,278
Fixed assets	9,758
Intangible assets	10,270
Liabilities
Other payables and accrued liabilities	(303)
Total net assets	$30,131

13. THE DISPOSAL OF DALIAN BOYI

On September 27, 2023, the Company deregistered Dalian Boyi. The Company recognized a gain of $75,335 on the disposition of the former subsidiary.

The consolidated Dalian Boyi balance sheet on September 27, 2023 consisted of the following:

Items	Amount
Assets
Cash and cash equivalents	$531
Prepayments and other receivables	2,737
Fixed assets	678
Liabilities
Other payables and accrued liabilities	(79,281)
Total net assets	$(75,335)

14. ACCOUNTS RECEIVABLE

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

The Company routinely evaluates the need for allowance for doubtful accounts based on specifically identified amounts that the management believes to be uncollectible. If the actual collection experience changes, revisions to the allowance may be required. As of September 30, 2023, and December 31, 2022, accounts receivable consisted of the following:

	September 30, 2023	December 31, 2022
Accounts receivable, cost	$8,019,335	$4,813,160
Less: allowance for doubtful accounts	(3,903,371)	(1,604,874)
Accounts receivable, net	$4,115,964	$3,208,286

Movements of allowance for accounts receivable are as follows:

	September 30, 2023	December 31, 2022
Beginning balance	$1,604,874	$322,145
Additions	2,298,497	1,282,729
Ending Balance	$3,903,371	$1,604,874

15. ADVANCES TO SUPPLIERS

Advances to suppliers represent the amount the Company prepaid to its suppliers for merchandises for sale in the ordinary course of business. As of September 30, 2023, and December 31, 2022, the Company reported advances to suppliers as follow:

	September 30, 2023	December 31, 2022
Advances to suppliers	$8,737,956	$6,589,759

No bad debt expenses were accrued for doubtful accounts relating to advances to suppliers for the nine months ended September 30, 2023 and 2022, respectively.

16. INVENTORIES

The Company’s inventories consist of medicine, medical devices and healthcare products that are sold either on a retail or wholesale basis. Inventories consisted of the following:

	September 30, 2023	December 31, 2022
Pharmaceuticals	$6,579,144	$7,067,613
Healthcare products	319,075	-
Medical devices	215,347	614,231
Less: allowance for obsolete and expired inventory	(26,775)	(27,602)
	$7,086,791	$7,654,242

Movements of inventory reserves are as follows:

	September 30, 2023	December 31, 2022
Beginning balance	$27,602	$103,178
Reversal	-	(75,576)
Exchange rate variance	(827)	-
Ending Balance	$26,775	$27,602

For the nine months ended September 30, 2023 and 2022, the Company had accrued allowances of $26,775 and $27,077, respectively, for obsolete and expired items.

17. PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables represent the amount that the Company prepaid as rent deposits for its retail stores, hospitals and office space, special medical device purchase deposits, prepaid rental fee and professional services, advances to employees in the ordinary course of business, VAT deductibles and other miscellaneous receivables. The table below sets forth the balances as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Deposit for rentals	$124,749	$132,960
Prepaid expenses and improvements of offices	54,438	56,121
Prepaid for acquisition of Phenix	-	180,000
Deposit for purchase of medical devices	147,560	166,765
Deposit for sales platform	21,533	24,337
Receivables form third party	87,048	66,986
VAT deductibles	830,193	881,014
Others	29,191	42,771
Less: allowance for doubtful accounts	(16,376)	(23,875)
Prepayments and other receivables, net	$1,278,336	1,527,079

Movements of allowance for doubtful accounts are as follows:

	September 30, 2023	December 31, 2022
Beginning balance	$23,875	$26,080
Reversal	(7,499)	(2,205)
Ending Balance	$16,376	$23,875

Management evaluates the recoverable value of these balances periodically according to the Company’s policy of credit and allowance for doubtful accounts. For the nine months ended September 30, 2023 and 2022, the Company recorded bad debt allowances of $16,376 and $23,420, respectively.

18. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Buildings	$727,060	$749,526
Office equipment	125,577	132,329
Electronic equipment	34,606	37,257
Furniture	41,264	30,764
Vehicles	229,482	168,512
Medical equipment	897,548	925,281
Leasehold improvements	525,959	598,677
	2,581,496	2,642,346
Less: accumulated depreciation	(909,868)	(938,926)
Property, plant and equipment, net	$1,671,628	$1,703,420

Depreciation expense for the nine months ended September 30, 2023 and 2022 were $73,752 and $86,111, respectively.

19. INTANGIBLE ASSETS

	September 30, 2023	December 31, 2022
Software	$6,233	$19,679
Trademark use rights	500,000	-
Less: accumulated amortization	(38,070)	(3,496)
Intangible assets, net	$468,163	$16,183

The trademark use rights acquired in the nine months ended September 30, 2023, relate to the trademarks for products being sold by Phenix. The trademarks relate to nine healthcare products including, general recovery, cardiovascular and cerebrovascular disease prevention, male health care, female health care, and memory enhancement for the elderly.

Amortization expense for the nine months ended September 30, 2023 and 2022 were $37,500 and Nil, respectively.

20. LEASES

Balance sheet information related to the Company’s operating leases was as follows*:

	September 30, 2023	December 31, 2022
Operating Lease Assets
Operating lease	$2,907,606	$2,942,265
Total operating lease assets	$2,907,606	$2,942,265
Operating Lease Obligations

Current operating lease liabilities	$726,309	532,630
Non-current operating lease liabilities	$2,447,060	2,574,751
Total Lease Liabilities	$3,173,369	3,107,381

*	The Company’s operating leases include the leases of operating companies only and do not include discontinued operations-held for sale.

Lease liability maturities as of September 30, 2023, are as follows:

September 30, 2023
October 1, 2023 to September 30, 2024	809,424
October 1, 2024 to September 30, 2025	830,940
October 1, 2025 to September 30, 2026	785,644
October 1, 2026 to September 30, 2027	757,958
2027 and thereafter	320,075
Total minimum lease payments	3,504,041
Less: Amount representing interest	(330,672)
Total	3,173,369

21. GOODWILL

Changes in the carrying amount of goodwill consisted of the following:

	September 30, 2023	December 31, 2022
Beginning balance	$2,065,666	$8,376,217
Disposal of Zhuoda	-	(924,740)
Impairment during the year	-	(5,385,811)
Goodwill	$2,065,666	$2,065,666

As a result of the impairments recognized on December 31, 2022, the remaining goodwill of the Company was related to the acquisitions of Guanzan and Zhongshan. The remaining goodwill of Guanzan was $1,392,449, and the remaining goodwill of Zhongshan was $673,217 as of December 31, 2022 and September 30, 2023, respectively. As of September 30, 2023, the fair value of these businesses was at risk for future goodwill impairments. The Company continues to monitor for potential impairment should impairment indicators arise.

22. LOANS

Short-term loans

	September 30, 2023	December 31, 2022
China Minsheng Bank	$105,853	$114,867
Postal Savings Bank of China	682,470	703,558
Pingan Bank of China	348,199	-
Total	$1,136,522	$818,425

For the nine months ended September 30, 2023 and 2022, interest expense on short-term loans amounted to $35,354 and $35,743, respectively.

Pusheng borrowed $348,199 from Pingan Bank of China on May 29, 2023. The loan is due on May 20, 2024, with an interest rate of 8.91%. Pusheng borrowed $105,853 from China Minsheng Banking Corp. Ltd. on March 24, 2023, which is due on March 21, 2024, with an interest rate of 5.50%. Guanzan borrowed $682,470 from Postal Savings Bank of China on December 22, 2022, which is due on December 20, 2023, with an interest rate of 4.50% and the real estate right of Guanzan as the right holder provided a mortgage loan.

Long-term loans

	September 30, 2023	December 31, 2022
China Construction Bank Chongqing Zhongxian, Sub-branch	-	59,926
We Bank	160,183	360,825
Subtotal of long-term loans	160,183	420,751
Less: current portion	(135,809)	(105,965)
Total Long-term loans – noncurrent portion	$24,374	$314,786

For the nine months ended September 30, 2023 and 2022, interest expense on long-term loans amounted to $29,507 and $51,682, respectively.

Guanzan borrowed $912,500 from We Bank on September 6, 2022, for a term of two years, with an interest rate of 14.40%. Guanzan borrowed $148,571 from Huaneng Guicheng Trust Co., LTD on October 7, 2021, which is due on December 26, 2023, with an interest rate of 12.96% and the general manager of Guanzan provided a personal guarantee for the loan. Guanzan borrowed $300,000 from We Bank on April 26, 2022, which is due on March 26, 2024, with an interest rate of 9.45%. Guanzan borrowed $39,839 from We Bank on July 24, 2021, for a term of two years, with an interest rate of 13.68%. Guanzan borrowed $243,154 from Fudan Bank on February 25, 2021, for a term of three years, with an interest rate of 8.00%.

The combined aggregate amount of interest expenses for all long-term borrowings for each of the five years as of September 30, 2023, are as follows:

September 30, 2023
October 1, 2023 to September 30, 2024	3,592
October 1, 2024 to September 30, 2025	599
Total	4,191

23. CONVERTIBLE PROMISSORY NOTES AND EMBEDDED DERIVATIVE INSTRUCTIONS

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

	September 30, 2023	December 31, 2022
Convertible note – principal	$-	$1,108,785
	$-	$1,108,785

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

	September 30, 2023	December 31, 2022
Dividend yield	$0%	$0%
Expected volatility	171%	171%
Risk free interest rate	0.87%	0.87%
Expected life (years)	1.42	1.42

The value of the conversion option liability underlying the 2020 Notes, Additional Notes, and 2021 Notes as of September 30, 2023 and December 31, 2022 were Nil. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of Nil for the nine months ended September 30, 2023 and 2022.

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

In 2022 and 2023, instead of paying the Conversion Installment Floor Amount in cash, the Company paid such amount by issuing shares of Common Stock using the Conversion Price. (the “Floor Amount Issuance”) as provided for in the convertible note agreements.

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

During the nine months ended September 30, 2023, 2,420 shares of Common Stock were issued to one Institutional Investor upon conversion of $3,000 of the 2021 Notes. In addition, 891,762 shares of Common Stock having a value of $1,105,785 were issued to the other Institutional Investor due to the application of the Floor Amount Issuance.

During the nine months ended September 30, 2023, 414,044 shares of Common Stock were issued to two institutional investors upon exercise of 1,160,000 warrants.

24. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Salary payable	$475,217	$411,043
Salary payable – related parties (1)	2,360,333	2,135,333
Accrued operating expenses	(900)	(900)
Other payables	430,806	630,098
	$3,265,456	$3,175,574

The Company entered into an employment agreement with Mr. Tiewei Song dated October 1, 2019, to serve as its Chief Executive Officer for a term of two years commencing on October 1, 2019, with base annual cash compensation of $500,000. The agreement was renewed on October 28, 2021, for one year with an annual base salary of $1,000,000 in cash and annual stock compensation of 100,000 shares of the Company’s Common Stock (reflecting a 1-to-10 reverse stock split on December 9, 2022). The 100,000 shares of the Company’s Common Stock were issued on January 24, 2022. Mr. Song’s annual compensation was reduced to $300,000 in cash beginning in October 2022 pursuant to an amendment agreement dated June 9, 2022. As of September 30, 2023, the total accrued compensation payable to Mr. Song was $1.6 million.

The Company entered into the employment Agreement with Ms. Baiqun Zhong dated January 27, 2022, as the Interim CFO from May 21, 2021, until July 14, 2021. Ms. Zhong assumed such role once again on September 27, 2021, and her base annual compensation was set at $250,000. Since January 1, 2023, Ms. Baiqun Zhong has been paid a monthly salary of RMB 7,000. As of September 30, 2023, the accrued compensation payable to Ms. Zhong was $265,833. On January 27, 2022, the Company entered into an employment agreement with Mr. Xiaoping Wang for a term of one-year, effective January 1, 2022. Mr. Wang’s compensation consisted of an annual salary of $500,000 in cash and stock compensation of 10,000 shares of the Company’s Common Stock (post the Reverse Splits). We issued 10,000 shares of our Common Stock to Mr. Wang on February 1, 2022. We have not paid any cash compensation to Mr. Wang as of the date of this quarterly report. The Company did not renew the employment agreement with Mr. Wang for 2023. As of September 30, 2023, the accrued compensation payable to Mr. Wang was $500,000.

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

25. RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Amounts due from related parties and management team.

As of September 30, 2023 and December 31, 2022, the total amounts receivable from related parties and mid-level management team was $6,964 and Nil, respectively, which included:

1.	As of September 30, 2023 and December 31, 2022, the amounts receivable from Xunwei Zhang, the manager of Pusheng, were $6,964 and Nil, respectively, which amounts were used for daily operations and do not bear any interest.

Amounts due to related parties and management team.

As of September 30, 2023 and December 31, 2022, the total amounts payable to related parties and mid-level management team was $524,195 and $2,980,441, respectively, which included:

1.	As of September 30, 2023 and December 31, 2022, the amount payable to Mr. Yongquan Bi, the former Chief Executive Officer and Chairman of the Board of directors of the Company was Nil and $27,699, respectively, free of interest and due on demand. The $27,699 represents the remaining balance that Mr. Bi advanced for third party services on behalf of Xinrongxin during the ordinary course of business of Xinrongxin since the beginning of 2018. As the amount was owed by Xinrongxin, which was dissolved as of January 3, 2023, the Company believes that it no longer has any liability for this debt.

2.	As of September 30, 2023 and December 31, 2022, the amounts payable to Mr. Li Zhou, the legal representative (general manager) of Guanzan, were Nil and $248,690, respectively. The $248,690 was used for daily operations and payment of third-party professional fees and were interest-free.

3.	As of September 30, 2023 and December 31, 2022, the amounts payable to Mr. Fuqing Zhang, the Chief Executive Officer of Xinrongxin, were $Nil and $172,730, respectively. The $172,730 was free of interest and due on demand. The amount due to Mr. Fuqing Zhang represents reimbursable operating expenses that Xinrongxin owed to Mr. Zhang prior to the acquisition of of Xinrongxin. As the amount was owed by Xinrongxin, which was dissolved as of January 3, 2023, the Company believes that it no longer has any liability for this debt.

4.	As of September 30 2023 and December 31, 2022, the amounts payable to Mr. Youwei Xu, the former financial manager of Xinrongxin, were Nil and $11,784, respectively. These sums are free of interest and due on demand. The outstanding amounts owed to Mr. Xu is in connection with reimbursable operating expenses that were incurred prior to the acquisition of of Xinrongxin, As the amounts were owed by Xinrongxin, which was dissolved as of January 3, 2023, the Company believes that it no longer has any liability for this debt.

5.	As of September 30, 2023 and December 31, 2022, the amounts payable to Shaohui Zhuo, the general manager of Guoyitang, were $4,531 and $4,671, respectively, which amounts were used for daily operations and do not bear any interest.

6.	As of September 30, 2023 and December 31, 2022, the amounts payable to Nanfang Xiao, a director of Guoyitang, were $10,167 and $10,482, respectively. These funds were used for daily operations and were not subject to any interest.

7.	As of September 30, 2023 and December 31, 2022, the amounts payable to Jia Song, the manager of Guoyitang, were $4,255 and $4,385, respectively, which amounts were used for daily operations and do not bear any interest.

8.	As of September 30, 2023 and December 31, 2022, the amounts payable to Xiaoping Wang, the Chief Operating Officer and the Director, were $5,242 and Nil, respectively, which amounts were used for daily operations and do not bear any interest.

9.

As of December 31, 2022, we owed $2 million to Mr. Fnu Oudom pursuant to a $2 million convertible note that was issued on December 6, 2022. The convertible note provided for annual interest of 6%, which was payable together with the principal amount one year after the date of issuance. Mr. Oudom had a conversion right with respect to the principal and interest due on the note at a conversion price of $4.00 per share (reflecting a 1-to-10 reverse stock split on December 9, 2022). The (post reverse split) conversion price of $4.00 reflected a 60% premium on the closing price of the Common Stock on Nasdaq on the date of issuance of the note, which was $0.25. On February 27, 2023, the Company and Mr. Oudom entered into an agreement whereby the Company agreed to exercise its prepayment right under the convertible note by issuing shares of its Common Stock. In consideration of Mr. Oudom’s agreement to convert the convertible note into shares of Common Stock and to waive his right to any and all interest accrued and to be accrued, the Company agreed to issue 1,330,000 shares of Common Stock at a conversion price of $1.50 per share, subject to shareholder approval, as full payment of the $2,000,000 principal and accrued interest. Such issuance was approved by the Company’s shareholders on April 13, 2023, and the shares were issued to Mr. Oudom on June 19, 2023.

10.	On July 18, 2022, 1,250,000 shares of Common Stock (reflecting the Reverse Splits) were issued to Mr. Oudom in consideration of the payment $5 million after obtaining the approval of shareholders at the Company’s 2022 annual meeting of shareholders.

11.	On February 27, 2023, the Company entered into a stock purchase Agreement with Mr. Oudom, whereby the Company agreed to sell 2,000,000 shares of Common Stock to Mr. Oudom for $3,000,000 in cash, based on a purchase price of $1.50 per share, subject to shareholder approval of the issuance of such shares. The transaction was approved by the Company’s shareholders on April 13, 2023. As of September 30, 2023, the Company had received $1,600,000 in cash. The Company expects to receive the remaining $1,400,000 from Mr. Oudom and to issue the shares to him by December 31, 2023.

12.	On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, whereby we agreed to acquire 100% of the equity interests in Phenix in consideration of $1,800,000. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which was paid on July 7, 2022 and 270,000 shares of Common Stock (reflecting the Reverse Splits), which were issued to Mr. Oudom on June 19, 2023 after we obtained shareholder consent. We also agreed to issue an additional 5,000,000 shares of Common Stock if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023. Such performance target was met in the second quarter of 2023 and the 5,000,000 shares were issued to Mr. Oudom on December 6, 2023.

13.	On October 28, 2022, Mr. Song, the CEO of the Company, loaned the Company $500,000. The loan originally had a term of three months from November 3, 2022 to February 3, 2023. No interest was payable if the loan was repaid on time. This loan has not been repaid and pursuant to the agreement, the loan is automatically extended until the principal amount and all accrued interest is paid in full. 1% interest has accrued since March 3, 2023.

26. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares of Common Stock, $0.001 par value. As of September 30, 2023 and December 31, 2022, there were 6,673,006 shares and 3,764,780 shares outstanding, respectively.

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

On April 29, 2021, the Company issued 200 shares of Common Stock (reflecting the Reverse Splits) as payment for improvements to offices located in Chongqing.

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

During the nine months ended September 30, 2023, 2,420 shares were issued to an Institutional Investor upon conversion of $3,000 of 2021 Notes. In addition, 891,762 shares were issued to the Institutional Investor due to the Floor Amount Issuance.

During the nine months ended September 30, 2023, 414,044 shares were issued to two institutional investors upon exercise of warrants.

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

27. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the year. The dilutive effect of potential shares of Common Stock outstanding is included in diluted net loss per share. Due to the Company’s net loss from its continuing operations, all potential common share issuances had anti-dilutive effect on net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30,
	2023	2022
Net loss from continuing operation attributable to common shareholders	$(1,146,581)	$(12,214,648)
Net loss from discontinued operation attributable to common shareholders	(259,820)	(957,203)
Total net loss attributable to common shareholders	(1,406,401)	(13,171,851)
Weighted average number of common shares outstanding – Basic and diluted	4,967,278	24,037,736
loss per share – basic and diluted:
Loss from continuing operations	$(0.23)	$(0.51)
Loss from discontinued operations	(0.05)	(0.04)
Total	$(0.28)	$(0.55)

28. SEGMENTS

General Information of Reportable Segments:

As of September 30, 2023, the Company had four operating segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and healthcare products. The retail pharmacy segment sells prescription and OTC medicines, TCM, healthcare supplies and sundry items to retail customers through its directly owned pharmacies and authorized retail stores. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals, and other drug wholesalers. There were no inter-segment revenues between our retail pharmacy and wholesale pharmaceuticals segments. The wholesale medical device segment distributes medical devices, including medical consumables to private clinics, hospitals, third party pharmacies and other medical device dealers. Healthcare products include dietary supplements such as a cardiovascular product, an anti-insomnia and depression product, a male aphrodisiac product, a women’s menopausal syndrome product, a gout product, and an immunity product.

As of September 30, 2022, the Company had four reportable segments: wholesale medical devices, wholesale pharmaceuticals, medical services, and retail pharmacies. The wholesale medical devices segment distributes medical devices, including medical consumables to drug stores, private clinics, pharmaceutical dealers, and hospitals. The wholesale pharmaceuticals segment includes supplying prescription and OTC medicines, TCM, healthcare supplies and sundry items to clinics, third party pharmacies, hospitals, and other drug vendors. The medical services segment included the hospitals acquired in 2021.The retail pharmacy segment sells prescription and OTC medicines, traditional Chinese medicines (“TCM”), healthcare supplies, and sundry items to retail customers through its directly owned pharmacies and authorized retail stores.

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

For nine months ended September 30, 2023	Retail pharmacy	Wholesale medical devices	Wholesale pharmaceuticals	Healthcare products	Medical services	Others	Total
Revenues from external customers	$467,280	$1,399,622	$4,091,936	$5,319,658	$-	$-	$11,278,496
Cost of revenues	$28,182	$1,464,530	$3,877,363	$1,213,495	$-	$5,450	$6,589,020
Depreciation, depletion, and amortization expense	$13,408	$33,484	$1,326	$55,055	$-	$7,979	$111,252
Profit (loss)	$(244,266)	$(152,435)	$(2,651,051)	$3,737,249	$(22,037)	$(1,814,041)	$(1,146,581)
Total assets	$316,902	$2,595,356	$11,585,991	$6,212,077	$999,315	$7,807,997	$29,517,638

For nine months ended September 30, 2022	Retail pharmacy	Wholesale medical devices	Wholesale pharmaceuticals	Medical services	Others	Total
Revenues from external customers	$618,582	$3,404,533	$6,453,109	$-	$-	$10,476,224
Cost of revenues	$72,834	$2,923,017	$5,923,508	$121	$8,658	$8,928,138
Depreciation, depletion, and amortization expense	$15,057	$35,552	$177	$-	$35,325	$86,111
Profit (loss)	$(291,705)	$(145,570)	$(845,419)	$(73,921)	$(10,858,033)	$(12,214,648)
Total assets	$405,101	$3,626,761	$5,593,770	$1,033,357	$14,496,294	$25,155,283

29.	ENTITY-WIDE INFORMATION AND CONCENTRATIONS OF RISK

Entity-Wide Information

(a)	Revenues from each type of products

For the nine months ended September 30, 2023 and 2022, respectively, the Company reported revenues for each segment as follows:

	For the nine months ended September 30,
	2023	2022
Medical devices	$1,399,622	$3,404,533
Healthcare products	5,319,657	-
Wholesale pharmaceuticals	4,091,937	6,453,109
Pharmacy retail	467,280	618,582
Total	$11,278,496	$10,476,224

(b)	Geographic areas information

For the nine months ended September 30, 2023, all of the Company’s revenues were generated in the PRC and the United States, of which, Phenix accounted for $5.3 million of the revenues.

For the nine months ended September 30, 2022, all the Company’s revenues were generated in the PRC. There were no long-lived assets located outside of the PRC as of September 30, 2022.

(c)	Major customers

For the nine months ended September 30, 2023, one customer accounted for more than 10% of the Company’s revenues:

		For the nine months ended
		September 30, 2023
Customers	Segment	Revenue	Percentage of total Revenue
Customer A	Healthcare products	$5,308,005	47.06%

(d)	Major vendors

For the nine months ended September 30, 2023, one vendor accounted for more than 10% of the Company’s purchases:

		For the nine months ended		As of September 30,
		September 30, 2023		2023
Vendors	Segment	Purchases	Percentage of total purchases	Accounts payable
Vendor A	Medical devices & Wholesale pharmaceuticals	$1,284,554	21.33%	-

Concentrations of Risk

The Company is exposed to the following concentrations of risk:

(a)	Credit risk

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

The Company’s interest-rate risk arises from convertible promissory notes, short-term and long-term loans. The Company manages interest rate risk by varying the issuance and maturity dates, fixing interest rate of debt, limiting the amount of debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2023 and December 31, 2022, respectively, the Notes, short-term and long-term loans were at fixed rates.

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

As of September 30, 2023, the Company received $1,600,000 in cash pursuant to a stock purchase Agreement with Mr. Oudom dated as of February 27, 2023 whereby the Company agreed to sell 2,000,000 shares of Common Stock to Mr. Oudom for $3,000,000 in cash, based on a purchase price of $1.50 per share, subject to shareholder approval of the issuance of such shares. The transaction was approved by the Company’s shareholders on April 13, 2023. The Company expects to receive the remaining $1,400,000 from Mr. Oudom and to issue the shares to him by December 31, 2023.

On December 6, 2023, 5,000,000 shares of Common Stock were issued to Mr. Oudom pursuant to a stock purchase agreement dated as of July 5, 2022 (as amended on February 27, 2023) where we agreed, among other things, to issue 5,000,000 shares of Common Stock to Mr. Oudom in the event that Phenix will generate at least $2,500,000 in net profit in calendar year 2023 or in any fiscal quarter of 2023. Such performance target was met in the second quarter of 2023, and the 5,000,000 shares were issued to Mr. Oudom on December 6, 2023.

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

On December 28, 2022, we entered into an agreement to transfer 87% of the equity interests in Zhongshan to the prior owner and will retain 13% of the equity interests in Zhongshan. As consideration for the transfer and pursuant to an amendment to the original stock purchase agreement, the original seller agreed to return the 40,037 shares of Common Stock previously issued (reflecting the two reverse stock splits 1-for- 5 reverse split on February 3, 2022, and a 1-for- 10 reverse split on December 9, 2022 (the “Reverse Splits)) and RMB 40,000,000 in cash (approximately ($6,116,207) previously paid upon the acquisition of Zhongshan. The former owner also agreed to release the Company from any and all claims relating to two earn out payments that were payable under the original purchase agreement. The Company received a put option to sell part or all of its 13% interest in Zhongshan before December 31, 2032, based on a valuation determined by a reputable third-party appraisal firm jointly chosen by the two parties. On September 1, 2023, 39,037 shares of Common Stock were returned to the Company. The remaining 1,000 shares were returned in the form of a $3,055 cash payment because the shares were sold by the original seller. The transaction is expected to close by December 31, 2023, at which time the cash paid at the time of the acquisition will also be returned.

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

The actions taken to dispose of the majority of our ownership interests in the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals resulted in our classifying these hospitals as held for sale operations according to ASC 205-20 Presentation of Financial Statements – Discontinued Operation. As a result, all of the assets and liabilities of the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals were reclassified as assets and liabilities of held for sale operations in the statement of position as of December 31, 2022 and September 30, 2023 and the results of the operation are presented under the line item net loss from held for sale operations for the nine months ended September 30, 2023. The Company also hired a third party to perform annual valuation report for these assets. The impairment adjustment was performed based on the valuation report for the year ended December 31, 2022 as well.

On September 10, 2021, we acquired Chongqing Zhuoda Pharmaceutical Co., Ltd. (“Zhuoda”), a company engaged in the distribution of medical devices and pharmaceuticals, based in Chongqing, the largest city in Southwest region of the PRC.

In response to the poor performance of Zhuoda, whose operations were impacted by COVID-19, we entered into a sale and purchase agreement to sell Zhuoda back to the former owners. Pursuant to the agreement, we sold 100% of the equity interests in Zhuoda in consideration for the return of the 44,000 shares of Common Stock (reflecting the Reverse Splits), previously issued to the former owners of Zhuoda. The transaction closed effective November 23, 2022, when the 44,000 shares of Common Stock were returned to us.

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Fnu Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor of dietary supplements in consideration of $1,800,000. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was (i) $180,000 in cash paid on July 7, 2022 and (ii) 270,000 shares of Common Stock (reflecting the Reverse Splits) which were issued on June 19, 2023, following our obtaining shareholder approval the transaction. We also agreed to issue 5,000,000 shares of Common Stock to Mr. Oudom if the aggregate net profit for Phenix is at least $2,500,000 in calendar 2023, or in any fiscal quarter in 2023. Such performance target was met in the second quarter of 2023 and the 5,000,000 shares were issued to Mr. Oudom on December 6, 2023.

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

(2) On June 9, 2022, the Company issued a $5 million subordinated promissory note, which was converted into 1,250,000 shares of the Company’s Common Stock (post the December 2022 1 to 10 reverse split) on July 18, 2022, upon obtaining shareholder approval for the transaction. We erroneously reflected the proceeds of the promissory note in the Consolidated Statements of Cash Flows as “Issuance of Common Stock” for the nine month period ended September 30, 2022. We failed to reflect this promissory note as a note payable as of September 30, 2022. As a result, we are in the process of restating our financial statements for the quarterly period ended September 30, 2022. This restatement did not effect our net income, per-share amounts, retained earnings or other components of equity or net assets for prior filings and the current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(3) We restated our financial statements for the year ended December 31, 2021 and are in the process of restating the our financial statements for the quarterly period ended September 30, 2022 to correct errors identified in our prior financial statements. In the year ended December 31, 2021 and the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, we recorded amortization of convertible notes as a general and administrative expense in error. We have revised the financial statements for the year ended December 31, 2021 and the nine months ended September 30, 2022 and are in the process of revising our financial statements for the quarterly period ended March 31, 2022 and June 30, 2022 to record the amortization of convertible notes as an “other expense”. The impact of the restatement on our financial statements is the reclassification of such expense as an “other expense”. The reclassification also affected the classification of such expense in the Consolidated Statements of Cash Flows. We have also amended various footnotes to the financial statements. We restated our financial statements for the year ended December 31, 2021 and are in the process of restating the financial statements for the year ended December 31, 2022 and the quarterly periods ended March 31, 2022, June, 30, 2022 and September 30, 2022 to correct this issue. This restatement did not affect our net income (loss), net income (loss) per-share, retained earnings or other components of equity or net assets for our prior filings and the current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

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

We are taking steps to address the causes of the restatements and to improve our internal controls over financial reporting. We are in the process of hiring a new third party consulting firm to assist us in strengthening our daily internal controls and financial reporting process review. We also aim to improve our internal accounting department management as well. We are committed to maintaining the integrity of our financial statements and to provide accurate and transparent financial information to our investors.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

We incurred net losses of $22,318,056, $34,921,745 and $1,406,401 in the years ended December 31, 2022 and 2021 the nine months ended September 30, 2023, respectively and had an accumulated deficit of $71,429,357 as of September 30, 2023. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

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

Advances to suppliers consist of prepayments to the Company’s vendors, such as pharmaceutical manufacturers and medicine suppliers. The Company typically prepays for the purchase of our merchandise, especially for those salable, scarce, personalized medicine or medical devices. The Company typically receive products from vendors within three to nine months after making prepayments. The Company continuously monitor delivery from, and payments to, the vendors while maintaining a provision for estimated credit losses based upon historical experience and any specific supplier issues, such as discontinuing of inventory supply, that have been identified. If the Company has difficulty receiving products from a vendor, the Company will cease purchasing products from such vendor, request return of our prepayment promptly, and if necessary, take legal action. The Company has not taken such type of legal action during the reporting periods. If none of these steps are successful, management will then determine whether the prepayments should be reserved or written off. As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts were Nil.

●	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method, and market value is the middle (the second highest) value among an inventory item’s replacement cost, market celling and market floor. The Company carries out physical inventory counts on a monthly basis at each store and warehouse location. The Company reviews historical sales activity quarterly to determine excess, slow-moving items and potentially obsolete items. The Company provides inventory reserve based on the excess quantities on hand equal to the difference, if any, between the cost of the inventory and its estimated market value, or obsolescence of inventories determined principally by customer demand. As of September 30, 2023 and December 31, 2022, the Company recorded an allowance for obsolete inventories, which mainly consists of expired medicine, of $26,775 and $27,602, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company recorded impairments for goodwill of Nil and $5,385,811, respectively.

As a result of the impairments recognized on December 31, 2022, the remaining goodwill of the Company was related to the acquisitions of Guanzan and Zhongshan. The remaining goodwill of Guanzan was $1,392,449 and the remaining goodwill of Zhongshan was $673,217 as of December 31, 2022 and September 30, 2023. As of September 30, 2023, the fair value of these businesses was at risk for future goodwill impairments, based on the continuation of negative macroeconomic conditions, which could represent potential indicators of impairment requiring further impairment analysis in 2023. The Company continues to monitor for potential impairment should impairment indicators arise.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about the type of products and services, geographical areas, business strategies and major customers in business components. For the nine months ended September 30, 2023, the Company operated in four reportable segments: retail pharmacy, wholesale pharmaceuticals, wholesale medical devices and healthcare products. For the nine months ended September 30, 2022, the Company operated in four reportable segments: wholesale medical devices, wholesale pharmaceuticals, medical services, and retail pharmacies.

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

RECENT DEVELOPMENTS

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Oudom, whereby we agreed to acquire 100% of the equity interests in Phenix Bio Inc. (“Phenix”), a distributor of healthcare products. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which has been paid, plus up to 5,270,000 shares of the Company’s Common Stock (reflecting the Reverse Splits), of which 270,000 shares were issued on June 19, 2023  and the balance of 5,000,000 shares will be issued if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023. This milestone was reached in the second quarter of 2023 and the 5,000,000 shares of Common Stock are expected to be issued to Mr. Oudom in the fourth quarter of 2023. Such performance target was met in the second quarter of 2023 and the 5,000,000 shares were issued to Mr. Oudom on December 6, 2023.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,				Comparison
	2023	% of Revenues	2022		Amount increase (decrease)	Percentage increase (decrease)
Revenues	$11,278,496	100%	$10,476,224	*	$802,272	8%
Cost of revenues	6,589,020	58%	8,928,138	*	(2,339,118)	(26)%
Gross profit	4,689,476	42%	1,548,086	*	3,141,390	203%
Operating expenses	5,884,629	52%	8,877,097	*	(2,992,468)	(34)%
Other income (expenses), net	48,572	0%	(4,879,435	)*	4,928,007	(101)%
Income (loss) before income tax	(1,146,581)	(10)%	(12,208,446	)*	11,061,865	(91)%
Income tax expense	-	0%	6,202		(6,202)	(100)%
Net income (loss) from continuing operations	(1,146,581)	(10)%	(12,214,648	)*	11,068,067	(91)%
Income (loss) from operations of discontinued operations	(259,820)	(2)%	(957,203	)*	697,383	(73)%
Less: non-controlling interest	(120,830)	(1)%	(3,948)		(116,882)	2961%
Net income (loss) attributable to BIMI International Medical Inc.	$(1,285,571)	(11)%	$(13,167,903	)*	$11,882,332	(90)%

●	Restated

Revenues

Revenues for the nine months ended September 30, 2023 and 2022 were $11,278,496 and $10,476,224, respectively. The revenues for the nine months ended September 30, 2023, were primarily attributable to sales of healthcare products by Phenix, which we acquired on March 15, 2023 and the revenues from the wholesale sales of medical devices and drugs. Compared with the same period in 2022, revenue increased by $802,272, due to the inclusion of the revenues of Phenix. The revenues of the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals, that were held for sale, were accounted for separately.

Revenues from wholesale medical devices segment for the nine months ended September 30, 2023 and 2022 were $1,399,622 and $3,404,533 respectively. The revenues declined as a result of our switch to online sales in the first three quarters in 2023 in an effort to improve our margins.

Revenues from the wholesale pharmaceuticals segment for the nine months ended September 30, 2023 and 2022 were $4,091,937 and $6,453,109 respectively. The revenues declined as a result of our switch to online sales in the first three quarters in 2023 in an effort to improve our margins.

Revenues from retail pharmacy segment for the nine months ended September 30, 2023 and 2022 of $467,280 and $618,582, respectively, were generated by our retail pharmacy stores in Chongqing. The decrease in the retail pharmacy segment in nine month ended September 30, 2023 was attributable to the decrease of Covid-19 related pharmacy products.

Revenues from the newly acquired healthcare products segment for the nine months ended September 30, 2023, were $5,319,657. These revenues reflect the revenues generated by Phenix, which was acquired on March 15, 2023. Revenues in the third quarter were limited as the Company’s sole distributor continued to make sales out of inventory. The Company has entered into additional distribution agreements and expects that revenues will grow in the fourth quarter.

Cost of revenues

Cost of revenues for the nine months ended September 30, 2023 and 2022 were $6,589,020 and $8,928,138, respectively. The decrease principally reflected the decrease in the costs associated with the operations of the Guanzan Group as it switched to online sales and the low cost of revenues associated with Phenix’s products.

Cost of revenues of our wholesale medical devices segment consists primarily of cost of medical devices, medical consumables and costs related directly to contracts with customers. For the nine months ended September 30, 2023 and 2022, the cost of revenues of our wholesale medical devices segment were $1,464,530 and $2,923,017, respectively. The decrease is mainly due to the decrease in revenue in the current nine months period compared to the same period in 2022. During the first three quarters of 2023, the demand for medical devices decreased as a result of the decreasing impact of Covid-19.

Cost of revenues of our wholesale pharmaceuticals segment consists primarily of the cost of medicines, medical consumables and costs related directly to contracts with customers. For the nine months ended September 30, 2023 and 2022, the cost of revenues of our wholesale pharmaceuticals segment were $3,877,363 and $5,923,629, respectively. The decrease is mainly due to the decrease in the revenue in the current nine months period compared to the same period in 2022.

Cost of revenues of our retail pharmacy segment consists primarily of the cost of the pharmaceuticals, medical devices, and other products that we sell to customers. For the nine months ended September 30, 2023 and 2022, the cost of revenues of our retail pharmacy segment were $28,182 and $72,834, respectively. During the nine months ended September 30, 2023, the demand for retail pharmacy decreased with the decreasing impact of Covid-19.

Cost of revenues of our healthcare products segment primarily consists of our purchase of raw material and the costs associated with the production of our products by third-party manufacturers. For the nine months ended September 30, 2023, the cost of revenues of our newly acquired healthcare products segment was $1,213,495.

Gross profit (loss)

For the nine months ended September 30, 2023 and 2022, we achieved gross margins of 42% and 15%, respectively. For the nine months ended September 30, 2023 and 2022, the gross profit margin(s) of our:

(i) retail pharmacy segment were 93.97% and 88.23%, respectively. In 2022, due to Covid-19, there was very little activity in the retail pharmacy business, while in 2023, the market bounced back causing an increase in the gross margin;

(ii) wholesale medical devices segment were (4.64)% and 14.14%, respectively. In 2022, due to increased market demand, the margin for medical devices increased, while in 2023, with the decline of Covid-19, the demand decreased causing a decrease in the gross margin;

(iii) wholesale pharmaceuticals segment were 5.24% and 8.21%, respectively. In 2022, due to increased market demand, the margin for pharmaceuticals increased, while in 2023, with the decline of Covid-19, the demand decreased causing a decrease in the gross margin; and

(iv) healthcare products segment was 77.19% in the nine months ended September 30, 2023, reflecting the high gross margin of this new activity.

Operating expenses

Operating expenses consist mainly of general and administrative expenses including auditing and legal service fees, other professional service fees and promotional expenses. Also included in operating expenses are any impairment charges.

Operating expenses were $5,884,629 for the nine months ended September 30, 2023, as compared to $8,877,097 for the same period in 2022, a decrease of $2,992,468, or 34%. Operating expenses for the nine months ended September 30, 2023, consisted mainly of general and administrative expenses of $5,220,553 and selling expenses in the amount of $664,076 as compared to general and administrative expenses of $7,924,995 and selling expenses in the amount of $952,102 for the nine months ended September 30, 2022. The decrease is primarily due to reduced salary expenses of our executive officers in the nine months ended September 30, 2023 as the employment agreements with two executive officers were not renewed for 2023. We did not renew the employment agreement with our COO and stopped incurring salary expenses for the COO position as of January 1, 2023. We did not renew the employment agreement with our interim CFO but continued her employment as interim CFO at a reduced salary. The salary expense was reduced to $150,000 for our chief executive officer and $6,000 for our interim CFO in the period, as compared to $2.4 million in salary paid or accrued for the same period in 2022 for these officers.

Operating expenses of the wholesale medical devices segment for the nine months ended September 30, 2023 and 2022 were $214,584 and $436,227, respectively. The decrease in operating expenses was primarily attributable to a decrease in promotion expenses and efforts to reduce expenses during the nine months ended September 30, 2023.

Operating expenses of the wholesale pharmaceuticals segment for the nine months ended September 30, 2023 and 2022 were $2,794,048 and $637,795, respectively. The increase in operating expense was primarily attributable to an increase of $2.3 million in allowance for doubtful accounts due to long aging and low collectability.

Operating expenses of the retail pharmacy segment for the nine months ended September 30, 2023 and 2022 were $402,167 and $373,744, respectively. The increase in operating expense was primarily attributable to an increase in salaries and other expenses, which resulted from increased over-time payments as the economy returned to normal and retail store hours increased in the nine months ended September 30, 2023.

Operating expenses of the healthcare products segment for the nine months ended September 30, 2023, amounted to $364,001, consisting solely of general and administrative expenses.

Other income (expenses)

For the nine months ended September 30, 2023 and 2022, we reported other income (expense) of $48,572 and ($4,879,435), respectively. The other income of $48,572 mainly consisted of the gain on disposition of three former subsidiaries (Xinrongxin, Liaoning Boyi and Dalian Boyi) in the amount of $304,840, whose net assets were negative $304,840, the payment of taxes and overdue fines for previous years of $146,004 and interest expense of $105,407. Other expenses of $4,879,435 for the nine months ended September 30, 2022 mainly consisted of the amortization of convertible notes in the amount of $2,313,372, the accumulated application of Floor Amount Issuance with respect to the convertible notes of $1,799,671 and interest expense of $131,756.

Net loss from continuing operations

Net loss from continuing operations was $1,146,581 for the nine months ended September 30, 2023, compared to a net loss of $12,214,648 for the nine months ended September 30, 2022, a decrease of $11,068,067, which was primarily due to the decrease in cost of revenues, general and administrative expenses and our recording other income for the nine months ended September 30, 2023.

Loss from discontinued operations

As a result of the disposition of Zhuoda and its Qianmei subsidiary their businesses were recorded as discontinued operations in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operation and the results of the operations of the Zhuoda and Qianmei are presented under the line-item net loss from discontinued operations for the nine months ended September 30, 2023.

As a result of the plans to dispose of the Zhongshan, Qiangsheng, Eurasia and Minkang hospitals and the actions taken to fulfill the plans, the businesses of the four hospitals are recorded as held for sale in accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operation and the results of the operations of the Zhongshan, Qiangsheng, Eurasia and Minkang are presented under the line item net loss from discontinued operations of held for sale businesses for the nine months ended September 30, 2023. Loss from the discontinued operation was $259,820 for the nine months ended September 30, 2023, compared to $957,203 for the nine months ended September 30, 2022. The decrease is mainly due to the sharp decrease in salary expense.

Foreign currency translation

We reported a negative foreign currency translation adjustment of $1,156,789 for the nine months ended September 30, 2023, compared to a negative foreign currency translation adjustment of $1,367,407 for the nine months ended September 30, 2022. The decrease was due to the significant change in the currency exchange rate and our increased activities in the US.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2023, we had cash of $994,131 and positive working capital of $4,208,695 as compared to cash of $2,336,636 and negative working capital of $326,672 on December 31, 2022.

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

The 2020 Notes, which matured on the eighteen-month anniversary of the issuance date, were payable in installments and were convertible at the election of the investors at the conversion price of $129.5 per share (post-Split Price and subject to the Event Market Price Adjustment), subject to adjustment in the event of default. Each investor also received a warrant to purchase 13,000 shares of Common Stock (post the Reverse Splits) at an initial exercise price of $142.25 per share (post the Reverse Splits price and subject to the Event Market Price Adjustment). The placement agent for the private placement received a warrant to purchase up to 3,437 shares of Common Stock (post the Reverse Splits) at an initial exercise price of $142.25 per share (post the Reverse Splits price and subject to the Event Market Price Adjustment), subject to increase based on the number of shares of Common Stock issued pursuant to the 2020 Notes. Pursuant to the May SPA, additional convertible notes in an aggregate original face amount not to exceed $2,100,000 (the “Additional Notes”) could also be issued to the Institutional Investors under certain circumstances.

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

During the nine months ended September 30, 2023, 2,420 shares of Common Stock were issued to one Institutional Investor upon conversion of $3,000 of the 2021 Notes. In addition, 891,762 shares of Common Stock having a value of $1,105,785 were issued to the other Institutional Investor due to the application of the Floor Amount Issuance.

During the nine months ended September 30, 2023, 414,044 shares of Common Stock were issued to two institutional investors upon exercise of 1,160,000 warrants.

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

On December 6, 2022, we sold a convertible promissory note to Mr. Oudom, for $2 million. The note carried an annual interest rate of 6%, which was payable together with the principal amount one year after issuance. Mr. Oudom had the right to convert the Note into our Common Stock at a conversion price of $4.00 per share (reflecting a 1-to-10 reverse stock split on December 9, 2022). The (post December 2022 reverse split) conversion price of $4.00 reflected a 60% premium on the closing price of the Common Stock on NASDAQ on the date of issuance, which was $0.25. On February 27, 2023, we and Mr. Oudom entered into an agreement whereby we agreed that we would exercise our prepayment right under the Note by issuing shares of Common Stock. In consideration of Mr. Oudom’s agreement to convert the Note into shares of Common Stock and to waive his right to any and all interest accrued and to be accrued under the Note, the Company agreed to issue 1,330,000 shares of Common Stock at a conversion price of $1.50 per share, subject to shareholder approval, as full payment of the $2,000,000 principal and accrued interest of the note. The issuance was approved by the Company’s shareholders on April 13, 2023, and the shares were issued to Mr. Oudom on June 19, 2023.

On February 27, 2023, the Company entered into a stock purchase Agreement with Mr. Oudom, whereby the Company agreed to sell 2,000,000 shares of Common Stock to Mr. Oudom for $3,000,000 in cash, based on a purchase price of $1.50 per share, subject to shareholder approval of the issuance of such shares. The transaction was approved by the Company’s shareholders on April 13, 2023. As of September 30, 2023, the Company had received $1,600,000 in cash. The Company expects to receive the remaining $1,400,000 in cash from Mr. Oudom and to issue the shares to him by December 31, 2023.

We also received a $500,000 loan from our Chief Executive Office, Mr. Song, in December 2022, which remains outstanding and carries annual interest of 1%.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2023 and 2022, respectively.

	For the nine months ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$763,733	$(6,591,318)
Net cash used in investing activities	(603,892)	(180,000)
Net cash provided by (used in) financing activities	(804,081)	4,157,910
Exchange rate effect on cash	(698,265)	(995,684)
Net cash outflow	$(1,342,505)	$(3,609,092)

Operating Activities

Net cash provided by our operating activities was $763,733 during the nine months ended September 30, 2023, as compared to net cash used in operating activities of $6,591,318 in the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the increase is attributable to a decrease in net loss of $11.8 million and a decrease in accounts receivable of $3.7 million.

Investing Activities

Net cash used in our investing activities was $603,892 during the nine months ended September 30, 2023, as compared to net cash used in investing activities of $180,000 in the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we purchased properties and trademark use rights amounting to $603,892, while during the nine months ended September 30, 2022, we paid $180,000 for the acquisition of Phenix Bio Inc.

Financing Activities

Net cash used in our financing activities was $804,081 during the nine months ended September 30, 2023, as compared to net cash provided by financing activities of $4,157,910 in the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we repaid $290,412 of long-term loans and $2,463,210 of related party loans, obtained $347,941 of bank loans and $1,600,000 from a stock purchase by Mr. Oudom. During the nine months ended September 30, 2022, we obtained a $5,000,000 loan from Mr. Oudom that was converted into Common Stock in July 2022 and obtained $112,679 of short-term loans. During this period, we repaid $366,315 of long-term loans and $254,768 of related party loans.

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

On July 5, 2022, we entered into a stock purchase agreement (as amended on February 27, 2023) with Mr. Oudom, the Chairman of our board of directors, whereby we agreed to acquire 100% of the equity interests in Phenix, a distributor of healthcare products. The transaction closed effective March 15, 2023. The aggregate purchase price for the equity interests in Phenix was $180,000 in cash, which has been paid, plus up to 5,270,000 shares of our company’s Common Stock (reflecting the Reverse Splits), of which 270,000 shares were issued upon obtaining the approval of our shareholders. The agreement provided that 5,000,000 shares will be issued if the aggregate net profit generated by Phenix is at least $2,500,000 in calendar year 2023 or in any fiscal quarter of 2023, subject to the approval of our shareholders. Such performance target was met in the second quarter of 2023 and the 5,000,000 shares were issued to Mr. Oudom on December 6, 2023.

On February 27, 2023, the Company entered into a stock purchase Agreement with Mr. Oudom, whereby the Company agreed to sell 2,000,000 shares of Common Stock to Mr. Oudom for $3,000,000 in cash, based on a purchase price of $1.50 per share, subject to shareholder approval of the issuance of such shares. The transaction was approved by the Company’s shareholders on April 13, 2023. The Company expects to receive the $3,000,000 in cash from Mr. Oudom and to issue the shares to him by December 2023. As of September 30, 2023, the Company had received $1,600,000 in cash.

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

(2) On June 9, 2022, the Company issued a $5 million subordinated promissory note, which was converted into 1,250,000 shares of the Company’s Common Stock (post the December 2022 1 to 10 reverse split) on July 18, 2022, upon obtaining shareholder approval for the transaction. We erroneously reflected the proceeds of the promissory note in the Consolidated Statements of Cash Flows as “Issuance of Common Stock” for the nine month period ended September 30, 2022.   We failed to reflect this promissory note as a note payable as of September 30, 2022. As a result, we are in the process of restating our financial statements for the quarterly period ended September 30, 2022. This restatement did not effect our net income, per-share amounts, retained earnings or other components of equity or net assets for prior filings and the current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

(3) We restated our financial statements for the year ended December 31, 2021 and are in the process of restating the our financial statements for the quarterly period ended September 30, 2022 to correct errors identified in our prior financial statements. In the year ended December 31, 2021 and the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, we recorded amortization of convertible notes as a general and administrative expense in error. We have revised the financial statements for the year ended December 31, 2021 and the nine months ended September 30, 2022 and are in the process of revising our financial statements for the quarterly period ended March 31, 2022 and June 30, 2022 to record the amortization of convertible notes as an “other expense”. The impact of the restatement on our financial statements is the reclassification of such expense as an “other expense”. The reclassification also affected the classification of such expense in the Consolidated Statements of Cash Flows. We have also amended various footnotes to the financial statements. We restated our financial statements for the year ended December 31, 2021 and are in the process of restating the financial statements for the year ended December 31, 2022 and the quarterly periods ended March 31, 2022, June, 30, 2022 and September 30, 2022 to correct this issue. This restatement did not affect our net income (loss), net income (loss) per-share, retained earnings or other components of equity or net assets for our prior filings and the current filing. We have concluded that the restatement does not materially affect our liquidity or our compliance with debt covenants or other financial obligations.

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

We are taking steps to address the causes of the restatements and to improve our internal controls over financial reporting. We are in the process of hiring a new third party consulting firm to assist us in strengthening our daily internal controls and financial reporting process review. We also aim to improve our internal accounting department management as well. We are committed to maintaining the integrity of our financial statements and to provide accurate and transparent financial information to our investors.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II ---- OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors

The loss of, or a material reduction in orders from Phenix Bio Inc.’s sole customer, would materially and adversely affect our results of operations and financial condition.

Our new subsidiary, Phenix has generated all of its sales of dietary supplements in the nine months ended September 30, 2023 from one customer, Meta Time, an online seller of such products. The loss of this customer, or a material reduction in their purchases, would have a material adverse effect on our financial condition, liquidity, and results of operations.

As of the date of this filing, there have been no other material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2023, 2,420 shares of Common Stock were issued to one Institutional Investor upon conversion of $3,000 of convertible notes. In addition, 891,762 shares of Common Stock having a value of $1,105,785 were issued to the other Institutional Investor due to the application of Floor Amount Issuance contained in the convertible notes.

During the nine months ended September 30, 2023, 414,044 shares of Common Stock were issued to two institutional investors upon exercise of 1,160,000 warrants.

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

BIMI International Medical Inc.
(Registrant)

Date: December 19, 2023	By:	/s/ Tiewei Song
Tiewei Song
Chief Executive Officer

Date: December 19, 2023	By:	/s/ Baiqun Zhong
Baiqun Zhong
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)